Form 10-Q
period 1996-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1996-08-14
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q



(Mark One)
   [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________




                        Commission File Number 033-08655
                                              ----------


                         MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of registrant as specified in its charter)





                  Not Applicable                            06-1436334
          -------------------------------               -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

  67 Sandy Desert Road, Uncasville, Connecticut                06382
  ----------------------------------------------            ----------
     (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code (860) 204-7190
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X  .
    -----     -----

                         MOHEGAN TRIBAL GAMING AUTHORITY

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 1996 and September 30, 1995. . .     3

          Statement of Cash Flow from Inception, July 15, 1995 through
               June 30, 1996.. . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Financial Statements. . . . . . . . . . . . . . . . .     6


Item 2.   Management's Discussion and Analysis of Financial
                 Condition . . . . . . . . . . . . . . . . . . . . . . .    12


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

PART I.  FINANCIAL INFORMATION


                         MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                   AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                 (in thousands)




                                                    June 30,     September 30,
         ASSETS                                       1996           1995
                                                      ----           ----
                                                   (unaudited)

CURRENT ASSETS:
  Restricted cash                                   $ 53,881       $213,300
  Deposits                                             1,918              -
                                                    --------       --------
          Total Current Assets                        55,799        213,300
                                                    --------       --------

CAPITALIZED PROPERTY COSTS:
  Deferred lease cost                                 29,630              -
  Leasehold interest under construction              152,584              -
  Equipment                                            4,644              -
                                                    --------       --------
          Total Capitalized Property Costs           186,858              -
                                                    --------       --------

OTHER ASSETS:
  Pre-opening costs                                    4,455              -
  Deferred financing costs                             8,915         11,352
  Organizational costs                                   700            700
                                                    --------       --------
          Total Other Assets                          14,070         12,052
                                                    --------       --------
          Total Assets                              $256,727       $225,352
                                                    --------       --------
                                                    --------       --------


                     The accompanying notes are an integral
                       part of these financial statements.

                         MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                   AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                 (in thousands)


                                                    June 30,     September 30,
         LIABILITIES                                  1996           1995
                                                      ----           ----
                                                   (unaudited)

CURRENT LIABILITIES:
  Construction retainage                            $  9,151       $      -
  Current maturities of long-term debt                    25              -
  Accounts payable                                    24,461         10,352
  Accrued liabilities                                  7,781              -
                                                    --------       --------
          Total Current Liabilities                   41,418         10,352
                                                    --------       --------

COMMITMENTS & CONTINGENCIES (SEE NOTE 5)

NON-CURRENT LIABILITIES:
  Senior notes                                       175,000        175,000
  Subordinated notes                                  40,000         40,000
  Other long-term debt                                   309              -
                                                    --------       --------
          Total Non-Current Liabilities              215,309        215,000
                                                    --------       --------
          Total Liabilities                         $256,727       $225,352
                                                    --------       --------
                                                    --------       --------


                     The accompanying notes are an integral
                       part of these financial statements.

                         MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENT OF CASH FLOW

                  FOR THE PERIOD FROM INCEPTION (July 15, 1995)

                              THROUGH JUNE 30, 1996
                            (in thousands, unaudited)



PRE-OPENING ACTIVITIES:
  Increase in deposits                                            $  (1,918)
  Increase in construction retainage                                  9,151
  Increase in accounts payable                                       24,461
  Increase in accrued liabilities                                     7,781
                                                                  ---------
          Net cash provided by pre-opening activities                39,475
                                                                  ---------

INVESTING ACTIVITIES:
  Deferred lease cost                                               (29,630)
  Leasehold interest under construction                            (152,584)
  Equipment additions                                                (4,644)
  Pre-opening costs                                                  (4,455)
  Deferred financing costs                                           (8,915)
  Organizational costs                                                 (700)
                                                                  ---------
          Net cash used in investing activities                    (200,928)
                                                                  ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          215,334
                                                                  ---------
          Net cash provided by financing activities                 215,334
                                                                  ---------
          Net increase in cash and cash equivalents                  53,881

CASH AND CASH EQUIVALENTS, at beginning of period                         -
                                                                  ---------
CASH AND CASH EQUIVALENTS, at end of period                       $  53,881
                                                                  ---------
                                                                  ---------


SUPPLEMENTAL INFORMATION:

INTEREST PAID                                                     $  14,925
                                                                  ---------
                                                                  ---------


                     The accompanying notes are an integral
                       part of these financial statements.

                         MOHEGAN TRIBAL GAMING AUTHORITY

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     THE AUTHORITY -

     The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Authority is developing a gaming and entertainment facility (the "Mohegan Sun"). The Authority's year-end is September 30.

     The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority certain land located in southeastern Connecticut on which the Mohegan Sun is being constructed (the "Site"). The Site is a portion of a parcel of land that has been acquired and held in trust for the Tribe by the United States of America, with the Tribe retaining perpetual rights to the use of the Site (see Note 3).

     The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Compact") that has been approved by the Secretary of the Interior.

     The Authority has engaged Trading Cove Associates ("TCA") to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by a subsidiary of Sun International Hotels Limited ("Sun International"). The remaining partners of TCA are hotel and real estate developers and operators located primarily in the northeastern United States.

     The Authority is financing the development of the Mohegan Sun with the proceeds of the sale of senior notes, subordinated notes and equipment and working capital financing, as described in Note 2. The total cost of development and construction of the Mohegan Sun and working capital is estimated to be $318 million, all of which has been obtained as of the balance sheet date as follows (000's):

          Series A Senior Notes                               $175,000
          Subordinated Notes                                    40,000
          Subordinated Notes:  Secured
            Completion Guarantee                                50,000
          Working Capital Financing                             13,000
          Equipment Financing                                   40,000
                                                              --------
                                                              $318,000
                                                              --------
                                                              --------

     The Authority will draw funds under a Secured Completion Guarantee (the "Guarantee") provided by Sun International. The Guarantee provides that, subject to certain qualifications, Sun International will provide up to $50 million to fund any cost overruns incurred in connection with the construction, development, equipping and opening of the Mohegan Sun. The Guarantee terminates on September 30, 1997 or, if certain other criteria are met, as agreed upon by the Authority and Sun International. Any draws on the Guarantee will be evidenced by additional subordinated notes issued by the Authority to Sun International. These additional subordinated notes will bear interest at the prime rate plus 1% and will be payable under the same terms as the subordinated notes discussed in Note 2.

     USE OF ESTIMATES IN THE PRESENTATION OF FINANCIAL STATEMENTS -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRESENTATION OF FINANCIAL STATEMENTS -

     The financial statements as of June 30, 1996 have been prepared by the Authority without audit. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position of the Authority as of June 30, 1996 and cash flow from the Authority's inception on July 15, 1995 to June 30, 1996.

     FAIR VALUE OF FINANCING INSTRUMENTS -

     The Authority's carrying amount of financial instruments including cash, payables and debt, approximate fair market value.

     DEVELOPMENT STAGE ENTERPRISE -

     The Authority is classified as a Development Stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

     CASH EQUIVALENTS -

     For purposes of the statement of cash flow, the Authority has considered all investments with maturities of 3 months or less to be cash equivalents.

     RESTRICTED CASH -

     Included in restricted cash is approximately $48 million held in escrow as required by the Indenture governing the Senior Notes (see Note 2). Disbursements from the escrow account can only occur upon submission of a disbursement request (as defined) to the Escrow Agent, and such funds disbursed can only be used for payment of costs and expenses as contemplated in the original or amended budgets as referred to in the Disbursement and Escrow Agreement.

     CAPITALIZED PROPERTY COSTS -

     Capitalized property costs consist of (i) deferred lease costs related to the payment made by the Authority on behalf of the Tribe for the acquisition of the Site (see Note 3), (ii) leasehold interest costs which represent costs incurred through the balance sheet date for the construction of the Mohegan Sun (see Note 3) and (iii) equipment (primarily furniture and computers) that is being used in connection with the pre-opening activities of the Authority. Upon the commencement of operations, these costs will be depreciated or amortized, as applicable, on a straight-line basis over the following estimated useful lives:

          Deferred lease cost                           50 years
          Leasehold interest cost                      40-50 years
          Equipment                                     5-7 years

     DEFERRED LEASE COST -

     Deferred lease cost consists of the following (000's):

          Acquisition cost of the site                         $28,385
          Acquisition cost of additional parcel                  1,245
                                                               -------
                                                               $29,630
                                                               -------
                                                               -------

     The Site and the additional parcel (see Note 2) were acquired from third parties unrelated to the Tribe or the Authority. The Authority will not be reimbursed by the Tribe for these payments.

     OTHER ASSETS -

     Other assets consist of pre-opening, deferred financing and organization costs. Pre-opening costs are mainly payroll and related benefits and general office overhead incurred through the balance sheet date. Deferred financing costs have been incurred in connection with the issuance of the senior notes and the subordinated notes. Organization costs represent primarily legal costs incurred in the organization of the Authority. Beginning on the opening date of the Mohegan Sun, these costs will be amortized on a straight-line basis over the following estimated useful lives:

          Pre-opening costs                                 12 months
          Deferred financing costs                           7 years
          Organization costs                                 5 years


2.   DEBT:

     The Authority issued $175 million in principal amount of Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13-1/2% per annum and Cash Flow Participation Interest (as defined) in an aggregate amount of 5.0% of the Authority's Cash Flow (as defined) up to a limit, during any two consecutive semi-annual periods, ending on September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually commencing May 15, 1996. No Cash Flow Participation Interest shall be payable with respect to any period prior to the earlier of the first day the Mohegan Sun commences operations or October 31, 1996. The aggregate amount of Cash Flow Participation
     Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio (as defined) is less than 2 to 1. The Senior Notes are redeemable, at set prices as set forth in the Senior Notes, after November 15, 1999 at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes), each holder of Senior Notes can require the Authority to repurchase the Notes at prices specified in the Senior Notes. Beginning with fiscal year ending September 30, 1997, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding.

     The Authority has issued $40 million of subordinated notes to Sun International. These notes bear interest at 15% per year, payable semi-annually, and are due in 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

     The above described debt is secured by substantially all the assets of the Authority.

     The Tribe has acquired an additional parcel of land adjacent to the Site ("Additional Parcel") that will be used to expand the access road to the Mohegan Sun. The lease between the Tribe and the Authority with respect to the Site has been amended to include the Additional Parcel. The annual rent under the Lease remains at $1.00 (see Note 3), but the Authority has made the initial downpayment of $250,000 and assumed the promissory note ($350,000) with respect to the Additional Parcel. The terms of the promissory note provide for monthly payments of principal and interest (8%) of $4,246.48 commencing on January 1, 1996, with a final payment due on December 1, 2005. This promissory note is secured by a mortgage on the Additional Parcel.

     Repayments of debt for the next five years and thereafter follows:

          Year Ending
          September 30,                                    Amount
          -------------                                    ------
                                                           (000's)

             1996 (3 months)                             $      6
             1997                                              25
             1998                                              27
             1999                                              29
             2000                                              32
             Thereafter                                   215,215
                                                         --------
                                                         $215,334
                                                         --------
                                                         --------

     The ability of the Authority to meet its debt service requirements will be entirely dependent upon the completion and future successful performance of the Mohegan Sun, which is subject to financial, economic, political, competitive, and other factors, many of which are beyond the Authority's control.

     The amount of interest capitalized for the period from the Authority's inception to June 30, 1996 was approximately $22.4 million.

     The Authority has also obtained a capital lease commitment for gaming equipment financing of up to $40 million from Sodak Gaming, Inc. The terms of this agreement provide for payment of interest at a rate of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months commencing 30 days after full use of the Mohegan Sun has commenced.


3.   Lease Agreement:

     As discussed in Note 1, the Authority has entered into a Lease with the Tribe with respect to the Site. The initial term of the Lease is 25 years, with an option to extend the term for an additional 25 years provided that the Authority is not in default under the Lease. The Lease also provides that all improvements constructed on the Site will become the property of the Tribe and subject to the Lease. The Lease is a net Lease requiring that the Authority be responsible for all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, plus paying the Tribe an annual rent of $1.00. In addition to the rent, the Authority has used the proceeds from the issuance of the subordinated notes, described in Note 2, to acquire the Site on behalf of the Tribe.
     Due to these payments and other terms of the Lease described above, expenditures made by the Authority in connection with the acquisition of the Site and the Additional Parcel have been recorded as deferred lease costs and related improvements have been reflected as leasehold interests for financial reporting purposes. The deferred lease costs will be amortized on a straight-line basis over the term of the Lease, plus the option period (a total of 50 years). The leasehold interest will be amortized on a straight-line basis over the estimated life of the buildings (40 years).


4.   INCOME TAXES:

     The Tribe is an "Indian Tribal Government" within the meaning of sections 7701(a)(40) and 7871 of the Internal Revenue Code of 1986, as amended. As such, the Authority has tax-exempt status with respect to federal and state income and certain excise taxes.

5.   COMMITMENTS AND CONTINGENCIES:

     The Tribe, by itself and acting through the Authority, and TCA have entered into an Amended and Restated Gaming Facility Development and Construction Agreement ("the Construction Agreement") providing for the design, construction, furnishing and site development of the Mohegan Sun by TCA. The total cost of the Mohegan Sun, as outlined in the Construction Agreement, is not to exceed $325 million. The Tribe has assigned its rights and obligations in the Agreement to the Authority.

     The Tribe has entered into a seven-year Amended and Restated Gaming Facility Management Agreement ("the Management Agreement") with TCA to provide for the management of the Mohegan Sun. Under the terms of the Management Agreement, the Tribe has granted TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities. The Management Agreement authorizes TCA to pay itself a monthly management fee from the Mohegan Sun's net revenues. The management fee under the Management Agreement is expressed as a percentage of net revenues, which ranges from 30% to 40%, depending on the level of the net revenues generated by the Mohegan Sun. The Tribe has assigned its rights in and delegated its obligations under the Management Agreement to the Authority.

     The Tribe's Compact with the State of Connecticut stipulates that a portion of the revenues earned on slot machines will be paid to the State of Connecticut. For each twelve-month period commencing July 1, 1995 the minimum contribution of the Tribe to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80 million. These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines to be operated in the State of Connecticut (other than on certain Indian lands). No payments have been made or are due as of the balance sheet date. When such payments become payable, they will be reflected as operating expenses of the Authority.

     The Tribe has entered into an agreement with the Town of Montville, Connecticut (the "Town") pursuant to which the Tribe has agreed to pay to the Town (i) an annual payment of $500,000 to compensate the Town for the financial impact of removing the Site from the Town's tax rolls and jurisdiction and (ii) a one-time fee of $3 million to make improvements to the Town's water system, which improvements are necessitated by the development and operation of the Mohegan Sun. The one time payment is payable, and the annual payments are due commencing, one year after the commencement of slot machine gaming activities.

     It is anticipated that these payments will be made by the Authority on behalf of the Tribe. When that occurs, the one-time fee of $3 million for the improvement of the Town's water system will be capitalized as part of leasehold interest (see Note 3), while the annual payments of $500,000 will be treated as operating expenses of the Authority since they are effectively in lieu of property taxes that would be the responsibility of the Authority under the Lease. It is not anticipated that the Tribe will reimburse the Authority for these payments.

     As of June 30, 1996 the Authority has entered into or is negotiating various commitments to obtain (through purchase or under capital or operating leases) approximately $34 million worth of assets. Also, the Authority has obtained a working capital line of credit of $13 million none of which was outstanding as of June 30, 1996.




Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITIONS


The cost of developing, constructing, equipping and opening the Mohegan Sun is expected to total approximately $318 million, which consists of $305 million of project development costs and $13 million of initial working capital.

 The Authority has obtained $175 million from the issuance of Senior Notes, $40 million from the issuance of subordinated notes, up to $40 million from equipment financing, up to $50 million under a secured completion guarantee provided by Sun International and $13 million in working capital financing, which is the Authority's principal source of liquidity.

For the period from the Authority's inception, July 15, 1995, through June 30, 1996, the Authority expended $161,453,000 for the financing, construction and development of the Mohegan Sun, which included $14,925,000 in interest paid on May 15, 1996 to the holders of the Senior Notes.

Management believes that upon the commencement of operations, during the fourth quarter of 1996, cash flow from operating activities will be sufficient to pay for operations and service all debt incurred for the development of the Mohegan Sun.

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following document is filed as an exhibit to this report:

               27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOHEGAN TRIBAL GAMING AUTHORITY





Date:      August 14, 1996         By:   /s/ Roland Harris
       --------------------             ------------------------------------
                                        Roland Harris,
                                        Chairman Management Board


Date:      August 14, 1996         By:   /s/ George T. Papanier
       --------------------             ------------------------------------
                                        George T. Papanier, Chief Financial
                                        Officer and Senior Vice President of
                                        Finance