Form 10-K405
period 1996-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1996-12-30
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1996

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from inception to September 30, 1996

                        Commission file number 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARACTER)

             Non applicable                                06-143633
             ----------------------------------------------------------

             (State or other jurisdiction of           (IRS employer
            incorporation or organization)          Identification No.)

            Mohegan Sun Boulevard, P. O. Box 348, Uncasville, CT  06382
            -----------------------------------------------------------
            (address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code (860) 204-7190

Securities Registered Pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .
                                                  ---    ---

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes  X   No    .
                                 ---     ---

                         MOHEGAN TRIBAL GAMING AUTHORITY

                                       INDEX



PART I.                                                                  PAGE

Item 1.  Business                                                         1
Item 2.  Properties                                                       4
Item 3.  Legal Proceedings                                                5
Item 4.  Submission of Matters to a Vote of Security Holders              5

PART II.

Item 5.  Market                                                           6
Item 6.  Selected Financial Data                                          6
Item 7.  Management Discussion and Analysis                               6
Item 8.  Financial Statements and Supplementary Data                      7
Item 9.  Change in and Disagreements with Accountants                     7

PART III.

Item 10. Executive Officers                                               8
Item 11. Executive Compensation                                          12
Item 12. Security Ownership                                              12
Item 13. Related Party Transactions                                      12

PART IV.

Item 14. Exhibits and Schedules                                          13

                                   PART I
                                   ------

ITEM 1 - BUSINESS
-----------------

A. GENERAL DEVELOPMENT OF BUSINESS
   -------------------------------

The Mohegan Tribal Gaming Authority (the "Authority"), established in July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Authority is developing a gaming and entertainment facility (the "Mohegan Sun"). The Authority's year-end is September 30.

The Authority has two major functions. The first, delegated to the Authority's Management Board, was to engage Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the development, operation, management, promotion and construction of the Mohegan Sun and all related development. The Management Board consist of the nine members of the Council (the governing body of the Tribe). The Management Board also selects tribal representatives to a Business Board which oversees the business aspects of the gaming operation (the "Business Board"). The Business Board is established under the management agreement between the Tribe and TCA (the "Management Agreement") and consists of two members appointed by the Tribe and two members appointed by TCA.

The second major function of the Authority is to regulate gaming. The Management Board appoints an independent Director of Regulation to ensure the integrity of the gaming operation through the promulgation and enforcement of appropriate regulation. The Director of Regulation serves at the pleasure of the Management Board. The Director is responsible for issuance and revocation of gaming licenses and employs a staff that is responsible for performing background investigation into gaming license applicants.

The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority certain land located in southeastern Connecticut on which the Mohegan Sun is being constructed (the "Site"). The Site is a portion of a parcel of land that has been acquired and held in trust for the Tribe by the United States of America, with the Tribe retaining perpetual rights to the use of the Site.

The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Compact") that has been approved by the U.S. Secretary of the Interior.

The Authority has engaged TCA to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by Sun Cove Ltd., an owned affiliate of Sun International Hotels Limited ("Sun International") and 50% by Waterford Gaming, LLC.

The Authority is financing the development of the Mohegan Sun with the proceeds of the sale of $175.0 million of 13 1/2% Senior Notes due 2002 (the "Senior Notes"), $40.0 million of Subordinated Notes due 2003 (the "Subordinated Notes"), approximately $40.0 million available under equipment lease financing (the "Equipment Financing") and approximately $13.0 million of senior indebtedness available for working capital purposes (the "Working Capital Financing"). In addition, Sun International has provided a $50.0 million secured completion guarantee to fund any cost overruns (the "Secured Completion Guarantee").

B. NARRATIVE DESCRIPTION OF BUSINESS
   ---------------------------------

GENERAL
-------

The Mohegan Sun is located on a heavily wooded 240-acre site on the banks of the Thames River, in southeastern Connecticut. The Mohegan Sun's historical northeastern Indian theme is conveyed through architectural features and the use of natural design elements such as timber, stone, and water. The Mohegan Sun is separated into four themed quadrants, each of which has its own unique entrance and is designed to reflect a separate seasonal theme - winter, spring, summer and fall - emphasizing the importance of the seasonal changes to tribal life. The approximately 625,000 square foot facility includes approximately 150,000 square feet of gaming space, and is designed to accommodate approximately 3,000 slot machines and 180 table games. At the commencement of operation on October 12, 1996, the Authority had 2,500 slot machines and 179 table games.

The Mohegan Sun food service includes a 680-seat buffet, three specialty theme restaurants, a coffee shop, deli and a large food court. Multiple full-service and floor service bars are located throughout the facility, plus a lounge with live entertainment. For non-gaming entertainment, the Mohegan Sun offers a children's recreation area and child care facilities.

CURRENT STATUS
--------------

Although Mohegan Sun commenced operations subsequent to year-end, the final costs of developing, contructing, equipping and opening the Mohegan Sun have not been finalized. The $318 million total budgeted project costs are based on budgets prepared by the Authority with the assistance of Sun International, TCA and the contractors. The Authority has entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of Mohegan Sun. The final amount paid under such contract, however, is subject to modification based upon the occurrence of certain events, such as design change orders and costs associated with certain types of delays. The Authority and Morse Diesel
International currently are negotiating whether certain costs incurred in construction of the Mohegan Sun are covered under the guaranteed maximum price or whether such cost increases are the result of change orders or other events that could result in an increase in the contract price above the guaranteed maximum price. The resolution of all or some of these issues in favor of Morse Diesel International may result in the final cost of Mohegan Sun exceeding its current budget. Based upon its review of the budget and the open cost items, the Authority believes that the final, total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes and amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing. However, there is no assurance that such costs will not exceed budgeted amounts. As of December 4, 1996, the Authority has drawn $42 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal of the amount of the draw. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event the resolution of the issues with Morse Diesel International result in total development costs being in excess of $325 million, the Authority would require the consent of the NIGC, and there can be no assurances such consent would be given.

SEASONABILITY
-------------

Mohegan Sun currently operates in an industry which reflects the conditions that the seasons bring to Connecticut. The volume tends to peak in spring and summer as tourists come to the east coast, while fall and winter seasons tend to decline slightly as the climate changes.

COMPETITIVE CONDITIONS
----------------------

Because Mohegan Sun is marketed primarily to the day-trip customer, it competes primarily with other casinos within 150 miles and, to a lesser extent, with casinos in Atlantic City, New Jersey. Currently, Foxwoods is the only casino in operation within 150 miles of Mohegan Sun site. Foxwoods is located approximately 10 miles from the Mohegan Sun site and is currently the largest gaming facility in the United States in terms of the number of slot machines.

Currently, outside Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under IGRA. In addition to the Pequot Tribe, which operates Foxwoods, a federally recognized tribe in Rhode Island and a federally recognized tribe in Massachusetts are each seeking to establish gaming operations in their respective states. The Oneida Tribe, which operates a gaming facility in upstate New York, is seeking to expand its operations. In addition, a number of Indian tribes in New England are seeking federal recognition in order to establish gaming operations. The Authority cannot predict whether any of these tribes will be successful in establishing gaming operations and, if established, whether such gaming operations will have a material adverse effect on the proposed operations of Mohegan Sun.

In addition, a number of states, including Connecticut, have investigated legalizing casino gaming by non-Indians in one or more locations. In November 1995, the Connecticut state legislature rejected a proposal submitted by the Pequot Tribe to develop a casino in Bridgeport, Connecticut. The Pequot proposal has been submitted in response to a request for proposals made by the State of Connecticut. Under the Compact, the Authority believes that if Connecticut were to legalize any gaming operations other than pursuant to IGRA (i.e., by an Indian tribe on Indian land) with slot machines or other commercial casino games, the Mohegan Tribe would no longer be required to make payments to the State of Connecticut related to slot machine revenues (see Note 6 to Financial Statements). The Authority is unable to predict whether the Connecticut state legislature will accept any other casino proposal and, if such proposal results in a casino being contructed and opened, whether such casino will have a material adverse effect on Mohegan Sun.

ITEM 2 - PROPERTIES
-------------------

The Authority has entered into a Lease with the Tribe with respect to the Site. The initial term of the Lease is 25 years, with an option to extend the term for one additional 25 year term provided that the Authority is not in default under the Lease. The Lease also provides that all improvements constructed on the Site will become the property of the Tribe and subject to the Lease. The Lease is a net Lease requiring that the Authority be responsible for all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, plus paying the Tribe an annual rent of $1.00. In addition to the rent, the Authority has used the proceeds from the issuance of the of the Subordinated Notes, as described in Note 2 to the Financial Statements, to acquire the Site on behalf of the Tribe. Due to these payments and other terms of the Lease described above, expenditures made by the Authority in connection with the acquisition of the Site and additional parcel (See Note 1 to Financial Statements) have been recorded as deferred lease costs and related improvements have been reflected as leasehold interests for financial reporting purposes. The deferred lease costs will be amortized on a straight-line basis over the term of the Lease, plus the option period (a total of 50 years). The leasehold interest will be amortized on a straight-line basis over the estimated life of the building (40 years).

The Site for Mohegan Sun, located approximately one mile from the interchange of I-395 and Connecticut Route 2A (which has been widened to a four-lane expressway), is just outside Montville, Connecticut. As part of its integrated development plan, the Authority has constructed a four-lane access road (with its own exit) from Route 2A, giving patrons of the Mohegan Sun direct access to Interstate 395 and Interstate 95, the main highway connecting Boston, Providence, and New York.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Authority does not have any legal proceedings pending as of September 30, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

Not applicable.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The Authority was organized in July 1995 and completed its first full fiscal year on September 30, 1996. As a result of the Authority's brief operating history, Selected Financial Data has been omitted from Item 6 and readers are referred to the audited Financial Statements of the Authority contained elsewhere herein under Item 8.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------

GENERAL
-------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Proceeeds from the sale of the Senior Secured Notes and Subordinated Notes along with amounts available under Working Capital Financing and the Equipment Financing are the Authority's principal sources of liquidity for the fiscal year ended September 30, 1996.

The cost of developing, constructing, equipping and opening the Mohegan Sun is expected to total approximately $318.0 million, which consists of $305.0 million of project development costs and $13.0 million of initial working capital.

Management has secured cash from Senior Secured Notes of $175.0 million, Equipment Financing for up to $40.0 million, Subordinated Notes of $40.0 million, $50.0 million under the Secured Completion Guarantee provided by Sun International and $13.0 million in Working Capital which are the Authority's principal sources of liquidity.

For the period from inception, July 15, 1995, through September 30, 1996, the Authority expended $230.5 million for the development of the Mohegan Sun which included $14.9 million of interest paid on May 15, 1996, to the holders of the Senior Notes.

In addition, on November 15, 1996, Mohegan Sun has made an interest payment of $11.8 million to the holders of the Senior Notes. As of December 4, 1996, the Authority has drawn $42.0 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal to the amount of the draw.

Management believes that with the commencement of operations at the Mohegan
Sun, on October 12, 1996, cash flow from operating activities will be sufficient to pay for operations and service all debt incurred for the development of the Mohegan Sun.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See Index to Financial Statements on page 15.


ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III
                                   --------

ITEM 10 - EXECUTIVE OFFICERS AND MEMBERS OF THE MANAGEMENT BOARD
----------------------------------------------------------------

MANAGEMENT
----------

The senior management for the Authority is responsible for the day to day operations of Mohegan Sun. Generally, matters of policy pertaining to the business of the Mohegan Sun must be approved by the Business Board.

The Authority has two major functions. The first, delegated to the Authority's Management Board, was to engage TCA to manage the development, operation, management, promotion and construction of the gaming enterprise and all related development. The Management Board consist of the nine members of the Council. The Management Board also selects tribal representatives to a Business Board which oversees the business aspects of the gaming operation (the "Business Board"). The Business Board is established under the Management Agreement and consists of two members appointed by the Tribe and two members appointed by TCA.

The second major function of the Authority is to regulate gaming. The Management Board appoints an independent Director of Regulation to ensure the integrity of the gaming operation through the promulgation and enforcement of appropriate regulation. The Director of Regulation serves at the pleasure of the Management Board. The Director of Regulation is responsible for issuance and revocation of gaming licenses and employs a staff that is responsible for performing background investigation into gaming license applicants.

The Senior Management of Mohegan Sun has been actively engaged in the gaming and lodging industries over the past twenty years.


The following table provides information as of September 30, 1996 with respect to each of (i) executive officers of the Authority and (ii) the members of the Management Board.

Name                        Age    Position
----                        ---    --------

Roland Harris.............   49    Chairman and member, Management Board

Name                        Age    Position
----                        ---    --------

Jayne Fawcett.............   59    Vice Chairman and member, Management Board

William J. Velardo........   41    Executive Vice President and General Manager

George T. Papanier........   39    Senior Vice President and Chief Financial
                                    Officer

Mitchell Grossinger Etess.   38    Senior Vice President, Marketing

Carlisle Fowler...........   66    Treasurer and member, Management Board

Loretta Roberge...........   64    Corresponding Secretary and member,
                                    Management Board

Shirley Walsh.............   48    Recording Secretary and member, Management
                                    Board

Mark Brown................   38    Member, Management Board

Courtland Fowler..........   68    Member, Management Board

Maynard Strickland........   51    Member, Management Board

Glen R. LaVigne...........   35    Member, Management Board

___________________

ROLAND HARRIS- Mr. Harris has been Chairman and a member of the Management Board since October 1995. Mr. Harris is the founder and president of the firm Harris and Clark, Inc. - Civil Engineers, Land Surveyors & Land Planners, which has performed services for the Authority. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut and also as its Planning and Zoning Commissioner. He has served as Deputy Chief of the Griswold Fire Department as Fire Marshall and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board, Mr. Harris serves as the Tribal Planner. In addition to his duties as Chairman, Mr. Harris also is a member of the Business Board and Director of the Tribe's Housing Authority.

JAYNE FAWCETT- Ms. Fawcett has been Vice Chairman of the Management Board since December 1995 and a member of the Management Board since July 15, 1995. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and recently retired from teaching after 27 years of service. Ms. Fawcett was Chairman of the Constitutional Review Board from 1992 to 1993. In addition, she serves as an alternate on the Business Board and oversees the Tribe's public relations.

WILLIAM J. VELARDO- Mr. Velardo has been Executive Vice President, General Manager of the Authority since October 1995 and has 20 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming joint venture in New Orleans, Louisiana. From 1991 to

1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo opened the Mirage in Las Vegas and was Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager for Caesars Tahoe and Caesars Palace.

GEORGE T. PAPANIER- Mr. Papanier has been Senior Vice President of Finance and the Chief Financial Officer of the Authority since October 1995. He has 17 years experience in the casino and hotel industry. Prior to joining the Authority, Mr. Papanier worked for Hemmeter Enterprises from November 1994 to July 1995 as its Vice President of Operations and prior thereto was Vice President of Finance for Trump Plaza Hotel and Casino. Mr. Papanier also held various financial management positions at Bally's Grand, Golden Nugget and Sands Hotel and Casino. Mr. Papanier is a certified public accountant.

MITCHELL GROSSINGER ETESS- Mr. Etess has been Senior Vice President, Marketing since November 1995 and has 16 years experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Etess was Vice President at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the casino and hotel industry.

CARLISLE FOWLER- Mr. Fowler has been the Treasurer and a member of the Management Board since July 15, 1995 has been active in the Tribe's government for over 20 years. Prior to his retirement in 1989, Mr. Fowler was an electronics technician for the State of Connecticut and operated his own electronics business. Mr. Fowler serves on the Business Board and on the Finance Committee of the Management Board. Mr. Carlisle Fowler is the brother of Mr. Courtland Fowler.

LORETTA ROBERGE- Mrs. Roberge has been Corresponding Secretary and a member of the Management Board since July 15, 1995. Mrs. Roberge has served as a paraprofessional at the Mohegan School for 24 years, working with children with special needs. Active in the Tribe's community all her life, Mrs. Roberge previously served as secretary of the Management Board. She presently chairs the Finance Committee, co-chairs the Glad and Sad Committee and is a member of the Cemetery Committee of the Tribe.

SHIRLEY WALSH- Mrs. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 15, 1995. Mrs. Walsh has worked for the Tribe in various capacities for almost four years. Prior to that time, she was employed for 13 years by a local certified public accountant. Mrs. Walsh chaired the Tribe's Election Committee from 1994 to 1995 and serves on the Bingo, Glad and Sad and the Wigwam Committees of the Tribe.

MARK BROWN- Mr. Brown has been a member of the Management Board since October 1995 and serves as the secretary liaison for the Council. Prior to joinng the Council, he served as a law enforcement officer for eight years. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Constitutional Review Board from 1993 to 1994. Mr. Brown is the son of Ms. Pauline Brown, who is serving on the Constitutional Review Board. Mr. Brown has co-chaired the Tribe's Wigwam Committee for the past two years and also serves on its Cemetery Committee.

COURTLAND FOWLER- Mr. Fowler has been a member of the Management Board since July 15, 1995 and was a major contributor to the cultural research that led to the federal recognition of the Tribe. Mr. Fowler continues to lend his expertise to the Cultural Resources Department. Mr. Fowler was previously employed as a chemical operator and assistant foreman a Pfizer until his retirement in 1990. He served as Vice Chairman of the Management Board, as a member of the Constitutional Review Board and as a member of the Tribe's Cemetery Committee. Mr. Fowler also was on the committee that drafted the first constitution of the Tribe. Mr. Courtland Fowler is the brother of Mr. Carlisle Fowler.

MAYNARD STRICKLAND- Mr. Strickland has been a member of the Management Board since October 1995. During the past 20 years, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and in Florida. Mr. Strickland is actively engaged in developing the Tribe's Bingo facility to be housed in the Mohegan Sun Casino. Mr. Strickland was born and raised in the Tribe community, continuing a long family tradition of tribal involvement.

GLENN R. LAVIGNE- Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne has been employed by the Town of Montville, Connecticut since 1979 and oversees building and maintenance for Montville's seven municipal buildings.

ITEM 11 - EXECUTIVES COMPENSATION
---------------------------------

The Authority does not offer their executive offers stock option or stock appreciation right plans.

The following table set for compensation paid or accrued during the year-end September 30, 1996, to the Executive Officers:

                     SUMMARY COMPENSATION TABLE
                     --------------------------

                                    Fiscal
Name and Principal Position       Year Ended      Salary
---------------------------       ----------     --------

William J. Velardo                  1996         $270,078
Executive Vice President

Mitchell Grossinger Etess           1996         $159,411
Senior Vice President Marketing

George T. Papanier                  1996         $146,105
Senior Vice President Finance
and Chief Financial Officer

ITEM 12 - SECURITY OWNERSHIP
----------------------------

The Gaming Authority has no outstanding voting securities.

ITEM 13 - RELATED PARTY TRANSACTIONS
------------------------------------

Mohegan Sun is managed by Trading Cove Associates, a partnership owned equally by Waterford Gaming LLC and a wholly-owned subsidiary of Sun International. Some employees of the Authority are tribal members. Additionally, it is the intention of the Authority to provide contracts or services to the members of the Tribe when compatible to the local market.

On October 7, 1995, the Authority entered into an agreement pursuant to which Harris and Clark, Inc. agreed to provide surveyance, civil engineering and professional design services to the Authority. Roland Harris, Chairman of the Management Board of the Authority, is the founder and president of the Harris and Clark, Inc. As of September 30, 1996, the Authority had paid approximately $547,706 in fees to Harris and Clark Inc. pursuant to such agreement. The Authority believes that the terms and conditions of this transaction are no less favorable than the Authority could have obtained at that time from unaffiliated third parties.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS AND SCHEDULES
--------------------------------

Exhibit
  No.          Description
-------        -----------

  3.1 Constitution of the Mohegan Tribe of Indians of Connecticut (the "Tribe") ratified by Tribal vote on April 12, 1996 {**Exhibit 3.1}*

  3.2 Ordinance No. 95-7/15-1 of the Tribe for Gaming on Tribal Lands, enacted on July 20, 1995 {**Exhibit 3.2}*

  4.1 Indenture dated as of September 29, 1995 among the Mohegan Tribal Gaming Authority of the Tribe (the "Authority"), the Tribe and First Fidelity Bank, as trustee {**Exhibit 4.1}*

  4.2 Purchase Agreement dated September 21, 1995 among Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (collectively, the "Initial Purchasers"), the Authority and the Tribe {**Exhibit 4.2}*

  4.3 Registration Rights Agreement dated as of September 29, 1995 among the Authority and the initial Purchasers {**Exhibit 4.3}*

 10.1 The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact between the Tribe and the State of Connecticut (the "Compact") {**Exhibit 10.1}*

 10.2 Agreement dated April 25, 1994 between the Tribe and the State of Connecticut resolving certain land claims (the "Resolution Agreement") {**Exhibit 10.2}*

 10.3 Memorandum of Understanding April 25, 1994 between the Tribe and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement {**Exhibit 10.3}*

 10.4 Agreement between the Tribe and the Town of Montville, Connecticut {**Exhibit 10.4}*

---------------------
* Incorporated herein by reference to the specified Exhibit to the Authority's Registration Statement on Form S-1 (Registration No. 33-80655).

Exhibit
  No.          Description
-------        -----------


 10.5 Land Lease dated September 29, 1995 between the Tribe and the Authority; Amendment of Land Lease dated September 29, 1995 {**Exhibit 10.5}*

 10.6 Open-end Construction--Permanent Leasehold Mortgage Deed, Assignment of Leases and Rents and Security Agreement dated as of September 29, 1995 between the Tribe and First Fidelity Bank, as trustee {**Exhibit 10.6}*

 10.7 Amended and Restated Gaming Facility Development and Construction Agreement dated September 1, 1995 between the Tribe and Trading Cove Associates ("TCA") {**Exhibit 10.7}*

 10.8 Amended and Restated Gaming Facility Management Agreement dated August 30, 1995 between the Tribe and TCA {**Exhibit 10.8}*

 10.9 Secured Completion Guarantee dated as of September 29, 1995 by Sun International Hotels Limited ("Sun") in favor of First Fidelity Bank, as trustee {**Exhibit 10.9}*

 10.10 Note Purchase Agreement dated as of September 29, 1995 between the Authority and Sun {**Exhibit 10.10}*

 10.11 Cash Collateral Accounts Pledge and Security Agreement dated as of September 29, 1995 among First Fidelity Bank, as trustee, TCA, Sun, the Authority and the Tribe {**Exhibit 10.11}*

 10.12 Disbursement and Escrow Agreement dated as of September 29, 1995 among First Fidelity Bank, as escrow agent, Chicago Title Insurance Company, as disbursement agent, First Fidelity Bank, as trustee, TCA, Sun and the Authority {**Exhibit 10.12}*

 10.13 Pledge Agreement dated September 29, 1995 between Sun International Investments Limited and First Fidelity Bank {**Exhibit 10.13}*

 24.1 Consent of Independent Public Accounts of the Authority (as filed on page F-1 of 10-K)

 27            Financial Data Schedule

---------------------
* Incorporated herein by reference to the specified Exhibit to the Authority's Registration Statement on Form S-1 (Registration No. 33-80655).

                                 INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                           F-1

Balance Sheets of Mohegan Tribal Gaming Authority as of
  September 30, 1996 and 1995                                      F-2-F-3

Statement of Cash Flows of Mohegan Tribal Gaming Authority
  as of September 30, 1996 and 1995                                F-4

Notes to Financial Statements of Mohegan Tribal Gaming Authority   F-5-F-13

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (a development state entity) as of September 30, 1996 and 1995, and cash flows for the period of inception (July 15, 1995) to September 30, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 1996 and 1995, and its cash flows for the period from inception (July 15, 1995) to September 30, 1996, in conformity with generally accepted accounting principles.

                                ARTHUR ANDERSEN LLP

Hartford, Connecticut
November 27, 1996

                          MOHEGAN TRIBAL GAMING AUTHORITY
                          -------------------------------
                                  BALANCE SHEETS
                                  --------------
                  AS OF SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                  -----------------------------------------------
                                  (in thousands)
                                  --------------

            ASSETS                         SEPTEMBER 30,        SEPTEMBER 30,
            ------                             1996                  1995
                                               ----                  ----

CURRENT ASSETS:
 Cash                                        $  7,437             $   --
 Restricted cash                                5,100              213,300
 Deposits                                       5,900                 --
 Inventory                                        819                 --
 Other current assets                           2,135                 --
                                             --------             --------
    Total Current Assets                       21,391              213,300
                                             --------             --------


CAPITALIZED PROPERTY COSTS:
 Deferred lease cost                           30,081                 --
 Leasehold interest under construction        220,578                 --
 Furniture, fixture & equipment                14,259                 --
                                             --------             --------
    Total Capitalized Property
    Costs                                     264,918                 --
                                             --------             --------


OTHER ASSETS:
 Pre-opening costs                             11,186                 --
 Deferred financing costs                       9,286               11,352
 Organizational costs                             700                  700
                                             --------             --------
     Total Other Assets                        21,172               12,052
                                             --------             --------
     Total Assets                            $307,481             $225,352
                                             --------             --------
                                             --------             --------




The accompanying notes to financial statements are an integral part of these statements.

                          MOHEGAN TRIBAL GAMING AUTHORITY
                          -------------------------------
                                  BALANCE SHEETS
                                  --------------
                  AS OF SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                  -----------------------------------------------
                                  (in thousands)
                                  --------------

            LIABILITIES                    SEPTEMBER 30,        SEPTEMBER 30,
            -----------                        1996                  1995
                                               ----                  ----

CURRENT LIABILITIES:
 Construction retainage                      $  9,738             $   --
 Current maturities of long-term debt             250                 --
 Accounts payable                              33,077               10,352
 Accrued interest                              15,232                 --
 Accrued liabilities                            1,208                 --
 Credit line                                    4,749                 --
 Other current liabilities                        227                 --
                                             --------             --------
     Total Current Liabilities                 64,481               10,352
                                             --------             --------


COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)


NON-CURRENT LIABILITIES:
 Senior notes                                 175,000              175,000
 Subordinated notes                            67,000               40,000
 Other long-term debt, net of
  current maturities                            1,000                 --
                                             --------             --------
     Total Non-Current Liabilities            243,000              215,000
                                             --------             --------
     Total Liabilities                       $307,481             $225,352
                                             --------             --------
                                             --------             --------





















The accompanying notes to financial statements are an integral part of these statements.

                          MOHEGAN TRIBAL GAMING AUTHORITY
                          -------------------------------
                              STATEMENT OF CASH FLOW
                              ----------------------
                  FOR THE PERIOD FROM INCEPTION (JULY 15, 1995)
                  ---------------------------------------------
                            THROUGH SEPTEMBER 30, 1996
                            --------------------------
                                  (in thousands)
                                  --------------

PRE-OPENING ACTIVITIES:
 Increase in inventory                                  $    (819)
 Increase in deposits                                      (5,900)
 Increase in other current assets                          (2,135)
 Increase in construction retainage                         9,738
 Increase in accounts payable                              33,077
 Increase in accrued liabilities and interest              16,440
 Increase in other current liabilities                        727
                                                        ---------
     Net cash provided by pre-opening activities           51,128
                                                        ---------


INVESTING ACTIVITIES
 Deferred lease cost                                      (30,081)
 Leasehold interest under construction                   (220,578)
 Net equipment additions                                  (14,259)
 Pre-opening costs                                        (11,186)
 Deferred financing costs                                  (9,286)
 Organizational costs                                        (700)
                                                        ---------
     Net cash used in investing activities               (286,090)
                                                        ---------


FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                 247,499
                                                        ---------
     Net cash provided by financing activities            247,499
                                                        ---------
     Net increase in cash  and cash equivalents            12,537
                                                        ---------

CASH AND CASH EQUIVALENTS, at beginning of period           --
                                                        ---------
CASH AND CASH EQUIVALENTS, at end of period                12,537
                                                        ---------
                                                        ---------

SUPPLEMENTAL INFORMATION:

 INTEREST PAID                                          $ 14,925
                                                        ---------
                                                        ---------


The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENT OF MOHEGAN TRIBAL GAMING AUTHORITY:
----------------------------------------------------------------

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:
-------------------------------------------------------------------

The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Authority is developing a gaming and entertainment facility (the "Mohegan Sun"). The Authority's year-end is September 30.

The Tribe and the Authority have entered into a land lease ("Lease") (see
Note 3) pursuant to which the Tribe is leasing to the Authority certain land located in southeastern Connecticut on which the Mohegan Sun is being constructed (the "Site"). The Site is a portion of a parcel of land that has been acquired and held in trust for the Tribe by the United States of America, with the Tribe retaining perpetual rights to the use of the Site.

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

The Authority has engaged Trading Cove Associates ("TCA") to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by Sun Cove, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% by Waterford Gaming, LLC.

The Authority is financing the development of the Mohegan Sun with the proceeds of the sale of senior notes, subordinated notes and equipment and working capital financing as described in Note 2. The total cost of development and construction of Mohegan Sun and working capital is estimated to be $318 million, all of which has been obtained as of the balance sheet date as follows (000's):

     Senior Notes                   $175,000
     Subordinated Notes               40,000
     Subordinated Notes: Secured
       Completion Guarantee           50,000
     Working Capital Financing        13,000
     Equipment Financing              40,000
                                    --------

                                    $318,000
                                    --------
                                    --------

The Secured Completion Guarantee provides that, subject to certain qualifications, Sun International will provide up to $50.0 million to fund any cost overruns incurred in connection with the construction, development, equipping and opening of the Mohegan Sun. The Guarantee terminates on September 30, 1997, or, if certain other criteria are met as agreed upon by the Authority and Sun International. Any draws on the Guarantee are evidenced by additional subordinated notes issued by the Authority to Sun International. These additional subordinated notes will bear interest at the prime rate plus 1% and are payable under the same terms as the subordinated notes (see Note 2).

USE OF ESTIMATES IN THE PRESENTATION OF FINANCIAL STATEMENTS -
--------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

FAIR VALUE OF FINANCING INSTRUMENTS -
-------------------------------------

The Authority's carrying amount of financial instruments including cash, payables and debt, approximate fair market value.

DEVELOPMENT STAGE ENTERPRISE -
------------------------------

The Authority is classified as a Development Stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

CASH EQUIVALENTS -
------------------

For purposes of the Financial Statements, the Authority has considered all investments with maturities of three months or less to be cash equivalents.

RESTRICTED CASH
---------------

Included in restricted cash are approximately $850,000 held as collateral for road construction permits and land required for the completion of the Authority's roadway access and approximately $4.3 million in working capital for the impressment of the slot machines.

DEPOSITS AND OTHER CURRENT ASSETS
---------------------------------

The Authority has expended approximately $5.9 million in deposits for items relating to the development of the Mohegan Sun that will be refunded in full during the first quarter of fiscal 1997.

INVENTORIES
-----------

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

CAPITALIZED PROPERTY COSTS -
----------------------------

Capitalized property costs consist of (i) deferred lease costs related to the payment made by the Authority on behalf of the Tribe for the acquisition of the Site, (ii) leasehold interest costs which represent costs incurred through the balance sheet date for the construction of the Mohegan Sun and
(iii) equipment (primarily furniture and computers) that are being used in connection with the pre-opening activities of the Authority. Upon the commencement of operations, these costs will be depreciated or amortized, as applicable, on a straight-line basis over the following estimated useful lives:

      Deferred lease cost               50 years
      Leasehold interest cost           40-50 years
      Equipment                         5-7 years

DEFERRED LEASE COST -
---------------------

Deferred lease cost consists of the following (000's):

      Acquisition cost of the site      $28,581
      Acquisition cost of additional
       parcel                             1,500
                                        -------
                                        $30,081
                                        -------
                                        -------

The Site and the additional parcel were acquired from third parties unrelated to the Tribe or the Authority. The Authority will not be reimbursed by the Tribe for these payments.

OTHER ASSETS -
--------------

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

Beginning on the opening date of the Mohegan Sun, these costs will be amortized on a straight-line basis over the following estimated useful lives:

     Pre-opening costs                  12 months
     Deferred financing costs           7 years
     Organization costs                 5 years

RETAINAGE
---------

Retainage consists of amounts withheld from construction draws for the General and Infrastructure contractor to ensure adequate performance and completion of the development of Mohegan Sun and is expected to be remitted in the 1997 fiscal year.

2. DEBT
-------

A. The Authority has issued $175 million in Senior Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13-1/2% per annum and Cash Flow Participation Interest in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. No Cash Flow Participation Interest shall be payable with respect to any period prior to the earlier of the first day the Mohegan Sun commences operations or October 31, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio (as defined) is less than 2 to 1. The Senior Notes are redeemable at set prices as set forth in the Senior Notes after November 15, 1999, at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes) each holder of Senior Notes can require the Authority to repurchase the notes at prices specified in the Senior Notes. Beginning with fiscal year ending September 30, 1997, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding.

B. The Authority has obtained $67.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of two notes. The first note for $40.0 million (Subordinated Notes) bears interest at 15% per year, paid semi-annually. The second note for $27.0 million (Secured Completion Guarantee) bears interest at 1% over prime. Both are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

C. The Authority has obtained a mortgage note payable of approximately $1.3 million from a local bank to fund property purchased for the development of Mohegan Sun payable in yearly payments of $250,000 for 5 years.

D. The Authority has obtained two lines of credit totaling $13.0 million. The line of credit for $12.5 million, obtained from Fleet Bank, offers LIBOR and Base rate options (9.25% as of September 30, 1996). The maximum borrowings under the Fleet line of credit shall be reduced by $2,000,000 on April 1, 1997 and by an additional $2,000,000 on each one month anniversary date thereafter. The second line of credit for $500 thousand was obtained from Norwich Savings bears interest at a rate of 7 3/4%. As of September 30, 1996, $4.8 million was outstanding under both lines of credit. These amounts were used for the impressment of slot machines and Bingo operations.

Long-term debt consists of the following(000's):

Senior Secured Notes (A)                     $175,000
Subordinated Notes (B)                         67,000
Mortgage Note Payable (C)                       1,250
Line of Credit (D)                              4,749
                                             --------
  Total Debt                                  247,999

Less Current Maturities                         4,999
                                             --------
                                             $243,000
                                             --------
                                             --------

The above described debt is secured by substantially all the assets of the Authority.

                     REPAYMENTS OF DEBT FOR NEXT FIVE YEARS

Year ending
September 30,                               Amounts
-------------                               -------
                                            (000's)

   1997                                    $  4,999
   1998                                         250
   1999                                         250
   2000                                         250
   2001                                         250
THEREAFTER                                  242,000
                                           --------
                                           $247,999
                                           --------
                                           --------

The ability of the Authority to meet its debt service requirements will be entirely dependent upon the completion and future successful performance of the Mohegan Sun, which is subject to financial, economic, political, competitive, and other factors, many of which are beyond the Authority's control.

The amount of interest capitalized in leasehold interest under construction on the balance sheet for the period from inception to September 30, 1996, was approximately $30.2 million.

3.  LEASE AGREEMENTS-
---------------------

As discussed in Note 1, the Authority has entered into a Lease with the Tribe with respect to the Site. The initial term of the Lease is 25 years, with an option to extend the term for an additional 25 years provided that the Authority is not in default under the Lease. The Lease also provides that all improvements constructed on the Site will become the property of the Tribe and subject to the Lease. The Lease is a net Lease requiring that the Authority be responsible for all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, plus paying the Tribe an annual rent of $1.00. In addition to the rent, the Authority has used the proceeds from the issuance of the Subordinated Notes, described in Note 2, to acquire the Site on behalf of the Tribe. Due to these payments and other terms of the Lease described above, expenditures made by the Authority in connection with the acquisition of the Site and the Additional Parcel have been recorded as deferred lease costs. These deferred lease costs will be amortized on a straight-line basis over the term of the Lease, plus the option period (a total of 50 years). The leasehold interest will be amortized on a straight-line basis over the estimated life of the buildings (40 years).

The Authority leases various equipment and vehicles under operating leases. Future minimum lease payments under the noncancelable operating leases are as follows:

                                     Amounts
                                     -------
                                     (000's)

1997                                 $3,664
1998                                  3,650
1999                                  3,421
2000                                  3,041
Thereafter                             -0-
                                    --------
                                    $13,776
                                    ========


4.  INCOME TAXES-
-----------------

The Tribe is an "Indian Tribal Government" within the meaning of sections 7701(a)(40) and 7871 of the Internal Revenue Code of 1986, as amended. As such, the Authority has tax-exempt status with respect to federal and state income and certain excise taxes.

5.  COMMITMENTS AND CONTINGENCIES:
----------------------------------

The Tribe, by itself and acting through the Authority, and TCA have entered into an Amended and Restated Gaming Facility Development and Construction Agreement ("the Construction Agreement") providing for the design, construction, furnishing and site development of the Mohegan Sun by TCA. The total cost of the Mohegan Sun as outlined in the Construction Agreement, is not to exceed $325 million. The Tribe has assigned its rights and obligations in the Agreement to the Authority.

The Tribe has entered into a seven-year Amended and Restated Gaming Facility Management Agreement ("the Management Agreement") with TCA to provide for the management of the Mohegan Sun. Under the terms of the Management Agreement, the Tribe has granted TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities. The Management Agreement authorizes TCA to pay itself a monthly management fee from the Mohegan Sun's net revenues (as defined). The management fee under the Management Agreement is expressed as a percentage of net revenues, which ranges from 30% to 40%, depending on the level of the net revenues generated by the Mohegan Sun. The Tribe has assigned its rights in and delegated its obligations under the Management Agreement to the Authority.

The Authority has entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of the Mohegan Sun. The final amount paid under such contract, however, is subject to modification based upon the occurrence of certain events, such as design change orders and costs associated with certain types of delays. The Authority and Morse Diesel International currently are negotiating whether certain costs incurred in construction or the Mohegan Sun are covered under the guaranteed maximum price or whether such cost increases are the result of change orders or other events that could result in an increase in the contract price above the guaranteed maximum price. The resolution of all or some of these issues in favor of Morse Diesel International may result in the final cost of Mohegan Sun exceeding its current budget. Based upon its review of the budget and the open cost items, the Authority believes that the final, total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes and amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing. However, there is no assurance that such costs will not exceed budgeted amounts. As of December 4, 1996, the Authority has drawn $42 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal to the amount of the draw. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event the resolution of the issues with Morse Diesel International result in total development costs being in excess of $325 million, the Authority would require the consent of the NIGC, and there can be no assurances such consent would be given.

The Authority has established a Cash Maintenance Account as a way of accumulating funds to protect the Bond Holders in the event of a default. For the calendar years ended 1997-2001, the annual deposit required is $6.0 million per year and thereafter, such amount necessary to keep at least $36.0 million in the Cash Maintenance Account.

The Authority also has established an Interest and Excess Cash Flow Account into which it must place the fixed interest accrued during each month on the Senior Debt and the Subordinated Debt, 50% of the Excess Cash Flow (as defined) generated by the Mohegan Sun in the previous month and the Cash Flow Participating interest accrued for the prior month. These amounts are to be used to pay current interest and to provide funds for redemption of Senior Debt as provided in the Indenture. If the Senior Debt holders decline redemption, these funds may be used to redeem the subordinated debt, with any remaining balance available for distribution to the Tribe.

The Authority shall also make a minimum monthly payment to the Tribe of $50,000. In addition, the Authority may make a monthly payment to the Tribe with respect to net revenues (as defined), generated by the Mohegan Sun in the preceding month. Such amount shall only be made after certain other minimum Priority Payments and required deposits in to certain reserve accounts (as defined) have been made. No payments have been made or are due as of September 30, 1996.

6. COMPACT WITH THE STATE OF CONNECTICUT
----------------------------------------

The Tribe's Compact with the State of Connecticut stipulates that a portion of the revenues earned on slot machines will be paid to the State of Connecticut. For each twelve-month period commencing July 1, 1995, the minimum contribution of the Tribe to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of
(i) 25% of gross revenues from slot machines or (ii) $80,000,000. These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines to be operated in the State of Connecticut (other than on certain Indian lands). No payments have been made or are due as of September 30, 1996.

7. TOWN OF MONTVILLE
--------------------

The Tribe has entered into an agreement with the Town of Montville, Connecticut (the "Town") pursuant to which the Tribe has agreed to pay to the Town (i) an annual payment of $500,000 to compensate the Town for the financial impact of removing the Site from the Town's tax rolls and jurisdiction and (ii) a one-time fee of $3.0 million to make improvements to the Town's water system, which improvements are necessitated by the development and operation of the Mohegan Sun. The one-time payment is due and the annual payments commence one year after the commencement of slot machine gaming activities.

It is anticipated that these payments will be made by the Authority on behalf of the Tribe. When that occurs, the one-time fee of $3.0 million for improvement of the Town's water system will be capitalized as part of leasehold interest (see Note 3), while the annual payments of $500,000 will be treated as operating expenses of the Authority since they are effectively in lieu of property taxes that would be the responsibility of the Authority under the Lease. It is not anticipated that the Tribe will reimburse the Authority for these payments.

8. SUBSEQUENT EVENTS
--------------------

As of September 30, 1996, the Authority has entered into or is negotiating various commitments to obtain (through purchase or under capital or operating leases) approximately $56.9 million worth of assets. Also, the Authority has drawn down an additional $6 million on the working capital line of credit subsequent to September 30, 1996.


Mohegan Sun plans on implementing a 401(k) plan during the second quarter of fiscal 1997.

Mohegan Sun opened to the general public on October 12, 1996.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be on its behalf by the undersigned, thereunto duly authorized.

                                      MOHEGAN TRIBAL GAMING AUTHORITY
                                      -------------------------------


Date: December 30, 1996                   By: /s/ Roland Harris
      -----------------------------           ---------------------------------
                                              Roland Harris,
                                              Business Board Member

Date: December 30, 1996                   By: /s/ Len Wolman
      -----------------------------           ---------------------------------
                                              Len Wolman,
                                              Business Board Member

Date: December 30, 1996                   By: /s/ William J. Velardo
      -----------------------------           ---------------------------------
                                              William J. Velardo,
                                              Executive Vice President

Date: December 30, 1996                   By: /s/ George T. Papanier
      -----------------------------           ---------------------------------
                                              George T. Papanier, CFO and
                                              Senior Vice President of Finance