Form 10-Q
period 1996-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-02-14
CIK 1005276

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transaction period___________________ to _________________________ .

Commission file number:      033-80655
                             ---------

                           MOHEGAN TRIBAL GAMING AUTHORITY
                           -------------------------------
                (Exact name of Registrant as specified in its charter)


             N/A                                06-1436334
             ---                                ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

Mohegan Sun Boulevard, Uncasville, CT                       06382
-------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)


                                    (860)204-7190
                                    -------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrants (1) have filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                           ---    ---



                     Total number of pages in this report:  16

                           MOHEGAN TRIBAL GAMING AUTHORITY
                                  INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION                                       Page
                                                                      Number
                                                                      ------

ITEM 1 --  Financial Statements
 Report of Independent Public Accountants                                 1

 Financial Information                                                    2

 Condensed Balance Sheets of Mohegan Tribal Gaming Authority as of        3
 December 31, 1996 (unaudited) and September 30, 1996.

 Condensed Statement of Income and Capital of Mohegan Tribal Gaming       4
 Authority for the Period October 12, 1996 (date of commencement of operations), through December 31, 1996 (unaudited).

 Condensed Statement of Cash Flow of Mohegan Tribal Gaming                5
 Authority for the Period October 12, 1996 (date of commencement of operations), through December 31, 1996 (unaudited).

 Notes to Condensed Financial Statements of Mohegan Tribal Gaming        6-9
 Authority.

 ITEM 2 --  Management's Discussion and Analysis of Financial           10-14
 Condition and Results of Operations.

 PART II  --  OTHER INFORMATION

 ITEM 1 --  Legal Proceedings                                            15
 ITEM 2 --  Changes in Securities                                        15
 ITEM 3 --  Defaults upon Senior Securities                              15
 ITEM 4 --  Submission of Matters to a Vote of Security Holders          15
 ITEM 5 --  Other Information                                            15
 ITEM 6 --  Exhibits and Reports on Form 8-K                             15

 Signatures  -  Mohegan Tribal Gaming Authority                          16

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Mohegan Tribal Gaming Authority:


We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority ("Authority") as of December 31, 1996, and the related condensed statements of income and capital for the period October 12, 1996 (date of commencement of operations), through December 31, 1996, and the related condensed statements of cash flows for the period October 12, 1996 (date of commencement of operations), through December 31, 1996. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the condensed balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1996, and the related cash flow for the year then ended (not presented herein), and, in our report dated November 27, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                             Arthur Andersen LLP


Hartford, Connecticut
February 7, 1997

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

The unaudited condensed financial information as of December 31, 1996, and for the three-month period ended December 31, 1996, included in this report was reviewed by Arthur Andersen LLP, independent public accountants. In accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                           MOHEGAN TRIBAL GAMING AUTHORITY
                               CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS)


                                            December 31,        September 30,
                                               1996                  1996
                                            ------------        -------------
                                             (unaudited)
         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $31,211               $7,437
    Restricted cash                                9,917                5,100
    Receivables, net                               1,749                    -
    Inventories                                    3,519                  819
    Other current assets                           1,325                8,035
                                                 -------               ------

         Total current assets                     47,721               21,391

NON-CURRENT ASSETS:
    Capitalized property and
     equipment, net                              293,926              264,918
    Other assets, net                             22,804               21,172
                                                --------             --------

         Total assets                           $364,451             $307,481
                                                --------             --------
                                                --------             --------


         LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
    Current maturities of
     long-term debt                              $20,174               $4,999
    Accounts payable and accrued
     expenses                                     47,791               44,250
    Accrued interest payable                      12,966               15,232
                                                --------             --------

         Total current liabilities                80,931               64,481

NON-CURRENT LIABILITIES:
    Long-term debt, net of
     current maturities                          282,552              243,000
                                                --------             --------

         Total liabilities                       363,483              307,481
                                                --------             --------

CAPITAL:
    Accumulated income                             1,967                    -
    Distribution to Tribe                           (999)                   -
                                                --------             --------

         Total capital                               968                    -
                                                --------             --------

         Total liabilities & capital            $364,451             $307,481
                                                --------             --------
                                                --------             --------


                The accompanying notes are an integral part of these
                              condensed balance sheets.

                           MOHEGAN TRIBAL GAMING AUTHORITY
                      CONDENSED STATEMENT OF INCOME AND CAPITAL
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                         For the period October 12, 1996
                                       (date of commencement of operations)
                                            through December 31, 1996
                                            -------------------------

REVENUES:
    Gaming                                              $90,896
    Food and beverage                                     9,620
    Other                                                 2,444
                                                        -------
         Gross revenues                                 102,960

    Less - Promotional allowance                         (5,948)
                                                        -------

         Net revenues                                    97,012
                                                        -------

COST AND EXPENSES:
    Gaming                                               43,644
    Loss from bingo operations                            1,322
    Food and beverage                                     6,561
    General and administration                           21,595
    Depreciation and amortization                         7,664
    Management fee                                        2,358
    Other                                                 2,400
                                                        -------

         Total costs and expenses                        85,544
                                                        -------

         Income from operations                          11,468
                                                        -------

NONOPERATING INCOME AND (EXPENSES):
    Interest income and other income                        235
    Interest expense                                     (9,736)
                                                        -------
                                                         (9,501)
                                                        -------
         Net income                                     $ 1,967
                                                        -------


                                    CAPITAL

Balance October 12, 1996                                 $    -
Net income                                                1,967
Distribution to Tribe                                      (999)
                                                        -------
Balance December 31, 1996                                $  968
                                                        -------
                                                        -------


                    The accompanying notes are an integral part of
                        these condensed financial statements.

                           MOHEGAN TRIBAL GAMING AUTHORITY
                           CONDENSED STATEMENT OF CASH FLOW
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                            For the period October 12, 1996
                                          (date of commencement of operations)
                                               through December 31, 1996
                                               -------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                           $1,967
    Adjustments to reconcile net income
     to net cash flow provided by
     operating activities -
       Depreciation and amortization of
          property and equipment                          7,664
       Provisions for losses on receivables                  19
       Changes in assets and liabilities
        Increase in receivables and other
           current assets                                (3,983)
        Increase in accounts payable and
           accrued expenses                              20,533
                                                        -------

    Net cash flow provided by operating
         activities                                      26,200

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment             (32,079)
         Decrease in construction payable               (19,258)
                                                        -------

    Net cash flow used in investing activities          (51,337)
                                                        -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Distribution to Tribe                                  (999)
    Increase in short-term borrowings                     8,094
    Proceeds from Equipment Financing                    32,500
    Additional Borrowing From Subordinated
         Notes                                           15,000
    Payments on current maturities of
         long-term debt                                    (867)
                                                        -------

         Net cash flow provided by financing
         activities                                      53,728
                                                        -------
         Net increase in cash and cash
         equivalents                                     28,591


    Cash and cash equivalents at October 12, 1996        12,537
                                                        -------

    Cash and cash equivalents at December 31, 1996      $41,128
                                                        -------
                                                        -------

    Cash interest paid                                  $12,567
                                                        -------
                                                        -------



                 The accompanying notes are an integral part of these
                            condensed financial statements

                           MOHEGAN TRIBAL GAMING AUTHORITY
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996
                                     (UNAUDITED)

BASIS OF PRESENTATION

The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Authority commenced operation of its gaming and entertainment facility (the "Mohegan Sun") on October 12, 1996.

    Prior to October 12, 1996, the Authority was classified as a Development Stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

The Authority has engaged Trading Cove Associates ("TCA") to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by Sun Cove, an affiliate of Sun International Hotels Limited ("Sun
International"), and 50% owned by Waterford Gaming, LLC.

The condensed financial statements have been prepared in accordance with the accounting policies described in the Authority's 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Condensed Financial Statements which appear in that report. The Condensed Balance Sheet at September 30, 1996, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and applicable under generally accepted accounting principles.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the first quarter of 1997 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2.  ISSUANCE OF LONG-TERM DEBT:

Long-term debt consists of the following:


                                              December 31,       September 30,
                                                 1996                1996
                                                 ----                ----
                                                (000's)             (000's)

Authority:
----------

Senior Secured Notes (A)                        $175,000             $175,000

Subordinated Notes (B)                            82,000               67,000

Lines of Credit (working capital)(C)              12,806                4,749

Equipment Financing (D)                           31,920                   --

Other                                              1,000                1,250
                                               ---------            ---------

                                                 302,726              247,999


Less - Current Maturities                         20,174                4,999
                                               ---------            ---------

                                                $282,552             $243,000
                                               ---------            ---------
                                               ---------            ---------

                           MOHEGAN TRIBAL GAMING AUTHORITY
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996
                                     (UNAUDITED)

2.  ISSUANCE OF LONG-TERM DEBT CONTINUED:

A. On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.50% per annum and Cash Flow Participation Interest in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Notes are redeemable at set prices as set forth in the Senior Notes after November 15, 1999, at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes) each holder of Senior Notes can require the Authority to repurchase the notes at prices specified in the Senior Notes. Beginning with fiscal year ending September 30, 1997, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding.

B. The Authority has obtained $82.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes. The Authority has issued $20.0 million of subordinated notes to each of Sun International and Waterford Gaming LLC (Subordinated Notes), which notes bear interest at 15% per year, payable semi-annually. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled. The Authority also has issued $42.0 million in subordinated notes to Sun International evidencing draws made by the Authority under the $50.0 million secured completion guarantee provided by Sun International (Secured Completion Guarantee), which notes bear interest at 1% over prime. As of January 3, 1997, the Authority borrowed the final $8.0 million available under the Secured Completion Guarantee for a total of $50.0 million and issued additional subordinated notes to Sun International for such amount. All such notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

C. The Authority has obtained two lines of credit totaling $13.2 million. The line of credit for $12.5 million, obtained from Fleet Bank, provides for interest based on various floating indexes (9.25% as of December 31, 1996). The second line of credit for $650,000 was obtained from Norwich Savings Society and bears interest at a rate of 7.75%. As of

                           MOHEGAN TRIBAL GAMING AUTHORITY
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996
                                     (UNAUDITED)

2.  ISSUANCE OF LONG-TERM DEBT CONTINUED:

December 31, 1996, $12.8 million was outstanding under both lines of credit. These amounts were used for working capital and Bingo operations.

D. The Authority has received gaming equipment financing of $23.0 million from CIT-Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996.

The Authority has received equipment financing of $9.0 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provides for funding of $5.0 million with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor terms of this agreement consist of funding for $4.0 million with an interest rate of 8.95%. Principal payments will be over 48 months and commenced December 1996.

The Authority received working capital financing of $500,000 from New Horizon Kids Quest IV, Inc. The terms consist of an interest rate of 2% over prime. Principal payments will be over 36 months, which commenced October 1996.

3. OPERATING LEASES:

The Authority has entered into three operating leases. The PDS Financial Corporation has two operating leases with the Authority. The proceeds of the first agreement are $10.4 million with a fixed monthly payment of $253,000. The lease payments will be over 48 months and commenced October 1996. The proceeds of the second lease agreement are $4.1 million with a fixed monthly payment of $95,000. The lease payments will be over 48 months and commenced November 1996.

The third agreement is with Pitney Bowes Credit Corp. provided $4.0 million with a fixed monthly payment of $112,000. The lease payments will be over 42 months commencing in January 1997.

                           MOHEGAN TRIBAL GAMING AUTHORITY
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996
                                     (UNAUDITED)

4.  COMMITMENTS:

The Tribe's Compact with the State of Connecticut stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win contribution"). For each twelve-month period commencing July 1, 1995, the minimum contribution of the Tribe to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000. These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $16,712,000 in expense in its financial statements for the required Slot Win Contribution payments to the State of Connecticut for the fiscal period ended December 31, 1996.

5.  RELATED PARTY TRANSACTIONS:

For the period ending December 31, 1996, the Tribe provided Governmental and Administrative services to the Authority in conjunction with the operation of Mohegan Sun. The Authority paid the Tribe $1,371,000 for such service.

In addition, the Tribe, through two of its limited liability companies, has entered into various land lease agreements with the Authority. Amounts paid by the Authority under these lease agreements to the limited liability companies was $902,000 for the period ended December 31, 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

The Mohegan Sun commenced operations on October 12, 1996. During the period from October 12 through December 31, 1996, cash provided by operations was $26,200,000. On November 15, 1996, Mohegan Sun made an interest payment of $11,813,000 to the holders of the Senior Notes. This interest payment consisted of $9,304,000, which was funded from the Authority's pre-opening construction account (funds available before operations commenced on October 12, 1996) and $2,509,000 which was funded from the operation cash flow.

The Authority historically has funded its operations through the issuance of debt. On September 29, 1995, the Authority issued $175 million in principal amount of Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.5% per annum and participation interest equal to 5.0% of the Authority's cash flow up to a limit, during any two consecutive semi-annual periods ending on September 30, of $250 million of the Authority's cash flow. Fixed interest is payable semi-annually on May 15 and November 15. The Senior Notes are redeemable after November 15, 1999, at the option of the Authority, at prices set forth in the Senior Notes. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes), each holder of Senior Notes can require the Authority to repurchase the Notes at prices specified in the Senior Notes. Beginning with the current fiscal year, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding. The Indenture governing the Senior Notes contains certain covenants restricting the Authority's ability to, among other things, make certain cash payments, incur liens or additional indebtedness, sell assets, lease property, enter into transactions with affiliates or effect any merger, consolidation or any transfer or sale of substantially all of its assets. The authority believes it currently is in compliance with all of the covenants and restrictions contained in the Indenture.

On September 29, 1995, the Authority issued $40.0 million of subordinated notes (the "Subordinated Notes") to Sun International. Subsequent to issuance, Sun International resold fifty-percent of the Subordinated Notes, with a principal amount equal to $20.0 million, to Waterford Gaming LLC. The Subordinated Notes bear interest at 15% per year, payable semi-annually, and are due in 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled.

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY CONTINUED

The Authority's capital spending associated with the development of the facility totaled $51,337,000 for the period from October 12, 1996, through December 31, 1996. Including land and capitalized interest, the Mohegan Sun is expected to cost approximately $318 million. As of December 31, 1996, the Authority had incurred expenditures of approximately $293.3 million with the development of the facility. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event final development costs exceed $325 million, the Authority would require additional consent of the NIGC, and there can be no assurances such consent would be given. Based upon its review of the budget and the open cost items, the Authority believes that the total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes, amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing and cash flow from operations. However, there is no assurance that such costs will not exceed budgeted amounts.

Capital expenditures for post-opening enhancement projects at the facility totaled $502,000 for the period from October 12, 1996, through December 31, 1996. Capital spending will increase over the remaining three quarters of the fiscal year. The additional expenditures will represent capital projects at the facility that in the Authority's opinion will further enhance the guest's experience at the facility. The Authority believes that borrowings under its existing financing agreements and cash flow from operations will be sufficient to fund its currently planned capital expenditures.

During the period ended December 31, 1996, the Authority had net short-term borrowings under its bank lines of credit totaling approximately $8.1 million. The funds were used for the initial working capital needs in conjunction with the opening of the facility.

The Authority has a $12.5 million line of credit which expires on September 24, 1997. Borrowings under this line bear interest at various rates. As of December 31, 1996, approximately $12.5 million was outstanding under this line at an interest rate of 9.25%. The Authority also has a $650,000 line of credit which expires on July 31, 1997. As of December 31, 1996, approximately $650,000 was outstanding under this line at an interest rate of 7.75%. The funds were used for the initial working capital needs in conjunction with the opening of the facility.

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY CONTINUED

The Authority entered into $32.0 million of equipment leasing arrangements with several finance companies, under varying terms. As of December 31, 1996, the Authority had outstanding borrowings under these arrangements of $23.0 million, at an interest rate of 2% over prime; $5.0 million, at an interest rate of 9.17%; and $4.0 million, at an interest rate of 8.95%. All of such amounts are being repaid by the Authority over the 48 months commencing with December 1996.

The Authority for the quarter ending December 31, 1996, borrowed an additional $15 million which was available under the Secured Completion Guarantee to fund construction development costs associated with the completion of the facility. As of January 3, 1997, the Authority borrowed the final $8.0 million available under the Secured Completion Guarantee for a total of $50.0 million.

The Authority believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and capital expenditure requirements. However, the ability of the Authority to meet its debt service requirements will be entirely dependent upon the completion and future successful performance of the Mohegan Sun, which is subject to financial, economic, political, competitive, and other factors, many of which are beyond the Authority's control.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q filed by the Authority with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, ability to meet existing debt obligations, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), competition for gaming patrons in the northeastern United States domestic or global economic conditions, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

OPERATING RESULTS FOR THE PERIOD OCTOBER 12, 1996 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1996-

OPERATING REVENUES AND EXPENSES CONTINUED

Mohegan Sun has 150,000 square feet of gaming space, 2,652 slot machines and 173 gaming tables, dining, entertainment, and retail shopping. The facility had 5,593 employees as of December 31, 1996. Mohegan Sun is approximately a two hour drive from New York City and Boston.

Gaming revenues were $90,896,000 for the period October 12, 1996, through December 31, 1996. The first quarter reflects 84 days of gaming activity. Table games and slot machines were in operation for 81 and 84 days respectively for the first quarter ended December 31, 1996.

Slot revenues were $64,692,000 for the period October 12, 1996, through December 31, 1996 and reflects a win per unit per day of $306 for the quarter.

Table game revenues were $26,204,000 for the period October 12, 1996, through December 31, 1996.

Other revenues were $12,064,000 for the period October 12, 1996, through December 31, 1996. Other revenues primarily represent revenues from food and beverage and retail operations.

Gaming costs and expenses were $43,644,000 for the period October 12, 1996, through December 31, 1996, which reflects costs and expenses associated with table games, slot operations, slot win contribution expense and promotional items given to patrons.

Under its Tribal-State Compact, the Authority is required to pay Slot Win contributions to the State of Connecticut equal to the lesser of (i) 30% of gross operating revenues derived from video facsimiles during the State's fiscal year, or (ii) the greater of 25% of gross operating revenues from such devices during the State's fiscal year or $80,000,000. For the period October 12, 1996, through December 31, 1996, $16,712,0000 was paid by the Authority in accordance with the agreement and recorded as gaming expenses.

Loss from Bingo operations reflects the operating results, excluding depreciation, amortization and interest of $77,000 of the Mohegan Sun's Bingo operations. Bingo is operated by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates.

OPERATING RESULTS FOR THE PERIOD OCTOBER 12, 1996 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1996-

OPERATING REVENUES AND EXPENSES CONTINUED

Depreciation and amortization includes amortization of pre-opening costs amounting to $4,593,000 associated with the development of Mohegan Sun.

Management fee reflects Trading Cove Associates management fee associated with net revenue of Mohegan Sun before bingo operations, which is operated directly by the Authority and not managed by Trading Cove Associates. For the period October 12, 1996, through December 31, 1996, management fee payments were $2,358,000.

Income from operations was $11,468,000 for the period October 12, 1996, through December 31, 1996. Earnings before depreciation, interest, and taxes for the quarter were $19,132,000.

Net interest expense was $9,501,000 for the period October 12, 1996, through December 31, 1996. The interest expense reflects both fixed and participating interest from the Senior Secured Notes, Equipment Financing and Subordinated Notes.

                            Part II  -  OTHER INFORMATION:

Item I  --  LEGAL PROCEEDINGS:

None

Item 2 --  CHANGES IN SECURITIES:

None

Item 3 --  DEFAULTS UPON SENIOR SECURITIES:

None

Item 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5  --  OTHER INFORMATION:

None

Item 6  --  EXHIBITS AND REPORTS ON FORM 8-K:

    a.  Exhibits:
        Exhibit 27  -  Financial Data Schedule

    b.  Current reports on Form 8-K:  None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MOHEGAN TRIBAL GAMING AUTHORITY




Date: February 13, 1997                By:  /s/ William J. Velardo
                                           ----------------------------------
                                            William J. Velardo,
                                            Executive Vice President (Duly
                                            Authorized Officer)



Date: February 13, 1997                By:     /s/ Jeffrey E. Hartmann
                                           ----------------------------------
                                            Jeffrey E. Hartmann, Chief
                                            Financial Officer and Senior Vice
                                            President of Finance (Principal
                                            Financial and Accounting Officer)