Form 10-K405/A
period 1996-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-02-18
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                        Commission file number 033-80655

                         Mohegan Tribal Gaming Authority

            (Exact name of registrant as specified in its character)

        Non applicable                                        06-143633
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                           Identification No.)

            Mohegan Sun Boulevard, P.O Box 348, Uncasville, CT  06382
     (address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (860) 204-7190

Securities Registered Pursuant to Section 12 (b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No  .
                                       --    --

Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
   X   Yes              No
------            ------


The registrant hereby amends the following portions of its previously filed Annual Report on Form 10-K: Item 1, Business; Item 7, Management's Discussion and Analysis of Financial Condition; and Item 13, Related Party Transactions. Items 1, 7 and 13, as amended, are set forth herein in their entirety.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                                    INDEX

PART I.                                                                PAGE

Item 1.     Business                                                   1-6


PART II.

Item 7.     Management Discussion and Analysis                         7-9

PART III.

Item 13.     Certain Relationships and Related Party Transactions      10


Signatures                                                             11-12

                                     PART I

ITEM 1-BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

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

A.  GENERAL DEVELOPMENT OF BUSINESS CONTINUED


The Authority has engaged TCA to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International") and 50% owned by Waterford Gaming, LLC.


The Authority and TCA are parties to a seven-year Gaming Facility Management Agreement ("the Management Agreement") to provide for the management of the Mohegan Sun. Under the terms of the Management Agreement, the Authority has granted TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Authority, the Tribe or any of its instrumentalities. Under the Management Agreement, TCA is authorized to enter into contracts, through the General Manager, relating to the operation of the Mohegan Sun; provided that any contracts that require expenditures of more than $25,000 in any one year or contracts with affiliates of TCA must be approved by the Business Board. TCA is required each year to submit to the Tribal Council, for its approval, a detailed proposed annual operating budget for the Mohegan Sun.


The Management Agreement authorizes TCA to pay itself a monthly management fee out of "Net Revenues" (as defined below) of the Mohegan Sun. The management fee is expressed as a percentage of Net Revenues generated by the Mohegan Sun each year of the agreement, beginning with 40.0% of Net Revenues up to a threshold amount and successively declining to 35.0% and 30.0% of Net Revenues in excess of the threshold amount. For example, for fiscal year 1997, the annual management fee equals the sum of 40.0% of Net Revenues up to $50.5 million, 35.0% of Net Revenues between $50.5 million and $63.2 million, and 30.0% of Net Revenues over $63.2 million. The management fee is paid on a monthly basis, with each payment calculated based on 1/12th of the annual projected Net Revenues, and then adjusted annually within 60 days of the close of the fiscal year. "Net Revenues" are defined as all revenues of any nature generated directly or indirectly from operations of the Mohegan Sun (except from Class III gaming, such as bingo), less operating expenses and certain specified categories of revenue, such as proceeds of third party financing, proceeds from the sale of capital assets, insurance proceeds and interest on certain bank accounts.


TCA is required to deposit all revenues it receives from the operations of the Mohegan Sun into a deposit account, from which TCA cannot make disbursements. Funds are then transferred to a disbursement bank account, from which TCA makes disbursements each month to cover operating expenses of the Mohegan Sun. TCA also is required to reserve additional funds each month (out of funds in excess of any required minimum balances established by the Business Board to cover working capital costs) to pay operating and other costs of the Mohegan Sun that are not paid on a monthly basis, such as insurance premiums. In addition, each of TCA and the Authority is required to make monthly deposits into a "Reserve Fund," which may be used to pay approved capital expenditures for the Mohegan Sun. Up to $3.0 million per year is required to be deposited into the Reserve Fund, payable 60.0% by the Authority and 40% by TCA.

A.  GENERAL DEVELOPMENT OF BUSINESS CONTINUED



Under the Management Agreement, Net Revenues (less a reasonable cash contingency reserve for the payment of cash prizes) are required to be disbursed, to the extent due and payable and earned, in the following order of priority:


     (1) a $50,000 "Minimum Priority Payment" must be distributed to the Tribe each month in which any gaming is conducted (even if only for part of the month), which is chargeable against the Authority's share of Net Revenues; provided that if Net Revenues for any month are less than the Minimum Priority Payment, TCA is required to fund the amount of the deficiency and is entitled to be reimbursed for such amount out of subsequent months' Net Revenues;


     (2) current principal and other payments, including sinking funds or any required deposits to certain reserve accounts required to be maintained under the Indenture, due on the Senior Notes or the Subordinated Notes;


     (3) payments to TCA for funds advanced in prior periods and reimbursement of amounts advanced by TCA (including any Minimum Priority Payment deficiencies funded by TCA pursuant to Item (1), above; all of which funds are charged without interest against the Authority's share of Net Revenues);


     (4)   deposits to the Reserve Fund by the Authority and TCA; and

     (5)   payment of the management fee to TCA.


To the extent the Authority has residual Net Revenues after making the distributions described above, the Authority is required to make distributions to the Tribe (subject to restrictions contained in the Indenture) sufficient to provide the Tribe a fair return on its investment, consistent with the development and operation of a legal and profitable gaming enterprise.


The Authority is financing the development of the Mohegan Sun with the proceeds of the sale of $175.0 million of 13.5% Senior Secured Notes due 2002 (the "Senior Notes"), $40.0 million of Subordinated Notes due 2003 (the "Subordinated Notes"), approximately $40.0 million available under equipment lease financing (the "Equipment Financing") and approximately $13.0 million of senior indebtedness available for working capital purposes (the "Working Capital Financing"). In addition, Sun International has provided a $50.0 million secured completion guarantee to fund any cost overruns (the "Secured Completion Guarantee").

A.  GENERAL DEVELOPMENT OF BUSINESS CONTINUED

The site on which Mohegan Sun is being constructed (the "Site") was formerly occupied by United Nuclear Corporation ("UNC"), a naval products manufacturer of, among other things, nuclear reactor fuel components.


From 1990 through 1993, UNC commissioned an environmental consultant to perform a series of environmental audits and reports on the Site. The environmental audits and soil sampling programs detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. Extensive remediation of contaminated soils and additional investigations were completed. UNC's facility was officially decommissioned on June 8, 1994, when the Nuclear Regulatory Commission ("NRC") confirmed that all licensable quantities of special nuclear material ("SNM") had been removed from the site and that any residual SNM contamination was remediated in accordance with the NRC approved decommissioning plan. By letter dated March 20, 1995, the State of Connecticut Department of Environmental Protection approved the remediation report for the site.


Although the site currently meets all applicable federal, state and local remediation requirements, no assurance can be given that the various environmental reports or any other existing environmental studies with respect to the site revealed all environmental liabilities, that any prior owners or tenants of the Site did not create any material environmental condition not known to the Authority, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist on the Site. Future remediation may be necessary if excavation and construction exposes contaminated soil which has otherwise been deemed isolated and not subject to cleanup requirements.

B.  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

GENERAL CONTINUED

The Mohegan Sun food service includes a 680-seat buffet, three specialty theme restaurants, a coffee shop, deli and a large food court. Multiple full-service and floor service bars are located throughout the facility, plus a lounge with live entertainment. For non-gaming entertainment, the Mohegan Sun offers a children's recreation area and child care facilities.


CURRENT STATUS

Although Mohegan Sun commenced operations subsequent to year-end, the final costs of developing, constructing, equipping and opening the Mohegan Sun have not been finalized. The $318.0 million total budgeted project costs are based on budgets prepared by the Authority with the assistance of Sun International, TCA and the contractors. The Authority has entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of Mohegan Sun. The final amount paid under such contract, however, is subject to modification based upon the occurrence of certain events, such as design change orders and costs associated with certain types of delays. The Authority (with the assistance of Sun International and TCA) and Morse Diesel International currently are negotiating whether certain costs incurred in construction of the Mohegan Sun are covered under the guaranteed maximum price or whether such cost increases are the result of change orders or other events that could result in an increase in the contract price above the guaranteed maximum price. The Authority currently is unable to quantify the total costs in dispute because Morse Diesel International has disputed amounts that TCA claims are covered by the guaranteed maximum price, and TCA is turn has disputed amounts that Morse Diesel International claims are outside the scope of the guaranteed maximum price. TCA and Morse Diesel International must review disputed amounts on a line-by-line basis, to determine whether all or some of such costs, in whole or in part, are covered by the guaranteed maximum price, and resolution regarding some disputed amounts are likely to affect resolution of other disputed amounts. The resolution of all or some of these issues in favor of Morse Diesel International may result in the final cost of Mohegan Sun exceeding its current budget. Based upon its review of the budget and the open cost items, the Authority believes that the final, total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes, amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing and cash flow from operations. However, there is no assurance that such costs will not exceed budgeted amounts. As of December 4, 1996, the Authority has drawn $42.0 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal to the amount of the draw. The Authority may not obligate itself to pay development costs in excess of $325.0 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event the resolution of the issues with Morse Diesel International result in total development costs being in excess of $325.0 million, the Authority would require the consent of the NIGC, and there can be no assurances such consent would be given.

SEASONALITY

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


Currently, outside Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under IGRA. In addition to the Pequot Tribe, which operates Foxwoods, a federally recognized tribe in Massachusetts is seeking to establish gaming operations in its state. The Oneida Tribe and the Mohawk Tribe, which operate gaming facilities in upstate New York, are seeking to expand their operations. In addition, a number of Indian tribes in New England are seeking federal recognition in order to establish gaming operations. The Authority cannot predict whether any of these tribes will be successful in establishing gaming operations and, if established, whether such gaming operations will have a material adverse effect on the proposed operations of Mohegan Sun.

In addition, a number of states, including Connecticut, have investigated legalizing casino gaming by non-Indians in one or more locations. In November 1995, the Connecticut state legislature rejected a proposal submitted by the Pequot Tribe to develop a casino in Bridgeport, Connecticut. The Pequot proposal has been submitted in response to a request for proposals made by the State of Connecticut. Under the Compact, the Authority believes that if Connecticut were to legalize any gaming operations other than pursuant to IGRA (i.e., by an Indian tribe on Indian land) with slot machines or other commercial casino games, the Mohegan Tribe would no longer be required to make payments to the State of Connecticut related to slot machine revenues (see Note 6 to Financial Statements). The Authority is unable to predict whether the Connecticut state legislature will accept any other casino proposal and, if such proposal results in a casino being constructed and opened, whether such casino will have a material adverse effect on Mohegan Sun.

                                     PART II


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

LIQUIDITY AND CAPITAL RESOURCES

Proceeds from the sale of the Senior Secured Notes and Subordinated Notes along with amounts available under Working Capital Financing and the Equipment Financing are the Authority's principal sources of liquidity for the fiscal year ended September 30, 1996.

The cost of developing, constructing, equipping and opening the Mohegan Sun is expected to total approximately $318.0 million, which consists of $305.0 million of project development costs and $13.0 million of initial working capital.

Management has secured cash from Senior Secured Notes of $175.0 million, Equipment Financing for up to $40.0 million, Subordinated Notes of $40.0 million, $50.0 million under the Secured Completion Guarantee provided by Sun International and $13.0 million in Working Capital, which are the Authority's principal sources of liquidity.


The Authority has issued $175.0 million in Senior Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.5% per annum and Cash Flow Participation Interest in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250.0 million of the Authority's Cash Flow. "Cash Flow" is defined as the Net Revenues of the Mohegan Sun for a specified period, plus certain expenses and other debits that do not affect cash flow, such as extraordinary losses realized, provision for income taxes, interest expense, depreciation and amortization for such period, to the extent such items were deducted in computing Net Revenues. Fixed interest is payable semi-annually and commenced May 15, 1996. No Cash Flow Participation Interest shall be payable with respect to any period prior to the earlier of the first day the Mohegan Sun commences operations or October 31, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio (as defined) is less than 2 to 1. "Fixed Charge Coverage Ratio" is defined as the ratio of Cash Flow to Fixed Charges of the Authority for a specified period. Fixed Charges are defined as the sum of certain recurring, nonvariable expenses, such as interest expense, whether accrued, paid or capitalized during such period, and, to the extent not included in the foregoing, interest expense on indebtedness of another person that is guaranteed by the Authority or secured by a lien on assets of the Authority (whether or not such guarantee or lien is called upon).

LIQUIDITY AND CAPITAL RESOURCES CONTINUED


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


The Indenture prohibits the Authority from, directly or indirectly, creating, incurring, issuing, assuming, guarantying or otherwise becoming directly or indirectly liable with respect to (collectively, "incur" and correlatively, an "incurrence" of), among other things (i) any indebtedness, whether contingent or fixed, in respect of borrowed money, including accrued and unpaid Cash Flow Participation Interest, or evidenced by notes, debentures or similar instruments or letters of credit, or that would appear as a liability on the Authority's balance sheet prepared in accordance with generally accepted accounting principles, (ii) any obligation to be liable for, or to pay, as obligor, guarantor or otherwise, on indebtedness of another person or (iii) any indebtedness of another person secured by a lien on any asset of the Authority (collectively, "Indebtedness"); provided, however, that the Authority may incur Indebtedness if (a) the Fixed Charge Coverage Ratio for the Authority's most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date of such incurrence would have been at least 2.50 to 1 if the date on which such Indebtedness is incurred is on or prior to November 15, 1997, 2.75 to 1 if such date is after November 15, 1997 and on or prior to November 15, 1999 and 3.00 to 1 thereafter, in each case determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness had been incurred and application of proceeds had occurred at the beginning of such four-quarter period, (b) such Indebtedness is expressly subordinated in right of payment to the Senior Notes and (c) such Indebtedness does not have a Weighted Average Life to Maturity less than the Weighted Average Life to Maturity of the Senior Notes as computed pursuant to the terms of the Indenture. The Authority believes it currently is in compliance with its obligations under and covenants contained in the Indenture governing the Senior Notes.


In September 1995, the Authority issued $40.0 million of subordinated notes (the "Subordinated Notes") to Sun International. Sun International subsequently resold fifty-percent of the Subordinated Notes, with a principal amount equal to $20.0 million, to Waterford Gaming LLC. The Subordinated Notes bear interest at 15.0% per year, payable semi-annually; however, interest is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled. The Authority also has issued $42.0 million in subordinated notes to Sun International evidencing draws made by the Authority under the $50.0 million secured completion guarantee provided by Sun International (the "Secured Completion Guarantee"), which bear interest at 1.0% over prime. All of such notes are due in 2003; however, principal cannot be paid on any of the notes until the Senior Notes have been paid in full, unless certain conditions are met.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED


The Authority has obtained two lines of credit totaling $13.0 million. The line of credit for $12.5 million, obtained from Fleet Bank, offers LIBOR and Base rate options (9.25% as of September 30, 1996). The maximum borrowings under the Fleet line of credit shall be reduced by $2.0 million on April 1, 1997, and by an additional $2.0 million on each one month anniversary date thereafter. The second line of credit for $500 thousand was obtained from Norwich Savings Society bears interest at a rate of 7.75%. As of September 30, 1996, $4.8 million was outstanding under both lines of credit. These amounts were used for the impressment of slot machines and Bingo operations.


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

                                     PART III

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mohegan Sun is managed by Trading Cove Associates ("TCA"), a partnership owned equally by Waterford Gaming LLC and a wholly-owned subsidiary of Sun International. Some employees of the Authority are tribal members. Additionally, when entering into contracts for the supply of goods or services for the Mohegan Sun, the Management Agreement requires that TCA give preference in awarding such contracts to qualified members of the Tribe, including their spouses and children, and to business entities controlled by members of the Tribe; provided that such persons or entities (i) are able to provide the goods or services at competitive prices, (ii) have demonstrated skills and abilities to perform the requisite tasks in a manner deemed acceptable by TCA, and (iii) can meet reasonable bonding requirements that may be requested by TCA. Because the awarding of contracts for the Mohegan Sun is within the discretion of TCA, and because TCA is required to give preference in awarding contacts to Tribe members or entities controlled by Tribe members only if such members or entities meet the foregoing qualifications, the Authority believes that all transactions between the Mohegan Sun and Tribe members or entities controlled by Tribe members have been and will be on terms no less favorable to the Authority than could be obtained from unaffiliated third parties.

On October 7, 1995, the Authority entered into an agreement pursuant to which Harris and Clark, Inc. agreed to provide surveying, civil engineering and professional design services to the Authority. Roland Harris, Chairman of the Management Board of the Authority, is the founder and president of the Harris and Clark, Inc. As of September 30, 1996, the Authority had paid approximately $547,706 in fees to Harris and Clark Inc. pursuant to such agreement. The Authority believes that the terms and conditions of this transaction are no less favorable than the Authority could have obtained at that time from unaffiliated third parties.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 1997.

                         MOHEGAN TRIBAL GAMING AUTHORITY




                         By:    /s/ Roland Harris
                               -------------------------------------------
                               Roland Harris,
                               Chairman, Management Board, Duly Authorized


     Pursuant to the Requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 1997.

Signature                                    Title
---------                                    -----


  /s/ Mark Brown                        Member, Management Board
-----------------------------
Mark Brown



  /s/ Jayne Fawcett                     Vice Chair and
-----------------------------           Member, Management Board
Jayne Fawcett


  /s/ Carlisle Fowler                   Treasurer and
-----------------------------           Member Management Board
Carlisle Fowler


  /s/ Courtland Fowler                  Member, Management Board
-----------------------------
Courtland Fowler

Signature                                    Title
---------                                    -----

  /s/ Roland Harris                     Chairman and Member,
-----------------------------           Management Board
Roland Harris                           (Principal Executive Officer)


  /s/ Loretta Roberge                   Corresponding Secretary
-----------------------------           and Member, Management Board
Loretta Roberge


  /s/ Maynard Strickland                Member, Management Board
-----------------------------
Maynard Strickland



  /s/ Shirley Walsh                     Recording Secretary and
-----------------------------           Member, Management Board
Shirley Walsh



  /s/ Jeffrey E. Hartmann               Senior Vice President of Finance,
-----------------------------           Chief Financial Officer (Principal
Jeffrey E. Hartmann                     Financial and Accounting Officer)



  /s/ Glenn LaVigne                     Member, Management Board
-----------------------------
Glenn LaVigne