Form 10-K405/A
period 1996-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-03-07
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                                 AMENDMENT NO. 2

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

The registrant hereby amends Items 1 and 8 of its Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996 and as amended on February 18, 1997. Items 1 and 8, as amended, are set forth herein in their entirety.

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


CURRENT STATUS

Although Mohegan Sun commenced operations subsequent to year-end, the final costs of developing, constructing, equipping and opening the Mohegan Sun have not been finalized. The $318.0 million total budgeted project costs are based on budgets prepared by the Authority with the assistance of Sun International, TCA and the contractors. The Authority has entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of Mohegan Sun. The final amount paid under such contract, however, is subject to modification based upon the occurrence of certain events, such as design change orders and costs associated with certain types of delays. The Authority (with the assistance of Sun International and TCA) and Morse Diesel International currently are negotiating whether certain costs incurred in construction of the Mohegan Sun are covered under the guaranteed maximum price or whether such cost increases are the result of change orders or other events that could result in an increase in the contract price above the guaranteed maximum price. Based on its discussions with Morse Diesel International and a review of the claims made by the Authority and Morse Diesel International, the Authority believes that ultimate resolution of the total costs in dispute could result in Morse Diesel International refunding $2.0 million to the Authority, or in the Authority paying an additional amount of not more than $8.0 million to Morse Diesel International. TCA and Morse Diesel International must review disputed amounts on a line-by-line basis, to determine whether all or some of such costs, in whole or in part, are covered by the guaranteed maximum price, and resolution regarding some disputed amounts are likely to affect resolution of other disputed amounts. The resolution of all or some of these issues in favor of Morse Diesel International may result in the final cost of Mohegan Sun exceeding its current budget. Based upon its review of the budget and the open cost items, and its assessment that resolution of the Morse Diesel International dispute will result in the Authority obtaining a refund or paying less than an additional $8.0 million, the Authority believes that the final, total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes, amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing and cash flow from operations. However, there is no assurance that such costs will not exceed budgeted amounts. As of December 4, 1996, the Authority has drawn $42.0 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal to the amount of the draw. The Authority may not obligate itself to pay development costs in excess of $325.0 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event the resolution of the issues with Morse Diesel International result in total development costs being in excess of $325.0 million, the Authority would require the consent of the NIGC, and there can be no assurances such consent would be given.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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


The Authority has entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of the Mohegan Sun. The final amount paid under such contract, however, is subject to modification based upon the occurrence of certain events, such as design change orders and costs associated with certain types of delays. The Authority and Morse Diesel International currently are negotiating whether certain costs incurred in construction or the Mohegan Sun are covered under the guaranteed maximum price or whether such cost increases are the result of change orders or other events that could result in an increase in the contract price above the guaranteed maximum price. Based on its discussions with Morse Diesel International and a review of the claims made by the Authority and Morse Diesel International, the Authority believes that ultimate resolution of the total costs in dispute could result in Morse Diesel International refunding $2.0 million to the Authority, or in the Authority paying an additional amount of not more than $8.0 million to Morse Diesel International. The resolution of all or some of these issues in favor of Morse Diesel International may result in the final cost of Mohegan Sun exceeding its current budget. Based upon its review of the budget and the open cost items, and its assessment that resolution of the Morse Diesel International dispute will result in the Authority obtaining a refund or paying less than an additional $8.0 million, the Authority believes that the final, total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes and amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing. However, there is no assurance that such costs will not exceed budgeted amounts. As of December 4, 1996, the Authority has drawn $42 million under the Secured Completion Guarantee and issued additional subordinated notes to Sun International in principal amount equal to the amount of the draw. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event the resolution of the issues with Morse Diesel International result in total development costs being in excess of $325 million, the Authority would require the consent of the NIGC, and there can be no assurances such consent would be given.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 1997.

                         MOHEGAN TRIBAL GAMING AUTHORITY




                         By:    /s/ Roland Harris
                               -------------------------------------------
                               Roland Harris,
                               Chairman, Management Board, Duly Authorized


     Pursuant to the Requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 6, 1997.


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