Form 10-Q
period 1997-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-05-15
CIK 1005276

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                              EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 1997


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


                                    (860)204-7171
                                    -------------

                  (Registrant's telephone number, including area code)

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            FORM 10-Q,   continued

Indicate by check mark whether the Registrants (1) have filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                      -----      -----

                     Total number of pages in this report:  19

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION                                   Page
ITEM 1 --  Financial Statements                                    Number
                                                                   ------

Review Report of Independent Public Accountants                       1

Financial Information                                                 2

Condensed Balance Sheets of Mohegan Tribal Gaming Authority           3
as of March 31, 1997 (unaudited) and September 30, 1996.

Condensed Statement of Income of Mohegan Tribal Gaming                4
Authority for the Three Months Ended March 31, 1997, and for the Period October 12, 1996 (date of commencement of operations), through March 31, 1997 (unaudited).

Condensed Statement of Capital of Mohegan Tribal Gaming               5
Authority for the Period October 12, 1996 (date of commencement of operations) through March 31, 1997 (unaudited).

Condensed Statement of Cash Flow of Mohegan Tribal Gaming             6
Authority for the Period October 12, 1996 (date of commencement of operations), through March 31, 1997 (unaudited).

Notes to Condensed Financial Statements of Mohegan Tribal           7-10
Gaming Authority.

ITEM 2 --  Management's Discussion and Analysis of Financial       11-17
Condition and Results of Operations.

PART II  --  OTHER INFORMATION

ITEM 1 --  Legal Proceedings                                         18
ITEM 2 --  Changes in Securities                                     18
ITEM 3 --  Defaults upon Senior Securities                           18
ITEM 4 --  Submission of Matters to a Vote of Security               18
           Holders
ITEM 5 --  Other Information                                         18
ITEM 6 --  Exhibits and Reports on Form 8-K                          18

Signatures  -  Mohegan Tribal Gaming Authority                       19

                             ARTHUR ANDERSEN LLP

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Mohegan Tribal Gaming Authority:


We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority ("Authority") as of March 31, 1997, and the related condensed statements of income and capital for the three months ended March 31, 1997, and for the period October 12, 1996 (date of commencement of operations) through March 31, 1997, and the related condensed statements of cash flows for the period October 12, 1996 (date of commencement of operations), through March 31, 1997. These condensed financial statements are the responsibility of the Authority's management.

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

                                                /s/ Arthur Andersen LLP


Hartford, Connecticut
May 2, 1997

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

The unaudited condensed financial information as of March 31, 1997, and for the three-month period ended March 31, 1997, included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                       Mohegan Tribal Gaming Authority
                           Condensed Balance Sheets
                                (in thousands)



                                              March 31,       September 30,
                                                 1997            1996
                                             -----------      -------------
                                             (unaudited)
               ASSETS
               ------
CURRENT ASSETS:
 Cash and cash equivalents                     $36,409            $7,437
 Restricted cash                                22,788             5,100
 Receivables, net                                2,720               -
 Inventories                                     4,397               819
 Other current assets                            6,713             8,035
                                             -----------      -------------
   Total current assets                         73,027            21,391

NON-CURRENT ASSETS:
 Capitalized property and equipment, net       288,691           264,918
 Other assets, net                              18,935            21,172
                                             -----------      -------------
   Total assets                               $380,653          $307,481
                                             -----------      -------------
                                             -----------      -------------

       LIABILITIES AND CAPITAL
       -----------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt
     and line of credit                        $15,210           $4,999
 Accounts payable and accrued expenses          44,352           44,250
 Accrued interest payable                       23,418           15,232
                                             -----------      -------------
   Total current liabilities                    82,980           64,481

NON-CURRENT LIABILITIES:
 Long -term debt, net of current maturities    291,707          243,000
                                             -----------      -------------
  Total liabilities                            374,687          307,481
                                             -----------      -------------

CAPITAL:
   Total capital                                 5,966              -
                                             -----------      -------------
   Total liabilities and capital              $380,653         $307,481
                                             -----------      -------------
                                             -----------      -------------

          The accompanying accountants' review report and notes to
                     financial statements should be read in
                   conjunction with these financial statements

                       Mohegan Tribal Gaming Authority
                       Condensed Statements of Income
                                  (unaudited)
                                 (in thousands)


                                    For the Three       For the period October 12, 1996
                                     Months Ended      (date of commencement of operations)
                                    March 31, 1997           through March 31, 1997
                                    --------------           ----------------------
REVENUES:
 Gaming                                $107,016                       $197,912
 Food and beverage                       11,657                         21,277
 Other                                    3,458                          5,902
                                    --------------           ----------------------
   Gross revenues                       122,131                        225,091

 Less - Promotional allowances           (9,114)                       (15,062)
                                    --------------           ----------------------
   Net revenues                         113,017                        210,029
                                    --------------           ----------------------
COST AND EXPENSES:
 Gaming                                  50,671                         94,315
 Loss from bingo operations                 491                          1,813
 Food and beverage                        6,185                         12,746
 General and administration              21,303                         42,898
 Depreciation and amortization            7,648                         15,312
 Management fee                           4,846                          7,204
 Other                                    2,369                          4,769
                                    --------------           ----------------------
   Total costs and expenses              93,513                        179,057
                                    --------------           ----------------------
   Income from operations                19,504                         30,972
                                    --------------           ----------------------
NONOPERATING INCOME AND
 (EXPENSES):
 Interest income and other income           505                           740
 Interest expense                       (11,650)                      (21,386)
                                    --------------           ----------------------
                                        (11,145)                      (20,646)
                                    --------------           ----------------------
       Net income                        $8,359                       $10,326
                                    --------------           ----------------------
                                    --------------           ----------------------







          The accompanying accountants' review report and notes to
                 financial statements should be read in
                conjunction with these financial statements

                       Mohegan Tribal Gaming Authority
                       Condensed Statement of Capital
                                  (unaudited)
                                 (in thousands)





                             For the period October 12, 1996
                           (date of commencement of operations)
Capital                          through March 31, 1997
-------                          ----------------------

Balance  October 12, 1996                $   -

Net income                                 10,326

Distribution to Tribe                      (4,360)
                                 ----------------------

Balance March 31, 1997                   $  5,966
                                 ----------------------
                                 ----------------------









          The accompanying accountants' review report and notes to
                   financial statements should be read in
                 conjunction with these financial statements

                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flow
                                   (unaudited)
                                  (in thousands)



                                                              For the period October 12, 1996
                                                           (date of commencement of operations)
                                                                 through March 31, 1997
                                                                 ----------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                $10,326
Adjustments to reconcile net income to
    net cash flow provided by operating activities-
      Depreciation and amortization                                        15,312
      Provisions for losses on receivables                                     99
      Changes in operating assets and liabilities
       Increase in receivables and other current assets                   (12,030)
       Increase in accounts payable and accrued expenses                   44,176
                                                                 ----------------------

    Net cash flow provided by operating activities                         57,883
                                                                 ----------------------

CASH FLOW TO INVESTING ACTIVITIES:
Purchase of property and equipment                                        (29,893)
Decrease in construction payable                                          (35,888)
                                                                 ----------------------
    Net cash flow used in investing activities                            (65,781)
                                                                 ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Distribution to Tribe                                                      (4,360)
Increase in short-term borrowings                                           7,056
Proceeds from equipment financing                                          37,675
Additional borrowing from Secured Completion Guarantee                     23,000
Payments on current maturities of long-term debt                           (8,813)
                                                                 ----------------------

    Net cash flow provided by financing activities                         54,558
                                                                 ----------------------

    Net increase in cash and cash equivalents                              46,660

Cash and Cash Equivalents at October 12, 1996                              12,537
                                                                 ----------------------

Cash and Cash Equivalents at December 31, 1996                            $59,197
                                                                 ----------------------
                                                                 ----------------------

Cash Paid for Interest                                                    $13,753
                                                                 ----------------------
                                                                 ----------------------


            The accompanying accountants' review report and notes to
                  financial statements should be read in
                conjunction with these financial statements

                       MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                (UNAUDITED)

Basis of Presentation:

The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Authority commenced operation of the gaming and entertainment facility (the "Mohegan Sun") on October 12, 1996.

Prior to October 12, 1996, the Authority was classified as a Development Stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

The Authority has engaged Trading Cove Associates ("TCA") to manage the development, construction and operation of the Mohegan Sun. TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming, LLC.

The condensed financial statements have been prepared in accordance with the accounting policies described in the Authority's 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Condensed Financial Statements which appear in that report. The condensed Balance Sheet at September 30, 1996, contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and applicable under generally accepted accounting principles.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the second quarter of 1997 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2.  Long-Term Debt:

Long-term debt consists of the following:

                                            March 31,         September 30,
                                              1997                1996
                                            ---------         -------------
                                             (000's)             (000's)

Senior Secured Notes (A)                     $175,000            $175,000
Subordinated Notes (B)                         90,000              67,000
Lines of Credit (working capital) (C)           6,806               4,749
Equipment Financing (D)                        35,111                 -
Other                                            -                  1,250
                                             --------            --------
                                              306,917             247,999
Less - Current Maturities                      15,210               4,999
                                             --------            --------
                                             $291,707            $243,000
                                             --------            --------
                                             --------            --------

                       MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

2.  Long-Term Debt continued:

A. On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.50% per annum and Cash Flow Participation Interest, as defined, in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Notes are redeemable at set prices as set forth in the Senior Notes after November 15, 1999, at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes) each holder of Senior Notes can require the Authority to repurchase the notes at prices specified in the Senior Notes. Beginning with the fiscal year ending September 30, 1997, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding.

B. The Authority has obtained $90.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes. The Authority has issued $20.0 million of subordinated notes to each of Sun International and Waterford Gaming LLC (Subordinated Notes), which notes bear interest at 15.0% per year, payable semi-annually. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled. The Authority also has issued $50.0 million in subordinated notes to Sun International evidencing draws made by the Authority under the $50.0 million secured completion guarantee provided by Sun International (Secured Completion Guarantee). Each subordinated note issued under the Secured Completion Guarantee will bear interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1%, which shall be set and revised at intervals of six months. All such notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

C. The Authority has obtained two lines of credit totaling $13.2 million. The line of credit for $12.5 million, obtained from Fleet National Bank, provides for interest based on various floating indexes (9.50% as of March 31, 1997). The second line of credit for $650,000 was obtained from Norwich Savings Society and bears interest at a rate of 7.75%. As of March 31, 1997, $6.8 million was outstanding under both lines of credit.

                       MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

2.  Long-Term Debt continued:

These amounts were used for working capital purposes.

D. The Authority has received gaming equipment financing of $23.0 million from CIT-Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996.

The Authority has received equipment financing of $9.0 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provides for funding of $5.0 million with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor agreement provides for funding of $4.0 million with an interest rate of 8.95%. Principal payments will be over 48 months and commenced December 1996.

The Authority has received equipment financing of $5.1 million from PDS Financial Corporation. The terms of this agreement provide that borrowings bear interest of 12%. Principal payments will be over 48 months and commenced January 1997.

The Authority received working capital financing of $500,000 from New Horizon Kids Quest IV, Inc. The terms consist of an interest rate of 2% over prime. Principal payments will be over 36 months, which commenced October 1996.

3. Operating Leases:

The Authority has entered into numerous operating leases, the most significant of which are as follows:

The PDS Financial Corporation has two operating leases for equipment with the Authority. The proceeds of the first agreement are $10.4 million with a fixed monthly payment of $253,000. The lease payments will be over 48 months and commenced October 1996. The proceeds of the second lease agreement are $4.1 million with a fixed monthly payment of $95,000. The lease payments will be over 48 months and commenced November 1996.

                       MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


3. Operating Leases continued:

The third agreement with Pitney Bowes Credit Corp. provided proceeds of $4.0 million with a fixed monthly payment of $112,000. The lease payments will be over 42 months and commenced January 1997.

The fourth agreement with New England Capital Corporation provided proceeds of $1.5 million with a fixed monthly payment of $42,000. The lease payments will be over 48 months and commenced March 1997.

4.  Commitments:

The Tribe's Compact with the State of Connecticut stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win contribution"). For each twelve-month period commencing July 1, 1995, the minimum contribution of the Tribe to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000. These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $35,189,000 of gaming expense in its financial statements for the required Slot Win Contribution payments to the State of Connecticut for the fiscal period ended March 31, 1997. Slot Win Contribution payments to the State of Connecticut for the quarter ended March 31, 1997, totaled $23,288,000.

5.  Related Party Transactions:

The Tribe provided Governmental and Administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the period October 12, 1996 through March 31, 1997, the Authority incurred $2,934,000 of expense for such services of which $2,925,000 was paid. The Authority's second quarter services incurred to the Tribe totaled $1,563,000 of which $1,554,000 was paid as of March 31, 1997.

In addition, the Tribe, through two of its limited liability companies, has entered into various land lease agreements with the Authority. Amounts paid by the Authority under these lease agreements to the limited liability companies was $2,456,116 for the fiscal period ended March 31, 1997. The Authority paid, under the lease agreements to the limited liability companies, $1,554,116 for the second quarter ended March 31, 1997.

ITEM 2 --  Management's Discussion and Analysis of Financial Condition and
           Results of Operation

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

The Mohegan Sun commenced operations on October 12, 1996. During the period from October 12 through March 31, 1997, cash provided by operations was $57,883,000. On November 15, 1996, Mohegan Sun made an interest payment of $11,813,000 to the holders of the Senior Notes. This interest payment consisted of $9,304,000, which was funded from the Authority's pre-opening construction account (funds available before operations commenced on October 12, 1996) and $2,509,000 which was funded from the operational cash flow.

The Authority historically has funded its operations through the issuance of debt. On September 29, 1995, the Authority issued $175 million in principal amount of Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.5% per annum and participation interest equal to 5.0% of the Authority's cash flow up to a limit, during any two consecutive semi-annual periods ending on September 30, of $250 million of the Authority's cash flow. Fixed interest is payable semi-annually on May 15 and November 15. The Senior Notes are redeemable after November 15, 1999, at the option of the Authority, at prices set forth in the Senior Notes. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes), each holder of Senior Notes can require the Authority to repurchase the Notes at prices specified in the Senior Notes. Beginning with the current fiscal year, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding. The Indenture governing the Senior Notes contains certain convenants restricting the Authority's ability to, among other things, make certain cash payments, incur liens or additional indebtedness, sell assets, lease property, enter into transactions with affiliates or effect any merger, consolidation or any transfer or sale of substantially all of its assets. The Authority believes it currently is in compliance with all of the convenants and restrictions contained in the Indenture.

On September 29, 1995, the Authority had issued $40.0 million of subordinated notes (the "Subordinated Notes") to Sun International. Subsequent to issuance, Sun International resold fifty-percent of the Subordinated Notes, with a principal amount equal to $20.0 million, to Waterford Gaming, LLC.
The Subordinated Notes bear interest at 15% per year, payable semi-annually, and are due in 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled.

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY continued

The Authority's capital spending associated with the development of the facility totaled $65,781,000 for the period from October 12, 1996, through March 31, 1997. Including land and capitalized interest, the Mohegan Sun is expected to cost approximately $305 million. As of March 31, 1997, the Authority had incurred expenditures of approximately $299.8 million with the development of the facility. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event final development costs exceed $325 million, the Authority would require additional consent of the NIGC, and there can be no assurances such consent would be given. Based upon its review of the budget and the open cost items, the Authority believes that the total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes, amounts available under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing and cash flow from operations. However, there is no assurance that such costs will not exceed budgeted amounts.

Of the Authority's total capital spending, capital expenditures for post-opening enhancement projects at the facility totaled $3,640,000 for the period from October 12, 1996, through March 31, 1997. Capital spending will increase over the remaining two quarters of the fiscal year. The additional expenditures will represent capital projects at the facility, that in the Authority's opinion, will further enhance the guest's experience at the facility. The Authority believes that borrowings under its existing financing agreements and cash flow from operations will be sufficient to fund its currently planned capital expenditures.

The Authority has a $12.5 million line of credit which expires on September 24, 1997. Borrowings under this line bear interest at various rates. As of March 31, 1997, approximately $6.2 million was outstanding under this line at an interest rate of 9.25%. The Authority also has a $650,000 line of credit which expires on July 31, 1997. As of March 31, 1997, approximately $650,000 was outstanding under this line at an interest rate of 7.75%. The funds were used for the initial working capital needs in conjunction with the opening of the facility.

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY continued

The Authority entered into $37.7 million of equipment leasing arrangements with several finance companies, under varying terms. As of March 31, 1997, the Authority had outstanding borrowings under these arrangements of $21.4 million, at an interest rate of 2% over prime; $4.6 million, at an interest rate of 9.17%; $3.7 million, at an interest rate of 8.95%; $4.9 million at an interest rate of 12.0% and $500,000 at an interest rate of 2% over prime and $2.6 million of other various leases. All of such amounts are being repaid by the Authority over the 48 months commencing with December 1996.

The Authority, for the quarter ending March 31, 1997, borrowed the final $8 million, for a total of $50.0 million, which was available under the Secured Completion Guarantee to fund construction development costs associated with the completion of the facility.

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

Operating Results for the Three Months Ending March 31, 1997-

Operating Revenues and Expenses:

Mohegan Sun has 150,000 square feet of gaming space, 2,680 slot machines and 181 gaming tables, dining, entertainment, and retail shopping. The facility had 5,260 employees as of March 31, 1997. Mohegan Sun is approximately a two hour drive from New York City and Boston.

Gaming revenues were $107,016,000 for the three months ending March 31, 1997. The second quarter reflects 90 days of gaming activity.

Slot revenues were $73,180,000 for the three months ending March 31, 1997 and reflects a win per unit per day of $304 for the second quarter.

Table game revenues were $33,836,000 for the three months ending March 31, 1997.

Other revenues were $15,115,000 for the three months ending March 31, 1997. Other revenues primarily represent revenues from food and beverage and retail operations.

Gaming costs and expenses were $50,671,000 for the three months ending March 31, 1997, which reflects costs and expenses associated with table games, slot operations, slot win contribution expense and promotional allowances given to patrons.

Under its Tribal-State Compact, the Authority is required to pay Slot Win contributions to the State of Connecticut equal to the lesser of (i) 30% of gross operating revenues derived from slot machines during the State's fiscal year, or (ii) the greater of 25% of gross operating revenues from such devices during the State's fiscal year or $80,000,000. For the three months ending March 31, 1997, $23,288,000 was paid by the Authority in accordance with the agreement and recorded as gaming expenses.

Loss from Bingo operations reflects the operating results, excluding depreciation, amortization and interest of $89,000 of the Mohegan Sun's Bingo operations. Bingo is operated by the Mohegan Tribal Gaming Authority and is not managed by Trading Cove Associates.

Depreciation and amortization includes amortization of $4,483,000 of pre-opening costs associated with the development of Mohegan Sun.

Management fee reflects Trading Cove Associates management fee associated with net revenue of Mohegan Sun before bingo operations, which is operated directly by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates. For the three months ending March 31, 1997, the management fee incurred was $4,846,000, of which $2,022,000 was paid as of March 31, 1997.

Operating Results for the Three Months Ending March 31, 1997-

Operating Revenues and Expenses continued

Income from operations was $19,504,000 for the three months ending March 31, 1997. Earnings before depreciation, interest, and taxes for the second quarter were $27,152,000.

Net interest expense was $11,145,000 for the three months ending March 31, 1997. The interest expense reflects both fixed and participating interest from the Senior Secured Notes, Equipment Financing and Subordinated Notes.

Operating Results for the Period October 12, 1996 (commencement of operations) through March 31, 1997-

Operating Revenues and Expenses continued

Gaming revenues were $197,912,000 for the period October 12, 1996, through March 31, 1997. The fiscal period ending March 31, 1997, reflects 174 days of gaming activity. Table games and slot machines were in operation for 171 and 174 days respectively for the fiscal period ending March 31, 1997.

Slot revenues were $137,872,000 for the period October 12, 1996, through March 31, 1997 and reflects a win per unit per day of $306 for the fiscal period ending March 31, 1997.

Table game revenues were $60,040,000 for the period October 12, 1996, through March 31, 1997.

Other revenues were $27,179,000 for the period October 12, 1996, through March 31, 1997. Other revenues primarily represent revenues from food and beverage and retail operations.

Gaming costs and expenses were $94,315,000 for the period October 12, 1996, through March 31, 1997, which reflects costs and expenses associated with table games, slot operations, slot win contribution expense and promotional allowances given to patrons.

Under its Tribal-State Compact, the Authority is required to pay Slot Win contributions to the State of Connecticut equal to the lesser of (i) 30% of gross operating revenues derived from slot machines during the State's fiscal year, or (ii) the greater of 25% of gross operating revenues from such devices during the State's fiscal year or $80,000,000. For the period October 12, 1996 through March 31, 1997, $40,000,000 was paid by the Authority in accordance with the agreement and recorded as gaming expenses.

Loss from Bingo operations reflects the operating results, excluding depreciation, amortization and interest of $166,000 of the Mohegan Sun's Bingo operations. Bingo is operated by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates.

Depreciation and amortization includes amortization of pre-opening costs amounting to $9,076,000 associated with the development of Mohegan Sun.

Operating Results for the Period October 12, 1996 (commencement of operations) through March 31, 1997-

Operating Revenues and Expenses continued

Management fee reflects Trading Cove Associates management fee associated with net revenue of Mohegan Sun before bingo operations, which is operated directly by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates. For the period October 12, 1996, through March 31, 1997, management fee payments were $7,204,000.

Income from operations was $30,972,000 for the period October 12, 1996, through March 31, 1997. Earnings before depreciation, interest, and taxes for the second quarter were $46,284,000.

Net interest expense was $20,646,000 for the period October 12, 1996, through March 31, 1997. The interest expense reflects both fixed and participating interest from the Senior Secured Notes, Equipment Financing and Subordinated Notes.

                         Part II  -  Other Information:

Item I  --  Legal Proceedings:

The Authority is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Authority's consolidated financial condition or results of operations.

Item 2 --  Changes in Securities:

None

Item 3 --  Defaults Upon Senior Securities:

None

Item 4  --  Submission of Matters to a Vote of Security Holders:

None

Item 5  --  Other Information:

None

Item 6  --  Exhibits and Reports on Form 8-K:

        a.  Exhibits:  27  Financial Data Schedule for Mohegan Tribal Gaming
                           Authority

        b.  Current reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MOHEGAN TRIBAL GAMING AUTHORITY



Date:  5-9-97                   By:  /s/ William J. Velardo
     --------------------          ------------------------------------
                                   William J. Velardo,
                                   Executive Vice President



Date:  May 9, 1997              By:  /s/ Jeffrey E. Hartmann
     --------------------          ------------------------------------
                                   Jeffrey E. Hartmann, Chief Financial Officer
                                   and Senior Vice President of Finance
                                   (Principal Financial and Accounting Officer)