Form 10-Q
period 1997-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-08-13
CIK 1005276

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q





[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                                 EXCHANGE ACT OF 1934

For the quarterly period ended:              June 30, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                                 EXCHANGE ACT OF 1934


For the transaction period___________________ to _________________________ .

Commission file number:       033-80655

                      MOHEGAN TRIBAL GAMING AUTHORITY
                    (Exact name of Registrant as specified in its charter)


                           N/A                                  06-1436334
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                          Identification No.)


Mohegan Sun Boulevard, Uncasville, CT                           06382
(Address of principal executive offices)                     (Zip Code)


                                   (860)204-7171
               (Registrant's telephone number, including area code)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                             FORM 10-Q,   continued




Indicate by check mark whether the Registrants (1) have filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __X__ No _____



                  Total number of pages in this report:  20

                         MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION                                           Page
ITEM 1 --  Financial Statements                                           Number
                                                                         -------
Review Report of Independent Public Accountants                               1

Financial Information                                                         2

Condensed Balance Sheets of Mohegan Tribal Gaming Authority as of
June 30, 1997 (unaudited) and September 30, 1996.                             3

Condensed Statement of Income of Mohegan Tribal Gaming Authority for
the Three Months Ended June 30, 1997, and for the Period October 12, 1996
(date of commencement of operations), through June 30, 1997 (unaudited).      4

Condensed Statement of Capital of Mohegan Tribal Gaming Authority for the Period October 12, 1996 (date of commencement of operations) through
June 30, 1997 (unaudited).                                                    5

Condensed Statement of Cash Flow of Mohegan Tribal Gaming Authority
for the Period October 12, 1996 (date of commencement of operations),
through June 30, 1997 (unaudited).                                            6

Notes to Condensed Financial Statements of Mohegan Tribal Gaming           7-11
Authority.

ITEM 2 --  Management's Discussion and Analysis of Financial Condition    12-18
and Results of Operations.

PART II  --  OTHER INFORMATION

ITEM 1 --  Legal Proceedings                                                 19
ITEM 2 --  Changes in Securities                                             19
ITEM 3 --  Defaults upon Senior Securities                                   19
ITEM 4 --  Submission of Matters to a Vote of Security Holders               19
ITEM 5 --  Other Information                                                 19
ITEM 6 --  Exhibits and Reports on Form 8-K                                  19

Signatures  -  Mohegan Tribal Gaming Authority                               20

                               [LETTERHEAD]

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Mohegan Tribal Gaming Authority:


We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority ("Authority") as of June 30, 1997, and the related condensed statements of income and capital for the three months ended June 30, 1997, and for the period October 12, 1996 (date of commencement of operations) through June 30, 1997, and the related condensed statements of cash flows for the period October 12, 1996 (date of commencement of operations), through June 30, 1997. These condensed financial statements are the responsibility of the Authority's management.

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

                                              /s/ Arthur Andersen LLP


Hartford, Connecticut
August 4, 1997

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial information as of June 30, 1997, and for the three-month period ended June 30, 1997, included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                            CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)




                                                    JUNE 30,     SEPTEMBER 30,
                                                      1997          1996
                                                  ----------     -------------
                                                  (UNAUDITED)
                 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                        $36,233       $7,437
    Restricted cash                                   27,952        5,100
    Receivables, net                                   1,911          -
    Inventories                                        4,417          819
    Other current assets                               1,238        8,035
                                                    --------      -------
        Total current assets                          71,751       21,391

 NON-CURRENT ASSETS:
    Capitalized property and equipment, net          286,294      264,918
    Other assets, net                                 14,360       21,172
                                                    --------     --------
        Total assets                                $372,405     $307,481
                                                    --------     --------
                                                    --------     --------
        LIABILITIES AND CAPITAL

 CURRENT LIABILITIES:
    Current maturities of long-term debt
            and line of credit                      $  9,805       $4,999
    Accounts payable and accrued expenses             41,478       44,250
    Accrued interest payable                          19,674       15,232
                                                    --------     --------

        Total current liabilities                     70,957       64,481

 NON-CURRENT LIABILITIES:
     Long-term debt, net of current maturities       291,653      243,000
                                                    --------     --------
        Total liabilities                            362,610      307,481
                                                    --------     --------

 CAPITAL:
        Total capital                                  9,795          -
                                                    --------     --------
        Total liabilities and capital               $372,405     $307,481
                                                    --------     --------
                                                    --------     --------

            The accompanying accountants' review report and notes to
                     financial statements should be read in
                   conjunction with these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                         FOR THE THREE           FOR THE PERIOD OCTOBER 12, 1996
                                          MONTHS ENDED         (DATE OF COMMENCEMENT OF OPERATIONS)
                                          JUNE 30, 1997               THROUGH JUNE 30, 1997
                                         --------------        ------------------------------------
REVENUES:
   Gaming                                     $116,960                    $314,872
   Food and beverage                            12,272                      33,549
   Other                                         4,413                      10,315
                                             ---------                  ----------
       Gross revenues                          133,645                    358,736

  Less - Promotional allowances               (10,531)                    (25,593)
                                             ---------                  ----------
      Net revenues                             123,114                    333,143
                                             ---------                  ----------
COST AND EXPENSES:
   Gaming                                       55,108                    149,423
   Loss from bingo operations                      230                      2,043
   Food and beverage                             5,460                     18,207
   General and administration                   23,834                     66,732
   Depreciation and amortization                 7,683                     22,995
   Management fee                                6,608                     13,812
   Other                                         2,512                      7,280
                                             ---------                  ----------
      Total costs and expenses                 101,435                    280,492
                                             ---------                  ----------
      Income from operations                    21,679                     52,651
                                             ---------                  ----------
NONOPERATING INCOME AND
   (EXPENSES):
   Interest and other income                       464                      1,204
   Interest expense                           (11,800)                    (33,186)
                                             ---------                  ----------
                                              (11,336)                    (31,982)
                                             ---------                  ----------
            Net income                         $10,343                    $20,669
                                             ---------                  ----------
                                             ---------                  ----------


            The accompanying accountants' review report and notes to
                     financial statements should be read in
                   conjunction with these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                         CONDENSED STATEMENT OF CAPITAL
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                               FOR THE PERIOD OCTOBER 12, 1996
                                           (DATE OF COMMENCEMENT OF OPERATIONS)
CAPITAL                                           THROUGH JUNE 30, 1997
-------                                    ------------------------------------

Balance, October 12, 1996                              $    -

Net income                                                20,669

Distributions to Tribe
                                                         (10,874)
                                                      -----------
Balance, June 30, 1997
                                                         $  9,795
                                                      -----------
                                                      -----------




            The accompanying accountants' review report and notes to
                     financial statements should be read in
                   conjunction with these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                        CONDENSED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        FOR THE PERIOD OCTOBER 12, 1996
                                                    (DATE OF COMMENCEMENT OF OPERATIONS)
                                                           THROUGH JUNE 30, 1997
                                                    -------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                              $20,669
Adjustments to reconcile net income to
    net cash flow provided by operating activities-
      Depreciation and amortization                                      22,995
      Provision for losses on receivables                                   180
      Changes in operating assets and liabilities
            Increase in receivables and other current assets             (5,900)
            Increase in accounts payable and accrued expenses            38,848
            Decrease in construction payable                            (37,178)
                                                                       --------
    Net cash flow provided by operating activities                       39,614
                                                                       --------
CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                      (30,551)
                                                                       --------
    Net cash flow used in investing activities                          (30,551)
                                                                       --------
CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to Tribe                                                  (10,874)
Increase in short-term borrowings                                         7,056
Proceeds from equipment financing                                        40,391
Additional borrowing from Secured Completion Guarantee                   23,000
Payments on current maturities of long-term debt                        (16,988)
                                                                       --------
    Net cash flow provided by financing activities                       42,585
                                                                       --------
    Net increase in cash and cash equivalents                            51,648

Cash and Cash Equivalents at October 12, 1996                            12,537
                                                                       --------
Cash and Cash Equivalents at June 30, 1997                              $64,185
                                                                       --------
                                                                       --------
Cash Paid for Interest                                                  $26,535
                                                                       --------
                                                                       --------

            The accompanying accountants' review report and notes to
                     financial statements should be read in
                   conjunction with these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

Certain amounts in the condensed financial statements have been reclassified. The reclassification has no effect on net income.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the third quarter of 1997 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2.  LONG-TERM DEBT:

Long-term debt consists of the following:
                                       June 30,          September 30,
                                          1997                1996
                                       --------         -------------
                                        (000's)             (000's)

Senior Secured Notes (A)               $175,000            $175,000
Subordinated Notes (B)                   90,000              67,000
Lines of Credit (working capital) (C)       650               4,749
Equipment Financing (D)                  35,808                 -
Other                                      -                  1,250
                                       --------            ---------
                                        301,458             247,999
Less - Current Maturities                 9,805               4,999
                                       --------            ---------
                                       $291,653            $243,000
                                       --------            --------
                                       --------            --------

                         MOHEGAN TRIBAL GAMING AUTHORITY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

2.  LONG-TERM DEBT CONTINUED:

A. On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.50% per annum and Cash Flow Participation Interest, as defined, in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1 for the four prior consecutive quarters. The Senior Notes are redeemable at set prices as set forth in the Senior Notes after November 15, 1999, at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes) each holder of Senior Notes can require the Authority to repurchase the notes at prices specified in the Senior Notes. Beginning with the fiscal year ending September 30, 1997, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding.

B. The Authority obtained $90.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes (the "Subordinated Notes"). The Authority issued $20.0 million of Subordinated Notes to each of Sun International and Waterford Gaming LLC, which notes bear interest at 15.0% per year, payable semi-annually. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions have been fulfilled. The Authority also issued $50.0 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the $50.0 million secured completion guarantee provided by Sun International (the "Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1%, which shall be set and revised at intervals of six months. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

2.  LONG-TERM DEBT CONTINUED:

C. The Authority has obtained two lines of credit totaling $13.2 million. The line of credit for $12.5 million, obtained from Fleet National Bank, provided for interest based on various floating indexes (9.50% as of June 30, 1997). As of June 30, 1997 there is no outstanding working capital under the Fleet National Bank line of credit. The second line of credit for $650,000 was obtained from Norwich Savings Society and bears interest at a rate of 7.75%. As of June 30, 1997, $650,000 was outstanding under the Norwich Savings Society line of credit. These amounts were used for working capital purposes.

D. The Authority has received gaming equipment financing of $23.0 million from CIT Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996.

The Authority has received equipment financing of $9.0 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provides for funding of $5.0 million with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor agreement provides for funding of $4.0 million with an interest rate of 9.35%. Principal payments will be over 48 months and commenced November 1996.

The Authority has received equipment financing of $5.1 million from PDS Financial Corporation. The terms of this agreement provide that borrowings bear interest of 12%. Principal payments will be over 48 months and commenced January 1997.

The Authority has received equipment financing of $3.0 million from Fleet Capital Corporation. The agreement provides that borrowings bear interest of 9.30%. Principal payments will be made over 48 months and will commence July 1997.

The Authority received working capital financing of $500,000 from New Horizon Kids Quest IV, Inc. The agreement provides for an interest rate of 2% over prime. Principal payments will be over 36 months, which commenced October 1996.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


3. OPERATING LEASES:

The Authority has entered into numerous operating leases, the most significant of which are as follows:

The PDS Financial Corporation has two operating leases for equipment with the Authority. The first agreement, with a fixed monthly payment of $253,000, commenced October 1996. The second lease agreement, with a fixed monthly payment of $95,000, commenced November 1996. Both agreements require lease payments over 48 months.

The third agreement with Pitney Bowes Credit Corp., with a fixed monthly payment of $114,000, is over 42 months and commenced January 1997.

The fourth agreement with New England Capital Corporation, with a fixed monthly payment of $42,000, is over 48 months and commenced March 1997.

Fleet Capital Corporation holds the fifth and sixth operating lease agreements for equipment with the Authority. The fifth agreement contains a fixed monthly payment of $88,000. The sixth agreement contains a fixed monthly payment of $58,000. Both agreements require lease payments over 36 months and commenced in June 1997.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

4. COMMITMENTS CONTINUED:

These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $57,644,000 of gaming expense in its financial statements for the required Slot Win Contribution payments to the State of Connecticut for the period from October 12, 1996 through June 30, 1997. As Mohegan Sun commenced operations in October 1996, the Minimum Contribution for the State fiscal year ending June 30, 1997 has been prorated in accordance with the Tribe's Compact with the State of Connecticut. Slot Win Contribution expense to the State of Connecticut for the quarter ended June 30, 1997, totaled $22,455,000.

5.  RELATED PARTY TRANSACTIONS:

The Tribe provides Governmental and Administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the period October 12, 1996 through June 30, 1997, the Authority incurred $5,540,000 of expense for such services of which $5,518,000 was paid as of June 30, 1997. The Authority incurred third quarterservices of $2,256,000, of which $2,234,000 was paid as of June 30, 1997.

In addition, the Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority. Amounts paid by the Authority under these agreements to the limited liability companies were $140,000 for the period October 12, 1996 through June 30, 1997. The Authority paid $66,000 for the third quarter ended June 30, 1997.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

The Mohegan Sun commenced operations on October 12, 1996. During the period from October 12 through June 30, 1997, cash provided by operations was $76,792,000. On November 15, 1996, Mohegan Sun made an interest payment of $11,813,000 to the holders of the Senior Notes. This interest payment consisted of $9,304,000, which was funded from the Authority's pre-opening construction account (funds available before operations commenced on October 12, 1996) and $2,509,000 which was funded from the operational cash flow. On May 15, 1997 Mohegan Sun made a second interest payment to the holders of the Senior Notes in the amount of $14,517,000 which consisted of $11,813,000 Senior Note interest and $2,704,000 for the 5% cash flow participation interest which was funded from operational cash flow.

The Authority historically has funded its operations through the issuance of debt. On September 29, 1995, the Authority issued $175 million of Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.5% per annum and cash flow participation interest equal to 5.0% of the Authority's cash flow up to a limit, during any two consecutive semi-annual periods ending on September 30, of $250 million of the Authority's cash flow. Fixed interest is payable semi-annually on May 15 and November 15. The Senior Notes are redeemable after November 15, 1999, at the option of the Authority, at prices set forth in the Senior Notes. Upon the occurrence of certain events (as specified in the Indenture for the Senior Notes), each holder of Senior Notes can require the Authority to repurchase the Notes at prices specified in the Senior Notes. Beginning with the current fiscal year, the Authority will be required, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Notes then outstanding. The Indenture governing the Senior Notes contains certain convenants restricting the Authority's ability to, among other things, make certain cash payments, incur liens or additional indebtedness, sell assets, lease property, enter into transactions with affiliates or effect any merger, consolidation or any transfer or sale of substantially all of its assets. The Authority believes it currently is in compliance with all of the convenants and restrictions contained in the Indenture.

The Authority obtained $90.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes (the "Subordinated Notes"). On September 29, 1995, the Authority issued $40.0 million of Subordinated Notes to Sun International. Subsequent to issuance, Sun International resold fifty percent of such Subordinated Notes, in a principal amount equal to $20.0 million, to Waterford Gaming LLC. Such Subordinated Notes bear interest at 15.0% per year, payable semi-annually. Interest on the Subordinated Notes is being deferred and will not be paid until at least half of the Senior Notes have been retired (or offered to be retired, pursuant to the terms of the Indenture governing the Senior Notes) and certain other conditions

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY continued

have been fulfilled. The Authority also issued $50.0 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the $50.0 million secured completion guarantee provided by Sun International (the "Secured Completion Guarantee") for completion of construction of the facility. Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1%, which is set and revised at intervals of six months. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met.

The Authority's capital expenditures associated with the development of the facility totaled $67,729,000 for the period from October 12, 1996, through June 30, 1997. Including land and capitalized interest, the Mohegan Sun is expected to cost approximately $305 million. As of June 30, 1997, the Authority had incurred expenditures of approximately $301.2 million with the development of the facility. The Authority may not obligate itself to pay development costs in excess of $325 million without the further consent of the National Indian Gaming Commission (the "NIGC"). In the event final development costs exceed $325 million, the Authority would require additional consent of the NIGC, and there can be no assurances such consent would be given. Based upon its review of the budget and the open cost items, the Authority believes that the total cost of developing, constructing, equipping and opening the Mohegan Sun will not exceed the sum of the proceeds from the sale of the Senior Notes and the Subordinated Notes, amounts advanced under the Secured Completion Guarantee, the Equipment Financing and the Working Capital Financing and cash flow from operations. However, there is no assurance that such costs will not exceed budgeted amounts.

Of the Authority's total capital expenditures, those for post-opening enhancement projects at the facility totaled $7,382,000 for the period from October 12, 1996, through June 30, 1997. Capital spending will increase over the last quarter of the fiscal year. The additional expenditures will represent capital projects at the facility, that in the Authority's opinion, will further enhance the guest's experience at the facility. The Authority believes that borrowings under its existing financing agreements and cash flow from operations will be sufficient to fund its currently planned capital expenditures.

The Authority had a $12.5 million line of credit which expires on September 24, 1997. Borrowings under this line incur interest at various rates. As of June 30, 1997, there is no outstanding working capital under the Fleet
National Bank line of credit. The Authority also has a $650,000 line of credit which expires on July 31, 1997. As of June 30, 1997, approximately $650,000 was outstanding under this line at an interest rate of 7.75%. The funds were used for the initial working capital needs in conjunction with the opening of the facility.

RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY continued

The Authority entered into equipment financing arrangements with several finance companies, under varying terms. As of June 30, 1997, the Authority had outstanding borrowings under these arrangements of $20.0 million, at an interest rate of 2% over prime; $4.4 million, at an interest rate of 9.17%; $3.4 million, at an interest rate of 8.95%; $4.6 million at an interest rate of 12.0%, $408,000 at an interest rate of 2% over prime and $3.0 million at an interest rate of 9.3%. All of such amounts are being repaid by the Authority over a period from 36 to 48 months.

The Authority believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and capital expenditure requirements. However, the ability of the Authority to meet its debt service requirements will be entirely dependent upon future successful performance of the Mohegan Sun, which is subject to financial, economic, political, competitive, and other factors, many of which are beyond the Authority's control.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q filed by the Authority with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to business development activities, ability to meet existing debt obligations, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), competition for gaming patrons in the northeastern United States, domestic or global economic conditions, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

OPERATING RESULTS FOR THE THREE MONTHS ENDING JUNE 30, 1997-

OPERATING REVENUES AND EXPENSES:


Mohegan Sun has 150,000 square feet of gaming space, 2,962 slot machines and 186 gaming tables, dining, entertainment, and retail shopping. The facility had 5,270 employees as of June 30, 1997. Mohegan Sun is approximately a two hour drive from New York City and Boston.

Gaming revenues were $116,960,000 for the three months ending June 30, 1997. The third quarter reflects 91 days of gaming activity.

Slot revenues were $84,481,000 for the three months ending June 30, 1997 and reflects a win per unit per day of $328 for the third quarter.

Table game revenues were $32,479,000 for the three months ending June 30, 1997.

Other revenues were $16,685,000 for the three months ending June 30, 1997. Other revenues primarily represent revenues from food and beverage and retail operations.

Gaming costs and expenses were $55,108,000 for the three months ending June 30, 1997, which reflects costs and expenses associated with table games, slot operations, slot win contribution expense and promotional allowances given to patrons.

Under its Tribal-State Compact, the Authority is required to pay Slot Win contributions to the State of Connecticut equal to the lesser of (i) 30% of gross operating revenues derived from slot machines during the State's fiscal year, or (ii) the greater of 25% of gross operating revenues from such devices during the State's fiscal year or $80,000,000. For the three months ending June 30, 1997, $22,455,000 was recorded as gaming expenses.

Loss from Bingo operations of $230,000 reflects the operating results, excluding depreciation, amortization and interest of $91,000 of the Mohegan Sun's Bingo operations. Bingo is operated by the Mohegan Tribal Gaming Authority and is not managed by Trading Cove Associates.

Depreciation and amortization includes amortization of $4,564,000 of pre-opening costs associated with the development of Mohegan Sun.

Management fee reflects Trading Cove Associates management fee associated with net revenue of Mohegan Sun before bingo operations, which is operated directly by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates. For the three months ending June 30, 1997, the management fee incurred was $6,608,000, of which $4,466,000 was paid as of June 30, 1997.

OPERATING RESULTS FOR THE THREE MONTHS ENDING JUNE 30, 1997-

OPERATING REVENUES AND EXPENSES CONTINUED

Income from operations was $21,679,000 for the three months ending June 30, 1997. Earnings before depreciation and interest for the third quarter were $29,362,000.

Net interest expense was $11,336,000 for the three months ending June 30, 1997. The interest expense reflects interest on working capital debt, both fixed and participating interest on the Senior Secured Notes, and interest on the Equipment Financing and Subordinated Notes.

OPERATING RESULTS FOR THE PERIOD OCTOBER 12, 1996 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1997-

OPERATING REVENUES AND EXPENSES

Gaming revenues were $314,872,000 for the period October 12, 1996, through June 30, 1997. The fiscal period ending June 30, 1997, reflects 265 days of gaming activity. Table games and slot machines were in operation for 262 and 265 days respectively for the fiscal period ending June 30, 1997.

Slot revenues were $222,354,000 for the period October 12, 1996, through June 30, 1997 and reflects a win per unit per day of $314 for such period.

Table game revenues were $92,518,000 for the period October 12, 1996, through June 30, 1997.

Other revenues were $43,864,000 for the period October 12, 1996, through June 30, 1997. Other revenues primarily represent revenues from food and beverage and retail operations.

Gaming costs and expenses were $149,423,000 for the period October 12, 1996, through June 30, 1997, which reflects costs and expenses associated with table games, slot operations, slot win contribution expense and promotional allowances given to patrons.

Under its Tribal-State Compact, the Authority is required to pay Slot Win contributions to the State of Connecticut equal to the lesser of (i) 30% of gross operating revenues derived from slot machines during the State's fiscal year, or (ii) the greater of 25% of gross operating revenues from such devices during the State's fiscal year or $80,000,000. For the period October 12, 1996, through June 30, 1997, $57,644,000 was recorded as gaming expenses for slot win contributions.

Loss from Bingo operations of $2,043,000 reflects the operating results, excluding depreciation, amortization and interest of $257,000, of the Mohegan Sun's Bingo operations. Bingo is operated by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates.

Depreciation and amortization includes amortization of pre-opening costs amounting to $13,640,000 associated with the development of Mohegan Sun.

OPERATING RESULTS FOR THE PERIOD OCTOBER 12, 1996 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1997-

OPERATING REVENUES AND EXPENSES CONTINUED


Management fee reflects Trading Cove Associates management fee associated with net revenue of Mohegan Sun before bingo operations, which is operated directly by the Mohegan Tribal Gaming Authority and not managed by Trading Cove Associates. For the period October 12, 1996, through June 30, 1997, management fees incurred were $13,812,000 of which $11,669,000 were paid as of June 30, 1997.

Income from operations was $52,651,000 for the period October 12, 1996, through June 30, 1997. Earnings before depreciation and interest for the period October 12, 1996 through June 30, 1997 were $75,646,000.

Net interest expense was $31,982,000 for the period October 12, 1996, through June 30, 1997. The interest expense reflects interest on working capital debt, both fixed and participating interest on the Senior Secured Notes, and interest on the Equipment Financing and Subordinated Notes.

                           Part II  -  OTHER INFORMATION:

Item I  --  LEGAL PROCEEDINGS:

The Authority is involved in various legal proceedings arising in the ordinary course of business. Additionally, the Authority is involved in two construction related cases brought by subcontractors. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Authority's consolidated financial condition or results of operations.

Item 2 --  CHANGES IN SECURITIES:

None

Item 3 --  DEFAULTS UPON SENIOR SECURITIES:

None

Item 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5  --  OTHER INFORMATION:

On December 30, 1996, Jeffrey E. Hartmann was appointed Senior Vice President of Finance and the Chief Financial Officer of the Authority. Mr. Hartmann has six years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as its Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers and Lybrand as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.


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




                                      MOHEGAN TRIBAL GAMING AUTHORITY




Date:   8-8-97                   By: /s/ William J. Velardo,
                                     ---------------------------------
                                     William J. Velardo,
                                     Executive Vice President



Date:   8-8-97                   By: /s/ Jeffrey E. Hartmann
                                    --------------------------------------------
                                    Jeffrey E. Hartmann, Chief Financial Officer
                                    and Senior Vice President of Finance
                                   (Principal Financial and Accounting Officer)