Form 10-K
period 1997-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1997-12-29
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
                                   ---------

      [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997


                                       OR


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________


                        Commission file number 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------

             (Exact name of registrant as specified in its charter)

              Connecticut                               06-143633
              ---------------------------------------------------
              (State or other jurisdiction of     (IRS employer
              incorporation or organization    Identification No.)



          P.O. Box 348, Uncasville                               06382
          ------------------------------------------------------------
         (address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code (860) 204-7171


Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class                          Name of Each Exchange On Which Registered
----------------------------------------------------  --------------------------------------------------------
         ________________NONE______________                    _____________________________________
        ___________________________________                    _____________________________________

Securities registered pursuant to Section 12(g) of the Act:

____________________________________NONE____________________________________
                                    ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X     No    .
                                      ---       ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K.  Yes X     No   .
               ---      ---

                        MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-K

PART I.                                                                               PAGE
Item 1.  Business                                                                      1
Item 2.  Properties                                                                    8
Item 3.  Legal Proceedings                                                             8
Item 4.  Submission of Matters to a Vote of Security Holders                           9

 PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters        10
Item 6.  Selected Financial Data                                                       10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                  10
Item 8.  Financial Statements and Supplementary Data                                   12
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                        12

PART III.

Item 10. Executive Officers and Members of the Management Board                        13
Item 11. Executive Compensation                                                        15
Item 12. Security Ownership of Certain Beneficial Owners and Management                15
Item 13. Certain Relationships and Related Transactions                                15

PART IV.

Item 14. Exhibits and Financial Statements                                             17


                                     PART I

ITEM 1.  BUSINESS
-----------------

A.  GENERAL
--  -------

The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of The Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe is a federally recognized Indian tribe with a 240-acre reservation located in southeastern Connecticut.

The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino ("Mohegan Sun").

The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board has engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to operate, manage and market Mohegan Sun under a seven-year contract ("Management Agreement"). TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International"), and 50% by Waterford Gaming, L.L.C. The Management Board also selects tribal representatives to serve on a Business Board (the "Business Board") which oversees the business aspects of Mohegan Sun. The Business Board is established under the Management Agreement and consists of two members appointed by the Management Board and two members appointed by TCA.

The Authority has established the Mohegan Tribal Gaming Commission (the "Commission"), which is responsible for the regulation of Mohegan Sun. The Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Commission staff is responsible for performing background investigations into gaming license applicants and for issuance and revocation of gaming licenses.

The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority the land on which Mohegan Sun is located (the "Site"). The Site is the Tribe's 240-acre reservation in southeastern Connecticut, which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.

B. DESCRIPTION OF BUSINESS
-- -----------------------

GAMING
------

Mohegan Sun opened on October 12, 1996, as a gaming and entertainment facility. Mohegan Sun conveys an historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone and water. Celebrating the history and traditions of the Tribe, Mohegan Sun's circular design and Indian themes are directly influenced by the Tribe's beliefs and culture. The casino is separated into four quadrants, each of which features its own entrance and a seasonal theme-Winter, Spring, Summer and Fall-highlighting the importance of seasonal changes to Mohegan Life. The 625,000 square foot facility includes 167,000 square feet of gaming space (including the bingo hall), and accommodates approximately 3,000 slot machines, 150 table games (including blackjack, roulette, craps, baccarat, Caribbean stud poker and Let It
Ride), 39 poker tables and a 1,400 seat high stakes bingo hall.

Food amenities at Mohegan Sun include the 680-seat Seasons buffet, three themed gourmet restaurants, a 24-hour full service coffee shop, a New York style delicatessen and a 10-station food court featuring international cuisine. The bingo hall also serves as a special events center which is utilized for entertainment, boxing events and casino marketing events. The 10,000 square foot Wolf Den Lounge and showroom (the "Wolf Den") in the center of Mohegan Sun features live entertainment seven days a week. The Wolf Den seats 350 patrons. Multiple full-service and floor service bars are located throughout the facility. Mohegan Sun also offers a children's arcade area and Kids Quest child care facility. There are approximately 7,500 parking spaces for customers, along with employee parking with a capacity of 1,700 vehicles.

CURRENT STATUS OF DEVELOPMENT
-----------------------------

Although the Authority commenced operations on October 12, 1996, the final costs of developing, constructing, and equipping the casino had not been finalized as of September 30, 1997. The Authority entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, Inc. ("Morse Diesel") for the construction of Mohegan Sun. Subsequent to year-end, the Authority has reached a settlement with Morse Diesel for a final payment of $3.6 million, finalizing the project development cost of Mohegan Sun at $302.6 million. See Note 12 in the Condensed Financial Statements.

On December 9, 1997, the Chairman of the Authority announced that the Authority plans to expand Mohegan Sun. The Management Board has commenced consideration of plans to develop a hotel, an entertainment complex, additional gaming space, expanded parking, specialty retail shops and unique themed restaurants. The Authority intends to have a portion of the expansion open for the public by the end of the year 2000. Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current results of operations of Mohegan Sun make such financing a viable likelihood.

COMPETITION
-----------

Existing Competitors
--------------------

The gaming industry is characterized by intense competition among entities that, in many instances, have greater resources than the Authority. Mohegan Sun is marketed primarily to the day-trip customer, and the Authority competes primarily with other casinos within 150 miles, and to a lesser extent, with casinos in Atlantic City, New Jersey. Currently, Foxwoods Resort Casino ("Foxwoods") is the only casino in operation within 150 miles of the Authority. However, Foxwoods is located approximately 10 miles from the Site and is the largest gaming facility in the United States in terms of the number of total gaming positions. Foxwoods has approximately 300 table games and 5,500 slot machines. In addition, Foxwoods offers amenities that the Authority does not, such as hotels and extensive entertainment facilities; Foxwoods currently has 312 guest rooms available to the public and is adding approximately 800 hotel rooms that are expected to be completed and open by the Spring of 1998. Foxwoods has been in operation for over five years, and the Authority believes that Foxwoods' successful operation has enabled it to build financial resources that are currently substantially greater than the Authority's or the Tribe's.

Potential New Competitors
-------------------------

Currently, outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under IGRA. As described below, at least two federally recognized tribes in New England are each currently seeking to establish gaming operations. In addition, a number of tribes in New England are seeking federal recognition in order to establish gaming operations. The Authority cannot predict whether any of these tribes will be successful in establishing gaming operations, and if established, whether such gaming operations will have a material adverse effect on the proposed operations by the Authority. In addition, a number of states, including Connecticut, have investigated legalizing casino gaming by non-Indians in one or more locations.

Following is an assessment of the competitive prospects in each of the Authority's neighboring states:

CONNECTICUT: In 1995, the State of Connecticut made a request for proposals for the possible development of a casino in Bridgeport, Connecticut, but in November 1995, the Connecticut legislature declined to adopt special legislation authorizing such casino operations. The Authority is unable to predict whether the Connecticut legislature will reconsider the Bridgeport proposal, or whether and when it may consider other gaming initiatives. Under the Mohegan Compact and the tribal-state compact between the Mashantucket Pequot Tribe and the State of Connecticut, and agreements related thereto, if Connecticut legalizes any gaming operations other than pursuant to IGRA (i.e., by an Indian tribe on Indian land) with slot machines or other commercial casino games, the Mashantucket Pequot Tribe and the Tribe will no longer be required to make payments related to slot machine revenues. For the State's fiscal year ending June 30, 1997, revenue received by the State from the two tribes totaled $203.5 million, including $145.9 million from the Mashantucket Pequot Tribe and $57.6 million from the Tribe. The potential loss of this revenue has made it difficult for proponents of non-Indian casino legalization to garner legislative enthusiasm for their proposals.

There are several other tribes in Connecticut attempting to gain federal recognition. The recognition process is managed by the Bureau of Indian Affairs' Branch of Acknowledgement and Research ("BAR"). The Golden Hill Paugussett Tribe, based in Bridgeport, was notified by the BAR in September 1996 that its application did not meet the criteria necessary for recognition. That tribe has since requested reconsideration of this decision by the Interior Board of Indian Appeals (IBIA). While the IBIA has been fully briefed, no decision has been issued and a reversal is unlikely. The Eastern Pequot Tribe, located in North Stonington next to the Mashantucket Pequot Tribe, has had a federal recognition petition pending since 1989. This petition is expected to move to active review status before the end of 1997, but because of the BAR's lengthy review period the petition is unlikely to receive a final determination before the year 2000. The Paucatuck Eastern Pequot Tribe, also located in North Stonington, has also had a petition pending since 1989. The Eastern Pequot and Paucatuck Eastern Pequot petitions may be considered at the same time since both Tribes claim the same reservation and are using some common records and history in their petitions. Lastly, the Schaghticoke tribe, based in Kent, filed a petition in 1981. The petition is now complete and the Schaghticoke Tribe is now 11th on the waiting list to be placed on active consideration. Recently, a group calling itself the Nehantic Tribe filed a letter of intent to file a petition for federal acknowledgment. No information is available on this group. It is likely that the Nehantic petition will not be ready for review for several years. Another Tribe, the Nipmuc Tribe of Massachusetts, is partially located in Connecticut. The Nipmuc petition is under active consideration by BAR (see Massachusetts, below). Even upon gaining federal recognition, a newly recognized tribe must have land taken into trust by the federal government, negotiate a compact with the State, and construct a facility before it can commence gaming operations. Given the foregoing, the Authority and Foxwoods are likely to remain the only Indian gaming facilities in Connecticut for at least the next three to five years.

RHODE ISLAND: There is no commercial casino gaming in Rhode Island, although the state's two pari-mutuel facilities, Lincoln Greyhound Park and Newport Jai Alai, offer approximately 1,838 video slot machines and have petitions pending before the Rhode Island Lottery Commission for additional machines. In November 1994, Rhode Island voters defeated numerous local and state-wide gaming referenda and passed a referendum, which requires that any new gaming proposals will have to be approved in a state-wide referendum.

The Narragansett Tribe, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island, but under specific federal legislation the Narragansett Tribe is legally barred from opening a gaming facility pursuant to IGRA. Thus, the Narragansett Tribe could open a facility only if it were successful in winning both local and state-wide votes. There is one pending federal acknowledgment petition from a Rhode Island tribe, filed by the Pokanoket Tribe of the Wampanoag in October 1994. This petition is not yet complete and thus not yet on the BAR wait list; active review is not likely to commence for at least several years.

MASSACHUSETTS: No commercial casinos operate in Massachusetts, and no significant initiatives to legalize such casinos are currently underway. The Wampanoag Tribe of Gay Head, located on the island of Martha's Vineyard, is the
only federally recognized tribe in Massachusetts.   The tribe has concluded that
a casino on the island would not be economically feasible, and the Massachusetts Legislature has rejected the tribe's efforts to locate casino gaming on lands outside the tribe's reservation. The tribe has announced plans to open a high stakes bingo facility in Fall River, for which no compact with the state would be required under IGRA. Before such a facility could be constructed, however, the tribe would need to take land into trust, and the Massachusetts Attorney General has argued that state legislative approval would be required.

There a number of petitions for federal recognition pending in Massachusetts. Furthest along in the process are each of the Hassanamisco Band and the Chaubunagungamaug Band of Nipmuc Indians, in West Brookfield. The BAR commenced active review of both tribes' petitions in July 1995. BAR has notified the State of Connecticut that the Nipmuc Tribe is also located within Connecticut. Proposed findings on these petitions are expected by May of 1998. Also pending are petitions from the Mashpee Wampanoag tribe in Mashpee, the Cowasuck Band and the Pocasset Wampanoag Band. The Mashpee petition is 5th on the "waiting to be placed on active" list.

NEW YORK: No non-Indian casinos currently operate in New York, and the establishment of commercial casino operations would require the approval of two successive state legislatures followed by the voters in a state-wide referendum. However, gambling boats began operating out of the New York City area in December 1996. These "cruises to nowhere," during which gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate, and New York to date has not prohibited such operations.

New York has seven federally recognized tribes with reservations in the northern part of the state, all of which are located at least 325 miles from the Authority. Two tribes, the Oneida Tribe and the St. Regis Mohawk Tribe, have executed compacts with the State. These compacts allow casino table games, but no conventional slot machines. The Oneida Tribe opened the Turning Stone casino in July 1993 on its reservation in Verona, near Syracuse. The St. Regis Mohawk

Tribe, which has a reservation in Hogansburg on the Canadian border, has not yet opened a facility, however a management contract is under review at the National Indian Gaming Commission. The Oneida Tribe and officials from Sullivan County have also signed an agreement that contemplates the establishment of a tribally operated casino at Monticello Raceway in the Catskills. Like other proposals to establish off-reservation gaming, this proposal would require the site to be taken into trust by the federal government, and such action would require the approval of the Governor of New York and the Secretary of the Interior. The Governor of New York has not indicated that he would support this proposal. There are two state-recognized Indian Tribes located on Long Island, the Shinnecock Tribe of the Shinnecock Indian Reservation in Mastick and the Unquechaug Tribe of the Poosepatuck Indian Reservation. Neither Tribe has an active petition before BAR at this time.

In December 1997, New York City Mayor Rudolph Guliani announced that the city is looking at the feasibility of allowing a large Monte-Carlo style casino on Governor's Island, a 172 acre island located in New York Harbor directly across from lower Manhattan. In order to legalize commercial casinos in New York, the State Constitution must be amended. This requires the approval by two separately elected legislatures and favorable action in a statewide referendum. Thus, approval of commercial casino gaming in New York cannot occur before the year 2000, and the timetable would require approval of a new resolution initiating the process in 1998.

MAINE: There are no commercial casinos allowed in Maine, and there are no significant initiatives currently underway to legalize such casinos. There are four federally recognized tribes in Maine, one of which has announced plans to open a high stakes bingo facility in the township of Albany in western Maine. None of the federally recognized tribes has negotiated a tribal-state compact or otherwise significantly begun the process of developing casino operations.

NEW HAMPSHIRE: There are no casinos allowed in New Hampshire, and no significant initiatives currently underway to allow legalization. A bill to allow the state's racetracks to offer slot machines was defeated in a House committee in May 1997, the fourth consecutive time that New Hampshire legislators voted against gaming expansion. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

VERMONT: There are no casinos allowed in Vermont, and no significant initiatives currently underway to allow legislation. There are no federally recognized tribes in the state, but there is a petition pending from the St. Francis/Sokoki Band of Abenakis, in Swanton, which was filed in 1980 and completed in January 1996, which now is third on the BAR waiting list.

Mohegan Sun also competes with the twelve casinos currently in operation in Atlantic City, New Jersey. Several established gaming companies are at various stages in the state's licensing process to obtain licenses and permits to develop additional casinos in Atlantic City. The Atlantic City market primarily targets slot machine customers. As of September 30, 1997, there were approximately 33,000 slot machines in the twelve Atlantic City casinos.

SEASONALITY
-----------

The gaming industry in Connecticut is seasonal, with the heaviest gaming activity at Mohegan Sun occurring during the period from July through October.

EMPLOYEES AND LABOR RELATIONS
-----------------------------

As of September 30, 1997, Mohegan Sun employed approximately 4,500 full time equivalent employees. In recruiting personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. Currently, none of Mohegan Sun's employees are covered by collective bargaining agreements.


MATERIAL AGREEMENTS
-------------------

The Mohegan Compact
-------------------

The Tribe and the State of Connecticut entered into the Mohegan Compact that authorizes and regulates Class III gaming operations on land owned by the Tribe. On December 5, 1994, the Secretary of the Interior approved the Mohegan Compact in accordance with IGRA. The Mohegan Compact provides, among other things, that:

          (1) The Tribe agrees to submit all gaming-related operation and development to the regulation of the State of Connecticut Gaming Commission (i.e. the Division of Special Revenue) in order to attempt to ensure the fair and honest operation of gaming activities and to maintain the integrity of all activities conducted in regard to Class III gaming.

          (2) The Tribe may conduct, on the Site, games of chance, including:
Blackjack, Poker Dice, Money-Wheels, Roulette, Baccarat, Chuck-a-Luck, Pai Gow, Over and Under, Horse Race Game, Acey-ducey, Beat the Dealer, Bouncing Ball, Slot Machines, video facsimile games and Pari-mutuel betting.

          (3) Law enforcement matters relating to Class III gaming activities are under the jurisdiction of the State of Connecticut and the Tribe.

          (4) All gaming employees will obtain and maintain a gaming license issued by the Connecticut Division of Special Revenue.

          (5) Any enterprise providing gaming services or gaming equipment to the Tribe will be required to hold a current valid registration issued by the Connecticut Division of Special Revenue.

          (6) The State of Connecticut will annually assess the Tribe for the costs attributable to its regulation of the Tribe's gaming operations and for the provision of law enforcement.

          (7) The Tribe will have each of its Class III Gaming operations audited on an annual basis by an independent certified public accountant and include any additional procedures required by the State of Connecticut Gaming Commission.

          (8) The Tribe will enact fire, building, sanitary and health ordinances and regulations no less rigorous than laws and regulations of the State of Connecticut.

          (9) Service of alcoholic beverages within any gaming facility will be subject to regulation by the State of Connecticut.

          (10) The Tribe waived any defense which it may have by virtue of sovereign immunity in respect to any action in United States District Court to enforce the Mohegan Compact.

Memorandum of Understanding
---------------------------

The Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The MOU provides that:

     (1) So long as there is no change in State law to permit the operation of slot machines or other commercial casino table games by any other person (other than the Mashantucket Pequot Tribe), the Tribe, through the Authority, will contribute to the State of Connecticut on a monthly basis a sum equal to 25% of gross operating revenues derived from slot machines operated by the Authority ("Slot Win Contribution"), which amount shall be adjusted by the amounts set forth in (2) and (3) hereof.

     (2) The Slot Win Contribution is to be reduced by $5,000,000 in the second year of the Authority's gaming operations, by $2,500,000 in the third year of the Authority's gaming operations, and by $2,500,000 in the fourth year of the Authority's gaming operations. This represents the settlement of the land claims of the Tribe.

     (3) The Authority's payment is to be increased by $3,000,000 in the first year following the completed transfer of Fort Shantok State Park to the United States Government to be held in trust for the Tribe.

     (4) For each fiscal year commencing July 1, the minimum Slot Win Contribution of the Authority to the State of Connecticut shall be the lesser of
(a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000. For the fiscal year of the State, ending June 30, 1997 (which did not constitute a full year), the Tribe's Slot Win Contribution paid by the Authority totaled approximately $57.6 million.

Town of Montville Agreement
---------------------------

On June 16, 1994, the Tribe and the Town of Montville ("Town") entered into an agreement whereby the Tribe agreed to pay to the Town, beginning one year after the commencement of slot machine gaming activities, an annual payment of $500,000 to minimize the impact to the Town resulting from the removal of land from the Town's tax rolls into trust for the Tribe. The first annual payment was remitted to the Town on October 12, 1997. Additionally, the Tribe agreed to make a one-time payment of $3,000,000 toward infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. The Authority anticipates funding the $3,000,000 to the Town by September 30, 1998.

Management Agreement
--------------------

The Tribe and TCA entered into the Management Agreement, pursuant to which the Tribe retained and engaged TCA to develop, operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations in the Management Agreement to the Authority. The term of the Management Agreement is seven years. TCA will manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income depending upon profitability thresholds.

ITEM 2.  PROPERTIES
-------------------

Mohegan Sun is located approximately one mile from the interchange of I-395 and Connecticut Route 2A, just outside Uncasville, Connecticut. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highway connecting Boston, Providence, and New York. By highway, Mohegan Sun is approximately 115 miles from New York, New York, 95 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

Parking at the Mohegan Sun is provided through surface parking lots and a multi-level parking garage accommodating approximately 7,500 vehicles. Traffic enters the grounds via the four-lane access road on Route 2A and is directed to the valet parking drop-off zones or to the self-park surface lots (including the parking garage) which are connected to the main building by shuttle bus service. A separate loading and parking area is designated for bus groups.

The Authority has entered into a lease with the Tribe with respect to the Site. The initial term of the lease is 25 years, with an option to renew for one additional 25-year term provided that the Authority is not in default under the lease. The lease also provides that all improvements constructed on the Site will become the property of the Tribe and subject to the lease. The lease is a net lease requiring that the Authority assume all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, plus pay the Tribe an annual rent of $1.00. The Site consists of 240 acres of land and 3,743 feet of direct water frontage on the Thames River.

The Authority has entered into four other lease agreements for properties adjacent to the Site. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun.

The leases are for terms of five to ten years with options to extend beyond the term. The aggregate lease payments per year for such properties is $396,000, and the Authority is responsible for maintenance and repair thereon.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

The Authority has reached a settlement with Morse Diesel International ("Morse Diesel") for final payment in association with the development and construction of Mohegan Sun. With the final payment of $3.6 million to Morse Diesel, development costs will total $302.6 million. See Note 12 in the condensed financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to its security holders for a vote for fiscal year ended September 30, 1997.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
          STOCKHOLDERS MATTERS
          --------------------

The Authority has not issued or sold any equity securities.

ITEM 6.   SELECTED FINANCIAL DATA
-------   ------------------------
(Amounts In Thousands)

                                                         Period or Quarter Ended
                                            ------------------------------------------------
                                            December 31,  March 31,  June 30,   September 30,
                                                1996        1997       1997         1997
                                              --------    --------   --------     --------
OPERATING RESULTS:
 Gross revenues                               $102,960    $122,131   $133,645     $150,218
 Promotional allowances                         (5,948)     (9,114)   (10,531)     (17,683)
                                              --------    --------   --------     --------
    Net revenues                                97,012     113,017    123,114      132,535
                                              --------    --------   --------     --------
Operating income                                11,468      19,504     21,679       27,378

Other income (expense), net                     (9,501)    (11,145)   (11,336)     (11,360)
                                              --------    --------   --------     --------
    Net income                                $  1,967    $  8,359   $ 10,343     $ 16,018
                                              ========    ========   ========     ========
OTHER DATA:
 Interest expense                             $  9,736    $ 11,650   $ 11,800     $ 11,951
 Net cash provided by
  operating activities                          26,200      31,683     18,909       40,428
 Property and equipment
  capital expenditures                           9,340      (2,186)**     658        5,198

QUARTER-END STATUS:
 *Total assets                                $364,451    $380,653   $372,405     $386,974
 *Long-term debt, net of
   current maturities                          282,552     291,707    291,653      289,037

*Year to date cumulative total
**Results of operating lease financing

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CERTAIN FORWARD LOOKING STATEMENTS

Certain information included in this Form 10-K and other materials filed or to be filed by the Authority with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Authority) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997
-----------------------------

Mohegan Sun opened on October 12, 1996. Net income for the period October 12, 1996 (date of commencement of operation), through September 30, 1997 was $36.7 million. Total gaming revenues for 1997 were $440.5 million and net operating revenues totaled $465.7 million. The facility opened with 2,500 slot machines available to the public. The Authority added 462 slot machines to the casino floor over the fiscal year. The win per slot unit per day for the period from inception through September 30, 1997 was $319, which resulted in total slot revenues of $312.4 million for such period. The earnings before interest, depreciation, amortization, management fees and Bingo for the period from inception through September 30, 1997 were $137.8 million. The Authority's margin for earnings before interest, depreciation, amortization, management fees and Bingo is 29.6%.

OTHER FACTORS AFFECTING EARNINGS
--------------------------------

The Authority recorded interest expense of $45.1 million for the period from inception through September 30, 1997. Total interest expense includes $23.2 million of interest related to the Authority's outstanding 13.5% Senior Secured Notes (the "Senior Secured Notes"), $11.3 million related to the Authority's outstanding Subordinated Notes (the "Subordinated Notes"), $3.8 million in equipment financing, and $6.8 million in Cash Flow Participation Interest due to the Senior Secured Notes under terms of the indenture between the Authority and the holders thereof (the "Indenture"). The Authority also recorded interest and other income of $1.8 million for the period from inception through September 30, 1997.

REGULATION AND FEES
-------------------

The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution").
For each 12 month period commencing July 1, 1995, the Slot Win Contribution will be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other (except those already authorized at Foxwoods) gaming operations with slot machines or other commercial casino table games within Connecticut. The Authority has reflected $80.7 million of gaming expense in its financial statements for the required Slot Win Contribution payments to the State of Connecticut for the period from inception through September 30, 1997.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL SPENDING
-------------------------------------------------

As of September 30, 1997, cash provided by operating activities (as shown in the Statement of Cash Flows) was $117.2 million and the Authority had approximately $40.4 million in unrestricted cash and cash equivalents.

The Authority's capital spending of $35.7 million ($13 million in cash and $22.7 million in capital lease obligations) for fiscal year 1997 included $26.7 million in casino furniture, fixtures and equipment. For fiscal 1998, the Authority expects its capital expenditures will range between $12 - $16 million. These expenditures will include a retail expansion, additional building theming and further enhancement of the gaming product offered at Mohegan Sun.

The Authority has reached a settlement with Morse Diesel for final payment for the development and construction of Mohegan Sun. The final payment to Morse Diesel of $3.6 million has relieved the Authority of any further construction obligation related to the initial development of Mohegan Sun.

The Authority, subsequent to meeting its operating expenses and required deposits to reserve funds pursuant to the Indenture, has distributed $14.8 million to the Tribe.

Proceeds from the sale of $175 million of the Senior Secured Notes and the issuance of $90 million of Subordinated Notes, along with amounts available under a $12.5 million working capital line of credit and equipment financing, were the primary sources of liquidity for developing, constructing, equipping and opening Mohegan Sun.

On November 15, 1996 and May 15, 1997, the Authority made two interest payments of $11.8 million each, to the holders of the Senior Secured Notes. On May 15, 1997 the Authority also made a $2.7 million Cash Flow Participation Interest payment to such holders. Interest paid in connection with equipment financing and working capital was $3.2 million and $626,000 respectively.

Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next 12 months. The Authority has commenced consideration of expanded operations. See "Part I Item 1-Business Current Status of Development". Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current results of operation of Mohegan Sun make such financing a viable likelihood.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

See Index to Financial Statements on page 19.


ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  --------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III


ITEM 10.  EXECUTIVE OFFICERS AND MEMBERS OF THE MANAGEMENT BOARD
--------  ------------------------------------------------------

The Authority is governed by a nine-member Management Board, consisting of the same nine members as the Tribal Council (the governing body of the Tribe). Each of the Management Board and TCA select two representatives to the Business Board which is responsible for matters of policy pertaining to the business of Mohegan Sun. The General Manager of Mohegan Sun is appointed by TCA, subject to the approval of the Authority; other senior officers of Mohegan Sun are appointed by TCA.

The following table provides information as of September 30, 1997 with respect to each of (i) executive officers of Mohegan Sun and (ii) the members of the Management Board.

NAME                                    AGE    POSITION
------------------------------------  -------  --------------------------------------------------------------
Roland J. Harris....................       50  Chairman and member, Management Board
Jayne G. Fawcett....................       60  Vice Chairman and member, Management Board
William J. Velardo..................       42  Executive Vice President and General Manager, Mohegan Sun
Mitchell Grossinger Etess...........       39  Senior Vice President, Marketing, Mohegan Sun
Jeffrey E. Hartmann.................       36  Senior Vice President and Chief Financial Officer, Mohegan Sun
Carlisle M. Fowler..................       67  Treasurer and member, Management Board
Loretta F. Roberge..................       65  Corresponding Secretary and member, Management Board
Shirley M. Walsh....................       49  Recording Secretary and member, Management Board
Mark F. Brown.......................       39  Member, Management Board
Courtland C. Fowler.................       69  Member, Management Board
Maynard L. Strickland...............       52  Member, Management Board
Glen R. LaVigne.....................       35  Member, Management Board

Roland J. Harris - Mr. Harris has been Chairman and a member of the Management Board since October 1995. Mr. Harris is the founder and president of the firm Harris and Clark, Inc. Civil Engineers, Land Surveyors & Land Planners, which has performed services for the Authority. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut and also as its Planning and Zoning Commissioner. He has served as Deputy Chief of the Griswold Fire Department and as Fire Marshall and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board, Mr. Harris served as the Tribal Planner.

Jayne G. Fawcett - Ms. Fawcett has been Vice Chairman of the Management Board since December 1995 and a member of the Management Board since July 15, 1995. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was Chairman of the Tribe's Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe's public relations.

William J. Velardo - Mr. Velardo has been Executive Vice President, General Manager of Mohegan Sun since October 1995 and has 21 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming joint venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo opened the Mirage in Las Vegas and served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager for Caesar's Tahoe and Caesar's Palace.

Mitchell Grossinger Etess - Mr. Etess has been Senior Vice President, Marketing of Mohegan Sun since November 1995 and has 17 years experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the casino and hotel industry.

Jeffrey E. Hartmann - Mr. Hartmann has been Senior Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has six years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers and Lybrand, LLP as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Carlisle M. Fowler - Mr. Fowler has been the Treasurer and a member of the Management Board since July 15, 1995 and has been active in the Tribe's government for over 20 years. Prior to his retirement in 1989, Mr. Fowler was an electronics technician for the State of Connecticut and operated his own electronics business. Mr. Carlisle Fowler is the brother of Mr. Courtland Fowler.

Loretta F. Roberge - Ms. Roberge has been Corresponding Secretary and a member of the Management Board since July 15, 1995. Ms. Roberge has served as a paraprofessional at the Mohegan School for 24 years, working with children with special needs. Active in the Tribe's community all her life, Ms. Roberge previously served as secretary of the Management Board. She presently chairs the Finance Committee.

Shirley M. Walsh - Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 15, 1995. Ms. Walsh has worked for the Tribe in various capacities for almost five years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribe's Election Committee from 1994 to 1995 and serves on several other Committees of the Tribe.

Mark F. Brown - Mr. Brown has been a member of the Management Board since October 1995 and serves as the security liaison for the Tribal Council. Prior to joining the Tribal Council, he served as a law enforcement officer for eight years. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribe's Constitutional Review Board from 1993 to 1994. Mr. Brown serves on the Business Board.

Courtland C. Fowler - Mr. Fowler has been a member of the Management Board since July 15, 1995 and was a major contributor to the cultural research that lead to the federal recognition of the Tribe. Mr. Fowler was previously employed as a chemical operator and assistant foreman at Pfizer, Inc. until his retirement in 1990. He served as Vice Chairman of the Management Board, and as a member of the Tribe's Constitutional Review Board. Mr. Fowler also was on the committee that drafted the first constitution of the Tribe. Mr. Courtland Fowler is the brother of Mr. Carlisle Fowler.

Maynard L. Strickland - Mr. Strickland has been a member of the Management Board since October 1995. During the past 20 years, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and in Florida.

Glen R. LaVigne - Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut and oversaw building and maintenance for Montville's seven municipal buildings. Mr. LaVigne serves on the Business Board.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The following table summarizes the 1997 compensation paid to the executive officers whose salary and bonuses during 1997 exceeded $100,000.00:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                       Fiscal
Name and Principal Position          Year Ended          Salary           Bonus
---------------------------      -------------------  -----------       ---------

William J. Velardo                      1997             $353,000        $175,000
Executive Vice President

Mitchell Grossinger Etess               1997             $223,000        $110,000
Senior Vice President, Marketing

Jeffrey E. Hartmann (1)                 1997             $130,000        $ 60,000
Senior Vice President, Finance,
  and Chief Financial Officer
---------------------------------------------------------------------------------

(1) Mr. Hartmann commenced employment with the Authority on December 30, 1996.

The executive officers of Mohegan Sun have been granted stock options from Sun International. The options vest over a seven year period concurrent with the term of the Management Agreement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

The Authority has no outstanding equity securities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the period from inception through September 30, 1997, the Authority incurred $7.7 million of expenses for such services, of which $6.9 million was paid as of September 30, 1997.

The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location.

The Tribe, through two other limited liability companies, has entered into various land lease agreements with the Authority for adjacent properties, which related properties are used by the Authority for access, parking and related amenities for Mohegan Sun. See Item 2. Properties.

The Authority engages Harris and Clark, Inc. for surveyance, civil engineering and professional design services. Roland Harris, Chairman of the Management Board, is the founder and president of Harris and Clark, Inc. For the fiscal year ended September 30, 1997, the Authority paid $79,000 in fees to Harris and Clark, Inc.

Under terms of the Management Agreement, the Authority may award service contracts or purchase services from qualified members of the Tribe if the costs of services are competitive in the local market.

As of September 30, 1997, 205 employees of the Authority are Mohegan tribal members.

The executive officers of Mohegan Sun have been granted stock options from Sun International. The options vest over a seven-year period concurrent with the term of the Management Agreement.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS
--------  ---------------------------------

       EXHIBIT
         No.                                              Description
---------------------  ----------------------------------------------------------------------------------

         3.1           Constitution of the Mohegan Tribe of Indians of Connecticut (the "Tribe")
                       ratified by Tribal vote on April 12, 1996 [**Exhibit 3.1]

         3.2           Ordinance No. 95-7/15-1 of the Tribe for Gaming on Tribal Lands, enacted on July
                       20, 1995 [**Exhibit 3.2]

         4.1           Indenture dated as of September 29, 1995 among the Mohegan Tribal Gaming
                       Authority of the Tribe (the "Authority"), the Tribe and First Fidelity Bank, as
                       trustee [**Exhibit 4.1]

         4.2           Purchase Agreement dated September 21, 1995 among Bear, Stearns & Co., Inc. and
                       Donaldson, Lufkin & Jenrette Securities Corporation (collectively, the "Initial
                       Purchasers"), the Authority and the Tribe [**Exhibit 4.2]

         4.3           Registration Rights Agreement dated as of September 29, 1995 among the Authority and the Initial Purchasers [**Exhibit 4.3]

        10.1           The Mohegan Tribe  State of Connecticut Gaming Mohegan Compact between the Tribe and the State of Connecticut (the "Compact") [**Exhibit 10.1]

        10.2           Agreement dated April 25, 1994 between the Tribe and the State of Connecticut resolving certain land claims (the "Resolution Agreement") [**Exhibit 10.2]

        10.3           Memorandum of Understanding dated April 25, 1994 between the Tribe and the State of Connecticut regarding  implementation of the Compact and the Resolution
                       Agreement [**Exhibit 10.3]

        10.4           Agreement between the Tribe and the Town of Montville, Connecticut [**Exhibit
                       10.4]

        10.5           Land Lease dated September 29, 1995 between the Tribe and the Authority;
                       Amendment of Land Lease dated September 29, 1995 [**Exhibit 10.5]

        10.6           Open-End Construction - Permanent Leasehold Mortgage Deed, Assignment of Leases
                       and Rents and Security Agreement dated as of September 29, 1995 between the Tribe and First Fidelity Bank, as trustee [**Exhibit 10.6]

       EXHIBIT
         No.                                              Description
---------------------  ----------------------------------------------------------------------------------
        10.7           Amended and Restated Gaming Facility Development and Construction Agreement dated
                       September 1, 1995 between the Tribe and Trading Cove Associates ("TCA")
                       [**Exhibit 10.7]

        10.8           Amended and Restated Gaming Facility Management Agreement dated August 30, 1995 between the Tribe and TCA [**Exhibit 10.8]

        10.9           Secured Completion Guarantee dated as of September 29, 1995 by Sun International
                       Hotels Limited ("Sun") in favor of First Fidelity Bank, as trustee [**Exhibit
                       10.9]

        10.10          Note Purchase Agreement dated as of September 29, 1995 between the Authority and
                       Sun [**Exhibit 10.10]

        10.11          Cash Collateral Accounts Pledge and Security Agreement dated as of September 29,
                       1995 among First Fidelity Bank, as trustee, TCA, Sun, the Authority and the Tribe
                       [**Exhibit 10.11]

        10.12          Disbursement and Escrow Agreement dated as of September 29, 1995 among First
                       Fidelity Bank, as escrow agent, Chicago Title Insurance Company, as disbursement agent, First Fidelity Bank, as trustee, TCA, Sun and the Authority [**Exhibit
                       10.12]

        10.13          Pledge Agreement dated September 29, 1995 between Sun International Investments
                       Limited and First Fidelity Bank [**Exhibit 10.13]



                       **Filed by the Authority to its Registration Statement on Form S-1, and
                       incorporated herein by reference, as

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                       F-1

Balance Sheets of Mohegan Tribal Gaming Authority as of
   September 30, 1997 and 1996                                                 F-2

Statement of Income of Mohegan Tribal Gaming Authority for the
   Period October 12, 1996 (date of commencement of operations), through
   September 30, 1997                                                          F-3

Statement of Cash Flows of Mohegan Tribal Gaming Authority for the
   Year ended September 30, 1997                                               F-4

Statement of Capital of the Mohegan Tribal Gaming Authority for the
   Year Ended September 30, 1997                                               F-5

Notes to Financial Statements of Mohegan Tribal Gaming Authority            F-6 - F-15

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 1997.

                         MOHEGAN TRIBAL GAMING AUTHORITY


                         By:  /s/ Roland J. Harris
                              --------------------
                              Roland J. Harris
                              Chairman, Management Board, Duly Authorized


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 29, 1997.

Signature                   Title
---------                   -----

/s/ Roland J. Harris        Chairman and Member, Management Board
--------------------
Roland J. Harris


/s/ Jayne G. Fawcett        Vice-Chair and Member, Management Board
--------------------
Jayne G. Fawcett


/s/ William J. Velardo      Executive Vice President and General Manager,
----------------------      Mohegan Sun (Principal Executive Officer)
William J. Velardo


/s/ Jeffrey E. Hartmann     Senior Vice President and Chief Financial Officer,
-----------------------     Mohegan Sun (Principal Financial and Accounting
Jeffrey E. Hartmann         Officer)


/s/ Carlisle M. Fowler      Treasurer and Member, Management Board
----------------------
Carlisle M. Fowler


/s/ Loretta F. Roberge      Corresponding Secretary and Member, Management
----------------------      Board
Loretta F. Roberge


/s/ Shirley M. Walsh        Recording Secretary and Member, Management Board
--------------------
Shirley M. Walsh

Signature                     Title
---------                     -----

/s/ Mark F. Brown             Member, Management Board
-----------------
Mark F. Brown


/s/ Courtland C. Fowler       Member, Management Board
-----------------------
Courtland C. Fowler


/s/ Maynard L. Strickland     Member, Management Board
-------------------------
Maynard L. Strickland


/s/ Glen R. LaVigne           Member, Management Board
-------------------
Glen R. LaVigne

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


  To the Mohegan Tribal Gaming Authority:


  We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 1997 and 1996, and the related statement of income for the period October 12, 1996 (date of commencement of operations), through September 30, 1997 and statements of cash flows and capital for the year ended September 30, 1997. These financial statements are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 1997 and 1996, and the results of its operations for the period October 12, 1996 (date of commencement of operations) through September 30, 1997 and cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP


  Hartford, Connecticut
  December 11, 1997

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                                 BALANCE SHEETS
                                 --------------
                                 (IN THOUSANDS)
                                 --------------

                                                              September 30,  September 30
                                                                  1997           1996
                                                              -------------  ------------
     ASSETS
     ------
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 40,387      $  7,437
   Restricted cash                                                   48,457         5,100
   Receivables, net                                                   1,140             -
   Inventories                                                        4,516           819
   Other current assets                                               1,263         8,035
                                                                   --------      --------
          Total current assets                                       95,763        21,391

NON-CURRENT ASSETS:
   Capitalized property and equipment, net                          287,192       274,904
   Other assets                                                       4,019        11,186
                                                                   --------      --------
          Total assets                                             $386,974      $307,481
                                                                   ========      ========

     LIABILITIES AND CAPITAL
     -----------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt and line of credit         $      -      $  4,999
   Current portion of capital lease obligations                       9,200             -
   Accounts payable and accrued expenses                             35,985        44,250
   Accrued interest payable                                          30,821        15,232
                                                                   --------      --------
          Total current liabilities                                  76,006        64,481

NON-CURRENT LIABILITIES:
   Long-term debt, net of current maturities                        265,000       243,000
   Capital leases, net of current portion                            24,037             -
                                                                   --------      --------
          Total liabilities                                         365,043       307,481
                                                                   --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

CAPITAL:
          Total capital                                              21,931             -
                                                                   --------      --------
          Total liabilities and capital                            $386,974      $307,481
                                                                   ========      ========


                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                              Statement of Income
                              -------------------
                                 (IN THOUSANDS)
                                 --------------

                                            FOR THE PERIOD
                                           OCTOBER 12, 1996
                                       (DATE OF COMMENCEMENT OF
                                         OPERATIONS), THROUGH
                                          September 30, 1997
                                       -------------------------

REVENUES:
   Gaming                                              $440,540
   Food and beverage                                     46,925
   Other                                                 21,489
                                                       --------
          Gross revenues                                508,954

   Less  Promotional allowances                         (43,276)
                                                       --------
          Net revenues                                  465,678
                                                       --------

COST AND EXPENSES:
   Gaming                                               209,086
   General and administration                            89,397
   Depreciation and amortization                         32,155
   Food and beverage                                     24,168
   Management fee                                        23,243
   Other                                                  5,251
   Loss from Bingo operations                             2,349
                                                       --------
          Total costs and expenses                      385,649
                                                       --------
          Income from operations                         80,029
                                                       --------

NONOPERATING INCOME AND (EXPENSES):
   Interest and other income                              1,795
   Interest expense                                     (45,137)
                                                       --------
                                                        (43,342)
                                                       --------
          Net income                                   $ 36,687
                                                       ========



                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                            Statement of Cash Flows
                            -----------------------
                                 (IN THOUSANDS)
                                 --------------

                                                                       FOR THE YEAR ENDED
                                                                       September 30, 1997
                                                                       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 36,687
   Adjustments to reconcile net income to net cash flow
       provided by operating activities:
          Depreciation and amortization                                            32,155
          Provision for losses on receivables                                         187
         Changes in operating assets and liabilities:
             Decrease in receivables and other current assets                         221
             Increase in accounts payable and accrued expenses                     47,970
                                                                                 --------
                     Net cash flow provided by operating activities               117,220
                                                                                 --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Purchase of property and equipment                                             (13,010)
   Decrease in construction payable                                               (40,646)
                                                                                 --------
                     Net cash flow used in investing activities                   (53,656)
                                                                                 --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Distributions to Tribe                                                         (14,756)
   Increase in short-term borrowings                                                7,056
   Proceeds from equipment financing                                               17,439
   Payment on equipment financing                                                  (7,840)
   Additional borrowing from Secured Completion Guarantee                          23,000
   Payments on line of credit                                                     (12,156)
                                                                                 --------
                     Net cash flow provided by financing activities                12,743
                                                                                 --------
                     Net increase in cash and cash equivalents                     76,307

Cash and Cash Equivalents at September 30, 1996                                    12,537
                                                                                 --------
Cash and Cash Equivalents at September 30, 1997                                  $ 88,844
                                                                                 ========
Supplemental Disclosures:
   Cash paid during the year for interest                                        $ 30,140
   Debt assumed from acquisition of property                                     $ 22,739

                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                              Statement of Capital
                              --------------------
                                 (IN THOUSANDS)
                                 --------------

                                                       FOR THE YEAR ENDED
Capital                                                SEPTEMBER 30, 1997
-------                                                ------------------
Balance, September 30, 1996                                    $      -

 Net income                                                      36,687

 Distributions to Tribe                                         (14,756)
                                                               --------
Balance, September 30, 1997                                    $ 21,931
                                                               ========



                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION
--------------------
The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct casino gaming operations on tribal land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact"), which has been approved by the Secretary of the Interior on December 14, 1994. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun").

The Authority has engaged Trading Cove Associates ("TCA") to manage the operation of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming, L.L.C.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
REVENUE RECOGNITION

The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail and special events are recognized at the time the service is performed.

PROMOTIONAL ALLOWANCES

The retail value of food and beverage and other services furnished by the casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances was included in casino expenses as follows (in thousands):

                              For the Period October 12, 1996
                                  (date of Commencement of
                                     Operations) through
                                         September 30,
                                             1997
                              -------------------------------
Food and Beverage.........                      $25,181
Retail....................                       10,971
Other.....................                          453
                                                -------
                                                $36,605
                                                =======

CASH AND CASH EQUIVALENTS

All highly liquid debt instruments with a maturity of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are carried at cost, which approximates market value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Authority to concentrations of credit risk consist principally of cash equivalents and gaming accounts receivable.

The Authority invests its cash primarily in short-term investments. Such investments are made with financial institutions having a high credit quality and, by policy, the Authority limits the amount of its credit exposure to any one financial institution. In accordance with industry practice, the Authority extends credit to a limited number of casino patrons, but only after following extensive background checks and investigations of creditworthiness.

INVENTORIES

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value, on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and include interest capitalized during the construction period. Depreciation is computed over their estimated useful lives using the straight-line method. Capitalized property costs consist of (i) deferred lease costs related to the payment made by the Authority on behalf of the Tribe for the acquisition of the Site, (ii) leasehold interest costs which represent costs incurred for the construction of the Mohegan Sun and
(iii) equipment.  Their estimated useful lives are as follows:

          Deferred lease costs         50 years
          Leasehold interest costs     40-50 years
          Equipment                    3-7 years

PRE-OPENING COSTS

Costs of hiring and training employees, marketing and other costs incurred in connection with the operations prior to the opening were deferred and amortized over the period ending September 30, 1997 from the date of the Authority's opening, and included in other assets on the Balance Sheet.

DEFERRED FINANCING COST

Costs associated with obtaining financing have been capitalized and are being amortized using the straight-line method over the terms of the related debt.

ADVERTISING

The Authority expenses the production costs of advertising the first time the advertising takes place, except for billboard advertising which is capitalized and amortized over its expected period of future benefits. The capitalized costs of the advertising are amortized over the terms of the contract following the month in which it appears.

At September 30, 1997, the Authority did not report any advertising costs as capitalized assets. For the period October 12, 1996 (date of commencement of operations) through September 30, 1997 ("the Period from Commencement"), advertising expense was $11.0 million.

LONG LIVED ASSETS

The Authority adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Authority does not believe that any asset impairment exists in the recoverability of its long lived assets as of September 30, 1997.

INCOME TAXES

The Tribe is an "Indian Tribal Government" within the meaning of sections 7701(a)(40) and 7871 of the Internal Revenue Code of 1986, as amended. As such, the Authority has tax-exempt status with respect to federal and state income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

WORKERS' COMPENSATION

Effective September 1, 1997, the Authority began to self insure for workers' compensation claims. The Authority has also purchased "stop-loss" insurance to insure against claims over a stated amount.

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For the period from commencement through September 30, 1996, the Authority was classified as a Development Stage Enterprise as defined by Statement of Financial Accounting Standards No. 7, since operations did not commence until October 12, 1996.

YEAR 2000 COMPLIANCE

Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Authority, like many companies, is expected to incur expenditures over the next few years to address this issue. The Authority has assessed and continues to assess the impact of the year 2000 issue on its operations and expects any costs associated with this issue to be minimal.

NOTE 3  RESTRICTED CASH
-----------------------

Components of restricted cash were as follows (in thousands)

                                 At September 30, 1997
                                 ---------------------

Replacement Reserve                            $ 1,500
Cash Maintenance                                 4,500
Interest and Excess Cash Flow                   42,457
                                               -------
                                               $48,457
                                               =======

REPLACEMENT RESERVE

Pursuant to terms of the Management Agreement, TCA is required to establish a replacement reserve fund ("Replacement Reserve Fund"), which may be used to pay any approved budgeted capital expenditures. Any portion of the Replacement Reserve Fund, which remains unused at the end of any fiscal year, will be carried forward to the following year. Both the Authority and TCA are required to make monthly contributions to the Replacement Reserve Fund at the rate of 60% from the Authority and 40% from TCA up to a combined total of $3 million per year from both parties.

CASH MAINTENANCE ACCOUNT

Pursuant to the terms of the indenture (the "Indenture") between the Authority and the holders of $175 million of the Authority's senior secured notes due 2002 (the "Senior Secured Notes"), the Authority is required to deposit monthly into the Cash Maintenance Account, as defined in the Indenture, on a monthly basis, 1/12 of the annual amount of $6.0 million for each calendar year no later than 25 days after the end of such calendar month; the Authority is required to make deposits to the Cash Maintenance Account until the balance in such account is $36 million. As the Indenture required the deposits to the Cash Maintenance Account to commence in January 1997, $4.5 million has been deposited as of September 30, 1997.

INTEREST AND EXCESS CASH FLOW ACCOUNT

The Indenture provides that the Authority shall deposit monthly into the Interest and Excess Cash Flow Account, as defined in the Indenture, the amount of fixed interest accrued during the prior month on the Senior Secured Notes, 50% of the Excess Cash Flow for the prior month on the Senior Secured Notes, 100% of all Deferred Subordinated Interest for the prior month and the amount of Cash Flow Participation Interest accrued for the prior month. (All terms used in the prior sentence and not defined herein are defined in the Indenture.) The Authority established the Interest and Excess Cash Flow Account with an Eligible Institution, as defined in the Indenture. Amounts deposited into the Interest and Excess Cash Flow Account are invested only in cash or cash equivalents.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Components of property and equipment were as follows (in thousands):

                                  At September 30, 1997   At September 30, 1996
                                  ----------------------  ---------------------

Deferred lease costs                   $ 28,581                $ 30,081
Leasehold interest costs                215,108                       -
Equipment                                51,533                  24,245
Construction in process                   5,445                 220,578
                                       --------                --------
                                        300,667                 274,904
Less: accumulated depreciation          (13,475)                      -
                                       --------                --------
                                       $287,192                $274,904
                                       ========                ========

NOTE 5 - OTHER ASSETS
---------------------

Components of other non-current assets were as follows (in thousands):

                            At September 30, 1997  At September 30, 1996
                            ---------------------  ---------------------

Deposits                            $2,675                $     -
Land leasehold cost                    991                      -
Other assets                           353                      -
Preopening cost                          -                 11,186
                                    ------                -------
                                    $4,019                $11,186
                                    ======                =======

Deposits include payments made to PDS Financial Corporation for non-refundable deposits that are being amortized over the term of the operating lease agreement (see Note 12 "Subsequent Events"). Land leasehold cost includes payments made to acquire adjacent land that was subsequently sold to the Tribe and leased back by the Authority. This cost is being amortized over the life of the lease. Other assets include the long-term portion of fees incurred in conjunction with the Authority's capital lease agreements. These fees are being amortized over the life of the respective capital leases.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Components of accounts payable and accrued expenses were as follows (in thousands):

                                                  At September 30, 1997  At September 30, 1996
                                                  ---------------------  ---------------------

Trade payables                                           $ 5,054                $     -
Construction payables                                      3,604                 33,077
Accrued payroll and related taxes and benefits             9,955                    507
Accrued gaming taxes                                       7,017                      -
Other accrued liabilities                                 10,355                 10,666
                                                         -------                -------
                                                         $35,985                $44,250
                                                         =======                =======


NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following (in thousands):

                                     At September 30, 1997   At September 30, 1996
                                     ----------------------  ----------------------
Senior Secured Notes                      $175,000                $175,000
Subordinated Notes                          90,000                  67,000
Lines of credit (working capital)                -                   4,749
Other                                            -                   1,250
                                          --------                --------
                                           265,000                 247,999
Less  Current Maturities                         -                  (4,999)
                                          --------                --------
                                          $265,000                $243,000
                                          ========                ========

SENIOR SECURED NOTES

On September 29, 1995, the Authority issued $175 million in Senior Secured Notes with fixed interest payable at a rate of 13.50% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5.0% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Secured Notes.
The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Secured Notes are redeemable at set prices as set forth in the Senior Secured Notes after November 15, 1999, at the inception of the Authority. Upon the occurrence of certain events (as specified in the Indenture) each holder of Senior Secured Notes can require the Authority to repurchase the notes at prices specified in the Indenture. Beginning with the fiscal year ending September 30, 1997, the Authority will be required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Indenture.

SUBORDINATED NOTES

The Authority has obtained $90.0 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes"). The Authority has issued $20.0 million of Subordinated Notes to each of Sun International and Waterford Gaming L.L.C., which notes bear interest at 15.0% per year. The Authority also has issued $50.0 million of Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1% which shall be set and revised at intervals of six months. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been retired, pursuant to the terms of the Indenture, and certain other conditions have been fulfilled. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Secured Notes have been paid in full, unless certain conditions are met. During October 1997, $2.5 million of Subordinated Notes issued to Sun International pursuant to the Secured Completion Guarantee was purchased by Waterford Gaming L.L.C.

LINES OF CREDIT

The Authority had obtained two lines of credit totaling $13.2 million. The line of credit for $12.5 million, obtained from Fleet National Bank, provided for interest based on various floating indexes. As of September 30, 1997, outstanding amounts on the Fleet National Bank line of credit have been paid and the line has expired. The second line of credit for $650,000 was obtained from Norwich Savings Society and bears interest at a rate of 7.75%. As of September 30, 1997, outstanding amounts on the Norwich Savings Society line of credit have also been paid. These amounts were used for working capital purposes.


NOTE 8 - LEASES
--------------

CAPITAL LEASES

The Authority received gaming equipment financing of $23.0 million from CIT Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996

The Authority received equipment financing of $9.0 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provides for funding of $5.0 million with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor agreement provides for funding of $4.0 million with an interest rate of 8.95%. Principal payments will be over 48 months and commenced November 1996.

The Authority received financing of $5.1 million from PDS Financial Corporation ("PDS"). The PDS agreement provides that borrowings bear interest of 12%. Principal payments will be over 48 months and commenced January 1997.

The Authority received financing of $500,000 from New Horizon Kids Quest IV, Inc. ("Kids Quest"). The terms consist of an interest rate of 2% over prime. As of September 30, 1997, the Authority has paid off the Kids Quest financing.

The Authority received equipment financing of $3.0 million from Fleet Capital Corporation ("Fleet"). The Fleet agreement provides that borrowings bear interest of 8.75%. Principal payments will be made over 48 months and commenced July 1997. As of September 30, 1997, the Fleet agreement has been assigned to Keycorp Leasing.

As of September 30, 1997, the future minimum lease payments of the Authority's Equipment Financing are as follows (in thousands):

       1998                                    $ 9,200
       1999                                     10,081
       2000                                     11,280
       2001                                      2,676
                                               -------
                                               $33,237
                                               =======

OPERATING LEASES

The Authority leases various equipment under operating leases. Rent expense under these leases for the Period from Commencement through September 30, 1997 was $11.1 million.

As of September 30, 1997, the future minimum lease payments of the Authority's operating leases are as follows (in thousands):

       1998                                    $3,948
       1999                                     3,600
       2000                                     2,680
       2001                                        84
       2002                                         -
    Thereafter                                      -
                                             --------
                                             $ 10,312
                                             ========


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the period from inception through September 30, 1997, the Authority incurred $7.7 million of expenses for such services, of which $6.9 million was paid as of September 30, 1997.

The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location.

The Tribe, through two other limited liability companies, has entered into various land lease agreements with the Authority for adjacent properties. The properties are used by the Authority for access, parking and related amenities for Morgan Sun.

The Authority engages Harris and Clark, Inc. for surveyance, civil engineering and professional design services. Roland Harris, Chairman of the Management Board, is the founder and president of Harris and Clark, Inc. For the fiscal year ended September 30, 1997, the Authority paid $79,000 in fees to Harris and Clark, Inc.

Under terms of the Management Agreement, the Authority may award service contracts or purchase services from qualified members of the Tribe if the costs of services are competitive in the local market.

As of September 30, 1997, 205 employees of the Authority are Mohegan tribal members.

The executive officers of Mohegan Sun have been granted stock options from Sun International. The options vest over a seven-year period concurrent with the term of the Management Agreement.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the plan. The Authority matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings. The Authority recorded matching contributions of approximately $795,000 to this plan for the period from commencement through September 30, 1997.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

THE MOHEGAN COMPACT

The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). For each twelve-month period commencing July 1, 1995, the minimum Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or
(ii) $80,000,000.

These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $80.7 million of gaming expense in its financial statements for the Slot Win Contribution for the Period from Commencement through September 30, 1997. At September 30, 1997, $7.0 million was owed to the State of Connecticut for Slot Win Contribution.

TOWN OF MONTVILLE AGREEMENT

On June 16, 1994, the Tribe and the Town of Montville ("Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact of the Town resulting from the removal of land to be taken into trust from the Town's tax rolls. The annual $500,000 payment, which is payable commencing one year after the commencement of slot machine gaming activities, was remitted to the Town of Montville on October 12, 1997. Additionally, the Tribe agreed to make a one-time payment of $3,000,000 towards infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations under this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. The Authority anticipates funding the $3,000,000 to the Town by September 30, 1998.

MANAGEMENT FEE

The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe has retained and engaged TCA, on an independent contractor basis, to develop, operate, manage and maintain Mohegan Sun. The Tribe has assigned its rights and obligations under the Management Agreement to the Authority. The term of the Management Agreement is seven years. TCA will manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income depending upon profitability thresholds. A Management Fee of $23.2 million was recorded under this agreement for the Period from Commencement through September 30, 1997. At September 30, 1997, $2.3 million was owed to TCA in connection with the Management Agreement.

LITIGATION

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.


NOTE 12 - SUBSEQUENT EVENTS
---------------------------

On October 31, 1997, the Authority paid $11.7 million to PDS Financial Corporation, which represented full and final payments in conjunction with the $10.4 million and $4.1 million equipment operating leases. The Authority also remitted $1.7 million to IBM Corp. on October 31, 1997, representing full and final payment of the computer equipment operating lease.

Although the Authority commenced operations on October 12, 1996, the final costs of developing, constructing, and equipping the casino had not been finalized. The Authority entered into a guaranteed maximum price contract with the general contractor, Morse Diesel International, for the construction of Mohegan Sun. Subsequent to year-end, the Authority reached settlement with Morse Diesel International for a final payment of $3.6 million making the final project cost $302.6 million. The final payment to Morse Diesel International has been fully accrued for as of September 30, 1997 and was subsequently paid on November 12, 1997.