Form 10-Q
period 1997-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1998-02-13
CIK 1005276

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   FOR THE TRANSACTION PERIOD ____________ TO _____________.

                      COMMISSION FILE NUMBER:  033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  N/A                                06-1436334
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 MOHEGAN SUN BOULEVARD, UNCASVILLE, CT                  06382
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (860) 204-7171
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                         PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements
  Review Report of Independent Public Accountants........................     1
  Condensed Balance Sheets of Mohegan Tribal Gaming Authority as of
   December 31, 1997 (unaudited) and September 30, 1997..................     2
  Condensed Statements of Income of Mohegan Tribal Gaming Authority for
   the Quarter Ended December 31, 1997, (unaudited) and for the Period
   October 12, 1996 (date of commencement of operations), through
   December 31, 1996 (unaudited).........................................     3
  Condensed Statements of Cash Flow of Mohegan Tribal Gaming Authority
   for the Quarter Ended December 31, 1997 (unaudited) and for the
   Quarter Ended December 31, 1996 (unaudited)...........................     4
  Condensed Statements of Capital of Mohegan Tribal Gaming Authority for
   the Quarter Ended December 31, 1997 (unaudited) and for the Period
   October 12, 1996 (date of commencement of operations) through December
   31, 1996 (unaudited)..................................................     5
  Notes to Condensed Financial Statements of Mohegan Tribal Gaming
   Authority.............................................................   6-9
ITEM 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 10-12

                           PART II--OTHER INFORMATION

ITEM 1--Legal Proceedings................................................    13
ITEM 2--Changes in Securities............................................    13
ITEM 3--Defaults upon Senior Securities..................................    13
ITEM 4--Submission of Matters to a Vote of Security Holders..............    13
ITEM 5--Other Information................................................    13
ITEM 6--Exhibits and Reports on Form 8-K.................................    13
Signatures--Mohegan Tribal Gaming Authority..............................    14

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

  We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority (Authority) as of December 31, 1997, and the related condensed statements of income, capital and cash flows for the three months ended December 31, 1997 and the condensed statements of income, capital and cash flows for the period October 12, 1996 (date of commencement of operations) through December 31, 1996. These financial statements are the responsibility of the Authority's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997 (not presented herein), and the related statement of income for the period October 12, 1996 (date of commencement of operations) through September 30, 1997 (not presented herein) and statements of cash flows and capital for the year ended September 30, 1997 (not presented herein), and, in our report dated December 11, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Arthur Andersen, LLP

Hartford, Connecticut
January 30, 1998

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1997
                                                     ------------ -------------
                                                     (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................   $ 20,060     $ 40,387
  Restricted cash...................................     49,275       48,457
  Receivables, net..................................      2,140        1,140
  Inventories.......................................      4,536        4,516
  Other current assets..............................      1,833        1,263
                                                       --------     --------
    Total current assets............................     77,844       95,763

NON-CURRENT ASSETS:
  Property and equipment, net.......................    300,313      287,192
  Pre-opening, Financing & Organization Other
   assets...........................................      1,551        4,019
                                                       --------     --------
    Total assets....................................   $379,708     $386,974
                                                       --------     --------
              LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Line of Credit....................................   $    650     $      0
  Current portion of capital lease obligations......      9,439        9,200
  Accounts payable and accrued expenses.............     29,870       35,985
  Accrued interest payable..........................     25,899       30,821
                                                       --------     --------
    Total current liabilities.......................     65,858       76,006

NON-CURRENT LIABILITIES:
  Long -term debt...................................    265,000      265,000
  Capital leases, net of current portion............     21,586       24,037
                                                       --------     --------
    Total liabilities...............................    352,444      365,043
                                                       --------     --------
       COMMITMENTS AND CONTINGENCIES (NOTE 4)
CAPITAL:
  Total capital.....................................     27,264       21,931
                                                       --------     --------
  Total liabilities and capital.....................   $379,708     $386,974
                                                       ========     ========

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                         FOR THE PERIOD OCTOBER 12 1996
                                                FOR THE QUARTER ENDED (DATE OF COMMENCEMENT OF OPERATIONS)
                                                  DECEMBER 31, 1997        THROUGH DECEMBER 31, 1996
                                                --------------------- ------------------------------------
                                                     (UNAUDITED)                  (UNAUDITED)
REVENUES:
  Gaming...................................           $119,798                      $90,896
  Food and beverage........................             12,596                        9,620
  Retail and Other.........................             10,025                        3,464
                                                      --------                      -------
  Gross revenues...........................            142,419                      103,980
  Less--Promotional allowances.............            (15,866)                      (6,968)
                                                      --------                      -------
  Net revenues.............................            126,553                       97,012
                                                      --------                      -------
COST AND EXPENSES:
  Gaming...................................             56,308                       43,644
  Food and beverage........................              4,940                        6,561
  Retail and Other.........................              6,390                        4,144
  Loss from bingo operations...............                113                        1,322
  General and administration...............             23,740                       19,851
  Management fee...........................              7,404                        2,358
  Depreciation and amortization............              4,800                        7,664
                                                      --------                      -------
    Total costs and expenses...............            103,695                       85,544
                                                      --------                      -------
  Income from operations...................             22,858                       11,468
                                                      --------                      -------
NONOPERATING INCOME AND (EXPENSES):
  Interest and other income................                648                          235
  Interest expense.........................            (11,778)                      (9,736)
                                                      --------                      -------
                                                       (11,130)                      (9,501)
                                                      ========                      =======
  Net income...............................           $ 11,728                      $ 1,967
                                                      ========                      =======

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                       CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                            FOR THE QUARTER ENDED FOR THE QUARTER ENDED
                                                                              DECEMBER 31, 1997     DECEMBER 31, 1996
                                                                            --------------------- ---------------------
                                                                                 (UNAUDITED)           (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income........................................................               $11,728               $ 1,967
  Adjustments to reconcile net
   income to net cash flow provided
   by operating activities:
     Depreciation and amortization..................................                 4,800                 7,664
     Provision for losses on receivables............................                   332                    19
  Changes in operating assets and liabilities:
     Increase (decrease) in receivables and other assets............                   534                (3,983)
     (Increase) decrease in accounts payable and accrued expenses...                (7,433)               20,533
                                                                                   -------               -------
     Net cash flow provided by operating activities.................                 9,961                26,200
                                                                                   -------               -------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment................................               (17,909)               (9,340)
  Decrease in construction payable..................................                (3,604)              (19,258)
                                                                                   -------               -------
     Net cash flow used in investing activities.....................               (21,513)              (28,598)
                                                                                   -------               -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Distributions to Tribe............................................                (6,395)                 (999)
  Increase in short-term borrowings.................................                   650                 8,094
  Proceeds from equipment financing.................................                     0                 9,761
  Payment on equipment financing....................................                (2,212)                 (867)
  Additional borrowing from Secured Completion Guarantee............                     0                15,000
                                                                                   -------               -------
     Net cash flow (used in) provided by financing activities.......                (7,957)               30,989
                                                                                   -------
     Net (decrease) increase in cash and cash equivalents...........               (19,509)               28,591
   Cash and Cash Equivalents at beginning of period.................                88,844                12,537
                                                                                   -------               -------
   Cash and Cash Equivalents at end of period.......................               $69,335               $41,128
                                                                                   =======               =======
SUPPLEMENTAL DISCLOSURES:
   Cash Paid during the year for interest...........................                16,700               $12,567
   Debt assumed from acquisition of property........................               $     0               $22,739



                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                        CONDENSED STATEMENTS OF CAPITAL
                                 (IN THOUSANDS)

                                                 FOR THE PERIOD OCTOBER 12, 1996
                         FOR THE QUARTER ENDED (DATE OF COMMENCEMENT OF OPERATIONS)
        CAPITAL            DECEMBER 31, 1997        THROUGH DECEMBER 31, 1996
        -------          --------------------- ------------------------------------
                              (UNAUDITED)                  (UNAUDITED)
Beginning Balance.......       $ 21,931                       $  --
Net income..............         11,728                        1,967
Distributions to Tribe..         (6,395)                        (999)
                               --------                       ------
Ending Balance..........       $ 27,264                       $  968
                               ========                       ======



                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

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

  The Authority has engaged Trading Cove Associates ("TCA") to manage the operations of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C.

  The condensed financial statements have been prepared in accordance with the accounting policies described in the Authority's 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Condensed Financial Statements which appear in that report. The condensed Balance Sheet at September 30, 1997, contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

  Certain amounts in the condensed financial statements have been reclassified. The reclassification has no effect on net income.

  In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the first quarter of fiscal 1998 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

  The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2. LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                      AT DECEMBER 31, 1997 AT SEPTEMBER 30, 1997
                                      -------------------- ---------------------
Senior Secured Notes.................       $175,000             $175,000
Subordinated Notes...................         90,000               90,000
                                            --------             --------
                                            $265,000             $265,000
                                            ========             ========

                        MOHEGAN TRIBAL GAMING AUTHORITY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (UNAUDITED)
2. LONG-TERM DEBT--(CONTINUED)

 Senior Secured Notes

  On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes") with fixed interest payable at a rate of 13.5% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in the outstanding principal amount of Senior Secured Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Notes are redeemable after November 15, 1999 at set prices as set forth in the Senior Secured Notes, at the option of the Authority. Upon the occurrence of certain events (as specified in the Indenture) each holder of Senior Secured Notes can require the Authority to repurchase the notes at prices specified in the Indenture. Beginning with the fiscal year ending September 30, 1997, the Authority will be required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Indenture. See Note 4 for the Excess Cash Purchase Offer made by the Authority for the fiscal year ended September 30, 1997.

 Subordinated Notes

  The Authority has obtained $90 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes"). The Authority issued $20 million of Subordinated Notes to each of Sun International and Waterford Gaming L.L.C., which notes bear interest at 15% per year. The Authority also has issued $50 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1%, which shall be set and revised at intervals of six months. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been retired, pursuant to the terms of the Indenture, and certain other conditions have been fulfilled. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met. During October 1997, $2.5 million of Subordinated Notes issued to Sun International pursuant to the Secured Completion Guarantee was purchased by Waterford Gaming L.L.C.

 Lines Of Credit

  The Authority has obtained an unsecured line of credit totaling $2.5 million. The line of credit obtained from Fleet National Bank, provides for interest based on various floating indexes. As of December 31, 1997, $650,000 was outstanding under the line of credit at an interest rate of 8.5%. The amount was used for working capital purposes.

3. LEASES

 Capital Leases

  The Authority received gaming equipment financing of $23 million from CIT Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime,

                        MOHEGAN TRIBAL GAMING AUTHORITY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (UNAUDITED)

3. LEASES--(CONTINUED)

commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996.

  The Authority received equipment financing of $9 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provides for funding of $5 million with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor agreement provides for funding of $4 million with an interest rate of 8.95%. Principal payments will be over 48 months and commenced November 1996.

  The Authority received financing of $5.1 million from PDS Financial Corporation ("PDS"). The PDS agreement provides that borrowings bear interest of 12%. Principal payments will be over 48 months and commenced January 1997.

  The Authority received equipment financing of $3 million from Fleet Capital Corporation ("Fleet"). The Fleet agreement provides that borrowing bear interest of 8.75%. Principal payments will be made over 48 months and commenced July 1997. The Fleet agreement has been assigned to Keycorp Leasing.

 Operating Leases

  The Authority leases various equipment under operating leases. Rent expense under these leases for the three months ending December 31, 1997 was $2.2 million.

4. COMMITMENTS AND CONTINGENCIES

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

  These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $22 million of gaming expense in its financial statements for the Slot Win Contribution for the three months ending December 31, 1997. At December 31, 1997, $6.8 million was owed to the State of Connecticut for the Slot Win Contribution.

 Litigation

  The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

 Excess Cash Purchase Offer

  Pursuant to the Indenture dated September 29, 1995 among the Authority, First Union Bank of Connecticut and the Mohegan Tribe of Indians, the Authority is required to make an Excess Cash Purchase offer to all

                        MOHEGAN TRIBAL GAMING AUTHORITY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Holders of the Senior Notes within 120 days of the Authority's September 30, 1997 fiscal year end. Such offer shall be equal to 50% of the Excess Cash Flow plus 100% of the Deferred Subordinated Interest ($29.1 million for the period ended September 30,1997).

  The offer date of the Senior Note purchase will be January 28, 1998. In accordance with the Indenture, the Authority will offer to purchase the Senior Notes at 113.5 percent of the principal amount of the Notes plus accrued and unpaid interest due as of the purchase date.

  Pursuant to the Indenture, the purchase date shall occur no later than March 4, 1998.

5. RELATED PARTY TRANSACTIONS

  The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarter ending December 31, 1997, the Authority incurred $1.9 million of expense for such services of which $1.3 million was paid.

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

  As of December 31, 1997, 200 employees of the Authority are Mohegan tribal members.

6. SUBSEQUENT EVENTS

  On February 7, 1998, the Tribe finalized contract negotiations with TCA and is prepared to move forward with an estimated $450 million expansion project at Mohegan Sun.

  Under the terms of a new agreement, TCA will continue to manage the existing property under the existing management contract until December 31, 1999. On January 1, 2000 the existing management contract with TCA will terminate and MTGA will assume day to day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to render to TCA 5% of gross revenues, generated from the Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending October, 2014. The effective date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Senior Notes are refinanced or repaid.

  The Tribe has also negotiated a second agreement with TCA which will make TCA the exclusive developer of the planned expansion of the property. Under this "Development Agreement", TCA will oversee the planning, design, and construction of the expansion of the property. TCA will be paid a development fee of about $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

  The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Certain Forward Looking Statements

  Certain information included in this Form 10-Q and other materials filed or to be filed by the Authority with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Authority) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

 Future Development

  On February 7, 1998, the Tribe finalized contract negotiations with TCA and is prepared to move forward with an estimated $450 million expansion project at Mohegan Sun.

  Under the terms of a new agreement, TCA will continue to manage the existing property under the existing management contract until December 31, 1999. On January 1, 2000 the existing management contract with TCA will terminate and MTGA will assume day to day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to render to TCA 5% of gross revenues, generated from the Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending October, 2014. The effective date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Senior Notes are refinanced or repaid.

  The Tribe has also negotiated a second agreement with TCA which will make TCA the exclusive developer of the planned expansion of the property. Under this "Development Agreement", TCA will oversee the planning, design, and construction of the expansion of the property. TCA will be paid a development fee of about $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

  The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems.

  Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current results of operations of Mohegan Sun make such financing a viable likelihood.

                             RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

  For the quarter ending December 31, 1997, cash provided by operating activities (as shown in the Statement of Cash Flows) was $10.0 million, and the Authority has approximately $20.1 million in unrestricted cash and cash equivalents.

  The Authority expects its capital expenditures will range between $12--$16 million for the fiscal year 1998. These expenditures will include a retail expansion, additional building themeing and further enhancement of the gaming product offered at Mohegan Sun. In addition to new capital expenditures of $1.7 million, the Authority purchased assets previously obtained under operating leases during the first quarter of fiscal 1998.

  The Authority has reached a settlement with Morse Diesel International ("Morse Diesel") for final payment for the development and construction of Mohegan Sun. The final payment to Morse Diesel of $3.6 million during the first quarter of fiscal 1998 has relieved the Authority of any further construction obligation related to the initial development of Mohegan Sun.

  On November 15, 1997, the Authority made an interest payment of $15.9 million to the holders of the Senior Secured Notes which consisted of $11.8 million of Senior Note interest and $4.1 million of Cash Flow Participation Interest. Interest paid in connection with equipment financing and working capital was $835,000.

  The Authority, subsequent to meeting its operating expenses and required deposits to reserve funds pursuant to the Indenture, has distributed $6.2 million of the $6.4 million distributable to the Tribe for the first quarter of fiscal 1998.

  Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next twelve (12) months. On February 7, 1998, the Mohegan Tribe finalized contract negotiations with TCA and is prepared to move forward with an estimated $450 million expansion project at Mohegan Sun. See "Future Development".

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1997 AND THE PERIOD FROM OCTOBER 12, 1996 (DATE OF COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1996

  Consolidated net revenues for the first quarter ended December 31, 1997, were $126.6 million compared with $97 million reported in the same period of the prior year. The quarter ended December 31, 1996 reflected eleven fewer days of operation as Mohegan Sun opened on October 12, 1996.

  Gaming Revenues of $119.8 million for the first quarter of 1998, increased by $28.9 million or 32% when compared with $90.9 for the same period in the prior year. The increase in gaming revenue is primarily attributable to the 20% growth of the Connecticut slot market, the continued development of the Mohegan Sun customer base and a stronger table game win for the quarter.

  Slot revenues were $85.3 million for the quarter ended December 31, 1997 and reflected a gross slot win per unit per day of $321. The slot win increase of $20.6 million or 32% over the same period in the prior year reflected the Authority's increase of the Connecticut slot win market share from 95% in first quarter 1997 to 108% achieved in first quarter 1998. Slot win percentage was 8.1% and 7.0% for the quarter and period ending December 31, 1997 and 1996, respectively.

  Food and Beverage revenues were $12.6 million for the quarter, an increase of $3 million over the same period in the prior year. The 31% increase in food and beverage revenue was primarily due to a 17% increase in food covers and a 14% increase in average cover price.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1997 AND THE PERIOD FROM OCTOBER 12, 1996 (DATE OF COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1996--(CONTINUED)

  Other revenues, consisting of retail, entertainment and other revenues, were $10 million for the quarter ending December 31, 1997, or $6.6 million (189%) greater than the same period in the prior year.

  Total costs and expenses were $103.7 million in the first quarter, representing an increase of $18.2 million or 21% over the same period in the prior year which contained 84 days of operation versus 92 days of operation in the first quarter of 1998. Gaming costs and expenses were $56.3 million for the period, an increase of $12.7 million or 29% over the same period in the prior year. Under the Mohegan Compact, the Authority is required to remit to the State of Connecticut 25% of the gross slot revenues from slot machines. The increased contribution over the same period in the prior year to the State of Connecticut was $5.3 million for the quarter.

  General and Administrative costs increased by $3.9 million or 20% due to the additional eleven days of operation in the quarter. Food and beverage costs decreased by $1.7 million or 25% due to decreased cost of goods and improved labor operating efficiencies. Other operating expenses increased by $2.2 million or 54% primarily due to increased retail volume. The loss from bingo operation was $113,000, a reduction of $1.2 million over the same period in the prior year. The reduction in the bingo operation loss for the quarter was due to increased game revenues and the implementation of several cost containment programs.

  Depreciation and Amortization decreased by $2.9 million or 37% for the quarter due to the full amortization of pre-opening costs during fiscal 1997.

  Management fees earned by Trading Cove Associates increased by $5 million for the same period in the prior year.

  Income from operations was $22.9 million for the quarter ended December 31, 1997 versus $11.5 million for the period ended December 31, 1996.

  Interest and Other Income was $648,000 for the quarter, an increase of $413,000 over the same period in the prior year.

  Interest Expense of $11.8 million in the first quarter of fiscal 1998 was $2 million or 21% greater than the same period in the prior year. The increase in the first quarter of fiscal 1998 was primarily due to increases in the outstanding Subordinated Notes and Equipment Leases at the end of the quarter versus the prior period.

                           PART II--OTHER INFORMATION

ITEM I--LEGAL PROCEEDINGS

  The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of Management, based on the advise of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

ITEM 2--CHANGES IN SECURITIES

None

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5--OTHER INFORMATION

None

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits: 27 Financial Data Schedule for Mohegan Tribal Gaming
     Authority

  b. Current reports on Form 8-K: None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 12, 1998                   By: /s/ Roland Harris
      ----------------------                -----------------------------------
                                            Roland J. Harris
                                            Chairman, Management Board,
                                            Duly Authorized

Date: February 12, 1998                   By: /s/ William J. Velardo
      ----------------------                -----------------------------------
                                            William J. Velardo
                                            Executive Vice President and
                                            General Manager

Date: February 12, 1998                   By: /s/ Jeffrey E. Hartmann
      ----------------------                -----------------------------------
                                            Jeffrey E. Hartman, Senior Vice
                                            President of Finance and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)