Form 10-Q
period 1998-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1998-05-13
CIK 1005276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           March 31, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transaction period___________________ to _________________________.


Commission file number:           033-80655
                                  ----------

                        MOHEGAN TRIBAL GAMING AUTHORITY
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                N/A                                        06-1436334
                ---                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Mohegan Sun Boulevard, Uncasville, CT                            06382
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)


                                (860) 204-8000
                                --------------
             (Registrant's telephone number, including area code)


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.  Yes    X       No _____
                                               --------


                   Total number of pages in this report:  17

                        MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-Q


PART I --  FINANCIAL INFORMATION                                                          Page
                                                                                         Number
                                                                                         ------
ITEM 1 --  Financial Statements

Review Report of Independent Public Accountants                                              1

Condensed Balance Sheets of Mohegan Tribal Gaming Authority as of                            2
March 31, 1998 (unaudited) and September 30, 1997.

Condensed Statements of Income of Mohegan Tribal Gaming Authority for the                    3
 Three and Six Months Ended March 31, 1998, (unaudited) and for the Three
 Months Ended March 31, 1997 (unaudited), and for the Period October 12,
 1996 (date of commencement of operations) through March 31, 1997
 (unaudited).

Condensed Statements of Capital of Mohegan Tribal Gaming Authority for                       4
 the Quarter Ended March 31, 1998 (unaudited) and for the Period October
 12, 1996 (date of commencement of operations) through March 31, 1997
 (unaudited).

Condensed Statements of Cash Flows of Mohegan Tribal Gaming Authority for                    5
 the Six Months Ended March 31, 1998 (unaudited) and for the Period
 October 12, 1996 (date of commencement of operations), through March 31,
 1997 (unaudited).

Notes to Condensed Financial Statements of Mohegan Tribal Gaming                          6-11
 Authority.

ITEM 2 --  Management's Discussion and Analysis of Financial Condition                   12-15
 and Results of Operations.

PART II  --  OTHER INFORMATION

ITEM 1 --  Legal Proceedings                                                                16
ITEM 2 --  Changes in Securities                                                            16
ITEM 3 --  Defaults upon Senior Securities                                                  16
ITEM 4 --  Submission of Matters to a Vote of Security Holders                              16
ITEM 5 --  Other Information                                                                16
ITEM 6 --  Exhibits and Reports on Form 8-K                                                 16

Signatures  -  Mohegan Tribal Gaming Authority                                              17

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                -----------------------------------------------


To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority (Authority) as of March 31, 1998, and the related condensed statements of income for the three and six months ended March 31, 1998, and for the three months ended March 31, 1997, and for the period October 12, 1996 (date of commencement of operations) through March 31, 1997 and the condensed statements of cash flows and capital for the six months ended March 31, 1998 and for the period October 12, 1996 (date of commencement of operations) through March 31, 1997. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997, and the related statement of income for the period October 12, 1996 (date of commencement of operations) through September 30, 1997 (not presented herein) and statements of cash flows and capital for the year ended September 30, 1997 (not presented herein), and, in our report dated December 11, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Arthur Anderson, LLP

Hartford, Connecticut
May 1, 1998

                        MOHEGAN TRIBAL GAMING AUTHORITY
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         MARCH 31,         SEPTEMBER 30,
                                                            1998               1997
                                                      --------------      ---------------
                                                         (UNAUDITED)
                ASSETS
               --------
CURRENT ASSETS:
   Cash and cash equivalents                              $28,537             $40,387
   Restricted cash                                         67,631              48,457
   Receivables, net                                         2,360               1,140
   Inventories                                              4,556               4,516
   Other current assets                                     1,847               1,263
                                                      --------------      ---------------

       Total current assets                               104,931              95,763

NON-CURRENT ASSETS:
   Property and equipment, net                            298,030             287,192

   Other assets                                             1,545               4,019
                                                      --------------      ---------------

       Total assets                                      $404,506            $386,974
                                                      ==============      ===============

       LIABILITIES AND CAPITAL
      -------------------------

CURRENT LIABILITIES:

   Current portion of capital lease obligations             8,448               9,200
   Accounts payable and accrued expenses                   43,058              35,985
   Accrued interest payable                                37,569              30,821
                                                      --------------      ---------------

       Total current liabilities                           89,075              76,006

NON-CURRENT LIABILITIES:
    Long term debt                                        265,000             265,000
    Capital leases, net of current portion                 16,520              24,037
                                                      --------------      ---------------

       Total liabilities                                  370,595             365,043

COMMITMENTS AND CONTINGENCIES (NOTE 4)

CAPITAL:

       Total capital                                       33,911              21,931
                                                      --------------      ---------------

       Total liabilities and capital                     $404,506            $386,974
                                                      ==============      ===============

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------
                                (IN THOUSANDS)
                                 ------------

                                                                                                    FOR THE PERIOD OCTOBER 12, 1996
                                         FOR THE THREE         FOR THE THREE         FOR THE SIX         (DATE OF COMMENCEMENT
                                         MONTHS ENDED          MONTHS ENDED          MONTHS ENDED           OF OPERATIONS)
                                        MARCH 31, 1998        MARCH 31, 1997        MARCH 31, 1998      THROUGH MARCH 31, 1997
                                        --------------        --------------        --------------      ----------------------
                                         (UNAUDITED)           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
REVENUES:
   Gaming                                   $133,275              $107,016             $253,073                 $197,912
   Food and beverage                          13,474                11,657               26,070                   21,277
   Retail and Other                            7,229                 5,083               17,254                    8,547
   Bingo operations                            3,720                 3,381                6,603                    5,870
                                        --------------        --------------        --------------      ---------------------

       Gross revenues                        157,698               127,137              303,000                  233,606

  Less - Promotional allowances              (17,334)              (13,539)             (35,494)                 (23,125)
                                        --------------        --------------        --------------      ---------------------

NET REVENUES                                 140,364               113,598              267,506                  210,481
                                        --------------        --------------        --------------      ---------------------

COST AND EXPENSES:
   Gaming                                     59,431                50,671              115,739                   94,315
   Food and beverage                           5,790                 6,185               10,730                   12,746
   Retail and Other                            4,429                 5,401               10,818                    9,545
   Bingo operations                              813                 1,072                1,517                    2,265
   General and administration                 21,297                18,271               45,036                   38,122
   Management fee                             12,593                 4,846               19,997                    7,204
   Depreciation and amortization               4,122                 7,648                8,922                   15,312
                                        --------------        --------------        --------------      ---------------------


TOTAL COSTS AND EXPENSES                     108,475                94,094              212,759                  179,509
                                        --------------        --------------        --------------      ---------------------

INCOME FROM OPERATIONS                        31,889                19,504               54,747                   30,972
                                        --------------        --------------        --------------      ---------------------

   Interest and other income                     592                   505                1,240                      740
   Interest expense                          (12,414)              (11,650)             (24,192)                 (21,386)
                                        --------------        --------------        --------------      ---------------------
                                             (11,822)              (11,145)             (22,952)                 (20,646)
                                        --------------        --------------        --------------      ---------------------

INCOME BEFORE EXTRAORDINARY EXPENSE           20,067                 8,359               31,795                   10,326

   Loss on Extinguishment of Debt               (332)                    0                 (332)                       0

                                        --------------        --------------        --------------      ---------------------
NET INCOME                                   $19,735                $8,359              $31,463                  $10,326
                                        ==============        ==============        ==============      =====================


                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                        CONDENSED STATEMENTS OF CAPITAL
                       -------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                  FOR THE PERIOD OCTOBER 12, 1996
                                 FOR THE SIX MONTHS ENDED       (DATE OF COMMENCEMENT OF OPERATIONS)
CAPITAL                               MARCH 31, 1998                    THROUGH MARCH 31, 1997
-------                               --------------                    ----------------------
                                       (UNAUDITED)                         (UNAUDITED)
Beginning Balance                      $  21,931                              $      -

Net income                                31,463                                10,326

Distributions to Tribe                   (19,483)                               (4,360)
                                 ------------------------       ------------------------------------

Ending Balance                         $  33,911                              $  5,966
                                 ========================       ====================================

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                (IN THOUSANDS)
                                 ------------

                                                                                                    FOR THE PERIOD OCTOBER 12, 1996
                                                                                                        (DATE OF COMMENCEMENT
                                                                       FOR THE SIX MONTHS ENDED             OF OPERATIONS)
                                                                            MARCH 31, 1998              THROUGH MARCH 31, 1997
                                                                            --------------              ----------------------
                                                                              (UNAUDITED)                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $31,463                          $10,326
Adjustments to reconcile net income to
    net cash flow provided by operating activities:
      Depreciation and amortization                                               8,922                           15,312
      Loss on extinguishment of debt                                                332                                0
      Loss on asset disposal                                                         22                                0
      Provision for losses on receivables                                           380                               99
Changes in operating assets and liabilities:
     (Increase) decrease in receivables and other assets                            350                          (12,030)
      Increase (decrease) in accounts payable and accrued expenses               17,425                           44,176
                                                                      ---------------------------   ------------------------------

    Net cash flows provided by operating activities                              58,894                           57,883
                                                                      ---------------------------   ------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                              (19,882)                          (7,154)
Decrease in construction payable                                                 (3,604)                         (35,888)
                                                                      ---------------------------   ------------------------------

    Net cash flows used in investing activities                                 (23,486)                         (43,042)
                                                                      ---------------------------   ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Tribe                                                          (19,483)                          (4,360)
Increase in short-term borrowings                                                   650                            7,056
Proceeds from equipment financing                                                     0                           14,936
Payment on equipment financing                                                   (9,251)                          (8,813)
Additional borrowing under Secured Completion Guarantee                               0                           23,000
                                                                      ---------------------------   ------------------------------

    Net cash flows (used in) provided by financing activities                   (28,084)                          31,819
                                                                      ---------------------------   ------------------------------

    Net increase in cash and cash equivalents                                     7,324                           46,660

Cash and Cash Equivalents at beginning of period                                 88,844                           12,537
                                                                      ---------------------------   ------------------------------

Cash and Cash Equivalents at end of period                                      $96,168                          $59,197
                                                                      ===========================   ==============================

Supplemental Disclosures:

   Cash paid during the period for interest                                     $17,446                          $13,753
   Debt assumed from acquisition of property                                         $0                          $22,739

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 MARCH 31, 1998
                                 --------------
                                  (UNAUDITED)
                                  -----------


1. Basis of Presentation:
-------------------------

The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct casino gaming operations on tribal land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact"), which was approved by the Secretary of the Interior on December 14, 1994. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun").

The Authority has engaged Trading Cove Associates ("TCA") to manage the operations of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Ltd., an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming LLC.

The condensed financial statements have been prepared in accordance with the accounting policies described in the Authority's 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The condensed Balance Sheet at September 30, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

Certain amounts in the condensed financial statements have been reclassified. The reclassification has no effect on net income.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the second quarter and the six months ended fiscal 1998 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2.  Long-Term Debt:
-------------------

Long-term debt consists of the following ( in thousands):

                                      March 31, 1998        September 30, 1997
                                      --------------        ------------------
Senior Secured Notes                     $175,000                 $175,000
Subordinated Notes                         90,000                   90,000
                                         --------                 --------
                                         $265,000                 $265,000
                                         ========                 ========

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------

2.  Long-Term Debt continued:
-----------------------------

SENIOR SECURED NOTES

On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes" or the "Senior Secured Notes") with fixed interest payable at a rate of 13.5% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in the outstanding principal amount of Senior Secured Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Notes are redeemable after November 15, 1999 at set prices as set forth in the Senior Secured Notes, at the option of the Authority. Upon the occurrence of certain events as specified in the Indenture executed in connection with the issuance of the Senior Notes (the "Indenture"), each holder of Senior Notes can require the Authority to repurchase the Senior Notes at prices specified in the Indenture. Beginning with the fiscal year ending September 30, 1997, the Authority was required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Indenture. See Note 4 for the Excess Cash Purchase Offer made by the Authority for the fiscal year ended September 30, 1997.

SUBORDINATED NOTES

The Authority has obtained $90 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes ("Subordinated Notes"). The Authority issued $20 million of Subordinated Notes to each of Sun International and Waterford Gaming LLC, which notes bear interest at 15% per year. The Authority also has issued $50 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chemical Bank of New York as its prime rate plus 1%, which shall be set and revised at intervals of six months. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been retired, pursuant to the terms of the Indenture, and certain other conditions have been fulfilled. Accrued and deferred interest on the Subordinated Notes is $19 million as of March 31, 1998. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met. During October 1997, $2.5 million of Subordinated Notes issued to Sun International pursuant to the Secured Completion Guarantee were purchased by Waterford Gaming LLC. In the event that the holders of the Senior Notes reject all or any portion of the Excess Cash Purchase Offer, as defined in the Indenture, the Authority is required to offer to purchase, at par, certain amounts of the Subordinated Notes then outstanding. See Note 4 for such offer made by the Authority.

LINES OF CREDIT

The Authority has obtained an unsecured line of credit totaling $2.5 million. The line of credit obtained from Fleet National Bank, expires on March 31, 2000 and provides for interest based on various floating indexes. As of March 31, 1998, outstanding amounts on this line of credit have been paid. This line of credit was used for working capital purposes.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------

3. Leases
---------

CAPITAL LEASES

The Authority received gaming equipment financing of $23 million from CIT Group/Equipment Financing, Inc. ("CIT Group"). The terms of this agreement provide that borrowings bear interest of 2% over prime, commencing from the date of delivery of the equipment. Principal payments will be over 48 months and commenced December 1996.

The Authority received equipment financing of $9 million from the CIT Group and Phoenixcor, Inc. ("Phoenixcor"). The CIT Group agreement provided $5 million of funding with an interest rate of 9.17%. Principal payments will be over 48 months and commenced December 1996. The Phoenixcor agreement provided $4 million of funding with an interest rate of 8.95%. Principal payments will be over 48 months and commenced November 1996.

The Authority received financing of $5.1 million from PDS Financial Corporation ("PDS"). The PDS agreement provided that borrowings bear interest of 12%. Principal payments were to be over 48 months and commenced January 1997. On February 27, 1998 the Authority paid $4 million to PDS which represented full and final payment of this capital lease. The Authority incurred a $332,000 loss from this debt extinguishment which has been classified as an extraordinary item.

The Authority received equipment financing of $3 million from Fleet Capital Corporation ("Fleet"). The Fleet agreement provides that borrowings bear interest of 8.75%. Principal payments will be made over 48 months and commenced July 1997. The Fleet agreement has been assigned to Keycorp Leasing.

Additionally, the Authority has obtained a $10 million equipment lease commitment from CIT Group/Equipment Financing, Inc. ("CIT Group"). As of March 31, 1998, there is no amount outstanding on this equipment lease commitment.

OPERATING LEASES

The Authority leases various equipment under operating leases. Rent expense under these leases for the three and six months ending March 31, 1998 were $1.7 and $4.6 million respectively.

4.  Commitments and Contingencies:
----------------------------------

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

These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $24.3 and $42.4 million of gaming expense in its financial statements for the Slot Win Contribution for the three and six months ending March 31, 1998 respectively. At March 31, 1998, $8.4 million was owed to the State of Connecticut for the Slot Win Contribution.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------

4.  Commitments and Contingencies continued:
--------------------------------------------

LITIGATION

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

EXCESS CASH PURCHASE OFFER

Pursuant to the Indenture, the Authority is required to make an Excess Cash Purchase Offer to all holders of the Senior Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The Excess Cash Purchase Offer equals 50% of the Excess Cash Flow plus 100% of the Deferred Subordinated Interest; the Excess Cash Flow Purchase Offer was $29.1 million for the period ended September 30, 1997.

The Excess Cash Purchase Offer was made on January 28, 1998. In accordance with the Indenture, the Authority offered to purchase the Senior Notes at 113.5% of the principal amount of the Senior Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired by its terms on February 25, 1998, and none of the holders of the Senior Notes accepted such offer.

On March 12, 1998, pursuant to the Note Purchase Agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. The offer period concluded on April 2, 1998, and the holders of the Subordinated Notes also rejected such offer. On April 3, 1998, in accordance with Section 4.07(g) of the Indenture, the Authority distributed the amount of the Excess Cash Purchase Offer ($29.1 million) to the Tribe.

5.  Related Party Transactions:
-------------------------------

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the three and six months ended March 31, 1998, the Authority incurred expenses of $1.8 million and $3.6 million, respectively for such services.

The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location.

The Tribe, through two other limited liability companies, has entered into various land lease agreements with the Authority for adjacent properties. The properties are used by the Authority for access, parking and related amenities for Mohegan Sun.

Under the terms of the Management Agreement, the Authority may award service contracts or purchase services from qualified members of the Tribe if the costs of services are competitive in the local market.

As of March 31, 1998, 191 employees of the Authority consist of Mohegan tribal members and spouses.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------

6.  Relinquishment and Development Agreements
---------------------------------------------

On February 7, 1998, the Tribe finalized contract negotiations with TCA and is prepared to move forward with an estimated $550 million (excluding capitalized interest) expansion project at Mohegan Sun.

Under the terms of a new agreement with TCA (the "Relinquishment Agreement"), TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. To compensate TCA for terminating its rights, the Authority has agreed to pay to TCA 5% of gross revenues (as defined in the agreement), generated from Mohegan Sun and from the planned expansion, beginning January 2000 and ending October 2014. The effective date of the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Senior Notes are refinanced or repaid.

The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion at Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun. The effective date of the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) the closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

The Relinquishment Agreement and Development Agreement are subject to regulatory approval. The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Authority also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems.

7.  Subsequent Events:
----------------------

The Excess Cash Purchase Offer as more fully described in Note 4, had been offered to the Holders of the Senior Notes and then subsequently was offered to the Holders of the Subordinated Notes. As of April 2, 1998, both the Holders of the Senior Notes and the Subordinated Notes had rejected the Excess Cash Purchase Offer. On April 3, 1998, in accordance with Section 4.07 (g) of the Indenture, the Authority distributed the Excess Cash Purchase Offer of $29.1 million to the Tribe.

On April 8, 1998, the Chairman of the Authority announced that the Authority plans to construct a Fueling Facility and a simulcasting Race Book Facility.

The Fueling Facility of approximately 4,000 square feet will consist of sixteen gasoline pumps, one diesel fuel pump, and a convenience store that will offer fresh baked goods and retail items. The Fueling Facility is expected to cost approximately $4 million.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------

7.  Subsequent Events continued:
--------------------------------

The simulcasting Race Book Facility of approximately 9,000 square feet, will feature the New York Racing Association circuit as well as greyhound racing and jai alai from throughout the United States. The simulcasting Race Book will feature 230 seats with individual television monitors and computerized self-service capabilities. The simulcasting Race Book Facility is expected to cost approximately $5 - $6 million.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 1998 AND THE QUARTER ENDED MARCH 31, 1997:

Consolidated net revenues for the second quarter ended March 31, 1998 were $140.4 million compared with $113.6 million reported in the same period of the prior year. The increase in net revenues is primarily due to growth in gaming and food and beverage revenues in the 1998 period.

Gaming Revenues of $133.3 million for the second quarter of 1998 showed an increase of $26.3 million or 25% over $107 million for the same period in the prior year. The increase in gaming revenue is primarily attributable to the 25% growth of the Connecticut slot market and the continued growth of the Mohegan Sun customer base.

Slot revenues were $94.1 million for the quarter ended March 31, 1998 and reflected a slot win per unit per day of $351. The slot win increase of $20.9 million or 29% over the same period in the prior year reflected Mohegan Sun's increase of the Connecticut slot win market share from 99% of the fair share in second quarter 1997 to a fair share of 106% achieved in second quarter 1998.
The mild winter weather experienced in the Northeastern United States partially contributed to the 11% growth in Connecticut slot revenue for the quarter. Slot win percentage was 8.1% and 7.6% for the quarter ending March 31, 1998 and 1997, respectively.

Food and Beverage revenues were $13.5 million for the quarter, an increase of $1.8 million over the same period in the prior year. Of the total increase, food revenues accounted for 83% or $1.5 million of the increase for the quarter.

Other revenues, consisting primarily of retail and entertainment, were $7.2 million for the quarter ending March 31, 1998, an increase of $2.1 million or 42% over the same period in the prior year.

Total costs and expenses were $108.5 million in the second quarter, representing an increase of $14.4 million or 15% over the same period in the prior year. Gaming costs and expenses were $59.4 million for the period, an increase of $8.8 million or 17% over the same period in the prior year.

Under the Mohegan Compact, the Authority is required to remit to the State of Connecticut the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000 for each twelve-month period commencing July 1, 1995. As a result of an increase in slot revenue, the expense for the contribution to the State of Connecticut was $5.8 million more for the quarter ended March 31, 1998 than for the same period in the prior year.

General and Administrative costs increased by $3.0 million or 17% over the same period in the prior year which is partially attributable to an increase in administrative costs associated with insurance premiums and workers' compensation assessments. Food and beverage costs decreased by $395,000 or 6% due to improved labor operating efficiencies. Retail and other operating expenses decreased by $972,000 or 18% compared to the same period in the prior year as a result of an increase in cost percentages applied to gaming expenses associated with promotional allowances.

Income from the Bingo operation was $109,000 during the second quarter, a turnaround from a loss of $491,000 over the same period in the prior year. This improvement over last year's results is attributable to increased promotion and awareness of the Bingo operation.

For the second quarter 1998, depreciation and amortization decreased by $3.5 million or 46% over the prior year. The decrease in fiscal year 1998 is due to the full amortization of pre-opening costs during fiscal year 1997. Management fees earned by Trading Cove Associates increased by $7.7 million over the same period in the prior year due to the increased profit for the 1998 period.

Income from operations was $31.9 million for the quarter ended March 31, 1998, compared to $19.5 million for the quarter ended March 31, 1997.

Interest and Other Income was $592,000 for the quarter, an increase of $87,000 or 17% from the same period in the prior year. Loss on Extinguishment of Debt of $332,000 was due to a loss incurred on a retirement of a capital lease in February 1998.

Interest Expense of $12.4 million in the second quarter of fiscal 1998 was $764,000 or 7% higher than the same period in the prior year. The increase in the second quarter of fiscal 1998 was primarily due to an increase in Cash Flow Participation Interest paid to the holders of the Senior Notes pursuant to the Bond Indenture. The Cash Flow Participation Interest represents a payment of 5% of the Authority's cash flow up to a limit, during any two consecutive periods, ending September 30, of $250 million of the Authority's cash flow.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND THE SIX MONTHS ENDED MARCH 31, 1997:

Consolidated net revenues for the six months ended March 31, 1998 were $267.5 million compared with $210.5 million reported in the same period of the prior year. This 27% increase in net revenue is primarily attributable to an increase in gaming revenues.

Gaming Revenues of $253.1 million for the six months ended March 31, 1998 showed an increase of $55.2 million or 28% over the same period in the prior year. The increase in gaming revenue is due to the growth in slot revenues and in table revenues over the prior year.

Slot revenues of $179.4 million for the six months ended March 31, 1998 reflected a slot win per unit per day of $329. The slot win growth of $41.5 million or 30% over the same period in the prior year was evidence of Mohegan Sun's growth in slot win market share in the state to 106% by the end of the second fiscal quarter 1998. Slot win percentage was 7.9% and 7.2% for the six months ended March 31, 1998 and 1997, respectively.

For the six months ended March 31, 1998, Food and Beverage revenues were $26.1 million, a growth of $4.8 million or 23% over the same period in the prior year. Food revenues accounted for 78% or $3.7 million of the revenue growth.

Total costs and expenses were $212.8 million for the six months ended March 31, 1998, an increase of $33.3 million or 19% over the same period in the prior year. Gaming costs and expenses were $115.7 million for the period, an increase of $21.4 million or 23% over the same period in the prior year.

Under the Mohegan Compact, the Authority is required to remit to the State of Connecticut the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000 for each twelve-month period commencing July 1, 1995. The expense for the state slot contribution was $46.3 million for the six months ended March 31, 1998, an increase of $11.1 million over the same period in the prior year which is directly attributable to higher gross slot revenues over the same period in the prior year.

General and Administrative costs were $45.0 million for the six months ended March 31, 1998, an increase of $6.9 million or 18% over the same period in the prior year which is partially attributable to an increase in administrative costs associated with insurance premiums and workers' compensation assessments. Food and beverage costs decreased by $2.0 million or 16% over the same period in the prior year due to improved labor operating efficiencies. Retail and other operating expenses increased by $1.3 million or 13% compared to the same period in the prior year as a result of an increase in cost percentages applied to gaming expenses associated with promotional allowances.

Results from the Bingo operations were much improved in the first half of fiscal 1998 compared to the same period last year. For the six months ended March 31, 1998, Bingo is at a $4,000 loss for the year, compared to a $1.8 million loss for the same period in the prior year. This improvement over last year's results is attributable to increased promotion and awareness of the Bingo operation.

For the first six months of fiscal year 1998, depreciation and amortization decreased by $6.4 million or 42% over the prior year, due to the full amortization of pre-opening costs during fiscal 1997. Management fees earned by Trading Cove Associates increased by $12.8 million over the same period in the prior year due to the increased profit for the 1998 period.

Operating income for the first six months of fiscal 1998 was $54.7 million, compared to $31.0 million for the same period last year.

Interest and Other Income was $1.2 million for the six months ended March 31, 1998, an increase of $500,000 or 67.6% from the same period in the prior year. Loss on Extinguishment of Debt of $332,000 was due to a loss incurred on retirement of a capital lease in February 1998.

Interest Expense of $24.2 million for the first half of fiscal 1998 was $2.8 million or 13% higher than the same period in the prior year. The increase in fiscal 1998 was mainly attributable to an increase in Cash Flow Participation Interest paid to the holders of the Senior Notes pursuant to the Bond Indenture. The Cash Flow Participation Interest represents a payment of 5% of gross operating profit to the holders of the Senior Notes.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

As of March 31, 1998 and September 30, 1997, the Authority held cash and cash equivalents of $28.5 million and $40.4 million, respectively. Net Cash Flows provided by operating activities for the first six months of 1998 was $58.9 million versus $57.9 million for 1997.

The Authority expects its capital expenditures for new assets will range from $21 - $25 million for the fiscal year 1998. For the six months ended March 31, 1998, capital expenditures amounted to $19.9 million which included $15.3 million for the purchase of assets previously held under operating leases.

Some of these capital expenditures related to the recently completed retail expansion, which included an additional retail outlet and an enhancement to the Native American theme. As described in "Future Development", work has begun on a simulcasting Race Book which is being added to the gaming facility, as well as on the construction of an on-reservation Fueling Facility. The Race Book Facility is expected to cost approximately $5 - $6 million, and the Fueling Facility is expected to cost $4 million. Sources of funding for both projects will include equipment financing of approximately $10 million from CIT Group/Equipment Financing, Inc. ("CIT Group"). The first draw of $3.4 million was received on April 24, 1998 and bears interest at 7.90%.

The Authority, subsequent to meeting its operating expenses and required deposits to reserve funds pursuant to the Indenture, has distributed $9.9 million to the Tribe for the second quarter of fiscal 1998. Also during the second quarter, interest paid in connection with equipment financing and working capital amounted to $746,000.

Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next twelve (12) months. On February 7, 1998, the Authority finalized contract negotiations with TCA and is prepared to move forward with an estimated $450 - $550 million (excluding capitalized interest) expansion project at Mohegan Sun. (See "Future Development").

The Excess Cash Purchase Offer, as more fully described in Note 4, had been offered to the Holders of the Senior Notes and then subsequently was offered to the Holders of the Subordinated Notes. As of April 2, 1998, both the Holders of the Senior Notes and the Subordinated Notes had rejected the Excess Cash Purchase Offer. On April 3, 1998, pursuant to Section 4.07 (g) of the Indenture, the Authority distributed the Excess Cash Purchase Offer of $29.1 million to the Tribe, which had been previously deposited in restricted cash.

FUTURE DEVELOPMENT

On February 7, 1998, the Authority finalized contract negotiations with TCA and is prepared to move forward with an estimated $450-$550 million (excluding capitalized interest) expansion project at Mohegan Sun.

Under the terms of a new agreement with TCA (the "Relinquishment Agreement"), TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. To compensate TCA for terminating its rights, the Authority has agreed to pay to TCA 5% of gross revenues (as defined in the agreement), generated from Mohegan Sun and from the planned expansion, beginning January 2000 and ending October 2014. The effective date of the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Senior Notes are refinanced or repaid.

The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion at Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) the closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

The Relinquishment Agreement and Development Agreement are subject to regulatory approval. The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems.

Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current results of operations of Mohegan Sun make such financing a viable likelihood.

On April 8, 1998, the Chairman of the Authority announced that the Authority plans to construct a Fueling Facility and a simulcasting Race Book Facility contiguous to the gaming facility.

The Fueling Facility of approximately 4,000 square feet will consist of sixteen gasoline pumps, one diesel fuel pump, and a convenience store that will offer fresh baked goods and retail items. The Fueling Facility is expected to cost approximately $4 million.

The simulcasting Race Book Facility of approximately 9,000 square feet, will feature the New York Racing Association circuit as well as greyhound racing and jai alai from throughout the United States. The simulcasting Race Book will feature 230 seats with individual television monitors and computerized self-service capabilities. The simulcasting Race Book Facility is expected to cost approximately $5 - $6 million.

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

                         PART II -  OTHER INFORMATION:

ITEM I -- LEGAL PROCEEDINGS

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of Management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

ITEM 2 -- CHANGES IN SECURITIES

None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the Indenture, the Authority is required to make an Excess Cash Purchase Offer to all holders of the Senior Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The Excess Cash Purchase Offer equals 50% of the Excess Cash Flow plus 100% of the Deferred Subordinated Interest; the Excess Cash Flow Purchase Offer was $29.1 million for the period ended September 30, 1997.

The Excess Cash Purchase Offer was made on January 28, 1998. In accordance with the Indenture, the Authority offered to purchase the Senior Notes at 113.5% of the principal amount of the Senior Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired by its terms on February 25, 1998, and none of the holders of the Senior Notes accepted such offer.

On March 12, 1998, pursuant to the Note Purchase Agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. The offer period concluded on April 2, 1998, and the holders of the Subordinated Notes also rejected such offer. On April 3, 1998, in accordance with Section 4.07(g) of the Indenture, the Authority distributed the amount of the Excess Cash Purchase Offer ($29.1 million) to the Tribe.

ITEM 5 -- OTHER INFORMATION

None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:  27  Financial Data Schedule for Mohegan Tribal Gaming
          Authority

     b.   Current reports on Form 8-K:  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MOHEGAN TRIBAL GAMING AUTHORITY
                              -------------------------------



Date: May 12, 1998            By: /s/ Roland Harris
     ------------------          ----------------------------------------
                              Roland J. Harris
                              Chairman, Management Board,
                              Duly Authorized


Date: May 12, 1998            By: /s/ William J. Velardo
     ------------------          ----------------------------------------
                              William J. Velardo
                              Executive Vice President and
                              General Manager



Date: May 12, 1998            By: /s/ Jeffrey E. Hartmann
     ------------------          ----------------------------------------
                              Jeffrey E. Hartmann, Senior Vice President
                              of Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)