Form 10-Q
period 1998-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1998-08-13
CIK 1005276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period___________________ to _________________________.

Commission file number:            033-80655
                                   ---------

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
            (Exact name of Registrant as specified in its charter)

          N/A                                               06-1436334
          ---                                               ----------
(State or other jurisdiction of incorporation      (IRS Employer Identification
or organization)                                             No.)

Mohegan Sun Boulevard, Uncasville, CT                            06382
-------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)


                                (860) 204-8000
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No _____
                                               ----


                   Total number of pages in this report: 17

                        MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION                                                               Page
                                                                                               Number
                                                                                               ------
ITEM 1 --  Financial Statements

Review Report of Independent Public Accountants                                                    1

Condensed Balance Sheets of Mohegan Tribal Gaming Authority as of
June 30, 1998 (unaudited) and September 30, 1997.                                                  2

Condensed Statements of Income of Mohegan Tribal Gaming Authority for the Three                    3
and Nine Months Ended June 30, 1998, (unaudited) and for the Three Months Ended
June 30, 1997 (unaudited), and for the Period October 12, 1996 (date of commencement of operations) through June 30, 1997 (unaudited).

Condensed Statements of Capital of Mohegan Tribal Gaming Authority for the Nine                    4
Months Ended June 30, 1998 (unaudited) and for the Period October 12, 1996 (date of commencement of operations) through June 30, 1997 (unaudited).

Condensed Statements of Cash Flows of Mohegan Tribal Gaming Authority for the                      5
Nine Months Ended June 30, 1998 (unaudited) and for the Period October 12, 1996
(date of commencement of operations), through June 30, 1997 (unaudited).

Notes to Condensed Financial Statements of Mohegan Tribal Gaming Authority.                     6-10

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and                      11-15
Results of Operations.

PART II  --  OTHER INFORMATION

ITEM 1 --  Legal Proceedings                                                                      16
ITEM 2 --  Changes in Securities                                                                  16
ITEM 3 --  Defaults upon Senior Securities                                                        16
ITEM 4 --  Submission of Matters to a Vote of Security Holders                                    16
ITEM 5 --  Other Information                                                                      16
ITEM 6 --  Exhibits and Reports on Form 8-K                                                       16

Signatures  -  Mohegan Tribal Gaming Authority                                                    17

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------------
To the

         Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority (Authority) as of June 30, 1998, and the related condensed statements of income for the three and nine months ended June 30, 1998, and for the three months ended June 30, 1997, and for the period October 12, 1996 (date of commencement of operations) through June 30, 1997, and the condensed statements of cash flows and capital for the nine months ended June 30, 1998, and for the period October 12, 1996 (date of commencement of operations) through June 30, 1997. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997, and the related statement of income for the period October 12, 1996 (date of commencement of operations) through September 30, 1997 (not presented herein) and statements of cash flows and capital for the year ended September 30, 1997 (not presented herein) and in our report dated December 11, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet of Mohegan Tribal Gaming Authority as of September 30, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Arthur Andersen, LLP


Hartford, Connecticut
July 31, 1998

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                           CONDENSED BALANCE SHEETS
                          ------------------------
                                (IN THOUSANDS)
                                --------------



                                                                        JUNE 30,                  SEPTEMBER 30,
                                                                          1998                        1997
                                                                   -------------------         ------------------
                                                                      (UNAUDITED)
  ASSETS
---------
 CURRENT ASSETS:
    Cash and cash equivalents                                             $ 34,359                   $ 40,387
    Restricted cash                                                         46,235                     48,457
    Receivables, net                                                         2,253                      1,140
    Inventories                                                              4,583                      4,516
    Other current assets                                                     1,677                      1,263
                                                                   -------------------         ------------------

        Total current assets                                                89,107                     95,763

 NON-CURRENT ASSETS:
    Property and equipment, net                                            297,232                    287,192
    Other assets                                                             1,331                      4,019
                                                                   -------------------         ------------------

        Total assets                                                      $387,670                   $386,974
                                                                   ===================         ==================

  LIABILITIES AND CAPITAL
--------------------------

 CURRENT LIABILITIES:
    Current portion of capital lease obligations                          $  9,443                   $  9,200
    Accounts payable and accrued expenses                                   43,683                     35,985
    Accrued interest payable                                                33,675                     30,821
                                                                   -------------------         ------------------

        Total current liabilities                                           86,801                     76,006

 NON-CURRENT LIABILITIES:
     Long term debt                                                        265,000                    265,000
     Capital leases, net of current portion                                 16,854                     24,037
                                                                   -------------------         ------------------

        Total liabilities                                                  368,655                    365,043
                                                                   -------------------         ------------------

 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 CAPITAL:
        Total capital                                                       19,015                     21,931
                                                                   -------------------         ------------------

        Total liabilities and capital                                     $387,670                   $386,974
                                                                   ===================         ==================

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                                                    FOR THE PERIOD OCTOBER 12, 1996
                                               FOR THE THREE     FOR THE THREE     FOR THE NINE          (DATE OF COMMENCEMENT
                                               MONTHS ENDED      MONTHS ENDED      MONTHS ENDED             OF OPERATIONS)
                                               JUNE 30, 1998     JUNE 30, 1997     JUNE 30, 1998         THROUGH JUNE 30, 1997
                                               -------------     -------------     -------------    -------------------------------
                                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)               (UNAUDITED)
REVENUES:
   Gaming                                         $139,758          $116,960          $392,831                 $314,872
   Food and beverage                                14,098            12,272            40,168                   33,549
   Retail and other                                  8,334             6,224            25,588                   14,771
   Bingo operations                                  1,610             1,096             3,868                    1,866
                                                  --------          --------          --------                 --------

       Gross revenues                              163,800           136,552           462,455                  365,058

  Less - Promotional allowances                     16,204            12,446            47,353                   29,881
                                                  --------          --------          --------                 --------

NET REVENUES                                       147,596           124,106           415,102                  335,177
                                                  --------          --------          --------                 --------

COST AND EXPENSES:
   Gaming                                           62,397            55,108           178,136                  149,423
   Food and beverage                                 4,854             5,460            15,583                   18,207
   Retail and other                                  3,451             5,733            14,269                   15,277
   Bingo operations                                  1,205             1,222             2,722                    4,077
   General and administration                       21,043            20,613            66,081                   58,735
   Management fee                                   14,007             6,608            34,004                   13,812
   Depreciation and amortization                     4,676             7,683            13,598                   22,995
                                                  --------          --------          --------                 --------

TOTAL COSTS AND EXPENSES                           111,633           102,427           324,393                  282,526
                                                  --------          --------          --------                 --------

INCOME FROM OPERATIONS                              35,963            21,679            90,709                   52,651
                                                  --------          --------          --------                 --------

   Interest and other income                           512               464             1,758                    1,204
   Interest expense                                (12,770)          (11,800)          (36,962)                 (33,186)
                                                  --------          --------          --------                 --------
                                                   (12,258)          (11,336)          (35,204)                 (31,982)
                                                  --------          --------          --------                 --------

INCOME BEFORE EXTRAORDINARY EXPENSE                 23,705            10,343            55,505                   20,669

   Loss on extinguishment of debt                        -                 -              (332)                       -
                                                  --------          --------          --------                 --------

NET INCOME                                        $ 23,705          $ 10,343          $ 55,173                 $ 20,669
                                                  ========          ========          ========                 ========

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                        CONDENSED STATEMENTS OF CAPITAL
                        ------------------------------
                                (IN THOUSANDS)
                                 ------------

                                                          FOR THE PERIOD OCTOBER 12, 1996
                         FOR THE NINE MONTHS ENDED     (DATE OF COMMENCEMENT OF OPERATIONS)
CAPITAL                       JUNE 30, 1998                 THROUGH JUNE 30, 1997
-------                  -------------------------     ------------------------------------
                              (UNAUDITED)                         (UNAUDITED)
Beginning balance              $ 21,931                               $        -
Net income                       55,173                                   20,669
Distributions to Tribe          (58,089)                                 (10,874)
                         -------------------------     ------------------------------------
Ending balance                 $ 19,015                               $    9,795
                         =========================     ====================================

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                                               FOR THE PERIOD OCTOBER 12, 1996
                                                                                                    (DATE OF COMMENCEMENT
                                                                 FOR THE NINE MONTHS ENDED              OF OPERATIONS)
                                                                      JUNE 30, 1998                 THROUGH JUNE 30, 1997
                                                                      -------------                 ---------------------
                                                                       (UNAUDITED)                       (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                   $    55,173                        $    20,669
Adjustments to reconcile net income to
    net cash flow provided by operating activities:
      Depreciation and amortization                                               13,598                             22,995
      Loss on extinguishment of debt                                                 332                                  -
      Loss on asset disposal                                                         122                                  -
      Provision for losses on receivables                                            567                                180
Changes in operating assets and liabilities:
      Decrease (Increase) in receivables and other assets                            527                             (5,900)
      Increase in accounts payable and accrued expenses                           14,156                             38,848
                                                                 ------------------------      -----------------------------

    Net cash flows provided by operating activities                               84,475                             76,792
                                                                 ------------------------      -----------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                               (23,760)                            (7,812)
Decrease in construction payable                                                  (3,604)                           (37,178)
                                                                 ------------------------      -----------------------------

    Net cash flows used in investing activities                                  (27,364)                           (44,990)
                                                                 ------------------------      -----------------------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Distributions to Tribe                                                           (58,089)                           (10,874)
Increase in short-term borrowings                                                    650                              7,056
Proceeds from equipment financing                                                  3,488                             17,652
Payment on equipment financing and short-term borrowings                         (11,410)                           (16,988)
Additional borrowing under Secured Completion Guarantee                                -                             23,000
                                                                 ------------------------      -----------------------------

    Net cash flows (used in) provided by financing activities                    (65,361)                            19,846
                                                                 ------------------------      -----------------------------

    Net (decrease) increase in cash and cash equivalents                          (8,250)                            51,648

Cash and cash equivalents at beginning of period                                  88,844                             12,537
                                                                 ------------------------      -----------------------------

Cash and cash equivalents at end of period                                   $    80,594                        $    64,185
                                                                 =========================     =============================

Supplemental disclosures:

   Cash paid during the period for interest                                  $    34,108                        $    26,535
   Debt assumed from acquisition of property                                           -                        $    22,739

                The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


1.  BASIS OF PRESENTATION:

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

The Authority has engaged Trading Cove Associates ("TCA") to manage the operations of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming LLC. See Note 6 for revision to this Agreement.

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

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the condensed financial statements for the third quarter and the nine months ended June 30, 1998 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

The Authority's operation of a casino in Connecticut is subject to significant regulatory controls which affect virtually all of its operations.

2.  LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                        June 30, 1998       September 30, 1997
                                        -------------       ------------------
Senior Secured Notes                       $175,000              $175,000
Subordinated Notes                           90,000                90,000
                                           --------              --------
                                           $265,000              $265,000
                                           ========              ========

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


2.  LONG-TERM DEBT CONTINUED:

Senior Secured Notes

On September 29, 1995, the Authority issued $175 million in Senior Secured Notes due 2002 (the "Senior Notes" or the "Senior Secured Notes") with fixed interest payable at a rate of 13.5% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in the outstanding principal amount of Senior Secured Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio is less than 2 to 1. The Senior Notes are redeemable after November 15, 1999 at set prices as set forth in the Senior Secured Notes, at the option of the Authority. Upon the occurrence of certain events as specified in the Indenture executed in connection with the issuance of the Senior Notes (the "Indenture"), each holder of Senior Notes can require the Authority to repurchase the Senior Notes at prices specified in the Indenture. Beginning with the fiscal year ended September 30, 1997, the Authority was required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Indenture. See Note 4 for the Excess Cash Purchase Offer made by the Authority for the fiscal year ended September 30, 1997.

Subordinated Notes

The Authority has obtained $90 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of notes ("Subordinated Notes"). The Authority issued $20 million of Subordinated Notes to each of Sun International and Waterford Gaming LLC, which notes bear interest at 15% per year. The Authority also has issued $50 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee, relating to the initial development of Mohegan Sun, bears interest at the rate per annum then most recently announced by the Chase Manhattan Bank (f/r/a Chemical Bank of New York) as its prime rate plus 1%, which shall be set and revised at intervals of six months. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been retired, pursuant to the terms of the Indenture, and certain other conditions have been fulfilled. Accrued and deferred interest on the Subordinated Notes is $28 million as of June 30, 1998. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Notes have been paid in full, unless certain conditions are met. In the event that the holders of the Senior Notes reject all or any portion of the Excess Cash Purchase Offer, as defined in the Indenture, the Authority is required to offer to purchase, at par, certain amounts of the Subordinated Notes then outstanding. See Note 4 for such offer made by the Authority.

Lines of Credit

The Authority has obtained an unsecured line of credit totaling $2.5 million. The line of credit obtained from Fleet National Bank, expires on March 31, 2000 and provides for interest based on various floating indexes. As of June 30, 1998, outstanding amounts on this line of credit have been paid. This line of credit was used for working capital purposes.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


3.  LEASES:

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

The Authority received financing of $5.1 million from PDS Financial Corporation ("PDS"). The PDS agreement provided that borrowings bear interest of 12%. Principal payments were to be paid over 48 months and commenced January 1997.
On February 27, 1998, the Authority paid $4 million to PDS which represented full and final payment of this capital lease. The Authority incurred a $332,000 loss from this debt extinguishment which has been classified as an extraordinary item.

The Authority received equipment financing of $3 million from Fleet Capital Corporation ("Fleet"). The Fleet agreement provides that borrowings bear interest of 8.75%. Principal payments will be made over 48 months and commenced July 1997. The Fleet agreement has been assigned to Keycorp Leasing.

Additionally, the Authority has obtained a $10 million equipment lease commitment from CIT Group. As of June 30, 1998, the Authority has borrowed $3.5 million at an interest rate of 7.9%. Principal payments will be made over 48 months and commenced May 1998.

Operating Leases

The Authority leases various equipment under operating leases. Rent expense under these leases for the three and nine months ending June 30, 1998 were $1.8 million and $5.8 million, respectively. In fiscal year 1997, rent expense totaled $2.8 million and $6.9 million for the three and nine months ending June 30, 1997, respectively.

4.  COMMITMENTS AND CONTINGENCIES:

The Mohegan Compact

The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The minimum Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000.

These payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games to be operated in the State of Connecticut (other than on certain Indian lands). The Authority has reflected $26.6 million and $72.9 million of gaming expense in its financial statements for the Slot Win Contribution for the three and nine months ending June 30, 1998, respectively. At June 30, 1998, $8.9 million was owed to the State of Connecticut for the Slot Win Contribution.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


4.  COMMITMENTS AND CONTINGENCIES CONTINUED:


Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

Excess Cash Purchase Offer

Pursuant to the Indenture, the Authority is required to make an Excess Cash Purchase Offer to all holders of the Senior Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The Excess Cash Purchase Offer equals 50% of the Excess Cash Flow plus 100% of the Deferred Subordinated Interest.

An Excess Cash Purchase Offer of $29.1 million was made on January 28, 1998 for the period ended September 30, 1997. In accordance with the Indenture, the Authority offered to purchase the Senior Notes at 113.5% of the principal amount of the Senior Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired by its terms on February 25, 1998, and none of the holders of the Senior Notes accepted the offer.

On March 12, 1998, pursuant to the Note Purchase Agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. The offer period concluded on April 2, 1998, and the holders of the Subordinated Notes also rejected the offer. On April 3, 1998, in accordance with Section 4.07(g) of the Indenture, the Authority distributed the Excess Cash Purchase Offer of $29.1 million to the Tribe.

5.  RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the three and nine months ended June 30, 1998, the Authority incurred expenses of $1.9 million and $5.5 million, respectively for such services.

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

As of June 30, 1998, 197 employees of the Authority consist of Mohegan tribal members and spouses.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


6.  RELINQUISHMENT AND DEVELOPMENT AGREEMENTS:

On February 7, 1998, the Tribe finalized contract negotiations with TCA and is prepared to commence with an initially estimated $450-$550 million (excluding capitalized interest) expansion project at Mohegan Sun. The Tribe is in the process of engaging architects for this expansion project, thus the estimated project cost range is subject to adjustment.

Under the terms of a new agreement with TCA (the "Relinquishment Agreement"), TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority has agreed to pay to TCA 5% of gross revenues (as defined in the agreement), generated from Mohegan Sun and from the planned expansion, beginning January 2000 and ending December 2014.

The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion at Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services.

The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Authority also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. Both the Relinquishment and Development Agreements are awaiting federal regulatory review.

7.  SUBSEQUENT EVENTS:

On July 28, 1998, the Authority borrowed an additional $2.5 million in equipment financing at an interest rate of 7.83% over 48 months.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Future Development

On February 7, 1998, the Authority finalized contract negotiations with TCA and is moving forward with an expansion project at Mohegan Sun initially estimated to cost $450 to $550 million (excluding capitalized interest). The Tribe is in the process of engaging architects for the expansion, thus, the estimated project cost range is subject to adjustment.

Under the terms of a new agreement with TCA (the "Relinquishment Agreement"), TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority has agreed to pay to TCA 5% of gross revenues (as defined in the agreement), generated from Mohegan Sun and from the planned expansion, beginning January 2000 and ending December 2014. The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion at Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services. The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel (or hotels) with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. The Relinquishment and Development Agreements are awaiting regulatory review.

Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current results of operations of Mohegan Sun make such financing a viable likelihood.

The Gas Station Facility, of approximately 4,000 square feet, will consist of 16 gasoline pumps, one diesel fuel pump, and a convenience store that will offer fresh baked goods and retail items.

The Race Book Facility, of approximately 9,000 square feet, will feature horse racing from the New York Racing Association circuit as well as greyhound racing and jai alai from throughout the United States. The Race Book will feature 230 seats with individual television monitors and computerized self-service capabilities. The Race Book Facility and Gas Station Facility together are expected to cost approximately $11 million. The project will be financed with $10 million of equipment financing and $1 million of internally generated funds.

Year 2000 Compliance

Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Authority, like many companies, is expected to incur expenditures over the next few years to address this issue. The Authority has assessed and continues to assess the impact of the year 2000 issue on its operations and expects any costs associated with this issue to be minimal.

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



                             RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

As of June 30, 1998 and September 30, 1997, the Authority held unrestricted cash and cash equivalents of $34.4 million and $40.4 million, respectively. Net cash flows provided by operating activities for the first nine months of 1998 were $84.5 million versus $76.8 million for the period ending June 30, 1997.

The Authority expects its capital expenditures for new assets will range from $21 to $25 million for the fiscal year 1998. For the nine months ended June 30, 1998, capital expenditures amounted to $21.1 million which included $15.3 million for the purchase of assets previously held under operating leases.

Some of these capital expenditures related to the recently completed retail expansion, which included an additional retail outlet and an enhancement to the Native American theme. As described in "Future Development," work has begun on a Race Book which is being added to the gaming facility, as well as on the construction of an on-reservation Gas Station Facility. Together the Race Book and Gas Station Facility are expected to cost approximately $11 million.
Sources of funding for both projects include equipment financing of approximately $10 million from CIT Group/Equipment Financing, Inc. ("CIT Group") and internally generated funds of $1 million. The first and second draw of $3.4 million and $2.5 million, respectively have been received and bear interest at 7.90% and 7.83%, respectively.

As of June 30, 1998, expenditures associated with the Race Book Facility have totaled $701,000 with approximately $4.9 million estimated to complete the project. The Authority has expended $470,000 related to the Gas Station Facility as of June 30, 1998 and is expected to incur an additional $5.0 million in expenses to complete the project.

The Authority, subsequent to meeting its operating expenses and required deposits to reserve funds pursuant to the Indenture, has distributed $9.7 million to the Tribe for the third quarter of fiscal 1998. Also during the third quarter, interest paid amounted to $16.6 million including $11.8 million that related to the Senior Notes and $4.2 million that related to Cash Flow Participation Interest.

Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next twelve (12) months. On February 7, 1998, the Authority finalized contract negotiations with TCA and is in the process of engaging architects for an estimated expansion project at Mohegan Sun. (See "Future Development").

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

As of June 30, 1998, the Authority has a total of $291.3 million in outstanding debt including Senior Secured Notes, Subordinated Notes and Capital Leases. The Senior Secured Notes outstanding total $175 million with fixed interest payable semi-annually at an interest rate of 13.5% and Cash Flow Participation Interest in an aggregate amount of 5% of the Authority's Cash Flow up to a limit, during any two consecutive semi-annual periods, ending September 30, of $250 million of the Authority's Cash Flow. The Subordinated Notes outstanding total $90 million including $40 million at a 15% interest rate and $50 million at the rate per annum then most recently announced by Chase Manhattan Bank (f/r/a Chemical Bank of New York) as its prime rate plus 1%. Capital leases outstanding include CIT Group of $14.8 million at 2% over prime, Phoenixcor of $2.5 million at 8.95%, CIT Group of $3.2 million at 9.17%, Keycorp Leasing of $2.4 million at 8.75% and CIT Group of $3.4 million at 7.9%. As of June 30, 1998 the Authority is current under all debt obligations.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 1998 AND THE QUARTER ENDED JUNE 30, 1997:

Consolidated net revenues for the third quarter ended June 30, 1998 were $147.6 million compared with $124.1 million reported in the same period of the prior year. The increase in net revenues is primarily due to growth in gaming revenues in the 1998 period.

Gaming revenues of $139.8 million for the third quarter of 1998 showed an increase of $22.8 million or 20% over $117 million for the same period in the prior year. The increase in gaming revenues are primarily attributable to the 23% growth of the Connecticut slot market and the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club was 815,000 and 485,000 as of June 30, 1998 and 1997, respectively.

Slot revenues were $103.3 million for the quarter ended June 30, 1998 and reflected a slot win per unit per day of $377. The slot win increase of $18.9 million represented a 22% increase over the same period in the prior year. Slot win percentage was 8% for both the quarter ending June 30, 1998 and 1997.

Food and beverage revenues were $14.1 million for the quarter, an increase of $1.8 million over the same period in the prior year. Of the total increase, food revenues accounted for 85% or $1.6 million of the increase for the quarter.

Other revenues, consisting primarily of retail and entertainment, were $8.3 million for the quarter ending June 30, 1998, an increase of $2.1 million or 34% over the same period in the prior year.

Bingo revenues were $1.6 million representing an increase of $500,000 or 47% over the same period in the prior year. This is attributable to an increase in promotion and awareness of the bingo operation.

Promotional allowances were $16.2 million for the quarter ended June 30, 1998. This represents a $3.8 million or 31% increase over the same period in the prior year. This is attributable to an increase in the Mohegan Sun customer base including the utilization of the Mohegan Sun Player's Club card.

Total costs and expenses were $111.6 million in the third quarter, representing an increase of $9.2 million or 9% over the same period in the prior year. Gaming costs and expenses were $62.4 million for the period, an increase of $7.3 million or 13% over the same period in the prior year.

Under the Mohegan Compact, the Authority is required to remit to the State of Connecticut the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000 for each 12 month period commencing July 1, 1995. As a result of an increase in slot revenue, the expense for the contribution to the State of Connecticut was $4.1 million more for the quarter ended June 30, 1998 than for the same period in the prior year.

General and administrative costs remained fairly constant over the same period in the prior year increasing by $430,000 which is attributable to an increase in marketing costs associated with efforts to increase the frequency of patron
visits.   For the quarter ended June 30, 1998, food, beverage and retail costs decreased by a total of $2.9 million due to improved operating efficiencies and lower cost of sales.

Bingo expenses of $1.2 million remained consistent over the same period in the prior year. This figure excludes depreciation, amortization and interest of $16,000 as well as promotional allowances of $460,000.

For the third quarter 1998, depreciation and amortization decreased by $3 million or 39% over the prior year. The decrease in fiscal year 1998 is due to the full amortization of pre-opening costs during fiscal year 1997.

Management fees earned by Trading Cove Associates increased by $7.4 million over the same period in the prior year due to the increased profit for the 1998 period.

Income from operations was $36 million for the quarter ended June 30, 1998, compared to $21.7 million for the quarter ended June 30, 1997.

Interest and other income were $512,000 for the quarter, an increase of $47,000 or 10% from the same period in the prior year.

Interest expense of $12.8 million in the third quarter of fiscal 1998 was $970,000 or 8% higher than the same period in the prior year. The increase in the third quarter of fiscal 1998 was primarily due to an increase in Cash Flow Participation Interest paid to the holders of the Senior Notes pursuant to the Indenture. The Cash Flow Participation Interest represents a payment of 5% of the Authority's cash flow up to a limit, during any two consecutive periods, ending September 30, of $250 million of the Authority's cash flow. For the quarter ended June 30, 1998, Cash Flow Participation Interest was $2.7 million, an increase of $912,000 or 50% over the same period in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND THE NINE MONTHS ENDED JUNE 30, 1997:

Consolidated net revenues for the nine months ended June 30, 1998 were $415.1 million compared with $335.2 million reported in the same period of the prior year. This 23.8% increase in net revenues are primarily attributable to an increase in gaming revenues.

Gaming revenues of $392.8 million for the nine months ended June 30, 1998 showed an increase of $78 million or 25% over the same period in the prior year. The increase in gaming revenues are due to the growth in slot revenues and in table revenues over the prior year.

Slot revenues of $282.8 million for the nine months ended June 30, 1998 reflected a slot win per unit per day of $345. The slot win growth of $60.4 million or 27% over the same period in the prior year was evidence of Mohegan Sun's growth in slot win market share of 1.8% over the same period in the prior year. Membership in the Mohegan Sun Player's Club was 815,000 and 485,000 as of June 30, 1998 and 1997, respectively. Slot win percentage was 8% and 7.5% for the nine months ended June 30, 1998 and 1997, respectively.

For the nine months ended June 30, 1998, food and beverage revenues were $40.2 million, a growth of $6.6 million or 20% over the same period in the prior year. Food revenues accounted for 80% or $5.3 million of the growth in revenues.

Bingo revenues were $3.9 million for the nine months ended June 30, 1998. This represents an increase of $2 million or 107% over the same period in the prior year which is attributable to an increase in promotion and awareness of the Bingo operation.

Promotional allowances were $47.4 million for the nine months ended June 30, 1998. This represents a $17.5 million or 58% increase over the same period in the prior year. This is attributable to an increase in the Mohegan Sun customer base including the utilization of the Mohegan Sun Player's Club card.

Total costs and expenses were $324.4 million for the nine months ended June 30, 1998, an increase of $41.9 million or 14.8% over the same period in the prior year. Gaming costs and expenses were $178.1 million for the period, an increase of $28.7 million or 19% over the same period in the prior year.

The expense for the state slot contribution was $72.9 million for the nine months ended June 30, 1998. This represents an increase of $15.2 million over the same period in the prior year which is directly attributable to higher gross slot revenues over the same period in the prior year.

General and administrative costs were $66.1 million for the nine months ended June 30, 1998, an increase of $7.3 million or 13% over the same period in the prior year which is partially attributable to an increase in marketing costs associated with efforts to increase the frequency of patron visits. For the nine months ended June 30, 1998, food, beverage and retail expenses decreased by $3.6 million due to improved operating efficiencies and lower cost of sales.

For the nine months ended June 30, 1998, bingo expenses were $2.7 million, a decline of $1.4 million from the same period in the prior year. This improvement over last year is attributable to improved operational efficiencies which resulted in decreased operating costs. Bingo expenses excluded depreciation, amortization and interest of $43,000 as well as promotional allowances of $1.2 million.

For the first nine months of fiscal year 1998, depreciation and amortization decreased by $9.4 million or 41% over the prior year, due to the amortization of pre-opening costs during fiscal 1997.

Management fees earned by Trading Cove Associates increased by $20.2 million over the same period in the prior year due to the increased profit for the 1998 period.

Operating income for the first nine months of fiscal 1998 was $90.7 million, compared to $53.2 million for the same period last year.

Interest and other income were $1.8 million for the nine months ended June 30, 1998, an increase of $554,000 or 46% from the same period in the prior year. Loss on extinguishment of debt of $332,000 was due to a loss incurred on retirement of a capital lease in February 1998.

Interest expense of $37 million for the first three quarters of fiscal 1998 was $3.8 million or 11.4% higher than the same period in the prior year. The increase in fiscal 1998 was mainly attributable to an increase in Cash Flow Participation Interest paid to the holders of the Senior Notes pursuant to the Indenture.

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

On March 12, 1998, pursuant to the Note Purchase Agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. The offer period concluded on April 2, 1998, and the holders of the Subordinated Notes also rejected such offer. On April 3, 1998, in accordance with Section 4.07(g) of the Indenture, the Authority distributed the Excess Cash Purchase Offer of $29.1 million to the Tribe.

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



                                        MOHEGAN TRIBAL GAMING AUTHORITY
                                        -------------------------------


Date: August 12, 1998                   By:  /s/ Roland Harris
      ---------------                        --------------------------
                                        Roland J. Harris
                                        Chairman, Management Board,
                                        Duly Authorized


Date: August 12, 1998                   By:  /s/ William J. Velardo
      ---------------                        --------------------------
                                        William J. Velardo
                                        Executive Vice President and
                                        General Manager


Date: August 12, 1998                   By:  /s/ Jeffrey E. Hartmann
      ---------------                        --------------------------
                                        Jeffrey E. Hartmann, Senior Vice
                                        President of Finance and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)