Form 10-K405
period 1998-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1998-12-29
CIK 1005276

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM             TO              .

                       COMMISSION FILE NUMBER 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                             06-143633
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 ONE MOHEGAN SUN BOULEVARD, UNCASVILLE                  06382
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (860) 204-8000
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE
              NONE                                        ON WHICH REGISTERED

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    TITLE OF CLASS
                                         NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K: Yes [X] No [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-K

                                                                                  PAGE
                                                                                  ----

                                     PART I

ITEM  1.--Business.................................................................  1
ITEM  2.--Properties...............................................................  6
ITEM  3.--Legal Proceedings........................................................  7
ITEM  4.--Submission of Matters to a Vote of Security Holders......................  7

                                    PART II

ITEM  5.--Market for Registrant's Common Equity and Related Stockholders
          Matters..................................................................  8
ITEM  6.--Selected Financial Data..................................................  8
ITEM  7.--Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................  8
ITEM  8.--Financial Statements and Supplementary Data.............................. 14
ITEM  9.--Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..................................................... 14

                                    PART III

ITEM 10.--Executive Officers and Members of the Management Board................... 15
ITEM 11.--Executive Compensation................................................... 17
ITEM 12.--Security Ownership of Certain Beneficial Owners and Management........... 17
ITEM 13.--Related Party Transactions............................................... 17

                                    PART IV

ITEM 14.--Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 18

                                    PART I

ITEM 1. BUSINESS

A. GENERAL

  The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of The Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe is a federally recognized Indian tribe with a 390-acre reservation located in southeastern Connecticut.

  The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun").

  The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to operate, manage and market Mohegan Sun under a seven-year contract ("Management Agreement"). TCA's management fee under the Management Agreement ranges from 30% to 40% of net income before management fee, depending on profitability thresholds. TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% by Waterford Gaming, L.L.C. The Management Board also selects tribal representatives to serve on a Business Board (the "Business Board") which oversees the business aspects of Mohegan Sun. The Business Board is established under the Management Agreement and consists of two members appointed by the Management Board and two members appointed by TCA. In February 1998, the Authority and TCA entered into a new agreement ("Relinquishment Agreement") which will supercede the Management Agreement effective January 1, 2000. The Bureau of Indian Affairs (the "BIA") determined on October 23, 1998 that the Relinquishment Agreement did not require the approval of the BIA. As a result of the Relinquishment Agreement, the Authority has agreed to pay TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. See Note 13 to the Authority's Financial Statements included in Part II of this report for valuation of this liability.

  The Authority has established the Mohegan Tribal Gaming Commission (the "Commission"), which is responsible for the regulation of gaming activities of Mohegan Sun. The Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Commission staff is responsible for performing background investigations on gaming license applicants and for issuance and revocation of such gaming licenses.

  The Tribe and the Authority have entered into a land lease pursuant to which the Tribe is leasing to the Authority the land site on which Mohegan Sun is located. The site is a part of the Tribe's 390-acre reservation in southeastern Connecticut, which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the site.

B. DESCRIPTION OF BUSINESS

GAMING

  Mohegan Sun opened on October 12, 1996 as a full-service gaming and entertainment facility. Mohegan Sun conveys historical northeastern Indian theming through architectural features and the use of natural design elements such as timber, stone and water. Celebrating the history and traditions of the Tribe, Mohegan Sun's circular design and Indian theming are directly influenced by the Tribe's beliefs and culture. The casino is comprised of four quadrants, each of which features its own entrance and a seasonal theme. Each of the seasons, winter, spring, summer and fall, emphasize the importance of seasonal changes to Mohegan Tribal life. The 634,500 square foot facility includes 176,500 square feet of gaming space and accommodates 3,029 slot machines, 150 table games (including blackjack, roulette, craps, baccarat, caribbean stud poker and let it ride), 42 poker tables, a race book area and a 1,400 seat high stakes bingo hall. For the year ended September 30, 1998, the Authority welcomed 7.5 million patrons.

  Food amenities at Mohegan Sun include the 680-seat Seasons buffet, three themed gourmet restaurants, a 24-hour full service coffee shop, a New York style delicatessen and a 10-station food court featuring international and domestic cuisine. The bingo hall also serves as a special events center which is utilized for entertainment, boxing events and casino marketing events. The 10,000 square foot Wolf Den Lounge (the "Wolf Den"), located in the center of Mohegan Sun, features live entertainment seven days a week. The Wolf Den seats 350 patrons. Multiple full-service and floor service bars are located throughout the facility. Mohegan Sun also offers a children's arcade area and New Horizons Kids Quest, Inc., a child care facility. There are approximately 7,500 parking spaces for customers, along with 1,700 employee parking spaces.

  The Authority opened a 4,000 square foot gas station facility on December 7, 1998. The facility consists of 16 gasoline pumps, one diesel fuel pump, and a convenience store that offers fresh baked goods and retail items and maintains a historical Indian theme. Patrons may pay at the pump or utilize their accumulated complimentary points to pay for the gasoline. The cost of the facility was approximately $5.9 million and was financed through equipment leasing and internally generated funds.

  On February 7, 1998, the Authority finalized contract negotiations on a development agreement with TCA and is moving forward with an expansion project ("Phase II"), at Mohegan Sun which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. These firms, in conjunction with the Tribe, are in the process of developing a construction budget and schedule. As a result, the estimated project cost range is still subject to adjustment. Phase II is expected to break ground in the spring of 1999. See
Note 13 to the Authority's Financial Statements for details of the Development Agreement.

 Seasonality

  The gaming industry in Connecticut is seasonal, with the heaviest gaming activity at Mohegan Sun occurring during the period from July through October.

COMPETITION FROM OTHER GAMING OPERATIONS

  The gaming industry is highly competitive. Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. It is owned and operated by the Mashantucket Pequot Tribe (the "Pequot Tribe") under a separate compact with the State of Connecticut. Foxwoods offers a number of amenities that Mohegan Sun does not offer, including hotel accommodations, extensive retail shopping and more expansive non-gaming entertainment offerings. Foxwoods has been in operation for nearly seven years and may have greater financial resources than the Authority or the Tribe.

  Mohegan Sun's current market area is predominantly for day-trip customers. Upon the completion of the expansion, however, the Authority intends to broaden its market beyond day-trip customers to include patrons making overnight or extended stays at Mohegan Sun. This means the Authority will begin to compete for customers more directly with casinos in Atlantic City, New Jersey. Many of these casinos and other gaming resorts may have greater resources and greater name recognition than the Authority.

  Outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under the federal Indian gaming law. Currently, the Oneida

Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from Mohegan Sun. In addition, at least two other federally recognized tribes in New England are each seeking to establish gaming operations. Several other tribes in New England are seeking federal recognition in order to establish gaming operations. A number of states, including Connecticut, have also investigated legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these other tribes or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such gaming operations will have a material adverse effect on the operations by the Authority.

  The following is an assessment of the competitive prospects in Connecticut, each of the Authority's neighboring states and certain other states in the Northeast.

 Connecticut

  Currently, only the Tribe and the Pequot Tribe are authorized to conduct gaming in Connecticut. As required by their state compacts, the Tribe and the Pequot Tribe make monthly payments to the State of Connecticut based on 25% of annual slot win. Together, these payments totaled over $266.1 million in the 12 months ended September 30, 1998. The Authority contributed $102.3 million during that period. These payments are linked to an exclusivity clause and will terminate if the State legalizes other gaming operations, (except those consented to by the Tribe and/or the Pequot Tribe) with slot machines or other commercial casino table games. There are currently at least four tribes in Connecticut that are attempting to gain federal recognition, a lengthy process managed by the BIA. Two of these are the Eastern Pequot and/or the Paucatuck Eastern Pequot Tribe, who share a reservation located next to that of the Pequot Tribe. The federal recognition process for these tribes is proceeding, but it is not clear if or when recognition will be achieved. Even upon gaining recognition, a tribe must have land taken into trust by the federal government, negotiate a compact with the State, and construct a facility before it can commence gaming operations.

 Rhode Island

  There is no commercial casino gaming in Rhode Island although the state's two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 1,800 video slot machines and have petitions pending before the Rhode Island Lottery Commission for additional machines. In November 1994, Rhode Island voters defeated numerous local and state-wide gaming referenda and passed a referendum, which requires that any new gaming proposals will have to be approved in a state-wide referendum. The Narragansett Tribe, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island, but under specific federal legislation the Narragansett Tribe is legally barred from opening a gaming facility. Thus, the Narragansett Tribe could open a facility only if it were successful in winning both local and state-wide votes. There is one pending federal recognition petition from another Rhode Island tribe, filed by the Pokanoket Tribe of the Wampanoag Nation. It is not clear if or when federal recognition for the Pokanoket Tribe will be achieved.

 Massachusetts

  No commercial casinos operate in Massachusetts and no significant initiatives to legalize such casinos are currently underway. The Wampanoag Tribe, located on the island of Martha's Vineyard, is currently the only federally recognized Indian tribe in the State. This tribe has determined that a casino on the island would not be economically feasible, and the State Legislature has rejected proposals to locate an Indian casino off tribal lands. The tribe has announced plans to open a high-stakes bingo facility in Fall River, for which no state compact would be required, but significant hurdles, including local government approval still remain. In addition, a number of other petitions for federal recognition are pending in Massachusetts, but the Tribe believes potential recognition is several years away.

 New York

  There currently are no non-Indian casinos operating in New York, and the establishment of commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a state-wide referendum. However, gambling boats began operating out of the New York City area in January 1998. These "cruises to nowhere," during which gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. New York to date has not prohibited such operations. Only a small number of operators have applied for licenses for off-shore gambling cruises. Manhattan Cruises was the first operator to receive a license. Due to the difference in the gaming experience, the Authority does not believe the "cruises to nowhere" are significant competition to Mohegan Sun. New York has seven federally recognized tribes with reservations in the northern part of the state. Two tribes, the Oneida Tribe and the St. Regis Mohawk Tribe, have executed compacts with the State. These compacts allow casino table games, but no conventional slot machines. The Oneida Tribe opened the Turning Stone Casino in July 1993 on its reservation in Verona, near Syracuse. The facility has 3,500 video lottery machines (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos), 150 table games and 285 hotel rooms. Turning Stone currently draws primarily from the Syracuse, New York market and does not compete directly with Mohegan Sun for customers. The St. Regis Mohawk Tribe, which has a reservation in Hogansburg on the Canadian border, has not yet opened a gaming facility; however, a management contract is under review at the National Indian Gaming Commission (the "NIGC"). The St. Regis Mohawk Tribe and officials from Sullivan County have also signed an agreement that contemplates the establishment of a tribal operated casino at the Monticello Raceway in the Catskills (located approximately 170 miles from Mohegan Sun), but the Governor of New York has not indicated that he would support this proposal. In addition, the Seneca Nation of Indians have bingo operations on two of their three reservations in western New York. These bingo halls are located in Vandalia, New York and Gowanda, New York, both over 400 miles from Mohegan Sun. The Seneca Indians have not entered into a compact with the state of New York which would allow this tribe to expand their gaming operations to include casino games.

 Maine

  There are no commercial casinos allowed in Maine and there are no significant initiatives currently underway to legalize such casinos. There are four federally recognized tribes in Maine, one of which (the Penobscott Tribe) opened a high stakes bingo facility in the township of Albany in western Maine. None of the federally recognized tribes have negotiated a tribal-state compact or otherwise significantly begun the process of developing casino operations.

 New Hampshire

  There are no casinos allowed in New Hampshire and no significant initiatives currently underway to facilitate legalization. A bill to allow the state's racetracks to offer slot machines was defeated in a House committee in May 1997, the fourth consecutive time that New Hampshire legislators voted against gaming expansion. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

 Vermont

  There are no casinos allowed in Vermont and no significant initiatives currently underway to allow legislation. There are no federally recognized tribes in the state, but there is a petition pending from the St. Francis/Sokoki Band of Abenakis, in Swanton. The Authority believes any approval is still several years away.

EMPLOYEES AND LABOR RELATIONS

  As of September 30, 1998, Mohegan Sun employed approximately 4,743 full time employees, and 322 seasonal and part-time employees. In recruiting personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses of members of the Tribe) and second to members of other federally recognized Indian tribes. None of Mohegan Sun's employees are covered by collective bargaining agreements.

MATERIAL AGREEMENTS

 The Mohegan Compact

  The Tribe and the State of Connecticut entered into the Mohegan Compact that authorizes and regulates Class III gaming operations on land owned by the Tribe. Certain key provisions of the Mohegan Compact are summarized below:

    (1) The Tribe agrees to submit all gaming-related operation and development to the regulation of the State of Connecticut Gaming Commission (i.e. the Division of Special Revenue) in order to ensure the fair and honest operation of gaming activities and to maintain the integrity of Class III gaming activities.

    (2) The Tribe may conduct, on the site, games of chance, including: blackjack, poker, craps, money-wheels, roulette, baccarat, sic-bo, pai gow, caribbean stud, horse race game, acey-ducey, casino war, slot machines, video facsimile games and pari-mutuel betting.

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

    (7) The Tribe will have its Class III gaming operations audited on an annual basis by an independent certified public accountant and include any additional procedures required by the State of Connecticut Gaming Commission.

    (8) The Tribe will enact fire, building, sanitary and health ordinances and regulations no less rigorous than laws and regulations of the State of Connecticut.

    (9) Service of alcoholic beverages within any gaming facility will be subject to regulation by the State of Connecticut.

    (10) The Tribe waives any defense which it may have by virtue of sovereign immunity in respect to any action in United States District Court to enforce the Mohegan Compact.

 Memorandum of Understanding

  The Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The MOU provides that, so long as there is no change in State law to permit the operation of slot machines or other commercial casino table games by any other person (except those consented to by the Tribe and/or the Pequot Tribe), the Tribe, through the Authority, will contribute to the State of Connecticut on a monthly basis a sum equal to 25% of gross operating revenues derived from slot machines operated by the Authority ("Slot Win Contribution"). The MOU also states that on an annual basis, the minimum Slot Win Contribution of the Authority to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000. For the fiscal year ending September 30, 1998, the Tribe's Slot Win Contribution paid by the Authority totaled approximately $102.3 million.

 Town of Montville Agreement

  On June 16, 1994, the Tribe and the Town of Montville ("the Town") entered into an agreement whereby the Tribe agreed to pay to the Town, beginning one year after the commencement of slot machine gaming activities, an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. The first and second annual payments were remitted to the Town in October 1997 and 1998, respectively. Additionally, the Tribe agreed to make a one-time payment of $3.0 million toward infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 1998, the Town of Montville had billed and received payment for approximately $1.1 million of the $3.0 million obligation.

 Management Agreement

  The Tribe and TCA entered into the Management Agreement, pursuant to which the Tribe retained and engaged TCA to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations in the Management Agreement to the Authority. The term of the Management Agreement is seven years. TCA will manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fee, depending upon profitability thresholds.

 Relinquishment and Development Agreements

  On February 7, 1998, the Authority finalized the Relinquishment Agreement with TCA. Under the Relinquishment Agreement, effective the later of January 1, 2000, or the date the existing Series B Senior Secured Notes of the Authority in the original aggregate principal amount of $175 million are refinanced or repaid, the Management Agreement will terminate and the Authority will assume day-to-day management of Mohegan Sun. The Authority has agreed to pay to TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and a planned expansion, beginning January 1, 2000 and ending December 31, 2014.

  The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which makes TCA the exclusive developer of Phase II. Under the Development Agreement, TCA will oversee the planning, design and construction of Phase II and will receive compensation of $14 million for such services.

  See Note 13 of the Authority's Financial Statements for details of the Management, Relinquishment and Development Agreements.

ITEM 2. PROPERTIES

  Mohegan Sun is located on 240 acres of the Tribe's reservation just outside of Uncasville, CT, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highway connecting Boston, Providence, and New York. By highway, Mohegan Sun is approximately 115 miles from New York City, 95 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

  Parking at Mohegan Sun is provided through surface parking lots and a multi-level parking garage accommodating approximately 7,500 vehicles. Traffic enters the grounds via a four-lane access road on Route 2A and is directed to the valet parking drop-off zones or to the self-park surface lots (including the parking garage) which are connected to the main building by shuttle bus service. A separate loading and parking area is designated for bus groups.

  The Authority has a lease with the Tribe for land on which Mohegan Sun is located. The initial term of the lease is 25 years, with an option to renew for one additional 25-year term provided that the Authority is not in default under the lease. The lease also provides that all improvements constructed on the site will become the property of the Tribe. The lease is a net lease requiring that the Authority assume all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, in addition to the payment of a nominal annual rental fee.

  The Authority has entered into four other lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. The leases are for terms of five to ten years with options to extend beyond the term. The aggregate lease payments per year for such properties is $636,000, and the Authority is responsible for maintenance and repair thereon.

ITEM 3. LEGAL PROCEEDINGS

  The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to Section 4.28 of the Indenture for the $175 million Senior Secured Notes due 2002, the Authority is required to make an Excess Cash Purchase Offer to all Holders of the notes within 120 days of the Authority's fiscal year end. In March 1998, the Authority made an offer valued at $29.1 million to purchase back a portion of the outstanding Senior Secured Notes. The offer was declined by security holders, and the excess cash was distributed to the Tribe on April 2, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  The Authority has not issued or sold any equity securities.

ITEM 6. SELECTED FINANCIAL DATA
 (Amounts In Thousands)

                                                             FOR THE PERIOD OCTOBER 12, 1996
                                FOR THE FISCAL YEAR ENDED  (DATE OF COMMENCEMENT OF OPERATIONS)
                                    SEPTEMBER 30, 1998          THROUGH SEPTEMBER 30, 1997
                                -------------------------- ------------------------------------
      OPERATING RESULTS:
        Gross revenues........          $ 641,415                        $512,102
        Promotional
         allowances...........            (66,272)                        (44,265)
                                        ---------                        --------
        Net revenues..........          $ 575,143                        $467,837
                                        ---------                        --------
        Income from
         operations...........          $ 135,350                        $ 80,029
        Other expense, net....            (47,772)                        (43,342)
        Extraordinary items...           (419,457)*                             0
                                        ---------                        --------
        Net income (loss).....          $(331,879)                       $ 36,687
                                        =========                        ========
      OTHER DATA:
        Interest expense......          $  50,172                        $ 45,137
        Capital expenditures..             32,371                          35,749
      YEAR-END STATUS:
        Net cash provided by
         operating activities.          $ 134,575                        $117,220
        Total assets..........            554,480                         386,974
        Long-term debt and
         capital lease
         obligations..........            294,567                         298,237

--------
* Includes expense of $419.1 million related to the Relinquishment Agreement. See Note 13 to the Authority's Financial Statements for valuation of this liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Overview of Fiscal Year Ended September 30, 1998 and Period from October 12, 1996 (date of commencement of operations) through September 30, 1997

  Gaming revenues for fiscal 1998 and fiscal 1997 were $543.9 million and $440.5 million, respectively. For the year ended September 30, 1998, net operating revenues were $575.1 million versus net operating revenues of $467.8 million for the period ended September 30, 1997. The facility began the year with 2,962 slot machines available for gaming activity on the casino floor. During the fiscal year, 67 additional slot machines were placed on the casino floor, bringing the total year-end number of machines to 3,029. The win per slot unit per day for the year ended September 30, 1998 and for the period ended September 30, 1997 were $361 and $319, respectively. This resulted in fiscal year 1998 total slot revenues of $396.3 million versus total slot revenue for fiscal year 1997 of $312.4 million. The earnings before interest, depreciation, amortization, management fees and bingo for the year ended September 30, 1998 and for the period ended September 30, 1997 totaled
$200.2 million and $137.8 million, respectively. This represents a fiscal year 1998 operating margin of 34.8% compared to a 29.6% operating margin in the period ended September 30, 1997. Net loss for the year ended September 30, 1998 totaled $331.9 million, which is primarily attributable to the relinquishment expense of $419.1 million related to the Relinquishment Agreement with TCA. Under this Relinquishment Agreement, the Authority has agreed to pay to TCA 5% of gross revenues, (as defined in the agreement), generated from Mohegan Sun and a planned expansion, beginning January 1, 2000 and ending December 31, 2014 (See Note 13 to the Authority's Financial Statements). Net income for fiscal year 1997 was $36.7 million.

 Comparison of Operating Results for the Fiscal Year Ended September 30, 1998 and the Period October 12, 1996 (date of commencement of operations) through September 30, 1997

  The growth in Connecticut gaming continues to expand as does Mohegan Sun's share in this market. The Connecticut slot market grew at a rate of 18.7%, reporting a gross slot win of $1.1 billion, an increase of $168.8 million from fiscal year 1997. Mohegan Sun exceeded the market's growth as it experienced a 26.8% increase in slot win over the prior year. Slot revenues of $396.3 million for the year ended September 30, 1998 reflected a slot win per unit per day of $361. Slot win per unit per day for the period ended September 30, 1997 was $319. The slot win growth of $83.9 million or 26.8% over the previous year reflected Mohegan Sun's growth in slot win market share of 2.8% over prior year.

  Gaming revenues totaled $543.9 million for the year ended September 30, 1998, marking an increase of $103.4 million or 23.5% over the period ended September 30, 1997. The increase in gaming revenues is primarily due to an 18.7% growth in the Connecticut slot market and the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled 908,821 and 587,952 as of September 30, 1998 and 1997, respectively.

  For the year ended September 30, 1998, food and beverage revenues were $55.5 million, indicating a growth of $8.6 million or 18.4% over the prior year. Retail and other revenues were $36.3 million, a growth of $14.8 million or 68.8% over the prior year. These increases are attributed to increased utilization of complimentaries and the addition of two new retail outlets to the facility.

  Bingo revenues totaled $5.7 million for the year ended September 30, 1998, representing a $2.6 million or 83.9% increase over the prior year. The increase is a result of improved operating efficiencies as well as an increase in the overall awareness of the bingo operation.

  Promotional allowances totaled $66.3 million for the year ended September 30, 1998, representing a $22.0 million or 49.7% increase over the prior year. The increase is attributable to an increase in the customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowance as a percentage of total revenue increased from 8.6% in fiscal 1997 to 10.3% in fiscal 1998.

  Total costs and expenses were $439.8 million for the year ended September 30, 1998, an increase of $52.0 million or 13.4% over the prior year. The increase in expenses is a direct result of a 22.9% increase in net revenues partially offset by improved operating efficiencies.

  Gaming costs and expenses were $237.9 million for the year, an increase of $28.9 million or 13.8% over the prior year. The slot win contribution for the year ended September 30, 1998 totaled $102.3 million. This represents an increase of $21.6 million over the prior year, which is directly attributable to increased slot revenues.

  General and administrative costs were $87.5 million for the year ended September 30, 1998. The increase of $9.2 million or 11.7% is partially attributable to more aggressive marketing campaigns associated with efforts to increase the frequency of patron visits. As a result, food, beverage and retail expenses for the year increased by $5.4 million from the prior period.

  For the year ended September 30, 1998, depreciation and amortization decreased by $14.6 million or 45.5% over the prior period. The decrease is primarily attributable to pre-opening expenditures of $18.2 million that were fully depreciated over the first 12 months of business operations, partially offset by an increase in depreciation for newly acquired capital assets.

  Management fees earned by Trading Cove Associates totaled $47.4 million for the year ended September 30, 1998, an increase of $24.2 million or 104.1%. The increase in management fees are a direct result of the increase in operating income.

  Income from operations for the year ended September 30, 1998 totaled $135.3 million, compared to $80.0 million in the previous period. The year over year increase is primarily due to an increase in gaming revenues and improved operating efficiencies.

  Interest and other income were $2.4 million for the year ended September 30, 1998, an increase of $604,000 or 33.6% over prior year.

  Interest expense of $50.2 million for the year ended September 30, 1998 was an increase of $5.0 million or 11.2% over prior period interest. This increase was mainly attributable to an increase in Cash Flow Participation Interest as defined in the Senior Secured Notes due 2002, which is derived as a percent of increased gross operating profits. Cash Flow Participation Interest is paid to the holders of the Senior Secured Notes pursuant to the Senior Secured Note indenture.

  Extraordinary items include loss on the early extinguishment of debt of $332,000 due to the retirement of a capital lease and a $419.1 million relinquishment expense associated with the Relinquishment Agreement. The relinquishment expense is based upon the Authority's agreement to pay TCA 5% of gross revenues (as defined in the agreement), generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. This amount was derived by discounting the present value of 5% of projected gross revenues by the Authority's risk free investment rate. See
Note 13 to the Authority's Financial Statements.

 Liquidity, Capital Resources and Capital Spending

  As of September 30, 1998 and 1997, the Authority held cash and cash equivalents of $36.3 million and $40.4 million, respectively. Cash provided by operating activities for 1998 was $134.6 million, compared with $117.2 million for 1997.

  The Authority's capital spending has decreased slightly due to the 1997 capital lease obligations associated with the initial construction of the property. Capital expenditures totaled approximately $32.7 million in 1998, versus $35.7 million in 1997. Capital expenditures for furniture, fixtures and equipment were $14.0 million in 1998 and $35.7 million in 1997.

  During the fiscal year, Mohegan Sun underwent a renovation of its north entry of the casino and retail area. This $2.1 million project extended Mohegan Sun's historical northeastern Indian theme in the depiction of a stylized version of an ancient Mohegan Longhouse. The wooden panels depicting old Indian tales, the ceiling of blankets, and the clay pipe decor enhance the interior design of the casino which was inspired by Mohegan tradition and culture. Renovations to the north entry totaled $1.7 million for the fiscal year ended September 30, 1998 and were financed through internally generated funds.

  In November 1998, the Authority introduced a $5.6 million race book facility as an additional gaming amenity. This 9,000 square foot facility features horse racing from the New York Racing Association circuit as well as greyhound racing and jai alai from throughout the United States. The race book facility features 230 seats with individual television monitors and computerized self-service betting capabilities. For the fiscal year ended September 30, 1998, expenditures associated with race book facility totaled $3.9 million.

  The Authority opened a 4,000 square foot gas station facility on December 7, 1998. The facility consists of 16 gasoline pumps, one diesel fuel pump, and a convenience store that offers fresh baked goods and retail items. The cost of the facility was approximately $5.9 million and expenditures totaled $2.8 million during the fiscal year ended September 30, 1998. Both the gas station and race book were financed through equipment leasing and internally generated funds.

  During 1998, the Authority finalized contract negotiations with TCA for Phase II at Mohegan Sun which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,500 rooms, and a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. These firms, in conjunction with the Tribe, are in the process of developing a construction schedule. As a result, the estimated project cost is still subject to adjustment. Phase II is expected to break ground in the spring of 1999. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services.

  Under the terms of the Relinquishment Agreement, TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The liability is estimated at $549.1 million as of September 30, 1998 and will be reassessed periodically. The Authority has capitalized $130 million of the relinquishment liability associated with trademark value of the Mohegan Sun brand name.

  The Development Agreement was approved by the Bureau of Indian Affairs (the "BIA") on February 7, 1998. The BIA determined on October 23, 1998 that the Relinquishment Agreement did not require the approval of the BIA.

  For fiscal 1999, the Authority expects capital expenditures to be approximately $16.3 million on facility improvements and $2.4 million on existing construction projects. These expenditures exclude $3.1 million relating to the completion of the gas station facility and preliminary spending on the Phase II expansion.

  During fiscal 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the Indenture for the Senior Secured Notes, distributed a total of $72.4 million to the Tribe. As required under the Indenture for the Senior Secured Notes, the Authority made an Excess Cash Purchase Offer of $29.1 million to all holders of the Senior Secured Notes in January 1997. The holders of the Senior Secured Notes rejected the offer which was subsequently offered to the holders of the Authority's Junior Subordinated Notes. The holders of the Junior Subordinated Notes also rejected the offer. The excess cash was distributed to the Tribe in April 1998.

  On November 15, 1997 and May 15, 1998, the Authority made two interest payments of $11.8 million each to the holders of the Senior Secured Notes and payments of $4.1 million and $4.2 million in Cash Flow Participation Interest on such dates to such debtholders. There are no cash interest payment requirements on the Junior Subordinated Notes as interest is accrued and deferred until a portion of the Senior Secured Notes are offered to be repurchased or retired, as defined.

  Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next 12 months. The Authority has commenced consideration of expanded operations. (See "Part II--Item 7-Management's Discussion and Analysis--"Liquidity, Capital Resources and Capital Spending.") Any such expanded operations will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current operating results of Mohegan Sun make such financing a viable likelihood.

YEAR 2000 READINESS DISCLOSURE

 Background

  Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly resulting in system failures and other business problems.

 Risk Factors

  The Authority, like many companies, depends on fully operational computer systems in all areas of the business. Additionally, the Authority is dependent upon many vendors to provide uninterrupted service for the operation to run effectively. Exposure to both of these risk factors are issues the Authority is currently addressing and is formulating an approach to handle these issues.

 Approach

  The Authority has developed a timeline to target issues within its own operation as well as with suppliers. With the assistance of an outside consultant, the Authority has implemented a Year 2000 program, which includes inventorying its entities, identifying problems, planning and correcting the problems, and testing the solutions.

 Status

  Through September 30, 1998, the Authority is approximately 40 percent complete with its Year 2000 Program. The Authority anticipates completion of the program by March 31, 1999. If at that time it is determined that the project plan will not be completed, a contingency plan will be developed to eliminate any disruption to operations.

 Cost

  The Authority has incurred approximately $25,000 in costs associated with the Year 2000 Program as of September 30, 1998. Although there can be no assurances, it is anticipated that costs associated with the remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

REGULATION AND FEES

  The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This annual Slot Win Contribution will be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

  The Slot Win Contribution payments are linked to an exclusivity clause and will terminate if the State legalizes other gaming operations (except those consented to by the Tribe and/or the Pequot Tribe), with slot machines or other commercial casino table games within Connecticut. The Authority has reflected $102.3 million and $80.7 million, respectively, of gaming expense in its financial statements for the required Slot Win

Contribution to the State of Connecticut for the year ended September 30, 1998, and the period ended September 30, 1997, respectively.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 is required in fiscal 1999. The adoption of SFAS No. 130 will not have a material impact on the Authority's financial position or results of operations.

  In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Adoption of SFAS No. 131 is required in fiscal 1999. The Authority currently discloses certain financial data by segment in the Statement of Operations as of September 30, 1998 and 1997 in accordance with existing accounting and disclosure requirements. At the appropriate time the Authority will modify its current presentation, if necessary, to meet the requirements of SFAS No. 131. The adoption of SFAS No. 131 will have no impact on the Authority's financial position or results of operations.

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority is currently analyzing the impacts of this statement which is required to be adopted in fiscal 2000, and does not expect this statement to have a material impact on the Authority's financial position or results of operations.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority is currently analyzing the impacts of this statement, which is required to be adopted in fiscal 2000, and does not expect this statement to have a material impact on the Authority's financial position or results of operations.

CERTAIN FORWARD LOOKING STATEMENTS

  Certain information included in this Form 10-K and other materials filed or to be filed by the Authority with the Securities and Exchange Commission contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, issues related to the Year 2000, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements and Notes to Financial Statements of the Mohegan Tribal Gaming Authority, referred to in Item 14(A)(1) of this Form 10-K, are included at pages F-1 to F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. EXECUTIVE OFFICERS AND MEMBERS OF THE MANAGEMENT BOARD

  The Authority is governed by a nine-member Management Board, consisting of the same nine members as the Tribal Council (the governing body of the Tribe). The Management Board and TCA each appoint two representatives to the Business Board which is responsible for matters of policy pertaining to the business of Mohegan Sun. The General Manager of Mohegan Sun is hired by TCA, subject to the approval of the Authority; other senior officers of Mohegan Sun are hired by TCA. The General Manager and other senior officers are employees of the Authority.

  The following table provides information as of September 30, 1998 with respect to each of (i) the executive officers of Mohegan Sun and (ii) the members of the Management Board.

          NAME           AGE POSITION
          ----           --- --------
Roland J. Harris........  51 Chairman and member, Management Board
Jayne G. Fawcett........  62 Vice Chair and member, Management Board
William J. Velardo......  44 Executive Vice President and General Manager
Mitchell Grossinger
 Etess..................  40 Senior Vice President, Marketing
Jeffrey E. Hartmann.....  37 Senior Vice President, Finance and Chief Financial Officer
Carlisle M. Fowler......  70 Treasurer and member, Management Board
Loretta F. Roberge......  67 Corresponding Secretary and member, Management Board
Shirley M. Walsh........  54 Recording Secretary and member, Management Board
Mark F. Brown...........  41 Member, Management Board
Courtland C. Fowler.....  71 Member, Management Board
Maynard L. Strickland...  59 Member, Management Board
Glen R. LaVigne.........  38 Member, Management Board

  Roland J. Harris--Mr. Harris has been Chairman and a member of the Management Board since October 1995. Mr. Harris is the founder and former president of the corporation Harris and Clark, Inc.--Civil Engineers, Land Surveyors & Land Planners, which has performed services for the Authority. The corporation, now known as McFarland Johnson, Inc., has retained Mr. Harris as a consultant for a fixed fee. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut and also as its Planning and Zoning Commissioner. He has served as Deputy Chief of the Griswold Fire Department and as Fire Marshall and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board, Mr. Harris served as the Tribal Planner.

  Jayne G. Fawcett--Ms. Fawcett has been Vice Chair of the Management Board since December 1995 and a member of the Management Board since July 15, 1995. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was Chair of the Tribe's Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe's public relations.

  William J. Velardo--Mr. Velardo has been Executive Vice President, General Manager of Mohegan Sun since October 1995 and has 22 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming joint venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo was part of the management team that opened the Mirage in Las Vegas and served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager for Caesar's Tahoe and Caesar's Palace.

  Mitchell Grossinger Etess--Mr. Etess has been Senior Vice President of Marketing at Mohegan Sun since November 1995 and has 18 years experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior

Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

  Jeffrey E. Hartmann--Mr. Hartmann has been Senior Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has 7 years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by PricewaterhouseCoopers, LLP, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

  Carlisle M. Fowler--Mr. Fowler has been the Treasurer and a member of the Management Board since July 15, 1995 and has been active in the Tribe's government for over 20 years. Prior to his retirement in 1989, Mr. Fowler was an electronics technician for the State of Connecticut and operated his own electronics business. Mr. Carlisle Fowler is the brother of Mr. Courtland Fowler.

  Loretta F. Roberge--Ms. Roberge has been Corresponding Secretary and a member of the Management Board since July 15, 1995. Ms. Roberge has served as a paraprofessional at the Mohegan School for 24 years, working with children with special needs. Ms. Roberge has remained active in the Tribal community throughout her life, including her previous service as secretary of the Management Board. Ms. Roberge presently chairs the Finance Committee.

  Shirley M. Walsh--Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 15, 1995. Ms. Walsh has worked for the Tribe in various capacities for almost five years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and serves on several other Committees of the Tribe.

  Mark F. Brown--Mr. Brown has been a member of the Management Board since October 1995 and serves as the security liaison for the Tribal Council. Prior to being elected to the Tribal Council, he served as a law enforcement officer for eight years. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1994.

  Courtland C. Fowler--Mr. Fowler has been a member of the Management Board since July 15, 1995 and was a major contributor to the cultural research that led to the federal recognition of the Tribe. Mr. Fowler was previously employed as a chemical operator and assistant foreman at Pfizer, Inc. until his retirement in 1990. He served as Vice Chairman of the Management Board, and as a member of the Tribe's Constitutional Review Board. Mr. Fowler was on the committee that drafted the first constitution of the Tribe. Mr. Courtland Fowler is the brother of Mr. Carlisle Fowler.

  Maynard L. Strickland--Mr. Strickland has been a member of the Management Board since October 1995. During the past 20 years, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and in Florida.

  Glen R. LaVigne--Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut and oversaw building and maintenance for Montville's seven municipal buildings.

ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes the compensation paid to the senior executive officers:

                          SUMMARY COMPENSATION TABLE

                                                  FISCAL YEAR
           NAME AND PRINCIPAL POSITION               ENDED     SALARY   BONUS
           ---------------------------            ----------- -------- --------
William J. Velardo...............................    1998     $400,000 $150,000
Executive Vice President and.....................    1997     $353,000 $175,000
General Manager
Mitchell Grossinger Etess........................    1998     $262,500 $100,000
Senior Vice President, Marketing.................    1997     $223,000 $110,000
Jeffrey E. Hartmann..............................    1998     $210,000 $100,000
Senior Vice President, Finance...................    1997(1)  $130,000 $ 60,000
and Chief Financial Officer

--------
(1) Mr. Hartmann commenced employment with the Authority on December 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Authority has no outstanding equity securities.

ITEM 13. RELATED PARTY TRANSACTIONS

  The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the year ended September 30, 1998, the Authority incurred $7.7 million of expenses for such services, of which $7.4 million was paid as of September 30, 1998.

  The Tribe, through one of its limited liability companies, has sold goods to the Authority for resale at its retail location.

  The Tribe, through two other limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. Lease expense approximates $636,000 per year.

  The Authority engages McFarland Johnson, Inc. for surveyance, civil engineering, and professional design services. Roland Harris, Chairman of the Management Board, is a consultant for this corporation for a fixed fee. For the fiscal year ended September 30, 1998, the Authority incurred $54,354 for such services.

  As of September 30, 1998, 190 employees of the Authority were Mohegan tribal members.

  The executive officers of Mohegan Sun have been granted stock options from Sun International. The options vest over a seven-year period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A(1). FINANCIAL STATEMENTS

  Report of Independent Public Accountants

  Balance Sheets of Mohegan Tribal Gaming Authority as of September 30, 1998 and 1997

  Statements of Income (Loss) of Mohegan Tribal Gaming Authority for the Year ended September 30, 1998 and the Period October 12, 1996 (date of commencement of operations) through September 30, 1997

  Statements of Capital of the Mohegan Tribal Gaming Authority for the Year ended September 30, 1998 and the Period October 12, 1996 (date of commencement of operations) through September 30, 1997

  Statement of Cash Flows of Mohegan Tribal Gaming Authority for the Years ended September 30, 1998 and 1997

  Notes to Financial Statements of Mohegan Tribal Gaming Authority

A(2). FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts and Reserves

  Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

A(3). EXHIBITS

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
  3.1        Constitution of the Mohegan Tribe of Indians of Connecticut (the
             "Tribe") ratified by Tribal vote on April 12, 1996 [**Exhibit 3.1]
  3.2        Ordinance No. 95-7/15-1 of the Tribe for Gaming on Tribal Lands,
             enacted on July 20, 1995 [**Exhibit 3.2]
  4.1        Indenture dated as of September 29, 1995 among the Mohegan Tribal
             Gaming Authority of the Tribe (the "Authority"), the Tribe and
             First Fidelity Bank, as trustee [**Exhibit 4.1]
  4.2        Purchase Agreement dated September 21, 1995 among Bear, Stearns &
             Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation
             (collectively, the "Initial Purchasers"), the Authority and the
             Tribe [**Exhibit 4.2]
  4.3        Registration Rights Agreement dated as of September 29, 1995 among the Authority and the Initial Purchasers [**Exhibit 4.3]
 10.1        The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact
             between the Tribe and the State of Connecticut (the "Compact")
             [**Exhibit 10.1]
 10.2        Agreement dated April 25, 1994 between the Tribe and the State of
             Connecticut resolving certain land claims (the "Resolution
             Agreement") [**Exhibit 10.2]

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
 10.3        Memorandum of Understanding dated April 25, 1994 between the Tribe and the State of Connecticut regarding implementation of the
             Compact and the Resolution Agreement [**Exhibit 10.3]
 10.4        Agreement between the Tribe and the Town of Montville, Connecticut
             [**Exhibit 10.4]
 10.5        Land Lease dated September 29, 1995 between the Tribe and the
             Authority; Amendment of Land Lease dated September 29, 1995
             [**Exhibit 10.5]
 10.6        Open-End Construction-- Permanent Leasehold Mortgage Deed,
             Assignment of Leases and Rents and Security Agreement dated as of
             September 29, 1995 between the Tribe and First Fidelity Bank, as trustee [**Exhibit 10.6]
 10.7        Amended and Restated Gaming Facility Development and Construction
             Agreement dated September 1, 1995 between the Tribe and Trading
             Cove Associates ("TCA") [**Exhibit 10.7]
 10.8        Amended and Restated Gaming Facility Management Agreement dated
             August 30, 1995 between the Tribe and TCA [**Exhibit 10.8]
 10.9        Secured Completion Guarantee dated as of September 29, 1995 by Sun
             International Hotels Limited ("Sun") in favor of First Fidelity
             Bank, as trustee [**Exhibit 10.9]
 10.10       Note Purchase Agreement dated as of September 29, 1995 between the
             Authority and Sun [**Exhibit 10.10]
 10.11       Cash Collateral Accounts Pledge and Security Agreement dated as of
             September 29, 1995 among First Fidelity Bank, as trustee, TCA,
             Sun, the Authority and the Tribe [**Exhibit 10.11]
 10.12       Disbursement and Escrow Agreement dated as of September 29, 1995 among First Fidelity Bank, as escrow agent, Chicago Title
             Insurance Company, as disbursement agent, First Fidelity Bank, as trustee, TCA, Sun and the Authority [**Exhibit 10.12]
 10.13       Pledge Agreement dated September 29, 1995 between Sun
             International Investments Limited and First Fidelity Bank
             [**Exhibit 10.13]
 10.14       Relinquishment Agreement dated February 7, 1998 between the Tribe and TCA [*Exhibit 10.14]
 10.15       Development Agreement dated February 7, 1998 between the Tribe and
             TCA [*Exhibit 10.15]
 10.16       The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust
             Agreement dated September 1, 1998 between the Authority and
             Merrill Lynch Trust [*Exhibit 10.16]

--------
*Filed herewith
**Filed by the Authority to its Registration Statement on Form S-1, and incorporated herein by reference, as

B. SCHEDULE II

                        MOHEGAN TRIBAL GAMING AUTHORITY
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED SEPTEMBER 30, 1998
   AND FOR THE PERIOD OCTOBER 12, 1996 (DATE OF COMMENCEMENT OF OPERATIONS)
                          THROUGH SEPTEMBER 30, 1997
                                (IN THOUSANDS)

COLUMN A                       COLUMN B                  COLUMN C                COLUMN D       COLUMN E
--------                  ------------------- ------------------------------- --------------- -------------
                              BALANCE AT      CHARGED TO COSTS   CHARGED TO   DEDUCTIONS FROM  BALANCE  AT
                          BEGINNING OF PERIOD   AND EXPENSES   OTHER ACCOUNTS   RESERVES(1)   END OF PERIOD
DESCRIPTION:              ------------------- ---------------- -------------- --------------- -------------
YEAR ENDED SEPTEMBER 30,
 1998
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
  Allowance for doubtful
   accounts.............         $187               $523          $    --          $362         $    348
  Relinquishment
   liability............          --                 --           $549,125          --          $549,125
PERIOD ENDED SEPTEMBER
 30, 1997
RESERVES AND ALLOWANCES
 FROM ASSET ACCOUNTS:
  Allowance for doubtful
   accounts.............          --                $231               --          $ 44         $    187

----
Note (1):Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants...........................      F-2
Balance Sheets of Mohegan Tribal Gaming Authority as of September
 30, 1998 and 1997.................................................      F-3
Statements of Income (Loss) of Mohegan Tribal Gaming Authority for
the Year ended September 30, 1998 and the Period October 12, 1996
(date of commencement of operations)
through September 30, 1997.........................................      F-4
Statements of Capital of the Mohegan Tribal Gaming Authority for
the Year ended September 30, 1998 and the Period October 12, 1996
(date of commencement of operations) through September 30, 1997....      F-5
Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
Years ended September 30, 1998 and 1997............................      F-6
Notes to Financial Statements of Mohegan Tribal Gaming Authority...  F-7 to F-16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

  We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 1998 and 1997, and the related statements of income (loss) and capital for the year ended September 30, 1998 and for the period October 12, 1996 (date of commencement of operations), through September 30, 1997 and statement of cash flows for the years ended September 30, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 1998 and 1997, and the results of its operations for the year ended September 30, 1998 and for the period October 12, 1996 (date of commencement of operations), through September 30, 1997 and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 is the responsibility of the Authority's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Hartford, Connecticut
December 21, 1998

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                    ------------- -------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)...............   $  36,264     $ 40,387
  Restricted cash (Note 4).........................      74,466       48,457
  Receivables, net (Note 5)........................       3,067        1,140
  Inventories......................................       5,027        4,516
  Other current assets.............................       2,136        1,263
                                                      ---------     --------
    Total current assets...........................     120,960       95,763
NON-CURRENT ASSETS:
  Property and equipment, net (Note 6).............     296,380      280,216
  Trademark........................................     130,000          --
  Other assets.....................................       7,140       10,995
                                                      ---------     --------
    Total assets...................................   $ 554,480     $386,974
                                                      =========     ========
              LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current portion of capital lease obligations
   (Note 9)........................................   $  11,004     $  9,200
  Accounts payable and accrued expenses (Note 7)...      46,857       35,985
  Accrued interest payable (Note 8)................      46,231       30,821
                                                      ---------     --------
    Total current liabilities......................     104,092       76,006
NON-CURRENT LIABILITIES:
  Long-term debt (Note 8)..........................     265,000      265,000
  Relinquishment liability (Note 13)...............     549,125          --
  Capital leases obligations net of current portion
   (Note 9)........................................      18,563       24,037
                                                      ---------     --------
    Total liabilities..............................     936,780      365,043
                                                      ---------     --------
      COMMITMENTS AND CONTINGENCIES (NOTE 12)
CAPITAL:
  Total capital....................................    (382,300)      21,931
                                                      ---------     --------
  Total liabilities and capital....................   $ 554,480     $386,974
                                                      =========     ========

   The accompanying notes are an integral part of these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                          STATEMENTS OF INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                       PERIOD
                                                                    OCTOBER 12,
                                                                     1996 (DATE
                                                                         OF
                                                                    COMMENCEMENT
                                                         FOR THE         OF
                                                       FISCAL YEAR  OPERATIONS)
                                                          ENDED       THROUGH
                                                      SEPTEMBER 30,  SEPTEMBER
                                                          1998        30, 1997
                                                      ------------- ------------
REVENUES:
  Gaming.............................................   $ 543,870     $440,540
  Food and beverage..................................      55,544       46,925
  Retail and other...................................      36,328       21,489
  Bingo operations...................................       5,673        3,148
                                                        ---------     --------
  Gross revenues.....................................     641,415      512,102
  Less-Promotional allowances........................     (66,272)     (44,265)
                                                        ---------     --------
  Net revenues.......................................     575,143      467,837
                                                        ---------     --------
COSTS AND EXPENSES:
  Gaming.............................................     237,946      209,086
  Food and beverage..................................      21,212       24,168
  Retail and other...................................      24,607       16,282
  Bingo operations...................................       3,529        4,508
  General and administration.........................      87,529       78,366
  Management fee.....................................      47,442       23,243
  Depreciation and amortization......................      17,528       32,155
                                                        ---------     --------
    Total costs and expenses.........................     439,793      387,808
                                                        ---------     --------
  Income from operations.............................     135,350       80,029
                                                        ---------     --------
OTHER INCOME (EXPENSE):
  Interest and other income..........................       2,400        1,795
  Interest expense...................................     (50,172)     (45,137)
                                                        ---------     --------
                                                          (47,772)     (43,342)
                                                        ---------     --------
  Income before extraordinary items..................      87,578       36,687
  Extraordinary items (Note 14)......................    (419,457)         --
                                                        ---------     --------
  Net income (loss)..................................   $(331,879)    $ 36,687
                                                        =========     ========




                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                 (IN THOUSANDS)

                                                     FOR THE PERIOD OCTOBER 12, 1996
                         FOR THE FISCAL YEAR ENDED (DATE OF COMMENCEMENT OF OPERATIONS)
                            SEPTEMBER 30, 1998          THROUGH SEPTEMBER 30, 1997
                         ------------------------- ------------------------------------
Beginning balance.......         $  21,931                       $    --
Net income (loss).......          (331,879)                        36,687
Distributions to Tribe..           (72,352)                       (14,756)
                                 ---------                       --------
Ending balance..........         $(382,300)                      $ 21,931
                                 =========                       ========







                 The accompanying notes are an integral part of
                          these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                            FOR THE FISCAL YEAR ENDED FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                            ------------------------- -------------------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:
  Net income (loss)........         $(331,879)                $ 36,687
  Adjustments to reconcile
   net income (loss) to net
   cash flow provided by
   operating activities:
    Depreciation and
     amortization..........            17,528                   32,155
    Relinquishment expense.           419,125                      --
    Loss on early
     extinguishment of
     debt..................               332                      --
    Loss on asset disposal.               124                      --
    Provision for losses on
     receivables...........               523                      231
  Changes in operating
   assets and liabilities:
    (Increase) decrease in
     receivables and other
     assets................            (1,064)                     177
    Increase in accounts
     payable and accrued
     expenses..............            29,886                   47,970
                                    ---------                 --------
    Net cash flows provided
     by operating
     activities............           134,575                  117,220
                                    ---------                 --------
CASH FLOWS USED IN
 INVESTING ACTIVITIES:
  Purchase of property and
   equipment...............           (32,731)                 (13,010)
  Decrease in construction
   payable.................            (3,604)                 (40,646)
                                    ---------                 --------
  Net cash flows used in
   investing activities....           (36,335)                 (53,656)
                                    ---------                 --------
CASH FLOWS (USED IN)
 PROVIDED BY FINANCING
 ACTIVITIES:
  Distributions to Tribe...           (72,352)                 (14,756)
  Increase in short-term
   borrowings..............               --                     7,056
  Proceeds from equipment
   financing...............             9,772                   17,439
  Payment on equipment
   financing and short-term
   borrowings..............           (13,774)                 (19,996)
  Additional borrowing
   under Secured Completion
   Guarantee...............               --                    23,000
                                    ---------                 --------
  Net cash flows (used in)
   provided by financing
   activities..............           (76,354)                  12,743
                                    ---------                 --------
  Net increase in cash and
   cash equivalents........            21,886                   76,307
  Cash and cash equivalents
   at beginning of period..            88,844                   12,537
                                    ---------                 --------
  Cash and cash equivalents
   at end of period........         $ 110,730                 $ 88,844
                                    =========                 ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the
   period for interest.....         $  34,763                 $ 30,140
  Debt assumed from
   acquisition of property.               --                  $ 22,739
  Trademark................         $ 130,000                      --

                 The accompanying notes are an integral part of
                           these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

  The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior.

  The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board has engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operation of Mohegan Sun pursuant to a seven-year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming, L.L.C. (See
Note 13 for discussion of Relinquishment Agreement between the Tribe and TCA).

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

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

 Cash and Cash Equivalents

  The Authority classifies as cash all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

 Inventories

  Inventories are stated at the lower of the cost or market value. Cost is determined by using the first-in, first-out method.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis over the estimated useful lives of the assets as follows:

       Buildings and land improvements................  40 years
       Furniture and equipment........................ 3-7 years

  The costs of significant improvements are capitalized. Costs of normal repairs are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income.

LONG-LIVED ASSETS

  The Authority adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Authority does not believe that any asset impairment exists in the recoverability of its long-lived assets as of September 30, 1998.

 Fair Value of Financial Instruments

  The fair value amounts disclosed below have been reported to meet the disclosure requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

  The carrying amount of cash and cash equivalents, receivables, accounts payables and accrued expenses, and capital lease obligations approximate fair value.

  At September 30, 1998, the fair value of the Authority's financing facilities and related deferred interest ($31.5 million at September 30, 1998) is as follows:

      Senior Notes................................................. $207 million
      Subordinated Notes........................................... $106 million

 Revenue Recognition

  The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail and special events are recognized at the time the service is performed.

 Promotional Allowances

  The retail value of food and beverage and other services furnished to casino guests without charge is included in gross revenue and then deducted as promotional allowances.

  The estimated value of providing such promotional allowances was included in revenues as follows (in thousands):

                                                 FOR THE PERIOD OCTOBER 12, 1996
                                                    (DATE OF COMMENCEMENT OF
                              FOR THE YEAR ENDED       OPERATIONS) THROUGH
                              SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                              ------------------ -------------------------------
     Food and beverage.......      $34,783                   $26,871
     Retail..................       28,027                    15,955
     Other...................        3,462                     1,439
                                   -------                   -------
                                   $66,272                   $44,265
                                   =======                   =======

 Advertising

  The Authority expenses the production costs of advertising the first time the advertising takes place, except for billboard advertising which is capitalized and amortized over its expected period of future benefits. The capitalized costs of the advertising are amortized over the terms of the contract following the month in which it appears.

 Trademarks

  Trademarks are amortized on a straight-line basis over the estimated periods benefited, but not exceeding 40 years.

 Income Taxes

  The Tribe is an "Indian Tribal Government" within the meaning of sections 7701(a)(40) and 7871 of the Internal Revenue Code of 1986. As such, the Authority has tax-exempt status with respect to federal and state income taxes.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997. Management believes the adoption of SFAS No. 130 will not have a material impact on the Authority's financial position or results of operations.

  In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Authority currently discloses financial data in accordance with existing accounting and disclosure requirements. At the appropriate time the Authority will modify its current presentation, if necessary, to meet the requirements of SFAS No. 131. Management believes the adoption of SFAS No. 131 will have no impact on the Authority's financial position or results of operations.

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority is currently analyzing the impacts of this statement which management does not expect it to have a material impact on the Authority's financial position or results of operations.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority is currently analyzing the impacts of this statement, which is effective for fiscal years beginning after December 15, 1998. Management does not expect this statement to have a material impact on the Authority's financial position or results of operations.

 Reclassifications

  Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3--CASH AND CASH EQUIVALENTS

  At September 30, 1998 and 1997, the Authority had $5.3 million and $14 million, respectively invested in commercial paper. For reporting purposes, cash equivalents include all operating cash as well as in-house funds.

NOTE 4--RESTRICTED CASH

  Components of restricted cash were as follows (in thousands):

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
     Replacement reserve............................    $   250       $ 1,500
     Cash maintenance...............................     10,000         4,500
     Interest and excess cash flow..................     64,216        42,457
                                                        -------       -------
                                                        $74,466       $48,457
                                                        =======       =======

 Replacement Reserve Fund

  Pursuant to terms of the Management Agreement, TCA is required to establish a Replacement Reserve Fund, which may be used to pay any approved budgeted capital expenditures. Any portion of the Replacement Reserve Fund which remains unused at the end of any fiscal year will be carried forward to the following year. TCA and the Tribe are each required to make monthly contributions to the Replacement Reserve Fund at the rate of 60% from the Tribe and 40% from TCA up to a combined total of $3.0 million per year from both parties. As of September 30, 1998 and 1997, the unused balance in the Replacement Reserve Fund totaled $250,000 and $1.5 million, respectively.

 Cash Maintenance Account

  The Senior Secured Notes provide that the Authority shall deposit into the Cash Maintenance Account, on a monthly basis, 1/2 of $6.0 million, for each calendar year, plus any amounts deferred from any prior month, no later than 25 days after the end of such calendar month. As required under the Senior Secured Notes, $10.0 million and $4.5 million have been deposited in the Cash Maintenance Account as of September 30, 1998 and 1997, respectively.

 Interest and Excess Cash Flow Account

  The Senior Secured Notes provide that the Authority shall deposit into the Interest and Excess Cash Flow Account, on a monthly basis, the amount of fixed interest accrued during the prior month on the Senior Secured Notes, 50% of the Excess Cash Flow (as defined) for the prior month on the Senior Secured Notes, 100% of all Deferred Subordinated Interest for the prior month, and the amount of Cash Flow Participation Interest accrued for the prior month. Amounts deposited into the Interest and Excess Cash Flow Account are invested only in cash or cash equivalents (See Note 8).

NOTE 5--ACCOUNTS RECEIVABLE

  The Authority maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections could change.

  At September 30, 1998 and 1997, the Authority established $348,000 and $187,000, respectively in allowance for doubtful accounts.

NOTE 6--PROPERTY AND EQUIPMENT, NET

  Components of property and equipment were as follows (in thousands):

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
     Land...........................................   $ 28,581      $ 28,581
     Land improvements..............................     47,350        41,016
     Buildings......................................    176,514       162,651
     Furniture and equipment........................     64,153        55,014
     Construction in progress.......................      8,576         5,445
                                                       --------      --------
                                                        325,174       292,707
     Less: accumulated depreciation.................    (28,794)      (12,491)
                                                       --------      --------
                                                       $296,380      $280,216
                                                       ========      ========

NOTE 7--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Components of accounts payable and accrued expenses were as follows (in thousands):

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                    ------------- -------------
     Trade payables................................    $ 7,558       $ 5,054
     Accrued payroll and related taxes and
      benefits.....................................      9,931         9,955
     Accrued gaming taxes..........................      9,242         7,017
     Other accrued liabilities.....................     20,126        13,959
                                                       -------       -------
                                                       $46,857       $35,985
                                                       =======       =======

NOTE 8--FINANCING FACILITIES

  The Authority has a $2.5 million line-of-credit and letter of credit arrangement with Fleet National Bank. Interest is payable at the bank's base rate or LIBOR option. Borrowings are collateralized by substantially all assets of the Authority. This arrangement expires on March 31, 2000. As of September 30, 1998, the Authority has issued letters of credit of $1.9 million and has no borrowings outstanding under the line of credit.

  Financing facilities, as described below, consisted of the following (in thousands):

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
     Senior Secured Notes...........................   $175,000      $175,000
     Subordinated Notes.............................     90,000        90,000
                                                       --------      --------
                                                       $265,000      $265,000
                                                       ========      ========

 Senior Secured Notes

  On September 29, 1995, the Authority issued $175 million in Senior Secured Notes with fixed interest payable at a rate of 13.50% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5.0% of the Authority's Cash Flow up to, during any two consecutive semi-annual periods, ending September 30, $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in outstanding principal amount of Senior Secured Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio, as defined, is less than 2 to 1. For the year ended September 30, 1998 and for the period from October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority's Fixed Charge Coverage Ratio was 4.0 and 3.0 respectively. The Senior Secured Notes are redeemable at set prices as set forth in the Senior Secured Notes after November 15, 1999, at the option of the Authority. Upon the occurrence of certain events (as specified in the Senior Secured Notes) each holder of Senior Secured Notes can require the Authority to repurchase the notes at prices specified.

  Beginning with the fiscal year ending September 30, 1997, the Authority is required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Senior Secured Notes (See Excess Cash Purchase Offer below).

 Subordinated Notes

  The Authority has obtained $90.0 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes"). The Authority has issued $20.0 million of Subordinated Notes to each of Sun International and Waterford Gaming L.L.C., which notes bear interest at

15.0% per year. The Authority also has issued $50.0 million of Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by Chase Manhattan Bank (f/r/a Chemical Bank of New York) as its prime rate plus 1% which shall be set and revised at intervals of six months. The interest rates were 9.5% at September 30, 1998 and September 30, 1997. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been offered to be repurchased or retired, pursuant to the terms of the Senior Secured Notes, and certain other conditions have been fulfilled. Accrued and deferred interest payable on the Subordinated Notes is $31.5 million and $17.9 million at September 30, 1998 and 1997, respectively. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Secured Notes have been paid in full, unless certain conditions are met. During October 1998 and October 1997, $2.5 million of Subordinated Notes issued to Sun International pursuant to the Secured Completion Guarantee were purchased by Waterford Gaming L.L.C.

  In the event that the holders of the Senior Secured Notes reject all or any portion of the Excess Cash Purchase Offer, as defined in the Indenture, the Authority is required to offer to purchase, at par, certain amounts of the Subordinated Notes then outstanding. See Excess Cash Purchase Offer below for such offer made by the Authority.

 Excess Cash Purchase Offer

  Pursuant to the Senior Secured Notes, the Authority is required to make an Excess Cash Purchase Offer to all holders of the Senior Secured Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The Excess Cash Purchase Offer equals 50% of the Excess Cash Flow, as defined, plus 100% of the Deferred Subordinated Interest.

  An Excess Cash Purchase Offer of $29.1 million was made on January 28, 1998 for the period October 12, 1996 (date of commencement of operations) through September 30, 1997. In accordance with the Senior Secured Notes, the Authority offered to purchase the Senior Secured Notes at 113.5% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired, by its terms, on February 25, 1998, and none of the holders of the Senior Secured Notes accepted the offer.

  On March 12, 1998, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. The offer period concluded on April 2, 1998, and the holders of the Subordinated Notes also rejected the offer. On April 3, 1998, as permitted by Section 4.07(g) of the Senior Secured Notes Indenture, the Authority distributed the Excess Cash Purchase Offer of $29.1 million to the Tribe. The Authority will make an Excess Cash Purchase Offer to all holders of the Senior Secured Notes within 120 days of September 30, 1998, pursuant to the Senior Secured Notes. For the fiscal year ended September 30, 1998, it is estimated that this offer will be approximately $51.2 million.

NOTE 9--LEASES

  At September 30, 1998, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                             OPERATING CAPITAL
                                                              LEASES    LEASES
     FISCAL YEAR ENDING SEPTEMBER 30,                        --------- --------
     (IN THOUSANDS)
     1999...................................................  $3,600   $ 13,215
     2000...................................................   2,680     13,215
     2001...................................................      84      4,835
     2002...................................................     --       1,965
                                                              ------   --------
     Total minimum lease payment............................  $6,364     33,230
                                                              ======
     Amount representing interest...........................             (3,663)
                                                                       --------
     Total obligation under capital leases..................             29,567
     Less: Amount due within one year.......................            (11,004)
                                                                       --------
     Amount due after one year..............................           $ 18,563
                                                                       ========

  Rent expense on the non-cancelable operating leases was $3.6 million and $11.1 million for the year ended September 30, 1998 and the period from October 12, 1996 (date of commencement of operations) through September 30, 1997, respectively.

  The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, a debt to adjusted net worth ratio, and a debt service coverage ratio.

NOTE 10--RELATED PARTY TRANSACTIONS

  The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For both the year ended September 30, 1998 and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority incurred $7.7 million of expenses for such services, of which $7.4 million and $6.9 million was paid as of September 30, 1998 and 1997, respectively.

  The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location.

  The Tribe, through two other limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun.

  The Authority engages McFarland Johnson, Inc. for surveyance, civil engineering, and professional design services. Roland Harris, Chairman of the Management Board is a consultant for this corporation for a fixed fee. For the fiscal year ended September 30, 1998, the Authority incurred $54,354 for such services.

  Under terms of the Management Agreement, the Authority may award service contracts or purchase services from qualified members of the Tribe if the costs of services are competitive in the local market.

  As of September 30, 1998, 190 employees of the Authority are Mohegan tribal members.

  The executive officers of Mohegan Sun have been granted stock options from Sun International. The options vest over a seven-year period.

NOTE 11--EMPLOYEE BENEFIT PLANS

  Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings. The Authority recorded matching contributions of approximately $1.4 million and $792,000, respectively, to this plan for the year ended September 30, 1998 and the period ended September 30, 1997.

  Effective September 1, 1998, the Authority adopted the MTGA Non-Qualified Deferred Compensation Plan. This plan allows highly compensated employees, as defined in Section 414(q) of the Internal Revenue Code, to defer up to 100% of their income to the plan. As of September 30, 1998 there have been no contributions by eligible employees to this plan.

NOTE 12--COMMITMENTS AND CONTINGENCIES

 The Mohegan Compact

  The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80 million.

  The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other (except those consented to by the Mashantucket Pequot Tribe and/or Mohegan Tribe) gaming operations with slot machines or other commercial casino table games within Connecticut. The Authority has reflected $102.3 million and $80.7 million, respectively of gaming expense in its financial statements for the required Slot Win Contribution for the year ended September 30, 1998 and for the period from October 12, 1996 (date of commencement of operations) through September 30, 1997.

 Town of Montville Agreement

  On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Two annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1998 and 1997, respectively. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 1998, the Authority has paid $1.1 million to the Town of Montville towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

 Litigation

  The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

NOTE 13--TCA AGREEMENTS

 Management Agreement

  The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe has retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

  The Tribe has assigned its rights and obligations under the Management Agreement to the Authority. The term of the Management Agreement is seven years. TCA holds responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $47.4 million and $23.2 million, respectively, for the year ended September 30, 1998 and for the period ended September 30, 1997. At September 30, 1998, $4.1 million was owed to TCA in connection with the Management Agreement.

 Relinquishment Agreement

  In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supersedes the Management Agreement effective the later of January 1, 2000 (the "Relinquishment Date"), or the date the existing Series B Senior Secured Notes of the Authority in the original aggregate principal amount of $175 million are refinanced or repaid, and provides that the Authority shall make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun resort over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and the "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have their own payment schedule and priority. Payments of Senior Relinquishment Payments commence at the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until the fifteenth anniversary of the Relinquishment Date. Junior Relinquishment Payments commence at the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until the fifteenth anniversary of the Relinquishment Date. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires). The Authority, in accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The liability is estimated at $549.1 million as of September 30, 1998 and will be reassessed periodically. This amount was derived by discounting the present value of 5% of projected gross revenues by the Authority's risk free investment rate. The Authority has recognized the value of the trademarks associated with the Mohegan Sun brand name as of September 30, 1998. The value of the Mohegan Sun trademarks is $130 million. TCA's services will be retained in the development and construction of the Phase II expansion (See Development Agreement).

 Development Agreement

  The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion of Mohegan Sun and will receive compensation of $14 million for such services.

NOTE 14--EXTRAORDINARY ITEMS

  The Authority incurred $419.5 million of extraordinary items for the year ended September 30, 1998. Included in the expense is $332,000 related to the early extinguishment of debt and $419.1 million related to the Relinquishment Agreement discussed in Note 13.

NOTE 15--SUBSEQUENT EVENTS

  On December 7, 1998, the Authority opened a 4,000 square foot gas station facility. The facility consists of 16 gasoline pumps, one diesel fuel pump, and a convenience store that offers fresh baked goods and retail items. The cost of the facility was approximately $5.9 million and is being financed through equipment leasing and internally generated funds.

  On December 23, 1998, the Authority borrowed the final $878,000 available in equipment financing from CIT Group at an interest rate of 7.75% over 48 months.

  The Tribe has announced an expansion of Mohegan Sun consisting of 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,500 rooms, a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The expansion is estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. In connection with the expansion, the existing Senior Secured Notes and Subordinated Notes will be refinanced. It is anticipated that a loss on the extinguishment of the Senior Secured and Subordinated Notes will be reflected in the Authority's second quarter financial statements for fiscal 1999.

  Effective January 1, 1999, the Authority changed the employer contribution match of its retirement savings plan to 100% of eligible employee contributions up to a maximum of 3% of their individual earnings. This retirement savings plan as discussed in Note 11, is pursuant to Section 401(k) of the Internal Revenue Code.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 1998.

                                     MOHEGAN TRIBAL GAMING AUTHORITY

                                     By: /s/ Roland J. Harris
                                       ________________________________________
                                       Roland J. Harris
                                       Chairman, Management Board,
                                       Duly Authorized

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1998.

               SIGNATURE                               TITLE

         /s/ Roland J. Harris             Chairman and Member, Management
---------------------------------------    Board
           Roland J. Harris

         /s/ Jayne G. Fawcett             Vice-Chair and Member, Management
---------------------------------------    Board
           Jayne G. Fawcett

        /s/ William J. Velardo            Executive Vice President and General
---------------------------------------    Manager, Mohegan Sun (Principal
          William J. Velardo               Executive Officer)

        /s/ Jeffrey E. Hartmann           Senior Vice President and Chief
---------------------------------------    Financial Officer, Mohegan Sun
          Jeffrey E. Hartmann              (Principal Financial and Accounting
                                           Officer)

        /s/ Carlisle M. Fowler            Treasurer and Member, Management
---------------------------------------    Board
          Carlisle M. Fowler

        /s/ Loretta F. Roberge            Corresponding Secretary and Member,
---------------------------------------    Management Board
          Loretta F. Roberge

         /s/ Shirley M. Walsh             Recording Secretary and Member,
---------------------------------------    Management Board
           Shirley M. Walsh

           /s/ Mark F. Brown              Member, Management Board
---------------------------------------
             Mark F. Brown

        /s/ Courtland C. Fowler           Member, Management Board
---------------------------------------
          Courtland C. Fowler

       /s/ Maynard L. Strickland          Member, Management Board
---------------------------------------
         Maynard L. Strickland

          /s/ Glen R. LaVigne             Member, Management Board
---------------------------------------
            Glen R. LaVigne