Form 10-Q
period 1998-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1999-02-03
CIK 1005276

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

               For the quarterly period ended: December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transaction period                     to                           .

                       Commission file number: 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (Exact name of Registrant as specified in its charter)

                  N/A                                06-1436334
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

 Mohegan Sun Boulevard, Uncasville, CT                  06382
    (Address of principal executive                   (Zip Code)
               offices)

                                (860) 204-8000
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                   Total number of pages in this report: 17

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements
Review Report of Independent Public Accountants........................     1
Balance Sheets as of December 31, 1998 (unaudited) and September 30,
 1998..................................................................     2
Statements of Income for the Quarter Ended December 31, 1998 and 1997
 (unaudited)...........................................................     3
Statements of Capital for the Quarter Ended December 31, 1998 and 1997
 (unaudited)...........................................................     4
Statements of Cash Flows for the Quarter Ended December 31, 1998 and
 1997 (unaudited)......................................................     5
Notes to Financial Statements .........................................  6-10
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................. 11-14
PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings............................................    15
ITEM 2 -- Changes in Securities........................................    15
ITEM 3 -- Defaults upon Senior Securities..............................    15
ITEM 4 -- Submission of Matters to a Vote of Security Holders..........    15
ITEM 5 -- Other Information............................................    15
ITEM 6 -- Exhibits and Reports on Form 8-K.............................    15
Signatures -- Mohegan Tribal Gaming Authority..........................    16

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the Authority) as of December 31, 1998, and the related statements of income, capital and cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Authority's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheets of the Mohegan Tribal Gaming Authority as of September 30, 1998 and 1997, and the related statements of income (loss) and capital for the year ended September 30, 1998 and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997 (not presented herein) and statements of cash flows for the years ended September 30, 1998 and 1997 (not presented herein) and in our report dated December 21, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                             Arthur Andersen LLP

Hartford, Connecticut
February 2, 1999

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                                 (in thousands)

                                                     December 31, September 30,
                                                         1998         1998
                                                     ------------ -------------
                                                     (unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents.........................   $ 28,328      $36,264
  Restricted cash ..................................     81,250       74,466
  Receivables, net..................................      1,735        3,067
  Inventories.......................................      5,776        5,027
  Other current assets..............................      2,349        2,136
                                                       --------     --------
    Total current assets............................    119,438      120,960
Non-Current Assets:
  Property and equipment, net.......................    298,181      296,440
  Trademark.........................................    130,000      130,000
  Other assets, net.................................      7,127        7,080
                                                       --------     --------
    Total assets....................................   $554,746     $554,480
                                                       ========     ========
                            LIABILITIES AND CAPITAL
Current Liabilities:
  Current portion of capital lease obligations (Note
   3)...............................................   $ 11,463     $ 11,004
  Accounts payable and accrued expenses.............     44,382       46,857
  Accrued interest payable (Note 2).................      5,541       14,692
                                                       --------     --------
    Total current liabilities.......................     61,386       72,553
Non-Current Liabilities:
  Long-term debt (Note 2)...........................    300,191      296,539
  Relinquishment liability (Note 6).................    549,125      549,125
  Capital lease obligations, net of current portion
   (Note 3).........................................     16,344       18,563
                                                       --------     --------
    Total liabilities...............................    927,046      936,780
                                                       --------     --------
Commitments and Contingencies (Note 4)
Capital:
    Total capital...................................   (372,300)    (382,300)
                                                       --------     --------
    Total liabilities and capital...................   $554,746     $554,480
                                                       ========     ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                              STATEMENTS OF INCOME

                                 (in thousands)

                                     For the Quarter Ended For the Quarter Ended
                                       December 31, 1998     December 31, 1997
                                     --------------------- ---------------------
                                          (unaudited)           (unaudited)
Revenues:
  Gaming............................       $152,672              $119,798
  Food and beverage.................         15,013                12,596
  Retail and other..................         13,287                10,025
  Bingo operations..................          3,442                   929
                                           --------              --------
  Gross revenues....................        184,414               143,348
  Less--Promotional allowances......        (20,556)              (16,206)
                                           --------              --------
  Net revenues......................        163,858               127,142
                                           --------              --------
Costs and Expenses:
  Gaming............................         66,590                56,307
  Food and beverage.................          5,386                 4,940
  Retail and other..................          9,113                 6,390
  Bingo operations..................          3,377                   703
  General and administration........         27,622                23,740
  Management fee....................         13,645                 7,404
  Depreciation and amortization.....          4,669                 4,800
                                           --------              --------
  Total costs and expenses..........        130,402               104,284
                                           --------              --------
  Income from operations............         33,456                22,858
                                           --------              --------
Other income (expense):
  Interest and other income.........            615                   648
  Interest expense..................        (12,810)              (11,778)
                                           --------              --------
                                            (12,195)              (11,130)
                                           --------              --------
  Net income........................       $ 21,261              $ 11,728
                                           ========              ========


 The accompanying accountants' review report and notes to financial statements should be read in conjunction with these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL

                                 (in thousands)

                                    For the Quarter Ended For the Quarter Ended
                                      December 31, 1998     December 31, 1997
                                    --------------------- ---------------------
                                         (unaudited)           (unaudited)
Beginning balance..................       ($382,300)             $21,931
Net income.........................          21,261               11,728
Distributions to Tribe.............         (11,261)              (6,395)
                                          ---------              -------
Ending balance.....................       ($372,300)             $27,264
                                          =========              =======



 The accompanying accountants' review report and notes to financial statements should be read in conjunction with these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    For the Quarter Ended For the Quarter Ended
                                      December 31, 1998     December 31, 1997
                                    --------------------- ---------------------
                                         (unaudited)           (unaudited)
Cash flows provided by operating
 activities:
Net income........................        $ 21,261               $11,728
Adjustments to reconcile net
 income to net cash flow provided
 by operating activities:
  Depreciation and amortization...           4,669                 4,800
  Provision for losses on
   receivables....................              83                    19
Changes in operating assets and
 liabilities:
  (Increase) decrease in
   receivables and other assets...             (56)                  534
  Decrease in accounts payable and
   accrued expenses...............          (7,974)               (7,120)
                                          --------               -------
  Net cash flows provided by
   operating activities...........          17,983                 9,961
                                          --------               -------
Cash flows used in investing
 activities:
Purchase of property and
 equipment........................          (6,113)              (17,909)
Decrease in construction payable..             --                 (3,604)
                                          --------               -------
  Net cash flows used in investing
   activities.....................          (6,113)              (21,513)
                                          --------               -------
Cash flows used in financing
 activities:
Distributions to Tribe............         (11,261)               (6,395)
Increase in short-term
 borrowings.......................             --                    650
Proceeds from equipment
 financing........................             878                   --
Payment on equipment financing and
 short-term borrowings............          (2,639)               (2,212)
                                          --------               -------
  Net cash flows used in financing
   activities.....................         (13,022)               (7,957)
                                          --------               -------
  Net decrease in cash and cash
   equivalents....................          (1,152)              (19,509)
Cash and cash equivalents at
 beginning of period..............         110,730                88,844
                                          --------               -------
Cash and cash equivalents at end
 of period........................        $109,578               $69,335
                                          ========               =======
Supplemental disclosures of cash
 flow information:
  Cash paid during the period for
   interest.......................        $ 18,309               $16,700
                                          ========               =======

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

                                  (Unaudited)

1. Basis of Presentation:

   The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact"), that has been approved by the Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun").

   The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board has engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operation of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C. (See
Note 6 for discussion of Relinquishment Agreement between the Tribe and TCA).

   The accompanying financial statements have been prepared in accordance with the accounting policies described in the Authority's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The Balance Sheet at September 30, 1998, contained herein, was taken from the audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

   Certain amounts in the financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the quarter ended December 31, 1998 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2. Financing Facilities:

 Line of Credit

   The Authority has a $2.5 million line-of-credit and letter of credit arrangement with Fleet National Bank. Interest is payable at the bank's base rate or LIBOR option. Borrowings are collateralized by a security interest in all of the Authority's cash deposit accounts with Fleet National Bank. This arrangement expires on March 31, 2000. As of December 31, 1998, the Authority has issued letters of credit of $1.9 million and has no borrowings outstanding under the line-of-credit.

 Long-Term Debt

   Financing facilities, as described below, consisted of the following (in thousands):

                                                      December 31, September 30,
                                                          1998         1998
                                                      ------------ -------------
                                                      (unaudited)
      Senior Secured Notes...........................   $175,000     $175,000
      Subordinated Notes.............................    125,191      121,539
                                                        --------     --------
                                                        $300,191     $296,539
                                                        ========     ========

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Senior Secured Notes

   On September 29, 1995, the Authority issued $175 million in Senior Secured Notes with fixed interest payable at a rate of 13.5% per annum and Cash Flow Participation Interest, as defined therein, in an aggregate amount of 5% of the Authority's Cash Flow up to, during any two consecutive semi-annual periods, ending September 30, $250 million of the Authority's Cash Flow. Fixed interest is payable semi-annually and commenced May 15, 1996. The aggregate amount of Cash Flow Participation Interest payable will be reduced pro rata for reductions in the outstanding principal amount of Senior Secured Notes. The payment of Cash Flow Participation Interest may be deferred if the Authority's Fixed Charge Coverage Ratio, as defined, is less than 2.0. For the quarters ended December 31, 1998 and 1997, the Authority's Fixed Charge Coverage Ratio was 4.0 and 3.0, respectively. The Senior Secured Notes are redeemable at set prices, as set forth in the Senior Secured Notes, after November 15, 1999, at the option of the Authority (See Note 8 for discussion of the tender offer and consent solicitation). Upon the occurrence of certain events (as specified in the Senior Secured Notes) each holder of Senior Secured Notes can require the Authority to repurchase the notes at the specified prices.

   Beginning with the fiscal year ended September 30, 1997, the Authority was required within 120 days, under certain circumstances, to offer to purchase, at set prices, certain amounts of Senior Secured Notes then outstanding, under the Excess Cash Purchase Offer, as defined in the Senior Secured Notes. See Excess Cash Purchase Offer below.

 Subordinated Notes

   The Authority has obtained $90 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes"). The Authority has issued $20 million of Subordinated Notes to each of Sun International and Waterford Gaming L.L.C. which notes bear interest at 15% per year. The Authority also has issued $50 million in Subordinated Notes to Sun International evidencing draws made by the Authority under the secured completion guarantee provided by Sun International ("Secured Completion Guarantee"). Each Subordinated Note issued under the Secured Completion Guarantee bears interest at the rate per annum then most recently announced by the Chase Manhattan Bank (f/k/a Chemical Bank of New York) as its prime rate plus 1%, which shall be set and revised at intervals of six months. The interest rates were 8.75% and 9.5% at December 31, 1998 and 1997, respectively. Interest on the Subordinated Notes is payable semi-annually, provided, however that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been offered to be repurchased or retired, pursuant to the terms of the Senior Secured Notes, and certain other conditions have been fulfilled. Accrued and deferred interest payable on the Subordinated Notes was $35.2 million and $21.2 million as of December 31, 1998 and 1997, respectively. All Subordinated Notes are due 2003; however, principal cannot be paid until the Senior Secured Notes have been paid in full, unless certain conditions are met. During October 1998 and October 1997, a total of $5.0 million of Subordinated Notes, issued to Sun International pursuant to the Secured Completion Guarantee, were purchased by Waterford Gaming L.L.C.

   In the event that the holders of the Senior Secured Notes reject all or any portion of the Excess Cash Purchase Offer, as defined in the Indenture, the Authority is required to offer to purchase, at par, certain amounts of the Subordinated Notes then outstanding. See Excess Cash Purchase Offer below.

 Excess Cash Purchase Offer

   Pursuant to the Senior Secured Notes, the Authority is required to make an Excess Cash Purchase Offer to all holders of the Senior Secured Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The Excess Cash Purchase Offer equals 50% of the Excess Cash Flow, as defined, plus 100% of the Deferred Subordinated Interest.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   An Excess Cash Purchase Offer of $51.2 million was made on December 30, 1998 for the year ended September 30, 1998. In accordance with the Senior Secured Notes, the Authority offered to purchase the Senior Secured Notes at 112% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and none of the holders of the Senior Secured Notes accepted the offer.

   On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase, in the amount of the Excess Cash Purchase Offer, was made to the holders of the Subordinated Notes. On February 1, 1999, the holders of the Subordinated Notes rejected the offer. On February 2, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes Indenture, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe.

3. Leases:

   At December 31, 1998, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows (unaudited):

                                                              Operating Capital
      For the fiscal year ending September 30,                 Leases   Leases
      ----------------------------------------                --------- -------
                                                               (In Thousands)
      1999..................................................   $2,700   $ 9,756
      2000..................................................    2,680    13,008
      2001..................................................       84     5,557
      2002..................................................      --      2,358
      2003..................................................      --         64
                                                               ------   -------
      Total minimum lease payment...........................   $5,464    30,743
                                                               ======
      Amount representing interest..........................             (2,936)
                                                                        -------
      Total obligation under capital leases.................             27,807
      Less: Amount due within one year......................            (11,463)
                                                                        -------
      Amount due after one year.............................            $16,344
                                                                        =======

   Rent expense on the non-cancelable operating leases was $900,000 for each of the quarters ended December 31, 1998 and 1997.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other (except those consented to by the Mashantucket Pequot Tribe and the Mohegan Tribe) gaming operations with slot machines or other commercial casino games within Connecticut. The Authority has reflected $28.4 million and $22.0 million of gaming expense in its financial statements for the required Slot Win Contribution for the quarters ended December 31, 1998 and 1997, respectively.

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Two annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1998 and 1997, respectively. Additionally, the Tribe agreed to make a payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of December 31, 1998, the Authority has paid $1.6 million to the Town of Montville towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and will be amortized over 40 years.

5. Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 1998 and 1997, the Authority incurred expenses of $1.7 million and $1.3 million, respectively, for such services.

6. TCA Agreements:

 Management Agreement

   The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe has retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

   The Tribe has assigned its rights and obligations under the Management Agreement to the Authority. The term of the Management Agreement is seven years. TCA holds responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million and $7.4 million, respectively, for the quarters ended December 31, 1998 and 1997. At December 31, 1998, $3.7 million was owed to TCA in connection with the Management Agreement.

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supercedes the Management Agreement, effective the later of January 1, 2000, or the date the Senior Secured Notes of the Authority, in the original aggregate principal amount of

                        MOHEGAN TRIBAL GAMING AUTHORITY

$175 million, are refinanced or repaid (the "Relinquishment Date"), and provides that the Authority shall make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), are calculated as 2.5% of Revenues each, as defined, but each has its own payment schedule and priority. Senior Relinquishment Payments commence at the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until the fifteenth anniversary of the Relinquishment Date. Junior Relinquishment Payments commence at the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until the fifteenth anniversary of the Relinquishment Date. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires). The Authority, in accordance with Financial Accounting Standards Board Statement No. 5, ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligation under the Relinquishment Agreement. The liability is estimated at $549.1 million as of December 31, 1998 and will be reassessed periodically. This amount was derived by discounting the present value of 5% of projected gross revenues by the Authority's risk free investment rate. The Authority has also recognized the value of the trademarks associated with the Mohegan Sun brand name. The Mohegan Sun trademarks, which were appraised by an independent consultant, were valued at $130 million at December 31, 1998. TCA's services will be retained, however, in the development and construction of the Phase II expansion (See Development Agreement).

 Development Agreement

   The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion of Mohegan Sun and will receive compensation of $14 million for such services.

7. Employee Benefits Plans

   Effective January 1, 1999 pursuant to Section 401 of the Internal Revenue Code, the Authority increased the employer matching contribution of its retirement savings plan. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority now matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings.

8. Subsequent Events:

   On January 15, 1999, the Authority initiated a tender offer and consent solicitation for all of the Senior Secured Notes due 2002. The offer will expire at 12:00 midnight, New York City time on February 12, 1999, unless extended or terminated earlier. The tender offer price for the Senior Secured Notes is expected to be approximately $214 million. Funding of the tender offer and consent solicitation will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current operating results of Mohegan Sun make such financing a viable likelihood. As of January 29, 1999, holders of 99.9% of the Senior Secured Notes have accepted the Tender Offer and Consent Solicitation.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Quarters Ended December 31, 1998 and 1997 (unaudited):

   For the quarter ended December 31, 1998, the Connecticut slot market grew at a rate of 17.3%, reporting a gross slot win of $273.9 million, an increase of $40.4 million over the period ended December 31, 1997. Mohegan Sun exceeded the market's growth as it experienced a 30.3% increase in slot win over the same period in the prior year. Slot revenues of $111.1 million for the quarter ended December 31, 1998 reflected a slot win per unit per day of $401. Slot win per unit per day for the quarter ended December 31, 1997 was $311. The slot win growth of $25.8 million, or 30.3%, over the previous year reflected Mohegan Sun's growth in slot win market share of 3.8% over the same period in the prior year.

   Gaming revenues totaled $152.7 million for the quarter ended December 31, 1998, marking an increase of $32.9 million, or 27.4%, over the quarter ended December 31, 1997. The increase in gaming revenues is primarily due to a 17.3% growth in the Connecticut slot market and the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled 975,933 and 663,932 guests as of December 31, 1998 and 1997, respectively.

   For the quarter ended December 31, 1998, food and beverage revenues were $15.0 million, indicating a growth of $2.4 million, or 19.2%, over the prior year. Retail and other revenues were $13.3 million, a growth of $3.3 million, or 32.5%, over the same period in the prior year. The increase in non-gaming revenues is primarily attributed to increased utilization of complimentaries, the addition of two new retail outlets to the facility in December 1997 and April 1998, and the opening of the gas station facility in December 1998.

   Bingo revenues totaled $3.4 million for the quarter ended December 31, 1998, representing a $2.5 million increase over the same period in the prior year. The increase is a result of an improvement in the overall awareness of the bingo operation in the marketplace.

   Promotional allowances totaled $20.6 million for the quarter ended December 31, 1998, representing a $4.4 million, or 26.8%, increase over the prior year. The increase is attributable to a growth in the Mohegan Sun customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances as a percentage of gaming revenue remained constant at 13.5% for both the quarters ended December 31, 1998 and 1997.

   Total costs and expenses were $130.4 million for the quarter ended December 31, 1998, an increase of $26.1 million, or 25.0%, over the prior year. The increase in variable expenses is a direct result of an increase in volume as gross revenues increased by $41.1 million, or 28.6%, partially offset by improved operating efficiencies in costs such as rent expense and cost of goods sold.

   Gaming costs and expenses were $66.6 million for the quarter ended December 31, 1998, an increase of $10.3 million, or 18.2%, over the same period in the prior year. The slot win contribution for the quarter ended December 31, 1998 totaled $28.4 million. This represents an increase of $6.4 million over the same period in the prior year, which is directly attributable to the $25.8 million increase in slot revenues.

   General and administrative costs were $27.6 million for the quarter ended December 31, 1998. The increase of $3.9 million or 16.4% is partially attributable to innovative marketing and advertising campaigns which increased the length of stay and frequency of patron visits.

   Management fees earned by Trading Cove Associates totaled $13.6 million for the quarter ended December 31, 1998, an increase of $6.2 million, or 84.3%, over the fees paid in last year's period. The increase in management fees is a direct result of the increase in income from operations.

   For the quarter ended December 31, 1998, depreciation and amortization decreased by $131,000, or 2.7%, as compared with the same period in the prior year. The decrease is primarily attributable to the expensing of financing fees in fiscal 1998, partially offset by an increase in depreciation for newly acquired capital assets such as the race book and gas station facilities.

   Income from operations for the quarter ended December 31, 1998 totaled $33.5 million, compared to $22.9 million in the same period in the prior year. The year over year increase of $10.6 million, or 46.4%, is primarily due to the 27.4% increase in gaming revenues and improved operating efficiencies.

   Interest and other income was $615,000 for the quarter ended December 31, 1998, a decrease of $33,000, or 5.1%, over the same period in the prior year.

   Interest expense of $12.8 million for the quarter ended December 31, 1998 represented an increase of $1.0 million, or 8.8%, over the same period in the prior year. This increase was mainly attributable to an increase in the cash flow participation interest held by the Senior Secured Notes, which is derived as a percent of increased earnings before extraordinary items, interest, taxes, depreciation, amortization and management fees. Cash flow participation interest is paid to the holders of the Senior Secured Notes pursuant to the Senior Secured Notes Indenture.

 Liquidity, Capital Resources and Capital Spending

   As of December 31, 1998 and 1997, the Authority held cash and cash equivalents of $28.3 million and $36.3 million, respectively. Cash provided by operating activities for the quarters ended December 31, 1998 and 1997 was $18.0 million and $10.0 million, respectively.

   The Authority's capital expenditures for the quarters ended December 31, 1998 and 1997 approximated $6.1 million and $17.9 million, respectively. Capital expenditures in fiscal 1999 included $2.9 million for facility improvements and the acquisition of new capital assets, and $3.2 million for construction costs associated with the construction of the on-site gas station facility and the preliminary stages of the planned expansion of Mohegan Sun. Capital spending in fiscal 1998 was comprised of $1.7 million for the purchase of new capital assets, $3.6 million in the settlement of construction claims with Morse Diesel, Inc. related to the initial construction of Mohegan Sun, and $12.6 million for the purchase of assets previously held under operating leases.

   The Authority opened a 4,000 square foot gas station facility on December 7, 1998. The facility consists of 16 gasoline pumps, one diesel fuel pump, and a convenience store that offers fresh baked goods and retail items. The final cost of the facility will be approximately $5.9 million, with expenditures totaling $4.7 million through December 31, 1998.

   During 1998, the Authority finalized contract negotiations with TCA for the expansion of Mohegan Sun ("Phase II"), which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,500 rooms, and a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. These firms, in conjunction with the Tribe, are in the process of developing a construction schedule. As a result, the estimated project cost is still subject to adjustment. Phase II is expected to break ground in the spring of 1999. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services.

   Under the terms of the Relinquishment Agreement, TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The liability is estimated at $549.1 million as of December 31, 1998 and will be reassessed periodically. The Authority has capitalized $130 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name.

   For the remainder of fiscal 1999, the Authority expects capital expenditures to be approximately $13.4 million on facility improvements and $52.6 million on existing construction projects. These existing construction project expenditures include $1.2 million relating to the completion of the gas station facility, and $51.4 million on the Phase II expansion.

   During the quarters ended December 31, 1998 and 1997, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the Indenture for the Senior Secured Notes, distributed a total of $11.3 million and $6.4 million, respectively, to the Tribe. As required under the Indenture for the Senior Secured Notes, the Authority made an Excess Cash Purchase Offer of $51.2 million to all holders of the Senior Secured Notes on December 30, 1998. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and none of the holders of the Senior Secured Notes accepted the offer. On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. On February 1, 1999, the holders of the Subordinated Notes also rejected the offer. On February 2, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes Indenture, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe.

   On January 15, 1999, the Authority initiated a tender offer and consent solicitation for the repurchase of all $175 million, aggregate principal amount outstanding, of its 13.5% Senior Secured Notes due 2002. The offer will expire at 12:00 midnight, New York City time on February 12, 1999, unless extended or terminated earlier. It is expected that the tender offer price for the Senior Secured Notes will be approximately $214 million. Payment of the tender offer and consent solicitation will require additional sources of funding, which may include public and private debt and bank financing. There can be no assurance that the Authority will be able to obtain such financing, although the Authority believes that the current operating results of Mohegan Sun make such financing a viable likelihood. As of January 29, 1999, holders of 99.9% of the Senior Secured Notes have accepted the Tender Offer and Consent Solicitation.

   On November 15, 1998 and 1997, the Authority made interest payments of $11.8 million each to the holders of the Senior Secured Notes and payments of $5.8 million and $4.1 million, respectively, in Cash Flow Participation Interest on such dates to such debtholders. There are no cash interest payment requirements on the Subordinated Notes as interest is accrued and deferred until 50% of the Senior Secured Notes are offered to be repurchased or retired, as defined.

   Management believes that existing cash balances and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next 12 months.

Year 2000 Readiness Disclosure

 Background

   Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize, or properly treat, the year 2000 may cause systems to process financial and operational information incorrectly resulting in system failures and other business problems.

 Risk Factors

   The Authority, like many organizations, depends on fully operational computer systems in all areas of its operations. Additionally, the Authority is dependent upon many vendors to provide uninterrupted service for its operation to run effectively. Exposure to both of these risk factors are issues for which the Authority is formulating an approach to handle these issues.

 Approach

   With the assistance of an outside consultant, the Authority has implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program includes inventorying entities, identifying problems, planning compliance, calculating time and cost estimates and generating implementation strategies, attempting to correct the problems and testing the solutions. The consultant will examine the methodology being used to approach risks in the facilities' embedded systems and in products in the Authority's supply chain. While the Authority's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

 Status

   As of December 1998, the Authority is approximately 65% in conformance with the Gartner Group Year 2000 best practices model. The Authority anticipates completion of the program by March 31, 1999. If at that time it is determined that the program will not be completed, however, the Authority will develop a contingency plan.

 Cost

   The Authority has incurred approximately $100,000 in costs associated with the Year 2000 Program as of December 31, 1998. The Authority does not separately track the internal costs incurred for the Year 2000 program, and the $100,000 of costs incurred through December 31, 1998 are principally related to payroll costs for the Authority's information systems group and outside consulting fees. Although there can be no assurances, it is anticipated that costs associated with the remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

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

                          PART II -- OTHER INFORMATION

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

   An Excess Cash Purchase Offer of $51.2 million was made on December 30, 1998 for the year ended September 30, 1998. In accordance with the Senior Secured Notes, the Authority offered to purchase the Senior Secured Notes at 112% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest to the purchase date. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and none of the holders of the Senior Secured Notes accepted the offer.

   On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. On February 1, 1999, the holders of the Subordinated Notes also rejected the offer. On February 2, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes Indenture, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe.

   On January 15, 1999, the Authority initiated a tender offer and consent solicitation for the repurchase of all of the 13.5% Senior Secured Notes. The offer will expire on February 12, 1999, unless extended or terminated earlier. As of January 29, 1999, holders of 99.9% of the Senior Secured Notes have accepted the Tender Offer and Consent Solicitation.

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

                                          MOHEGAN TRIBAL GAMING AUTHORITY

                                                /s/ Roland Harris
   Date: February 3, 1999                 By: _________________________________
                                          Roland J. Harris
                                          Chairman, Management Board,
                                          Duly Authorized

                                                /s/ William J. Velardo
   Date: February 3, 1999                 By: _________________________________
                                          William J. Velardo
                                          Executive Vice President and
                                          General Manager

                                                /s/ Jeffrey E. Hartmann
   Date: February 3, 1999                 By: _________________________________
                                          Jeffrey E. Hartmann, Senior Vice
                                           President,
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)