Form 10-Q
period 1999-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1999-05-14
CIK 1005276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transaction period       to       .

                       Commission file number: 033-80655

                               ----------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of Registrant as specified in its charter)

                               ----------------

                     N/A                                         06-1436334
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification No.)

   Mohegan Sun Boulevard, Uncasville, CT                          06382
  (Address of principal executive offices)                       (Zip Code)


                                 (860) 204-8000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Total number of pages in this report:   21

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements
Review Report of Independent Public Accountants.........................      1
Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 1999
 (unaudited) and September 30, 1998.....................................      2
Statements of Income of Mohegan Tribal Gaming Authority for the Three-
 and Six-Months Ended March 31, 1999 and 1998 (unaudited)...............      3
Statements of Capital of Mohegan Tribal Gaming Authority for the Six-
 Months Ended March 31, 1999 and 1998 (unaudited).......................      4
Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six-
 Months Ended March 31, 1999 and 1998 (unaudited).......................      5
Notes to Financial Statements of Mohegan Tribal Gaming Authority........   6-11
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations..............................................  12-17
PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings.............................................     18
ITEM 2 -- Changes in Securities.........................................     18
ITEM 3 -- Defaults upon Senior Securities...............................     18
ITEM 4 -- Submission of Matters to a Vote of Security Holders...........     18
ITEM 5 -- Other Information.............................................     18
ITEM 6 -- Exhibits and Reports on Form 8-K..............................     18
Signatures -- Mohegan Tribal Gaming Authority...........................     19

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of March 31, 1999, and the related statements of income (loss), capital and cash flows for the six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Authority's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1998, and the related statements of income (loss), capital and cash flows for the year ended September 30, 1998 (not present herein) and in our report dated December 21, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen llp

Hartford, Connecticut
May 8, 1999

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                                 (in thousands)

                                                        March 31,   September 30,
                                                          1999          1998
                                                       -----------  -------------
                                                       (unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $  262,785     $  36,264
  Restricted cash.....................................      1,000        74,466
  Defeasance trust asset (Note 2).....................    135,507           --
  Receivables, net....................................      2,727         3,067
  Inventories.........................................      6,141         5,027
  Other current assets................................      2,516         2,136
                                                       ----------     ---------
    Total current assets..............................    410,676       120,960
                                                       ----------     ---------
Non-Current Assets:
  Property and equipment, net.........................    300,539       296,440
  Trademark, net......................................    129,141       130,000
  Other assets, net...................................     18,803         7,080
                                                       ----------     ---------
    Total assets...................................... $  859,159     $ 554,480
                                                       ==========     =========
               LIABILITIES AND CAPITAL
Current Liabilities:
  Current portion of capital lease obligations........     11,329        11,004
  Defeasance trust liability (Note 2).................    128,893           --
  Accounts payable and accrued expenses...............     49,764        46,857
  Accrued interest payable............................      3,306        14,692
                                                       ----------     ---------
    Total current liabilities.........................    193,292        72,553
                                                       ----------     ---------
Non-Current Liabilities:
  Long-term debt......................................    500,000       296,539
  Relinquishment liability............................    560,132       549,125
  Capital lease obligations, net of current portion...     13,743        18,563
                                                       ----------     ---------
    Total liabilities.................................  1,267,167       936,780
                                                       ----------     ---------
Commitments and Contingencies (Note 4)
Capital:
    Total capital.....................................   (408,008)     (382,300)
                                                       ----------     ---------
    Total liabilities and capital..................... $  859,159     $ 554,480
                                                       ==========     =========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                          STATEMENTS OF INCOME (LOSS)

                                 (in thousands)

                         For the Three  For the Three   For the Six    For the Six
                          Months Ended   Months Ended   Months Ended  Months Ended
                         March 31, 1999 March 31, 1998 March 31, 1999 March 31,1998
                         -------------- -------------- -------------- -------------
                          (unaudited)     (unaudited)    (unaudited)   (unaudited)
Revenues:
  Gaming................   $ 149,169       $133,275       $301,841      $253,073
  Food and beverage.....      14,417         13,474         29,430        26,070
  Retail and other......      11,216          7,229         24,503        17,254
  Bingo operations......       3,727          5,982          7,169         6,912
                           ---------       --------       --------      --------
  Gross revenues........     178,529        159,960        362,943       303,309
  Less--Promotional
   allowances...........     (19,956)       (14,943)       (40,512)      (31,149)
                           ---------       --------       --------      --------
  Net revenues..........     158,573        145,017        322,431       272,160
                           ---------       --------       --------      --------
Cost and expenses:
  Gaming................      65,861         59,431        132,451       115,739
  Food and beverage.....       4,931          5,790         10,317        10,730
  Retail and other......       6,977          4,429         16,091        10,818
  Bingo operations......       2,506          5,466          5,883         6,171
  General and
   administration.......      23,906         21,297         51,528        45,036
  Management fee........      14,398         12,593         28,043        19,997
  Depreciation and
   amortization.........       5,506          4,122         10,175         8,922
                           ---------       --------       --------      --------
  Total costs and
   expenses.............     124,085        113,128        254,488       217,413
                           ---------       --------       --------      --------
  Income from
   operations...........      34,488         31,889         67,943        54,747
                           ---------       --------       --------      --------
Other income (expense):
  Relinquishment
   liability
   reassessment.........     (11,007)           --         (11,007)          --
  Interest and other
   income...............       1,204            592          1,818         1,240
  Interest expense......     (12,806)       (12,414)       (25,616)      (24,192)
                           ---------       --------       --------      --------
                            (22,609)        (11,822)       (34,805)      (22,952)
                           ---------       --------       --------      --------
  Income before
   extraordinary items..      11,879         20,067         33,138        31,795
  Extraordinary items
   (Note 8).............     (39,423)          (332)       (39,423)         (332)
                           ---------       --------       --------      --------
  Net income (loss).....   ($27,544)        $19,735       ($6,285)       $31,463
                           =========       ========       ========      ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL

                                 (in thousands)

                             For the Six Months Ended For the Six Months Ended
                                  March 31, 1999           March 31, 1998
                             ------------------------ ------------------------
                                   (unaudited)              (unaudited)
Beginning balance...........        $(382,300)                $21,931
Net income..................           (6,285)                 31,463
Capital contribution by
 Tribe......................           51,243                     --
Distributions to Tribe......          (70,666)                (19,483)
                                    ---------                 -------
Ending balance..............        $(408,008)                $33,911
                                    =========                 =======



 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                              For the Six Months Ended For the Six Months Ended
                                   March 31, 1999           March 31, 1998
                              ------------------------ ------------------------
                                    (unaudited)               (unaudited)
Cash flows provided by
 operating activities:
Net income..................          ($ 6,285)                $31,463
Adjustments to reconcile net
 income to net cash flow
 provided by operating
 activities:
  Depreciation and
   amortization.............            10,175                   8,922
  Loss on early
   extinguishment of debt...            33,717                     332
  Write off of financing
   fees.....................             5,706                     --
  Loss on asset disposal....               335                      22
  Provision for losses on
   receivables..............               147                     243
  Relinquishment liability
   reassessment.............            11,007                     --
Changes in operating assets
 and liabilities:
  (Increase) decrease in
   receivables and other
   assets...................            (2,550)                    487
  (Decrease) increase in
   accounts payable and
   accrued expenses.........            (1,126)                 17,425
                                      --------                 -------
  Net cash flows provided by
   operating activities.....            51,126                  58,894
                                      --------                 -------
Cash flows used in investing
 activities:
Purchase of property and
 equipment..................           (13,184)                (19,882)
Decrease in construction
 payable....................               --                   (3,604)
                                      --------                 -------
  Net cash flows used in
   investing activities.....           (13,184)                (23,486)
                                      --------                 -------
Cash flows provided by (used
 in) financing activities:
Distributions to Tribe......           (70,666)                (19,483)
Contribution of capital by
 Tribe......................            51,243                     --
Proceeds from issuance of
 long-term borrowings.......           500,000                     650
Capitalized financing fees..           (16,745)                    --
Defeasance trust asset......          (135,507)                    --
Proceeds from equipment
 financing..................               879                     --
Payment on equipment
 financing..................            (5,347)                 (9,251)
Extinguishment of Senior
 Secured Notes..............          (208,717)                    --
                                      --------                 -------
  Net cash flows provided by
   (used in) financing
   activities...............           115,113                 (28,084)
                                      --------                 -------
  Net increase in cash and
   cash equivalents.........           153,055                   7,324
Cash and cash equivalents at
 beginning of period........           110,730                  88,844
                                      --------                 -------
Cash and cash equivalents at
 end of period..............          $263,785                 $96,168
                                      --------                 -------
Supplemental Disclosures:
  Cash paid during the
   period for interest......          $ 30,177                 $17,446

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                                  (Unaudited)

1. Basis of Presentation:

   The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact"), that was approved by the Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun").

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

   The accompanying financial statements have been prepared in accordance with the accounting policies described in the Authority's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The Balance Sheet at September 30, 1998, contained herein, was taken from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

   Certain amounts in the financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three- and six-months ended March 31, 1999 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2. Long-Term Debt:

 Bank Credit Facility

   On March 3, 1999, the Authority entered into a syndicated $425 million reducing, revolving, secured credit facility ("Bank Credit Facility") maturing in March of 2004. The Authority has the right, within two years following the closing of the Bank Credit Facility, to arrange for increases in the loan amounts to an aggregate amount of $500 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun casino is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted LIBOR based formula plus applicable spreads. As of March 31, 1999, there are no borrowings outstanding on the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Long-Term Debt

   Long-term debt, as described below, consisted of the following (in thousands):

                                                           March   September 30,
                                                          31, 1999     1998
                                                          -------- -------------
   Senior Notes.......................................... $200,000   $    --
   Senior Subordinated Notes.............................  300,000        --
   Senior Secured Notes..................................      --     175,000
   Subordinated Notes....................................      --     121,539
                                                          --------   --------
                                                          $500,000   $296,539
                                                          ========   ========

 Senior Notes

   On March 3, 1999, the Authority issued $200 million in Senior Notes with fixed interest payable at a rate of 8 1/8%. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility. Fifty percent of the Relinquishment Agreement (Note 6) payment to Trading Cove Associates will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes.

 Senior Subordinated Notes

   On March 3, 1999, the Authority issued $300 million in Senior Subordinated Notes with fixed interest payable at a rate of 8 3/4%. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, to the Senior Notes and to 50% of the Relinquishment Agreement payment to Trading Cove Associates. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations.

 Senior Secured Notes

   On March 3, 1999 the Authority extinguished the $175 million Senior Secured Notes due 2002 ("Senior Secured Notes") for $208.7 million including a tender premium of $33.7 million but excluding $11.3 million in accrued interest. Sources of funding for the extinguishment of the Senior Secured Notes include the issuance of $200 million in Senior Notes and $300 million in Senior Subordinated Notes.

 Subordinated Notes

   The Authority has agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority has exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority has established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that is estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. All Subordinated Notes are currently held by Sun International Hotels Limited, the parent company of a partner in Trading Cove Associates, and by Waterford Gaming L.L.C., also a partner in Trading Cove Associates.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Letters of Credit

   Subsequent to the closing of the Bank Credit Facility, the Authority replaced its $2.5 million secured line-of-credit and letter of credit arrangement with Fleet National Bank with a $250,000 unsecured letter of credit with Fleet National Bank that will expire on June 30, 2000, and with a $1.6 million letter of credit agreement with Bank of America, which expires in April 2000.

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio and certain debt leverage ratios.

3. Leases:

   At March 31, 1999, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                             Operating Capital
   For the fiscal year ending September 30,                   Leases    Leases
   ----------------------------------------                  --------- --------
   (In Thousands)
   1999.....................................................  $1,800   $  6,648
   2000.....................................................   2,680     13,297
   2001.....................................................      84      5,075
   2002.....................................................     --       2,358
   2003.....................................................     --          64
                                                              ------   --------
   Total minimum lease payment..............................  $4,564     27,442
                                                              ======
   Amount representing interest.............................             (2,370)
                                                                       --------
   Total obligation under capital leases....................             25,072
   Less: Amount due within one year.........................            (11,329)
                                                                       --------
   Amount due after one year................................           $ 13,743
                                                                       ========

   Rent expense on the non-cancelable operating leases was $900,000 for each of the quarters ended March 31, 1999 and 1998.

4. Commitments and Contingencies:

 The Mohegan Compact

   The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80 million.

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within Connecticut (except those consented to by the Mashantucket Pequot Tribe and the Mohegan Tribe). The Authority has reflected $27.9 million and $24.3 million of gaming expense in its financial statements for the required Slot Win Contribution for the quarters ended March 31, 1999 and 1998, respectively. For the six-months ended March 31, 1999 and 1998 the Slot Win Contribution totaled $56.3 million and $46.3 million, respectively.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Two annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1998 and 1997, respectively. Additionally, the Tribe agreed to make a payment of $3.0 million for infrastructure improvements to the Town's water system. If the Town does not expend the funds, the Authority has no obligation to the Town. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of March 31, 1999, the Authority has paid $1.9 million to the Town of Montville for improvements to the municipal water system. The incurred cost has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

5. Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 1999 and 1998, the Authority incurred expenses of $2.0 million and $1.8 million, respectively, for such services. Expenses for governmental and administrative services totaled $3.9 million and $3.6 million for the six-months ended March 31, 1999 and 1998, respectively.

6. TCA Agreements:

 Management Agreement

   The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

   The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA holds responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $14.4 million and $12.6 million, respectively, for the quarters ended March 31, 1999 and 1998. For the six-months ended March 31, 1999 and 1998, management fees were $28.0 million and $20.0 million, respectively. At March 31, 1999, $5.8 million was owed to TCA in connection with the Management Agreement.

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into the "Relinquishment Agreement". The Relinquishment Agreement supercedes the Management Agreement, effective January 1, 2000 and provides that the Authority shall make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by Mohegan Sun over a 15-year period commencing on January 1, 2000 ("the Relinquishment Date"). The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), are calculated as 2.5% of Revenues each, as defined, but each has its own payment schedule and priority. Payments of Senior Relinquishment Payments commence at the end of the first three-month period,

                        MOHEGAN TRIBAL GAMING AUTHORITY

March 31, 2000, following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commence at the end of the first six-month period, June 30, 2000, following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires). Fifty percent of the Relinquishment Agreement will rank equal in right of payment to the Senior Notes and be subordinated to the Bank Credit Facility and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes and Bank Credit Facility and equal to the Senior Subordinated Notes.

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5, ("SFAS No. 5"), "Accounting for Contingencies," has recorded a Relinquishment Liability of the estimated present value of its obligation under the Relinquishment Agreement. The liability is estimated to be $560 million as of March 31, 1999 and will be reassessed periodically. This amount was derived by discounting the present value of the projected payments to TCA by the Authority at the Authority's risk free investment rate. The Authority has also recognized the value of the trademarks associated with the Mohegan Sun brand name. The Mohegan Sun trademarks, which were appraised by an independent consultant, were valued at $130 million. The Authority is amortizing these trademarks over 38 years, the remaining life of the facility and land improvements. As of March 31, 1999, the accumulated amortization was $859,000.

 Development Agreement

   The Authority has negotiated an agreement with TCA (the "Development Agreement"), which will make TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion of Mohegan Sun and will receive compensation of $14 million for such services.

7. Employee Benefits Plans

   Effective January 1, 1999, pursuant to Section 401 of the Internal Revenue Code, the Authority increased the employer matching contribution of its retirement savings plan. The Authority now matches 100% of eligible employees' contribution up to a maximum of 3% of their individual earnings. These contributions vest over a five year period. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan.

   Effective September 1998, the Authority adopted a Nonqualified Deferred Retirement Plan for certain key employees. The Nonqualified Deferred Retirement Plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the Authority's 401(k) savings plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

                        MOHEGAN TRIBAL GAMING AUTHORITY

8. Extraordinary Items

   On March 3, 1999, the Authority extinguished the $175 million Senior Secured Notes for $208.7 million including a tender premium of $33.7 million but excluding $11.3 million of accrued interest. The Authority also wrote-off $5.7 million in financing fees related to the $175 million Senior Secured Notes. Both the tender premium and the financing fee write-off have been reflected as extraordinary items.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three-Months Ended March 31, 1999 and 1998:

   Consolidated net revenues for the three-months ended March 31, 1999 were $158.6 million compared with $145.0 million reported for the same period of the prior year. This 9.3% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $149.2 million for the three-months ended March 31, 1999, marking an increase of $15.9 million or 12% over the three-months ended March 31, 1998. The increase in gaming revenues is primarily due to a 15% growth in slot machine revenues. Mohegan Sun slot growth for the quarter exceeded the 7% growth in the Connecticut market for the quarter. Also contributing is the continued growth of the Mohegan Sun patron base. Membership in the Mohegan Sun Player's Club totaled 1.0 million patrons and 739,354 patrons as of March 31, 1999 and 1998, respectively.

   For the three-months ended March 31, 1999, food and beverage revenues were $14.4 million, indicating a growth of $1.0 million or 7.0% over the prior year. Retail and other revenues were $11.2 million, a growth of $4.0 million or 55.0% over the same period in the prior year. The increase in retail and other revenues is primarily attributed to the addition of the Autobody Express retail outlet in April 1998 and the opening of the on-site fueling facility in December 1998. Bingo revenues decreased by $2.3 million during the three-months ended March 31, 1999 compared to the same period in the prior year as a result of fewer bingo sessions in the three-months ended March 31, 1999.

   Promotional allowances totaled $20.0 million for the three-months ended March 31, 1999, representing a $5.0 million or 33.5% increase over the prior year. The increase is attributable to growth in the Mohegan Sun patron base as well as increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances as a percentage of gaming revenue were 13.4% and 11.2% for the three-months ending March 31, 1999 and 1998, respectively.

   Total costs and expenses were $124.1 million for the three-months ended March 31, 1999, an increase of $11.0 million or 9.7% over the prior year.

   Gaming costs and expenses were $65.9 million for the quarter, an increase of $6.4 million or 10.8% over the same period in the prior year. The slot win contribution for the three-months ended March 31, 1999 totaled $27.9 million. This represents an increase of $3.6 million over the same period in the prior year, which is directly attributable to a $14.8 million increase in slot revenues.

   Food and beverage costs were $4.9 million for the three-months ended March 31, 1999, a decrease of $860,000 or 15% from the same period in the prior year. This is due to increased efficiencies in food production costs.

   Retail and other costs were $7.0 million for the three-months ended March 31, 1999, an increase of $2.5 million or 57% from the same period in the prior year. The increase is primarily a result of the on-site fueling facility that opened in December 1998 as well as increased utilization of the Mohegan Sun complimentary program in the retail outlets.

   Bingo operation costs of $2.5 million for the three-months ended March 31, 1999 decreased $2.9 million or 54% due to improved operating efficiencies and changes in the bingo session calendar.

   General and administrative costs were $23.9 million for the three-months ended March 31, 1999. The increase of $2.6 million or 12.3% is attributable to the increased frequency of patron visits for the three-months ended March 31, 1999, as compared to the same period in the prior year.

   Management fees earned by Trading Cove Associates totaled $14.4 million for the three-months ended March 31, 1999, an increase of $1.8 million or 14.3%. The increase in management fees is a direct result of the increase in operating income.

   For the three-months ended March 31, 1999, depreciation and amortization increased by $1.4 million over the same period in the prior year. The increase is primarily attributable to the $859,000 amortization of the trademark asset.

   Income from operations for the three-months ended March 31, 1999 totaled $34.5 million, compared to $31.9 million in the same period in the prior year. The year over year increase of $2.6 million or 8.2% is primarily due to increased gaming revenues and the increased efficiencies in food and beverage and bingo operations.

   Interest and other income were $1.2 million for the three-months ended March 31, 1999, an increase of $612,000 or 103.2% over prior year. The increase in interest income is related to the closing on the $200 million Senior Notes and the $300 Senior Subordinated Notes on March 3, 1999. Although a portion of the financing was utilized to pay off existing debt, $129.4 million has been invested to fund future construction of the expansion.

   Interest expense of $12.8 million for the three-months ended March 31, 1999 represented an increase of $392,000 or 3.2% over prior period interest expense. This increase was mainly attributable to the additional interest on the $200 million 8 1/8% Senior Notes and $300 million 8 3/4% Senior Subordinated Notes during the month of March. This is partially offset by the tender of the existing Senior Secured Notes that had a coupon rate of 13.5%.

 Comparison of Operating Results for the Six-Months Ended March 31, 1999 and
 1998:

   Consolidated net revenues for the six-months ended March 31, 1999 were $322.4 million compared with $272.2 million reported for the same period of the prior year. This 18.5% increase is mainly attributable to an increase in gaming revenues.

   Gaming revenues of $301.8 million for the six-months ended March 31, 1999, marked an increase of $48.8 million or 19% over the period ended March 31, 1999. The increase in gaming revenues is primarily due to a 12.0% growth in the Connecticut slot market and the continued growth of the Mohegan Sun patron base. Membership in the Mohegan Sun Player's Club totaled 1.0 million and 739,354 as of March 31, 1999 and 1998, respectively. Additionally, the racebook facility opened in September 1998, which has increased gaming revenue by $3.3 million over the same period in the prior year.

   For the six-months ended March 31, 1999, food and beverage revenues were $29.4 million, indicating a growth of $3.4 million or 12.9% over the prior year. Retail and other revenues were $24.5 million, a growth of $7.2 million or 42.0% over the same period in the prior year. The increase in non-gaming revenues is primarily attributed to increased utilization of complimentaries, the addition of the Autobody Express retail outlet in April 1998 and the opening of the on-site fueling facility in December 1998.

   Bingo revenues totaled $7.2 million for the six-months ended March 31, 1998, representing a $257,000 increase over the same period in the prior year. The increase is a result of an improved market awareness of the bingo operation.

   Promotional allowances totaled $40.5 million for the six-months ended March 31, 1999, representing a $9.4 million or 30.1% increase over the prior year. The increase is attributable to a growth in the Mohegan Sun patron base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances as a percentage of gaming revenue was 13.4% and 12.3% for the six-months ended March 31, 1999 and 1998, respectively.

   Total costs and expenses were $254.5 million for the six-months ended March 31, 1999, an increase of $37.1 million or 17.1% over the prior year.

   Gaming costs and expenses were $132.5 million for the six-months ended March 31,1999, an increase of $16.7 million or 14.5% over the same period in the prior year. The increase in gaming costs and expenses is directly attributable to the $9.9 million increase in the slot win contribution over the same period in the prior year.

   Food and beverage costs were $10.3 million for the six-months ended March 31, 1999, a decrease of $413,000 or 4% from the same period in the prior year. This is due to increased efficiencies in food production costs.

   Retail and other costs were $16.1 million for the six-months ended March 31, 1999, an increase of $5.3 million or 49% from the same period in the prior year. The increase is primarily a result of the on-site fueling facility that opened in December 1998 as well as increased utilization of the Mohegan Sun complimentary program in the retail outlets.

   Bingo operation costs of $5.9 million for the six-months ended March 31, 1999 decreased $288,000 or 4.7% due to increased operating efficiencies and fewer bingo sessions.

   General and administrative costs were $51.5 million for the six-months ended March 31, 1999. The increase of $6.5 million or 14.4% is partially attributable to the increased frequency of patron visits for the six-months ended March 1999 as compared to the same period in the prior year.

   Management fees earned by Trading Cove Associates totaled $28.0 million for the six-months ended March 31, 1999, an increase of $8.0 million or 40.2%. The increase in management fees is a direct result of the 13.7% increase in operating income.

   For the six-months ended March 31, 1999, depreciation and amortization increased by $1.3 million or 14.5% over the same period in the prior year. The increase is attributable to the $859,000 amortization of the trademark asset. Also contributing to the increase in depreciation are newly acquired capital assets utilized in the racebook and gas station facilities.

   Income from operations for the six-months ended March 31, 1999 totaled $67.9 million, compared to $54.7 million in the same period in the prior year. The year over year increase of $13.2 million or 24.1% is primarily due to the 19.3% increase in gaming revenues and improved operating efficiencies.

   Interest and other income were $1.8 million for the six-months ended March 31, 1999, an increase of $578,000 or 46.6% over prior year. The increase in interest income is related to the closing on the $200 million 8 1/8% Senior Notes and the $300 million 8 3/4% Senior Subordinated Notes on March 3, 1999. A portion of the financing was used to pay off existing debt and the remainder has been invested for construction of the expansion.

   Interest expense of $25.6 million for the six-months ended March 31, 1999 represented an increase of $1.4 million or 5.9% over prior period interest expense. This increase was mainly attributable to the additional interest on the $200 million 8 1/8% Senior Notes and $300 million 8 3/4% Senior Subordinated Notes during the month of March. This is partially offset by the tender of the existing Senior Secured Notes that earned interest at a rate of 13.5%.

 Liquidity, Capital Resources and Capital Spending

   As of March 31, 1999 and September 30, 1998 the Authority held cash and cash equivalents of $263.8 million and $110.7 million, respectively. Net cash flows provided by operating activities for the six-months ended March 31, 1999 and 1998 were $51.1 million and $58.9 million, respectively.

   The Authority's capital expenditures for the three-months ended March 31, 1999 and 1998 approximated $8.2 million and $2.4 million, respectively. Capital expenditures for the six-months ended March 31, 1999 and 1998 totaled $14.3 million and $20.3 million, respectively. Capital expenditures for the current quarter included

$4.6 million for facility improvements and the acquisition of new capital assets, $709,000 for construction costs associated with the construction of the on-site fueling facility, $331,000 associated with racebook, and $2.6 million on preliminary spending associated with the expansion of Mohegan Sun. Capital spending for the six-months ended March 31, 1999 includes $7.4 million for facility improvements and the acquisition of new capital assets, $2.6 million for construction costs associated with the on-site fueling facility, $1.3 million associated with racebook, and $3.0 million on preliminary spending associated with the expansion of Mohegan Sun. Capital spending in fiscal 1998 of $4.1 million included the purchase of new capital assets, $3.6 million in the settlement of construction claims with Morse Diesel, Inc. related to the initial construction of Mohegan Sun, and the remaining $12.6 million for the purchase of assets previously held under operating leases.

   Expenditures associated with the on-site fueling facility have totaled $5.4 million at March 31, 1999; $2.8 million of which were incurred during the fiscal year ended September 30, 1998. The total cost of the on-site fueling facility is expected to be $5.9 million. The fueling facility opened on December 7, 1998.

   During 1998, the Authority finalized contract negotiations with Trading Cove Associates ("TCA"), a Connecticut general partnership, for the expansion of Mohegan Sun, which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C. The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,500 rooms, and a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. Preliminary construction of an employee parking garage and patron parking garage commenced in March 1999. TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services.

   Under the terms of the Relinquishment Agreement, TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The liability is estimated at $560 million as of March 31, 1998 and will be reassessed periodically.

   For the remainder of fiscal 1999, the Authority expects capital expenditures to be approximately $9.4 million on facility improvements and $40.9 million on the expansion of Mohegan Sun.

   During the three-months ended March 31, 1999 and 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the Senior Secured Notes, distributed a total of $8.7 million and $7.0 million, respectively, to the Tribe. During the six-months ended March 31, 1999 and 1998, the Authority distributed a total of $70.7 million and $19.5 million respectively, to the Tribe. As required under the Senior Secured Notes, the Authority made an Excess Cash Purchase Offer of $51.2 million to all holders of the Senior Secured Notes on December 30, 1998. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and none of the holders of the Senior Secured Notes accepted the offer. On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. On February 3, 1999, the holders of the Subordinated Notes also rejected the offer. On February 4, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe, and subsequently, the Tribe contributed the $51.2 million back to the Authority.

   On January 15, 1999, the Authority initiated a tender offer and consent solicitation for the repurchase of all $175 million aggregate principal amount outstanding of its 13.5% Senior Secured Notes due 2002. The offer expired on February 12, 1999. The tender offer price for the Senior Secured Notes was $208.7 million, or 119% of face amount plus $11.3 million of accrued interest. Funding of the tender offer and consent solicitation occurred on March 3, 1999. Additional sources of funding for the tender offer included issuance of Senior Notes and Senior Subordinated Notes.

   The Authority has agreed to redeem the Authority's outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date under the Relinquishment Agreement, at a price of 100% of the principal amount plus accrued and unpaid interest less $500,000. To do this, the Authority has exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority has established a separate trust account with a defeasance agent with cash funds estimated to be sufficient to redeem the Subordinated Notes on January 1, 2000. All Subordinated Notes are currently held by Sun International Hotels Limited, the parent company of a partner in Trading Cove Associates, and by Waterford Gaming L.L.C., also a partner in Trading Cove Associates.

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

   Management believes that existing cash balances, operating cash flow and available credit facilities will provide the Authority with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next 12 months.

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

 Status

   As of March 31, 1999, the Authority is approximately 76% in conformance with the Gartner Group Year 2000 best practices model. The Authority's mission critical system applications that run the Authority's financial, payroll and casino operating systems were remediated in April 1999. As of March 31, 1999, the Authority has received compliance correspondence from 80% of its mission critical vendors and is 80% complete with its embedded system testing. These embedded systems include slot machine heating and cooling machinery and equipment and related infrastructure. Upon review of its program, the Authority now anticipates completion by July 31, 1999. If at that time it is determined that the project plan will not be completed, a contingency plan will be developed to eliminate any disruption to operations.

 Cost

   The Authority has incurred approximately $446,000 in costs associated with the Year 2000 Program as of March 31, 1999. The Authority does not separately track costs, except for labor incurred by the information systems group and outside consulting fees, incurred for the Year 2000 program. Although there can be no assurances, it is anticipated that costs associated with the remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

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

                         PART II -- OTHER INFORMATION:

Item 1 -- Legal Proceedings

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

Item 2 -- Changes in Securities

   On January 15, 1999, the Authority initiated a tender offer and consent solicitation for the repurchase of all $175 million aggregate principal amount outstanding of its 13.5% Senior Secured Notes due 2002. The offer expired on February 12, 1999. The tender offer price for the Senior Secured Notes was $208.7 million, or 119% of face amount plus $11.3 million of accrued interest. Funding of the tender offer and consent solicitation occurred on March 3, 1999.

Item 3 -- Defaults Upon Senior Securities

   None

Item 4 -- Submission of Matters to a Vote of Security Holders

   None

Item 5 -- Other Information

   None

Item 6 -- Exhibits and Reports on Form 8-K

  a. Exhibit 27: Financial Data Schedule for Mohegan Tribal Gaming Authority

  b. Current reports on Form 8-K: None

  c. Exhibit 10.17: Loan Agreement dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, as borrower, the Mohegan Tribe of Indians of Connecticut, as an additional obligor with respect to certain representations, warranties and covenants and Bank of America National Trust and Savings Association as Administrative Agent

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOHEGAN TRIBAL GAMING AUTHORITY

    Date:  May 14, 1999        By:  /s/ Roland J. Harris
           ------------------      ------------------------------------
                               Roland J. Harris
                               Chairman, Management Board

    Date:  May 14, 1999        By:  /s/ William J. Velardo
           ------------------      ------------------------------------
                               William J. Velardo
                               Executive Vice President and
                               General Manager

    Date:  May 14, 1999        By:  /s/ Jeffrey E. Hartmann
           ------------------       ----------------------------------
                               Jeffrey E. Hartmann, Senior Vice
                               President,
                               Finance and Chief Financial Officer
                               (Principal Financial and Accounting
                               Officer)