Form 10-Q
period 1999-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1999-08-12
CIK 1005276

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

    For the quarterly period ended: June 30, 1999

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                         Number
                                                                         ------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements
Review Report of Independent Public Accountants.........................     1
Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 1999
 (unaudited) and September 30, 1998.....................................     2
Statements of Income of Mohegan Tribal Gaming Authority for the Three--
 and Nine-Months Ended June 30, 1999 and 1998 (unaudited)...............     3
Statements of Capital of Mohegan Tribal Gaming Authority for the Nine-
 Months Ended June 30, 1999 and 1998 (unaudited)........................     4
Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
 Nine-Months Ended June 30, 1999 and 1998 (unaudited)...................     5
Notes to Financial Statements of Mohegan Tribal Gaming Authority........  6-11
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations.............................................. 12-17
ITEM 3 -- Quantitative and Qualitative Disclosure of Market Risk........    17
PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings.............................................    18
ITEM 2 -- Changes in Securities.........................................    18
ITEM 3 -- Defaults upon Senior Securities...............................    18
ITEM 4 -- Submission of Matters to a Vote of Security Holders...........    18
ITEM 5 -- Other Information.............................................    18
Signatures -- Mohegan Tribal Gaming Authority...........................    19

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of June 30, 1999, and the related statements of income for the three-month and nine-month periods ended June 30, 1999 and 1998, and the statements of capital and cash flows for the nine-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Authority's management.

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

                                          Arthur Andersen llp

Hartford, Connecticut
August 9, 1999

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                                 (in thousands)

                                June 30,    September 30,
                                  1999          1998
                               -----------  -------------
                               (unaudited)
              ASSETS
Current Assets:
  Cash and cash equivalents..  $  278,915     $  36,264
  Restricted cash............         --         74,466
  Defeasance trust asset
   (Note 2)..................     137,389           --
  Receivables, net...........       2,378         3,067
  Inventories................       6,673         5,027
  Other current assets.......       2,565         2,136
                               ----------     ---------
    Total current assets.....     427,920       120,960
                               ==========     =========
Non-Current Assets:
  Property and equipment,
   net.......................     295,468       296,440
  Construction in process
   (Note 4)..................      17,368           --
  Trademark, net.............     128,282       130,000
  Other assets, net..........      19,939         7,080
                               ----------     ---------
    Total assets.............  $  888,977     $ 554,480
                               ==========     =========
      LIABILITIES AND CAPITAL
Current Liabilities:
  Current portion of capital
   lease obligations.........  $   11,984     $  11,004
  Defeasance trust liability
   (Note 2)..................     132,854           --
  Accounts payable and
   accrued expenses..........      49,187        46,857
  Accrued interest payable...      13,931        14,692
                               ----------     ---------
    Total current
     liabilities.............     207,956        72,553
                               ----------     ---------
Non-Current Liabilities:
  Long-term debt.............     500,000       296,539
  Relinquishment liability...     565,635       549,125
  Capital lease obligations,
   net of current portion....      10,222        18,563
                               ----------     ---------
    Total liabilities........   1,283,813       936,780
                               ----------     ---------
Commitments And Contingencies
 (Note 4)
Capital:
    Total capital............    (394,836)     (382,300)
                               ----------     ---------
    Total liabilities and
     capital.................  $  888,977     $ 554,480
                               ==========     =========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                              STATEMENTS OF INCOME

                                 (in thousands)

                           For the
                            Three
                         Months Ended For the Three For the Nine  For the Nine
                           June 30,   Months Ended  Months Ended  Months Ended
                             1999     June 30, 1998 June 30, 1999 June 30, 1998
                         ------------ ------------- ------------- -------------
                         (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:
  Gaming................   $161,444     $139,758      $463,284      $392,831
  Food and beverage.....     14,873       14,098        44,303        40,168
  Retail and other......     12,787        8,334        37,290        25,588
  Bingo operations......      3,278        3,555        10,447        10,467
                           --------     --------      --------      --------
  Gross revenues........    192,382      163,800       555,324       462,455
  Less--Promotional
   allowances...........    (20,461)     (16,204)      (60,974)      (47,353)
                           --------     --------      --------      --------
  Net revenues..........    171,921      147,596       494,350       415,102
                           --------     --------      --------      --------
Cost and expenses:
  Gaming................     69,907       62,397       202,358       178,136
  Food and beverage.....      5,410        4,854        15,727        15,583
  Retail and other......      7,025        3,451        23,116        14,269
  Bingo operations......      2,822        3,150         8,705         9,321
  General and
   administration.......     24,437       21,043        75,964        66,081
  Management fee........     16,047       14,007        44,090        34,004
  Depreciation and
   amortization.........      6,238        4,676        16,413        13,598
                           --------     --------      --------      --------
  Total costs and
   expenses.............    131,886      111,633       386,373       324,393
                           --------     --------      --------      --------
  Income from
   operations...........     40,035       35,963       107,977        90,709
                           --------     --------      --------      --------
Other income (expense):
  Relinquishment
   liability
   reassessment.........     (5,504)         --        (16,511)          --
  Interest and other
   income...............      4,393          512         6,211         1,758
  Interest expense......    (15,503)     (12,770)      (41,118)      (36,962)
                           --------     --------      --------      --------
                            (16,614)     (12,258)      (51,418)      (35,204)
                           --------     --------      --------      --------
  Income before
   extraordinary items..     23,421       23,705        56,559        55,505
  Extraordinary items...        --           --        (39,423)         (332)
                           --------     --------      --------      --------
  Net income ...........   $ 23,421     $ 23,705      $ 17,136      $ 55,173
                           ========     ========      ========      ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL

                                 (in thousands)

                           For the Nine Months Ended For the Nine Months Ended
                                 June 30, 1999             June 30, 1998
                           ------------------------- -------------------------
                                  (unaudited)               (unaudited)
Beginning balance.........         $(382,300)                $ 21,931
Net income................            17,136                   55,173
Capital contribution by
 Tribe....................            97,097                      --
Distributions to Tribe....          (126,769)                 (58,089)
                                   ---------                 --------
Ending balance............         $(394,836)                $ 19,015
                                   =========                 ========



 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                            For the Nine Months Ended For the Nine Months Ended
                                  June 30, 1999             June 30, 1998
                            ------------------------- -------------------------
                                   (unaudited)               (unaudited)
Cash flows provided by
 operating activities:
Net income................          $  17,136                 $ 55,173
Adjustments to reconcile
 net income to net cash
 flow provided by
 operating activities:
  Depreciation and
   amortization...........             16,413                   13,598
  Loss on early
   extinguishment of
   debt...................             33,717                      332
  Write-off of financing
   fees...................              5,706                      --
  Loss on asset disposal..                335                      122
  Provision for losses on
   receivables............                467                      567
  Relinquishment liability
   reassessment...........             16,511                      --
Changes in operating
 assets and liabilities:
  (Increase) decrease in
   receivables and other
   assets.................             (5,159)                     527
  Increase in accounts
   payable and accrued
   expenses...............             12,882                   14,156
                                    ---------                 --------
  Net cash flows provided
   by operating
   activities.............             98,008                   84,475
                                    ---------                 --------
Cash flows used in
 investing activities:
Purchase of property and
 equipment................            (12,669)                 (23,760)
Increase in construction
 in process...............            (17,368)                     --
Decrease in construction
 payable..................                --                    (3,604)
                                    ---------                 --------
  Net cash flows used in
   investing activities...            (30,037)                 (27,364)
                                    ---------                 --------
Cash flows provided by
 (used in) financing
 activities:
Distributions to Tribe....           (126,769)                 (58,089)
Contribution of capital by
 Tribe....................             97,097                      --
Proceeds from issuance of
 long-term debt...........            500,000                      650
Capitalized financing
 fees.....................            (18,529)                     --
Defeasance trust asset....           (135,507)                     --
Proceeds from equipment
 financing................                879                    3,488
Payment on equipment
 financing................             (8,240)                 (11,410)
Extinguishment of Senior
 Secured Notes............           (208,717)                     --
                                    ---------                 --------
  Net cash flows provided
   by (used in) financing
   activities.............            100,214                  (65,361)
                                    ---------                 --------
  Net increase (decrease)
   in cash and cash
   equivalents............            168,185                   (8,250)
Cash and cash equivalents
 at beginning of period...            110,730                   88,844
                                    ---------                 --------
Cash and cash equivalents
 at end of period.........          $ 278,915                 $ 80,594
                                    =========                 ========
Supplemental disclosures:
  Cash paid during the
   period for interest....          $  30,634                 $ 34,108

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999

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

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three- and nine-months ended June 30, 1999 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2. Long-Term Debt:

 Bank Credit Facility

   On March 3, 1999, the Authority entered into a syndicated $425 million reducing, revolving, secured credit facility ("Bank Credit Facility") maturing in March of 2004. The Authority has the right, within two years following the closing of the Bank Credit Facility, to arrange for increases in the Bank Credit Facility to an aggregate amount of $500 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun Casino is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted LIBOR based formula plus applicable spreads. As of June 30, 1999, there are no borrowings outstanding on the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Long-Term Debt

   Long-term debt, as described below, consisted of the following (in thousands):

                                                         June 30,  September 30,
                                                           1999        1998
                                                         --------- -------------
   Senior Notes......................................... $ 200,000   $    --
   Senior Subordinated Notes............................   300,000        --
   Senior Secured Notes.................................       --     175,000
   Subordinated Notes...................................       --     121,539
                                                         ---------   --------
                                                         $ 500,000   $296,539
                                                         =========   ========

 Senior Notes

   On March 3, 1999, the Authority issued $200 million in Senior Notes with fixed interest payable at a rate of 8 1/8%. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility. A total of 50% of the Relinquishment Agreement (Note 6) payment to Trading Cove Associates will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes.

 Senior Subordinated Notes

   On March 3, 1999, the Authority issued $300 million in Senior Subordinated Notes with fixed interest payable at a rate of 8 1/4%. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, to the Senior Notes and to 50% of the Relinquishment Agreement payment to Trading Cove Associates. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations.

 Senior Secured Notes

   On March 3, 1999, the Authority extinguished the $175 million Senior Secured Notes due 2002 ("Senior Secured Notes") for $208.7 million including a tender premium of $33.7 million but excluding $11.3 million in accrued interest. Sources of funding for the extinguishment of the Senior Secured Notes include the issuance of $200 million in Senior Notes and $300 million in Senior Subordinated Notes.

 Subordinated Notes/Defeasance Trust

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Letters of Credit

   Subsequent to the closing of the Bank Credit Facility, the Authority replaced its $2.5 million secured line-of-credit and letter of credit arrangement with Fleet National Bank with a $250,000 unsecured letter of credit with Fleet National Bank that will expire on August 31, 2000, and with a $1.6 million letter of credit agreement with Bank of America, which expires in April 2000.

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio and certain debt leverage ratios. As of June 30, 1999 the Authority is compliant with all financial covenants and terms.

3. Leases:

   At June 30, 1999, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                              Operating Capital
   For the fiscal year ending September 30,                    Leases   Leases
   ----------------------------------------                   --------- -------
   (In Thousands)
   1999                                                        $  900   $ 3,324
   2000                                                         2,680    13,297
   2001                                                            84     5,062
   2002                                                           --      2,357
   2003                                                           --         64
                                                               ------   -------
   Total minimum lease payment...............................  $3,664    24,104
                                                               ======
   Amount representing interest..............................            (1,898)
                                                                        -------
   Total obligation under capital leases.....................            22,206
   Less: Amount due within one year..........................           (11,984)
                                                                        -------
   Amount due after one year.................................           $10,222
                                                                        =======

   Rent expense on the non-cancelable operating leases was $900,000 for each of the quarters ended June 30, 1999 and 1998.

4. Commitments and Contingencies:

 Mohegan Sun Casino Expansion

   The Authority's development plan, which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million contingency), includes 100,000 square feet of additional gaming space, a 1,200 room luxury hotel, and a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Authority will fund the expansion with the proceeds from the $200 million Senior Notes, the $300 million Senior Subordinated Notes, the Bank Credit Facility and future operating cash flow. As of June 30, 1999 the Authority has spent $17.4 million related to the expansion of Mohegan Sun.

 The Mohegan Compact

   The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or

                        MOHEGAN TRIBAL GAMING AUTHORITY

(ii) $80 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within Connecticut (except those consented to by the Mohegan Tribe and the Mashantucket Pequot Tribe). The Authority has reflected $30.3 million and $26.6 million of gaming expense in its financial statements for the required Slot Win Contribution for the quarters ended June 30, 1999 and 1998, respectively. For the nine-months ended June 30, 1999 and 1998 the Slot Win Contribution totaled $86.6 million and $72.9 million, respectively.

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Two annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1998 and 1997, respectively. Additionally, the Tribe agreed to make a payment of $3.0 million for infrastructure improvements to the Town's water system. If the Town does not expend the funds, the Authority has no obligation to the Town. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of June 30, 1999, the Authority has paid $2.1 million to the Town of Montville for improvements to the municipal water system. The incurred cost has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

5. Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 1999 and 1998, the Authority incurred expenses of $2.0 million and $1.9 million, respectively, for such services. Expenses for governmental and administrative services totaled $5.9 million and $5.5 million for the nine-months ended June 30, 1999 and 1998, respectively.

6. TCA Agreements:

 Management Agreement

   The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

   The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA holds responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $16.0 million and $14.0 million, respectively, for the quarters ended June 30, 1999 and 1998. For the nine-months ended June 30, 1999 and 1998, management fees were $44.1 million and $34.0 million, respectively. At June 30, 1999, $4.4 million was owed to TCA in connection with the Management Agreement.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into the "Relinquishment Agreement". The Relinquishment Agreement supercedes the Management Agreement, effective January 1, 2000 and provides that the Authority shall make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by Mohegan Sun over a 15-year period commencing on January 1, 2000 ("the Relinquishment Date"). The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), are calculated as 2.5% of Revenues each, as defined, but each has its own payment schedule and priority. Payments of Senior Relinquishment Payments commence at the end of the first three-month period, March 31, 2000, following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commence at the end of the first six-month period, June 30, 2000, following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires). A total of 50% of the Relinquishment Payments will rank equal in right of payment to the Senior Notes and be subordinated to the Bank Credit Facility and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes and Bank Credit Facility and equal to the Senior Subordinated Notes.

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5, ("SFAS No. 5"), "Accounting for Contingencies," has recorded a Relinquishment Liability of the estimated present value of its obligation under the Relinquishment Agreement. The liability, which is reassessed quarterly, increased $5.5 million for the quarter ended June 30, 1999 to $565.6 million as of June 30, 1999. This amount was derived by discounting the present value of the projected payments to TCA by the Authority at the Authority's risk free investment rate at the inception of the Agreement. Approximately $130 million of the Relinquishment Liability was allocated to the acquisition of the Mohegan Sun trademark. The trademark value was determined by an independent appraisal firm. The Authority is amortizing these trademarks over 38 years, the remaining life of the facility and land improvements. As of June 30, 1999, the accumulated amortization was $1.7 million, $860,000 of which relates to the three months ended June 30, 1999.

 Development Agreement

   The Authority has negotiated an agreement with TCA (the "Development Agreement"), which has made TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion of Mohegan Sun and will receive compensation of $14 million for such services.

7. Employee Benefits Plans

   Pursuant to Section 401 of the Internal Revenue Code, the Authority matches 100% of eligible employee contributions up to a maximum of 3% of their individual earnings. For the quarters ended June 30, 1999 and 1998, the Authority contributed $653,000 and $331,000, respectively. These contributions vest over a five year period. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis through contributions to this plan. For the nine-months ended June 30, 1999 and 1998, the Authority contributed $2.5 million and $972,000, respectively to the plan.

                        MOHEGAN TRIBAL GAMING AUTHORITY

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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three-Months Ended June 30, 1999 and 1998:

   Net revenues for the three-months ended June 30, 1999 were $171.9 million compared with $147.6 million reported for the same period of the prior year. This 16.5% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $161.4 million for the three-months ended June 30, 1999, marking an increase of $21.7 million or 15.5% over the three-months ended June 30, 1998. The increase in gaming revenues is primarily due to a 16% growth in slot machine revenues. Mohegan Sun slot growth for the quarter exceeded the 9.5% growth in the Connecticut market for the quarter. Also contributing to the gaming revenue increase is the continued growth of the Mohegan Sun patron base. Membership in the Mohegan Sun Player's Club totaled 1.1 million patrons and 815,000 patrons as of June 30, 1999 and 1998, respectively.

   For the three-months ended June 30, 1999, food and beverage revenues were $14.9 million, indicating a growth of $775,000 or 5.7% over the three months ended June 30, 1998. Retail and other revenues were $12.8 million, a growth of $4.5 million or 54.2% over the same period in the prior year. The increase in retail and other revenues is primarily attributed to the opening of the on-site Mohegan Sun CITGO gas and convenience center ("fueling facility") in December 1998. Bingo revenues decreased $277,000 during the three-months ended June 30, 1999 compared to the same period in the prior year as a result of fewer bingo sessions being conducted.

   Promotional allowances totaled $20.5 million for the three-months ended June 30, 1999, representing a $4.3 million or 26.5% increase over the prior year. The increase is attributable to growth in the Mohegan Sun patron base as well as increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances as a percentage of gaming revenue were 12.7% and 11.6% for the three-months ending June 30, 1999 and 1998, respectively.

   Total costs and expenses were $131.9 million for the three-months ended June 30, 1999, an increase of $20.3 million or 18.2% over the prior year.

   Gaming costs and expenses were $69.9 million for the quarter, an increase of $7.5 million or 12.0% over the same period in the prior year. The slot win contribution, which is included in gaming costs and expenses, totaled $30.3 million for the three-months ended June 30, 1999. This represents an increase of $3.7 million over the same period in the prior year, which is directly attributable to the $16.5 million increase in slot revenues.

   Food and beverage costs were $5.4 million for the three-months ended June 30, 1999, an increase of $556,000 or 11.5% from the same period in the prior year. This is due to increased volume of food and beverage sales.

   Retail and other costs were $7.0 million for the three-months ended June 30, 1999, an increase of $3.5 million over the same period in the prior year. The increase is primarily a result of the on-site fueling facility that opened in December 1998 as well as increased utilization of the Mohegan Sun complimentary program in the retail outlets. Excluding expenses associated with the fueling facility, retail expenses increased 7.8% over the same period in the prior year.

   Bingo operation costs of $2.8 million for the three-months ended June 30, 1999 decreased $328,000 over the same period in the prior year due to fewer sessions being conducted combined with increased efficiencies in bingo hall operations.

   General and administrative costs were $24.4 million for the three-months ended June 30, 1999. The increase of $3.4 million or 16.1% for the same period in the prior year is attributable to continued direct marketing promotions, partially offset by the efficient utilization of technology throughout the operation.

   Management fees earned by Trading Cove Associates totaled $16.0 million for the three-months ended June 30, 1999, an increase of $2.0 million or 14.3% over the same period in the prior year. The increase in management fees is a direct result of the increase in operating income before management fees.

   For the three-months ended June 30, 1999, depreciation and amortization increased by $1.5 or 33.4% to $6.2 million over the same period in the prior year. The increase is primarily attributable to the $860,000 amortization of the trademark asset.

   Income from operations for the three-months ended June 30, 1999 totaled $40.0 million, compared to $36.0 million for the same period in the prior year. The period to period increase of $4.0 million or 11.1% is primarily due to increased gaming revenues.

   Interest and other income were $4.4 million for the three-months ended June 30, 1999, an increase of $3.9 million over the prior year. The increase in interest income is related to the closing on the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999. Although a portion of the financing was utilized to pay off existing debt, $253.5 million has been invested to fund future construction of the expansion. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $15.5 million for the three-months ended June 30, 1999 represented an increase of $2.7 million or 21.1% over the same period in the prior year. This increase was mainly attributable to the additional interest associated with the $200 million Senior Notes and $300 million Senior Subordinated Notes during the month of March, partially offset by the tender of the existing Senior Secured Notes that had a coupon rate of 13.5%.

 Comparison of Operating Results for the Nine-Months Ended June 30, 1999 and
 1998:

   Net revenues for the nine-months ended June 30, 1999 were $494.4 million compared with $415.1 million reported for the same period of the prior year. This 19.1% increase is mainly attributable to an increase in gaming revenues.

   Gaming revenues of $463.3 million for the nine-months ended June 30, 1999, marked an increase of $70.5 million or 17.9% over the nine-month period ended June 30, 1998. The increase in gaming revenues is primarily due to a 10.8% growth in the Connecticut slot market and the continued growth of the Mohegan Sun patron base.

   For the nine-months ended June 30, 1999, food and beverage revenues were $44.3 million, indicating a growth of $4.1 million or 10.2% over the prior year. Retail and other revenues were $37.3 million, a growth of $11.7 million or 45.7% over the same period in the prior year. The increase in non-gaming revenues is primarily attributed to increased utilization of complimentaries and the opening of the fueling facility in December 1998.

   Bingo revenues totaled $10.4 million for the nine-months ended June 30, 1999, representing a $20,000 decrease over the same period in the prior year. The decrease is a result of fewer bingo sessions being conducted.

   Promotional allowances totaled $61.0 million for the nine-months ended June 30, 1999, representing a $13.6 million or 28.7% increase over the prior year. The increase is attributable to a growth in the Mohegan Sun patron base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances as a percentage of gaming revenue was 13.2% and 12.1% for the nine-months ended June 30, 1999 and 1998, respectively.

   Total costs and expenses were $386.4 million for the nine-months ended June 30, 1999, an increase of $62.0 million or 19.1% over the prior year.

   Gaming costs and expenses were $202.4 million for the nine-months ended June 30,1999, an increase of $24.3 million or 13.6% over the same period in the prior year. The increase in gaming costs and expenses is primarily attributable to the $13.7 million increase in the slot win contribution over the same period in the prior year. Food and beverage costs were $15.7 million for the nine-months ended June 30, 1999, an increase of $144,000 or 0.9% from the same period in the prior year. This is due to increased volume of food and beverage sales.

   Retail and other costs were $23.1 million for the nine-months ended June 30, 1999, an increase of $8.8 million or 62% from the same period in the prior year. The increase is primarily a result of the fueling facility that opened in December 1998 as well as increased utilization of the Mohegan Sun complimentary program in the retail outlets. Excluding the expenses associated with the fueling facility, retail expenses increased 19.3% over the same period in the prior year.

   Bingo operation costs of $8.7 million for the nine-months ended June 30, 1999 decreased $616,000 due to fewer bingo sessions being conducted combined with increased operational efficiencies in bingo hall operations.

   General and administrative costs were $76.0 million for the nine-months ended June 30, 1999. The increase of $9.9 million or 15% is partially attributable to the increase in marketing costs aimed at increasing the volume of patron visits for the nine-months ended June 1999 as compared to the same period in the prior year.

   Management fees earned by Trading Cove Associates totaled $44.1 million for the nine-months ended June 30, 1999, an increase of $10.1 million or 29.7%. The increase in management fees is a direct result of the 22.0% increase in operating income before management fees.

   For the nine-months ended June 30, 1999, depreciation and amortization increased by $2.8 million or 20.6% to $16.4 million over the same period in the prior year. The increase is attributable to the $1.7 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets utilized in the racebook and fueling facilities, as well as financing fees associated with the Phase II expansion plans.

   Income from operations for the nine-months ended June 30, 1999 totaled $108.0 million, compared to $90.7 million in the same period in the prior year. The year over year increase of $17.3 million or 19% is primarily due to the 17.9% increase in gaming revenues and improved operating efficiencies.

   Interest and other income were $6.2 million for the nine-months ended June 30, 1999, an increase of $4.4 million over prior year. The increase in interest income is related to the investment of a portion of the proceeds from the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999, partially offset by the extinguishment of the reserve trust accounts required under the prior financing arrangement. A portion of the financing was used to pay off existing debt and the remainder has been invested for construction of the expansion. The Authority invests in investment-grade commercial paper having maturities not more than six months from the date of acquisition.

   Interest expense of $41.1 million for the nine-months ended June 30, 1999 represented an increase of $4.1 million or 11.1% over prior period interest expense. This increase was mainly attributable to the amount of debt outstanding, which increased from $296 million to $500 million.

 Liquidity, Capital Resources and Capital Spending

   As of June 30, 1999 and September 30, 1998 the Authority held cash and cash equivalents of $278.9 million and $110.8 million, respectively. Net cash flows provided by operating activities for the nine-months ended June 30, 1999 and 1998 were $98.0 million and $84.5 million, respectively.

   The Authority's capital expenditures for the three-months ended June 30, 1999 and 1998 totaled $17.3 million and $3.3 million, respectively. Capital expenditures for the nine-months ended June 30, 1999 and 1998 totaled $30.0 million and $23.2 million, respectively. Capital expenditures for the current quarter included $3.3 million for facility improvements and the acquisition of new capital assets, $249,000 for construction costs associated with the construction of the fueling facility, $50,000 associated with racebook, and $13.7 million on preliminary spending associated with the expansion of Mohegan Sun. Capital spending for the nine-months ended June 30, 1999 includes $9.1 million for facility improvements and the acquisition of new capital assets, $2.8 million for construction costs associated with the fueling facility, $1.3 million associated with racebook, and $16.8 million on preliminary spending associated with the expansion of Mohegan Sun. Capital spending in fiscal 1998 of $23.2 million included $6.5 million for the purchase of new capital assets, $1.4 million for preliminary expansion plans, and $15.3 million for the purchase of assets previously held under operating leases.

   During 1998, the Authority finalized contract negotiations with Trading Cove Associates ("TCA"), a Connecticut general partnership, for the expansion of Mohegan Sun, which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C. The proposed development plans include 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,200 rooms, and a convention/events center with seating for 10,000 patrons and 100,000 square feet of convention space. The Tribe also plans to include additional retail and restaurant facilities into its design. Current plans would also require significant upgrades and additions to the facility's parking and infrastructure systems. The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. Construction of a 2,500 space employee parking garage and a 2,700 space patron parking garage commenced in March 1999, and is anticipated to be completed in February, 2000. TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive compensation of $14 million for such services.

   Under the terms of the Relinquishment Agreement, TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The liability associated with the Relinquishment Agreement was increased $5.5 million for the quarter ended June 30, 1999 to $565.6 million as of June 30, 1999 and will be reassessed quarterly. The liability will continue to increase at each reassessment until such time that Relinquishment payments offset or exceed increases resulting from the effect on present value calculations due to the passage of time.

   For the remainder of fiscal 1999, the Authority expects capital expenditures to be approximately $7.5 million on facility improvements, $12.5 million on the 2,500 space employee parking garage and $37.6 million on the expansion of Mohegan Sun.

   As required under the Senior Secured Notes, the Authority made an Excess Cash Purchase Offer of $51.2 million to all holders of the Senior Secured Notes on December 30, 1998. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and none of the holders of the Senior Secured Notes accepted the offer. On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. On February 3, 1999, the holders of the Subordinated Notes also rejected the offer. On February 4, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe, and subsequently, the Tribe contributed the $51.2 million back to the Authority, also on February 4, 1999.

   The Authority has agreed to redeem the Authority's outstanding Subordinated Notes on January 1, 2000 at a price of 100% of the principal amount plus accrued and unpaid interest less $500,000. To do this, the

Authority has exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority has established a separate trust account with a defeasance agent with cash funds estimated to be sufficient to redeem the Subordinated Notes on January 1, 2000. As of June 30, 1999, the Defeasance Trust Asset was valued at $137.4 million. The defeasance trust liability as of June 30, 1999 was valued at $132.9 million. All Subordinated Notes are currently held by Sun International Hotels Limited, the parent company of a partner in Trading Cove Associates, and by Waterford Gaming L.L.C., also a partner in Trading Cove Associates.

   During the three-months ended June 30, 1999 and 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the Management Agreement, distributed a total of $9.6 million and $9.7 million, respectively, to the Tribe. During the nine-months ended June 30, 1999 and 1998, the Authority distributed a total of $126.8 million and $58.1 million respectively to the Tribe. The Tribe, during the nine months ended June 30, 1999, has contributed $97.1 million back to the Authority, $51.2 million of which represents the Excess Cash Purchase Offer described above, and $45.9 million of which represents the release of the remaining restricted cash accounts related to the tender offer of the Senior Secured Notes.

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

 Approach

   With assistance from The Gartner Group, the Authority has implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program includes inventorying entities, identifying problems, compliance planning, calculating time and cost estimates, generating implementation strategies, attempting to correct the problems and testing the solutions. The consultant will examine the methodology being used to approach risks in the facilities' embedded systems and in products in the Authority's supply chain. While the Authority's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

 Status

   As of June 30, 1999, the Authority is approximately 76% in conformance with the Gartner Group Year 2000 best practices model, which represents three of a total of four assessments. Upon completion of the fourth and final assessment, which is scheduled for late August of 1999, the Authority anticipates a rating, which represents 100% facility compliance. The Authority's mission critical system applications that run the Authority's financial, payroll and casino operating systems were remediated in April 1999. As of June 30, 1999, the Authority has received compliance correspondence from 80% of its mission critical vendors and is 80% complete with its embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans are being developed for critical entities to eliminate any disruption to operations.

 Cost

   The Authority has incurred approximately $664,000 in costs associated with the Year 2000 Program as of June 30, 1999. The Authority does not separately track costs, except for labor incurred by the information systems group and outside consulting fees, incurred for the Year 2000 program. Although there can be no assurances, it is anticipated that costs associated with the remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

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

Item 3 -- Quantitative and Qualitative Disclosure of Market Risk

   The Authority is exposed to inherent market risk on the following:

     Interest rate fluctuations on securities issued or directly and fully guaranteed or insured by the United States government or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities of not more than six months from the date of acquisition;

     Commercial paper having one of the two highest ratings obtainable from Moody's or Standard & Poor and in each case maturing within six months after the date of acquisition;

     Money market funds at least 95% of the assets of which constitute Cash Equivalents of the kind described in the sections above.

   The Authority has also entered into a syndicated $425 million reducing, revolving, secured credit facility ("Bank Credit Facility"). At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted LIBOR based formula plus applicable spreads. As of June 30, 1999, there are no outstanding borrowings on the Bank Credit Facility. Upon the initial borrowing under the Bank Credit Facility, the Authority will be exposed to interest rate risk.

   The Authority does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require further disclosure under this item.

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

                                      MOHEGAN TRIBAL GAMING AUTHORITY

    Date: August 12, 1999      By:  /s/ Roland J. Harris
         ------------------        -------------------------------------
                               Roland J. Harris
                               Chairman, Management Board

    Date: August 12, 1999      By:  /s/ William J. Velardo
         ------------------        -------------------------------------
                               William J. Velardo
                               President and General Manager

    Date: August 12, 1999      By:  /s/ Jeffrey E. Hartmann
         ------------------        -------------------------------------
                               Jeffrey E. Hartmann, Executive Vice
                               President
                               Finance/Chief Financial Officer
                               (Principal Financial and Accounting
                               Officer)