Form 10-Q/A
period 1999-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1999-08-31
CIK 1005276

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A-1

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended: June 30, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

================================================================================

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             INDEX TO FORM 10-Q/A-1

                                                                         Page
                                                                        Number
                                                                        ------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements
Review Report of Independent Public Accountants........................     1
Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 1999
 (unaudited) and September 30, 1998....................................     2
Statements of Income of Mohegan Tribal Gaming Authority for the Three-
 and Nine-Months Ended June 30, 1999 and 1998 (unaudited)..............     3
Statements of Capital of Mohegan Tribal Gaming Authority for the Nine-
 Months Ended June 30, 1999 and 1998 (unaudited).......................     4
Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
 Nine-Months Ended June 30, 1999 and 1998 (unaudited)..................     5
Notes to Financial Statements of Mohegan Tribal Gaming Authority.......  6-11
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................... 12-17
ITEM 3 -- Quantitative and Qualitative Disclosure of Market Risk.......    17
PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings............................................    18
ITEM 2 -- Changes in Securities........................................    18
ITEM 3 -- Defaults upon Senior Securities..............................    18
ITEM 4 -- Submission of Matters to a Vote of Security Holders..........    18
ITEM 5 -- Other Information............................................    18
Signatures -- Mohegan Tribal Gaming Authority..........................    19

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
                         ------------ ------------- ------------- -------------
                         (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:
  Gaming................   $161,444     $139,758      $463,284      $392,831
  Food and beverage.....     14,873       14,098        44,303        40,168
  Retail and other......     12,787        8,334        37,290        25,588
  Bingo operations......      3,278        3,555        10,447        10,467
                           --------     --------      --------      --------
  Gross revenues........    192,382      165,745       555,324       469,054
  Less--Promotional
   allowances...........    (20,461)     (16,204)      (60,974)      (47,353)
                           --------     --------      --------      --------
  Net revenues..........    171,921      149,541       494,350       421,701
                           --------     --------      --------      --------
Cost and expenses:
  Gaming................     69,907       62,397       202,358       178,136
  Food and beverage.....      5,410        4,854        15,727        15,583
  Retail and other......      7,025        3,451        23,116        14,269
  Bingo operations......      2,822        3,150         8,705         9,321
  General and
   administration.......     24,437       21,043        75,964        66,081
  Management fee........     16,047       14,007        44,090        34,004
  Depreciation and
   amortization.........      6,238        4,676        16,413        13,598
                           --------     --------      --------      --------
  Total costs and
   expenses.............    131,886      113,578       386,373       330,992
                           --------     --------      --------      --------
  Income from
   operations...........     40,035       35,963       107,977        90,709
                           --------     --------      --------      --------
Other income (expense):
  Relinquishment
   liability
   reassessment.........     (5,504)         --        (16,511)          --
  Interest and other
   income...............      4,393          512         6,211         1,758
  Interest expense......    (15,503)     (12,770)      (41,118)      (36,962)
                           --------     --------      --------      --------
                            (16,614)     (12,258)      (51,418)      (35,204)
                           --------     --------      --------      --------
  Income before
   extraordinary items..     23,421       23,705        56,559        55,505
  Extraordinary items...        --           --        (39,423)         (332)
                           --------     --------      --------      --------
  Net income ...........   $ 23,421     $ 23,705      $ 17,136      $ 55,173
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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three-Months Ended June 30, 1999 and 1998:

   Net revenues for the three-months ended June 30, 1999 were $171.9 million compared with $149.5 million reported for the same period of the prior year. This 15.0% increase is primarily attributable to an increase in gaming revenues.

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

   Total costs and expenses were $131.9 million for the three-months ended June 30, 1999, an increase of $18.3 million or 16.1% over the prior year.

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

 Comparison of Operating Results for the Nine-Months Ended June 30, 1999 and
 1998:

   Net revenues for the nine-months ended June 30, 1999 were $494.4 million compared with $421.7 million reported for the same period of the prior year. This 17.2% increase is mainly attributable to an increase in gaming revenues.

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

   Total costs and expenses were $386.4 million for the nine-months ended June 30, 1999, an increase of $55.4 million or 16.7% over the prior year.

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

 Status

   As of August 27, 1999, the Authority is approximately 85% in conformance with the Gartner Group's Year 2000 best practices model. The Gartner Group completed the fourth and final assessment of the Authority's Year 2000 readiness on August 25, 1999, with the official report scheduled for publication in early

September 1999. Based on significant system testing and preliminary results of the assessment, the Authority has a high level of confidence of obtaining a rating of 4.0 or better on the Gartner Group's readiness scale. A rating of 4.0 indicates that the Authority will remain in a state of operational sustainability through the turn of the century and will incur no major disruptions to operations due to Year 2000 issues. This rating is expected as a result of computer system upgrades and multiple tests performed on all critical systems, including system interfaces. The Authority's mission critical system applications that run the Authority's financial, payroll and casino operating systems were remediated in April 1999. As of June 30, 1999, the Authority has received compliance correspondence from 80% of its mission critical vendors and is 80% complete with its embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans are being developed for critical entities to eliminate any disruption to operations.

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

Certain Forward Looking Statements

   Certain information included in this Form 10-Q/A-1 and other materials filed or to be filed by the Authority with the Securities and Exchange Commission contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, issues related to the Year 2000, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

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

                                      MOHEGAN TRIBAL GAMING AUTHORITY

    Date:  August 12, 199      By: /s/ Roland J. Harris
         -------------------      ------------------------------------------
                               Roland J. Harris
                               Chairman, Management Board

    Date:  August 12, 1999     By: /s/ William J. Velardo
         -------------------      ------------------------------------------
                               William J. Velardo
                               President and General Manager

    Date:  August 12, 1999     By: /s/ Jeffrey E. Hartmann
         -------------------      ------------------------------------------
                               Jeffrey E. Hartmann, Executive Vice President
                               Finance/Chief Financial Officer
                               (Principal Financial and Accounting Officer)