Form 10-K
period 1999-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 1999-12-20
CIK 1005276

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

                 For the fiscal year ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                to

                       Commission file number 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (Exact name of registrant as specified in its charter)

              Connecticut                            06-1436334
    (State or other jurisdiction of                 (IRS employer
    incorporation or organization)               Identification No.)

 One Mohegan Sun Boulevard, Uncasville                  06382
    (Address of principal executive                  (Zip Code)
               offices)

                                (860) 204-8000
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:


                                            Name of Each Exchange
            Title of Each Class              On Which Registered
                   NONE

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

                                                                           Page
                                                                           ----

                                     PART I

ITEM 1.--Business.........................................................   1
ITEM 2.--Properties.......................................................  11
ITEM 3.--Legal Proceedings................................................  11
ITEM 4.--Submission of Matters to a Vote of Security Holders..............  11

                                    PART II

ITEM 5.--Market for Registrant's Common Equity and Related Stockholders
 Matters..................................................................  12
ITEM 6.--Selected Financial Data..........................................  12
ITEM 7.--Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  12
ITEM 7a.--Quantitative and Qualitative Disclosure of Market Risk..........  20
ITEM 8.--Financial Statements and Supplementary Data......................  20
ITEM 9.--Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  20

                                    PART III

ITEM 10.--Executive Officers of the Registrant............................  21
ITEM 11.--Executive Compensation..........................................  23
ITEM 12.--Security Ownership of Certain Beneficial Owners and Management..  23
ITEM 13.--Certain Relationships and Related Transactions..................  23

                                    PART IV

ITEM 14.--Exhibits, Financial Statements, Schedules, and Reports on Form
 8-K......................................................................  25

                                    PART I

Item 1. Business

A. General

  The Mohegan Tribal Gaming Authority (the "Authority"), established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe is a federally recognized Indian tribe with a 390-acre reservation located in southeastern Connecticut.

  The Tribe established the Authority with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun"). The Authority is currently engaged in a major expansion of Mohegan Sun ("Project Sunburst"), including the addition of a hotel, increased gaming and retail space, a convention center and an entertainment arena.

  The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to operate, manage and market Mohegan Sun under a seven-year contract ("Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% by Waterford Gaming, L.L.C. In February 1998, the Authority and TCA entered into a new agreement ("Relinquishment Agreement") which will supercede the Management Agreement effective January 1, 2000. As a result of the Relinquishment Agreement, the Authority will assume full management of Mohegan Sun and has agreed to pay TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. See "-- Relinquishment Agreement with TCA" and Note 13 to the Authority's Financial Statements.

B. Description of Business

  Mohegan Sun is a full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Authority has entered into a land lease with the Tribe whereby the Tribe leases to the Authority the site on which Mohegan Sun is located. Mohegan Sun opened in October 1996 at a total cost of approximately $303 million. Mohegan Sun is one of two legally authorized gaming operations in the Northeastern United States outside of Atlantic City, New Jersey offering both traditional slot machines and table games.

  Mohegan Sun is an approximately 634,500 square foot facility which conveys a historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone and water. It is comprised of four quadrants, each of which has its own unique entrance and reflects a separate seasonal theme--winter, spring, summer and fall-- emphasizing the importance of the seasonal changes to Mohegan Tribal life.

  Mohegan Sun has approximately 176,500 square feet of gaming space, 3,026 slot machines, 150 table games (including blackjack, roulette, craps, baccarat, caribbean stud poker and let it ride), 42 poker tables, a high stakes bingo hall and a 9,000 square foot simulcast race book facility. Food and beverage amenities include a 680-seat buffet, three full-service themed gourmet restaurants, a 24-hour coffee shop, a New York style delicatessen, a nine station food court featuring international and domestic cuisine, and multiple full and floor service bars for a total of 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the casino hosts musical entertainment seven days a week. Larger events are currently held in the bingo hall or in temporary facilities constructed on the grounds of the casino, including entertainment and casino marketing activities. Six retail shops covering 2,276 square feet of space provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing and cigars. For non-gaming entertainment, Mohegan Sun also offers an arcade-style recreation area and a child care facility operated by New Horizons Kids Quest, Inc. The Authority opened a 4,000 square foot, 16-pump gasoline service station and convenience store in December 1998.

  The Authority believes ease of access is one of the important factors that differentiate Mohegan Sun from the competition. Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, giving guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York. Mohegan Sun has parking spaces for 7,500 guests and 2,700 employees.

  During 1999, the Authority raised $200 million in Senior Notes ("Senior Notes") and $300 million in Senior Subordinated Notes ("Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the $800 million Project Sunburst expansion. Project Sunburst will also be funded by cash from operations and by a syndicated $425 million reducing, revolving, secured credit facility ("Bank Credit Facility"), which the Authority entered into on March 3, 1999. The Authority has the right within two years subsequent to the closing of the Bank Credit Facility to arrange for increases to an aggregate amount of $500 million. As of November 15, 1999 the Authority exercised its right and increased the Bank Credit Facility to $459.5 million.

  Project Sunburst will include approximately 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,200 rooms, approximately 100,000 square feet of convention space, an entertainment complex with seating for up to 10,000, approximately 6,000 additional guest parking spaces, specialty retail shops and uniquely themed restaurants. The cost of developing, constructing, equipping and opening the expansion is expected to total approximately $800 million (excluding capitalized interest). The Tribe has issued a formal resolution capping the scope of the expansion budget at $800 million (excluding capitalized interest). In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.

  The following is a summary of certain physical attributes of Mohegan Sun before and after expansion:

                          Casino                                           Retail           Convention  Guest
                           Space     Slot   Table Poker  Restaurant Hotel   Space    Event    Space    Parking
                         (sq. ft.) Machines Games Tables   Seats    Rooms (sq. ft.) Seating (sq. ft.)  Spaces
                         --------- -------- ----- ------ ---------- ----- --------- ------- ---------- -------
Resort before expansion
 (September 30, 1999)...  176,500   3,026    150    42     1,888        0    2,276   1,800         0    7,500
Resort after expansion
 (approx.)..............  276,500   5,026    225    42     2,976    1,200  300,000  10,000   100,000   13,500

  The Authority believes that the market favors expansion now for three reasons: (1) unsatisfied current demand for current gaming space at the existing facility; (2) a growing gaming market in the Northeast region; and
(3) length of stay data indicating the need for a hotel and other amenities. Project Sunburst is intended to attract a greater number of guests to the facility, particularly during mid-week periods, and to increase the amount of time and money guests spend at Mohegan Sun.

  The Authority has established the Mohegan Tribal Gaming Commission (the "Commission"), which is responsible for the regulation of gaming activities of Mohegan Sun. The Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Commission staff is also responsible for performing background investigations on gaming license applicants and for issuance and revocation of such gaming licenses.

 Seasonality

  The gaming industry in Connecticut is seasonal, with the heaviest gaming activity at Mohegan Sun occurring during the period from July through October.

Competition from Other Gaming Operations

  The gaming industry is highly competitive. Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. It is owned and operated by the Mashantucket Pequot Tribe ("Pequot Tribe") under a separate compact with the State of Connecticut. Foxwoods has been in operation for nearly eight years and may have greater financial resources than the Authority or the Tribe.

  Mohegan Sun's current market area is predominantly for day-trip customers. Upon the completion of Project Sunburst, however, the Authority intends to broaden its market beyond day-trip customers to include patrons making overnight or extended stays at Mohegan Sun. The Authority will begin to compete for customers more directly with casinos in Atlantic City, New Jersey. Many of these casinos and other gaming resorts may have greater resources and greater name recognition than the Authority.

  Currently, outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under the federal Indian gaming law. Currently, the Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from Mohegan Sun. The St. Regis Mohawks opened a casino located in Hogansburg, New York on the Canadian border in April 1999. In addition, at least two other federally recognized tribes in New England are each seeking to establish gaming operations. Several other tribes in New England are seeking federal recognition in order to establish gaming operations. A number of states, including Connecticut, have also investigated legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these other tribes or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such gaming operations will have a material adverse effect on the operations by the Authority.

  The following is an assessment of the competitive prospects in Connecticut, each of the Authority's neighboring states and certain other states in the Northeast.

 Connecticut

  Currently, only the Tribe and the Pequot Tribe are authorized to conduct gaming in Connecticut. As required by their state compacts, the Tribe and the Pequot Tribe make monthly payments to the State of Connecticut based on 25% of annual gross slot revenues. Together, these payments totaled over $297.0 million for the 12 months ended September 30, 1999. The Authority contributed $121.1 million during that period. These payments are linked to an exclusivity clause and will terminate if the State legalizes other gaming operations, (except those consented to by the Tribe and/or the Pequot Tribe) with slot machines or other commercial casino table games. There are currently at least four tribes in Connecticut that are attempting to gain federal recognition, a lengthy process managed by the Bureau of Indian Affairs ("BIA"). Two of these are the Eastern Pequot and the Paucatuck Eastern Pequot Tribe, both of which share a reservation located next to that of the Pequot Tribe. The federal recognition process for these tribes is proceeding, but it is not clear if or when recognition will be achieved. Even upon gaining recognition, a tribe must have land taken into trust by the federal government, negotiate a compact with the State, and construct a facility before gaming operations may commence.

 Rhode Island

  There is no commercial casino gaming in Rhode Island although the state's two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 1,900 video slot machines and have petitions pending before the Rhode Island Lottery Commission for additional machines. In November 1994, Rhode Island voters defeated numerous local and state-wide gaming referenda and passed a referendum, which requires that any new gaming proposals will have to be approved in a state-wide referendum. The Narragansett Tribe, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific federal legislation, the Narragansett Tribe is legally barred from opening a gaming facility. Thus, the Narragansett Tribe could open a facility only if it were successful in winning both local and state-wide votes. There are two pending federal recognition petitions from other Rhode Island tribes, filed by the Pokanoket Tribe and the Seaconke Wampanoag Tribe. It is not clear if or when federal recognition for these tribes will be achieved.

 Massachusetts

  Leisure Casino Cruises, located in Gloucester, Massachusetts, currently operates a casino cruise ship with gaming amenities including 14 table games and 180 slot machines. The casino cruise also offers a buffet style dinner and live entertainment. These "cruises to nowhere," during which gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Massachusetts to date has not prohibited such operations. The Wampanoag Tribe, located on the island of Martha's Vineyard, is currently the only federally recognized Indian tribe in the state. This tribe has determined that a casino on the island would not be economically feasible, and the state legislature has rejected proposals to locate an Indian casino off tribal lands. The tribe has announced plans to open a high-stakes bingo facility in Fall River, for which no state compact would be required, but significant hurdles, including local government approval still remain. In addition, a number of other petitions for federal recognition are pending in Massachusetts, but the Authority believes potential recognition is several years away.

 New York

  There currently are no non-Indian casinos operating in New York, and the establishment of commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a state-wide referendum. However, gambling boats began operating out of the New York City area in January 1998. New York to date has not prohibited gambling boat operations. Only a small number of operators have applied for licenses for off-shore gambling cruises, and currently there are no operations in existence at this time. Due to the difference in the gaming experience, the Authority does not believe the "cruises to nowhere" are potentially significant competition to Mohegan Sun. New York has seven federally recognized tribes with reservations in the northern part of the state. Two tribes, the Oneida Tribe and the St. Regis Mohawk Tribe, have executed compacts with the State. These compacts allow casino table games, but no conventional slot machines. The Oneida Tribe opened the Turning Stone Casino in July 1993 on its reservation in Verona, near Syracuse. The facility has 3,500 video lottery machines (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos), 150 table games and 285 hotel rooms. Turning Stone currently draws primarily from the Syracuse, New York market and does not compete directly with Mohegan Sun for customers. The St. Regis Mohawk Tribe, which has a reservation in Hogansburg on the Canadian border, opened a gaming facility in April 1999 housing 78 table games and 400 video lottery machines. The St. Regis Mohawk Tribe and officials from Sullivan County have also signed an agreement that contemplates the establishment of a tribal operated casino at the Monticello Raceway in the Catskills (located approximately 170 miles from Mohegan Sun), but the Governor of New York has not indicated that he would support this proposal. In addition, the Seneca Nation of Indians have bingo operations on two of their three reservations in western New York. These bingo halls are located in Vandalia, New York and Gowanda, New York, both over 400 miles from Mohegan Sun. The Seneca Indians have not entered into a compact with the state of New York, which would allow this tribe to expand their gaming operations to include casino games.

 Maine

  There are no commercial casinos allowed in Maine and there are no significant initiatives currently underway to legalize such casinos. There are four federally recognized tribes in Maine, one of which (the Penobscot Tribe) opened a high stakes bingo facility in the township of Albany in western Maine. None of the federally recognized tribes have negotiated a tribal-state compact or otherwise significantly begun the process of developing casino operations.

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

Employees and Labor Relations

  As of September 30, 1999, Mohegan Sun employed approximately 5,051 full time employees, and 652 seasonal and part-time employees. When recruiting personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. None of Mohegan Sun's employees are covered by collective bargaining agreements.

Material Agreements

Gaming Compact with the State of Connecticut

  The Tribe and the State of Connecticut, in April 1994, entered into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's lands. This agreement, the Mohegan Compact, is substantively similar to the agreement governing gaming operations of the Pequot Tribe in Connecticut and provides, among other things, as follows:

    (1) The Tribe is authorized to conduct certain Class III gaming activities on its reservation. The forms of Class III gaming authorized under the Mohegan Compact include (i) certain games of chance, (ii) video facsimiles of such authorized games of chance (i.e., slot machines), (iii) off-track pari-mutuel betting on animal races, (iv) pari-mutuel betting, through simulcasting, on animal races and (v) certain types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

    (2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III gaming activities. The first of such standards were set forth in the Mohegan Compact and approved by the State gaming agency. State gaming agency approval is required for any revision to such standards. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency. Additionally, effective February 4, 1999, the National Indian Gaming Commission established Minimum Internal Control Standards ("MICS") that require each tribe or its designated tribal government body or agency, by federal regulation, to establish and implement tribal MICS. Mohegan Sun is required to be in compliance with the MICS by February 4, 2000.

    (3) Law enforcement matters relating to Class III gaming activities are under the jurisdiction of the State of Connecticut and the Tribe.

    (4) All gaming employees must obtain and maintain a gaming license issued by the State gaming agency.

    (5) Any enterprise providing gaming services or gaming equipment to the Tribe is required to hold a current valid registration issued by the Connecticut Division of Special Revenue.

    (6) The State of Connecticut will annually assess the Tribe for the costs attributable to its regulation of the Tribe's gaming operations and for the provision of law enforcement at the Tribe's gaming facility.

    (7) Net revenues from the Tribe's gaming operations may be applied only for the certain purposes related to Tribal operations and welfare, charitable contributions and payments to local governmental agencies.

    (8) Tribal ordinances and regulations governing health and safety standards at the gaming facilities may be no less rigorous than the applicable laws and regulations of the State.

    (9) Service of alcoholic beverages within any gaming facility will be subject to regulation by the State of Connecticut.

    (10) The Tribe waives any defense, which it may have by virtue of sovereign immunity in respect to any action in United States District Court to enforce the Mohegan Compact.

  The Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of
(i) 25% of gross revenues from slot machines or (ii) $80 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the state of Connecticut except those consented to by the Tribe and the Pequot Tribe. The Authority's financial statements reflect expenses associated with the Slot Win Contribution totaling $121.1 million, $102.3 million and $80.7 million for the fiscal years ended September 30, 1999 and 1998, and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997, respectively.

 Agreement with the Town of Montville

  In June 1994, the Tribe and the neighboring town of Montville entered into an agreement whereby the Tribe makes annual payments of $500,000 to the town to minimize the impact to Montville resulting from the decreased tax revenues on the land taken into trust for the Tribe's reservation. The Tribe also agreed to pay Montville $3.0 million for infrastructure improvements to the town's water system and to pay for its use of the town's disposal and wastewater collection and treatment systems. Finally, the Tribe agreed to make payments in lieu of taxes to Montville on lands that the Tribe acquires outside of its current reservation. The Tribe has assigned its rights and obligations under this agreement to the Authority. As of September 30, 1999, the Town of Montville had billed and received payment for approximately $2.1 million of the $3.0 million obligation. The incurred cost has been included in other assets in the accompanying balance sheet, and will be amortized over 40 years, once payments are complete.

Land Lease from the Tribe to the Authority

  The land in Uncasville, Connecticut upon which Mohegan Sun is situated and upon which Project Sunburst will be constructed is held in trust for the Tribe by the United States of America. The Tribe and the Authority have entered into a land lease under which the Tribe is leasing to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior. Summarized below are certain key provisions of this lease.

 Term

  The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal leased property.

 Rent; Expenses

  The Authority is required to pay to the Tribe annual rent in the amount of $1.00. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be 8% of the tenant's gross revenues from the premises. The Authority is responsible for the payment of all costs of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

 Use of Leased Property

  The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun and Project Sunburst, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority's interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations thereon.

 Permitted Mortgages and Rights of Permitted Mortgages

  The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a "permitted mortgage" includes the leasehold mortgage securing the Authority's obligations under the Bank Credit Facility granted by the Authority that provides, among other things, that (1) the Tribe shall have the right to notice of, and to cure, any default of the Authority thereunder,
(2) the Tribe shall have the right to prior notice of an intention by the holder to foreclose on such permitted mortgage and the right to purchase such mortgage in lieu of any foreclosure, and (3) such permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided in the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

 Default Remedies

  The Authority will be in default under the lease if, subject to certain notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or the Authority's right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof, or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

Expansion Construction Management Agreement with Perini Building Company, Inc.

  The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a basic fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgement against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Expansion Development Services Agreement with Trading Cove Associates

 General

  The Authority has a Development Services Agreement ("Development Agreement") with TCA, under which TCA will oversee the design, construction, furnishing, equipping and staffing of Project Sunburst for a $14.0 million development fee. The Development Agreement provides that the design and construction of the expansion must comply with all federal and Connecticut statutes and regulations that otherwise would apply if the expansion were located outside the jurisdictional boundaries of the Tribe's land.

 Design Phase

  During the design phase, TCA will assist the Authority in the engagement of the architect and the construction manager, the preparation of design, construction, and budgets, preliminary program evaluation, design development and the approval of final detailed plans and specifications prepared by the architect. The Authority has chosen Kohn Pedersen Fox Associates PC as the architect for the expansion. The Authority has agreed to assign to TCA its responsibilities under any architectural and/or engineering agreements to allow TCA to supervise and administer directly the duties of the architect and/or engineer thereunder.

 Construction Phase

  During the construction phase, TCA will be responsible for the administration and supervision of the construction manager and the entire construction process. TCA will act as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA will be responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

 Retail Facilities

  As permitted by the Development Agreement, the Authority has elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. The Authority has chosen the Gordon Group Holdings, Ltd. as the retail consultant for the retail expansion. This work will be under the overall supervision of TCA, which will integrate the design and construction of the retail facilities with that of the other components of the expansion.

 Engagement of Certified Entities; Staffing the Expansion

  The Development Agreement requires TCA to implement procedures described in the Tribal Employment Rights Ordinance. In effect, this requires TCA to give preference to business entities or persons, which have been approved by the Authority in the selection of all contractors, vendors and suppliers engaged in the development of the expansion. In addition, in staffing the operation of the expansion, the Development

Agreement requires that TCA give preference to qualified members of the Tribe (and their spouses and children) and thereafter to enrolled members of other federally recognized Indian tribes.

 Equipping the Expansion

  The Authority will purchase equipment, furniture and furnishings required to operate the expanded facilities from vendors selected by TCA.

 Payment of the Development Fee

  The Authority will pay the development fee to TCA quarterly, beginning on January 15, 2000, until the completion date of the expansion based on incremental completion of the expansion as of each payment date.

 Termination and Disputes

  The Development Agreement terminates after the earlier of completion of the expansion or February, 2008. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the agreement to arbitration and have agreed that punitive damages may not be awarded to either party by any arbitrator. The Authority has also waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

Relinquishment Agreement with Trading Cove Associates

 General

  Under the Relinquishment Agreement, the Authority and TCA have agreed to terminate the existing agreement with TCA under which TCA manages the Authority's gaming operations (described in greater detail in the following section). This termination will occur as of January 1, 2000, at which time the Authority will assume day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, the Authority has agreed to pay to TCA 5% of the gross revenues generated by Mohegan Sun and the planned expansion during the 15-year period commencing on January 1, 2000, and ending December 31, 2014.

 Relinquishment Payments

  The payments under the Relinquishment Agreement will be divided into Senior Relinquishment Payments and Junior Relinquishment Payments, each of which will be 2.5% of "Revenues," as defined in the Relinquishment Agreement. Senior Relinquishment Payments will be payable quarterly in arrears commencing on April 25, 2000 and the Junior Relinquishment Payments will be payable semi-annually in arrears commencing on July 25, 2000. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from the lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires).

 Subordination of Relinquishment Payments/Minimum Priority Distribution to the Tribe

  The Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority's Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to an annual minimum priority distribution of $14 million to the Tribe from the operations of Mohegan Sun. The minimum priority distribution will be adjusted annually to reflect the cumulative increase in the Consumer Price Index.

 Covenants of the Authority

  Under the Relinquishment Agreement, the Authority makes certain covenants for the benefit of TCA, including the following.

    (1) Payments to Tribe. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Tribe to the Authority, the Authority may not make any distributions to the Tribe or its members at any time any Relinquishment Payments are outstanding.

    (2) Affiliate Transactions. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Tribe to the Authority, the Authority agrees to abide by certain restrictions on transactions with the Tribe and its members, all as set forth in the Relinquishment Agreement.

    (3) Replacement/Restoration of Mohegan Sun. If any portion of Mohegan Sun's facilities are damaged by fire or other casualty, the Authority shall replace or restore such facilities to substantially the same condition as prior to such casualty, but only to the extent insurance proceeds are available to do so. If sufficient insurance proceeds are not available, the Authority will use reasonable efforts to obtain the required financing, on commercially reasonable terms, to undertake and complete such replacement or restoration.

    (4) Business Purpose. The Authority has agreed that during the term of the Relinquishment Agreement it will only engage in the casino gaming and resort business (and any incidental business or activity) and will continue to operate Mohegan Sun as currently operated.

 Marks

  TCA has granted to the Authority an exclusive and perpetual license with respect to trademarks and other similar rights, including the "Mohegan Sun" name, used at or developed for Mohegan Sun. The Authority has agreed, however, that it will only use the word "Sun" in conjunction with Mohegan Sun and together with "Mohegan" or "Mohegan Tribe."

Existing Management Agreement with Trading Cove Associates

 General

  Until January 1, 2000, TCA will continue as the exclusive manager of Mohegan Sun. Under the Management Agreement, TCA is responsible for the day-to-day management, operation and maintenance of Mohegan Sun. TCA is obligated to manage and operate the facility in compliance with all Tribal legal requirements and other applicable laws. Certain major decision-making and oversight duties have been delegated to the Business Board, a committee comprised of an equal number of representatives of the Authority and of TCA. Actions by the Business Board require the unanimous approval of its members or their respective designees.

 Management Fee

  The Management Agreement authorizes TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined depending on profitability levels. The management fees for the 12 months ended September 30, 1999 and 1998, and for the period from October 12, 1996 through September 30, 1997 were $59.5 million, $47.4 million and $23.2 million, respectively.

Item 2. Properties

  Mohegan Sun is located on 240 acres of the Tribe's reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence, and New York. By highway, Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

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

  The Authority has entered into various lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. For the fiscal years ending September 30, 1999 and 1998, the Authority incurred charges of $412,000 and $446,000, respectively relating to the lease agreements. For the period from October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority incurred charges totaling $271,000.

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

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

  The Authority has not issued or sold any equity securities.

Item 6. Selected Financial Data
 (Amounts In Thousands)

                                                                    For the period
                                                                   October 12, 1996
                                                               (date of commencement of
                         For the Year Ended For the Year Ended   operations) through
                         September 30, 1999 September 30, 1998    September 30, 1997
                         ------------------ ------------------ ------------------------
Operating Results:
  Gross revenues........     $ 766,562          $ 649,479              $522,502
  Promotional
   allowances...........       (84,420)           (66,272)              (44,265)
                             ---------          ---------              --------
  Net revenues..........     $ 682,142          $ 583,207              $478,237
                             ---------          ---------              --------
  Income from
   operations...........     $ 155,722          $ 135,350              $ 80,029
  Other expense, net....      (156,210)(1)        (47,772)              (43,342)
  Extraordinary items...       (38,428)          (419,457)(2)               --
                             ---------          ---------              --------
  Net income (loss).....     $ (38,916)         $(331,879)             $ 36,687
                             =========          =========              ========
Other Data:
  Interest expense......     $  55,595          $  50,172              $ 45,137
  Capital expenditures..     $  62,736          $  32,731              $ 35,749
Year-End Status:
  Net cash flows
   provided by operating
   activities...........     $ 143,819          $ 134,575              $117,220
  Total assets..........     $ 914,962          $ 554,480              $386,974
  Long-term debt and
   capital lease
   obligations..........     $ 519,298          $ 294,567              $298,237

--------
(1) Includes expense of $111.9 million related to the reassessment of the Relinquishment Liability--See Note 13 to the Authority's Financial Statements for valuation of this liability.

(2) Includes expense of $419.1 million related to the Relinquishment Liability--See Note 13 to the Authority's Financial Statements for valuation of this liability.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Overview of Operating Results for Fiscal Years Ended September 30, 1999, 1998, and the Period from October 12, 1996 (date of commencement of operations) through September 30, 1997

  Mohegan Sun has continued to experience favorable growth since opening in October 1996. Net revenues for fiscal 1999 increased $203.9 million or 42.6% to $682.1 million compared to $478.2 million for fiscal 1997. The earnings before interest, taxes, depreciation, amortization and management fees for the year ended September 30, 1999 increased $103.2 million or 76.2% to $238.7 million compared to $135.4 million in fiscal 1997. Additionally, Mohegan Sun's operating margins have steadily increased over the past three years, indicating strong operating efficiencies. Mohegan Sun achieved a fiscal year 1999 operating margin of 35.0% compared to a 28.3% operating margin during the period ended September 30, 1997.

 Comparison of Operating Results for the Fiscal Years Ended September 30, 1999 and September 30, 1998

  The Connecticut slot market continues to grow as does Mohegan Sun's market share. The Connecticut slot market grew at a rate of 11.5% from fiscal 1998 to fiscal 1999. The State of Connecticut reported a gross slot win of $1.2 billion and $1.1 billion for the fiscal years ended September 30, 1999 and 1998, respectively. Connecticut slot revenues increased by $123.6 million for the fiscal year ended September 30, 1999. Mohegan Sun has exceeded the market's growth in slot win as it experienced a fiscal 1999 increase in net slot revenues of 19.8% over the prior year. Slot revenues were $474.9 million and $396.3 million for the fiscal years 1999 and 1998, respectively. Net slot win per unit per day was $430 and $361 for the same respective periods.

  Gaming revenues totaled $641.1 million and $543.9 million for the years ended September 30, 1999 and 1998, respectively. This marks an increase of $97.2 million or 17.9% over the prior year. The increase in gaming revenues is primarily due to a 19.8% growth in Mohegan Sun slot revenues as a result of the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled 1.2 million and approximately 909,000 as of September 30, 1999 and 1998, respectively.

  For the year ended September 30, 1999, food and beverage revenues were $60.9 million, indicating a growth of $5.4 million or 9.7% over the prior year. The increase is attributable to an increase in patronage, combined with an increase in average food check. Food and beverage revenues for the year ended September 30, 1998 were $55.5 million.

  Retail and other revenues were $51.0 million, indicating a growth of $14.7 million or 40.5% over the prior year. Retail and other revenues for the year ended September 30, 1998 were $36.3 million. This increase is attributed to increased utilization of complimentaries and the opening of the gas station facility in December 1998.

  Bingo revenues totaled $13.5 million for the year ended September 30, 1999, representing a $246,000 decrease from the prior year. Bingo revenues totaled $13.7 million for the year ended September 30, 1998. The decrease is a result of fewer bingo sessions being conducted in fiscal 1999 as compared to fiscal 1998.

  Promotional allowances totaled $84.4 million for the year ended September 30, 1999, representing an $18.1 million or 27.4% increase over the prior year. The increase is attributable to an increase in the customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Promotional allowances for the year ended September 30, 1998 were $66.3 million. Additionally, promotional allowances as a percentage of gross revenue increased from 10.2% in fiscal 1998 to 11.0% in fiscal 1999.

  Total costs and expenses were $526.4 million for the year ended September 30, 1999, an increase of $78.6 million or 17.5% over the prior year. The increase in expenses is a direct result of an 18.0% increase in gross revenues. Total costs and expenses were $447.9 million for fiscal 1998.

  Gaming costs and expenses were $281.1 million for the year, an increase of $43.1 million or 18.1% over the prior year. Gaming costs for fiscal 1998 were $237.9 million. The slot win contribution for the years ended September 30, 1999 and 1998 totaled $121.1 million and $102.3 million, respectively. The increase in slot win contribution is directly related to the increase in slot revenues.

  Food and beverage costs were $21.3 million compared to $21.2 million in the prior year. The increase is attributable to increased volumes in food and beverage sales, partially offset by savings gained through operational efficiencies.

  Retail and other costs were $30.3 million for the year, an increase of $5.7 million or 23.1% over the prior year. The increase is primarily attributable to the opening of the gas station facility in December 1998, as well as the continued utilization of the Mohegan Sun complimentary program in the retail outlets. Retail and other costs were $24.6 million for fiscal year 1998.

  Bingo costs were $12.0 million for the year, a decrease of $347,000 or 2.8%, which is mainly attributable to fewer bingo sessions being conducted in fiscal 1999 as compared to fiscal 1998. Bingo costs were $12.3 million for the fiscal year ended September 30, 1998.

  General and administrative costs were $98.9 million for the year ended September 30, 1999. The increase of $12.1 million or 13.9% is partially attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits. General and administrative costs for fiscal 1998 were $86.8 million.

  Management fees earned by TCA totaled $59.5 million for the year ended September 30, 1999, an increase of $12.1 million or 25.5% over the prior year. The increase in management fees is a direct result of the increase in net income before management fees and extraordinary items. Management fees for fiscal 1998 totaled $47.4 million.

  For the year ended September 30, 1999, depreciation and amortization increased $5.9 million to $23.4 million, an increase of 33.5% over the prior period. The increase is primarily attributable to the $2.6 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets utilized in the racebook and fueling facilities. Depreciation and amortization for fiscal 1998 totaled $17.5 million.

  Income from operations for the year ended September 30, 1999 totaled $155.7 million, compared to $135.4 million in the previous period. The year over year increase is primarily due to an increase in gaming revenues.

  For the year ended September 30, 1999 the relinquishment liability associated with the Relinquishment Agreement with TCA was reassessed to $661.0 million, an increase of $111.9 million. The reassessment is based on the change in forecasted incremental revenues through December 31, 2014 discounted to present value using the Authority's current risk-free rate of investment. See Note 13 to the Authority's Financial Statements.

  Interest and other income was $11.3 million for the year ended September 30, 1999, an increase of $8.9 million over the prior year. The increase in interest income is related to the investment of a portion of the proceeds from the Authority's Senior Notes and Senior Subordinated Notes issued on March 3, 1999, partially offset by the extinguishment of the reserve trust accounts required under the prior financing arrangement. A portion of the financing was used to pay off existing debt and the remainder has been temporarily invested and will be used for construction of the expansion. The Authority's treasury program requires investment in investment-grade commercial paper having maturities not more than six months from the date of acquisition.

  Interest expense of $55.6 million for the year ended September 30, 1999 represents an increase of $5.4 million or 10.8% over prior year's interest expense. The increase was mainly attributable to the amount of debt outstanding, which increased from $294.6 million at September 30, 1998 to $519.3 million at September 30, 1999. The increase in debt was the result of the payoff of the $175 million Senior Secured Notes, and the issuance of the Senior Notes and Senior Subordinated Notes in March 1999.

  Extraordinary items of $38.4 million include a loss on the early extinguishment of debt of $33.7 million due to the tender of the $175 million Senior Secured Notes on March 3, 1999, and the write-off of associated financing fees of $5.2 million. Also included is a $500,000 extraordinary gain for the forgiveness of debt associated with the defeasance of the Subordinated Notes. See Note 8 to the Authority's Financial Statements.

  Net loss for the year ended September 30, 1999 totaled $38.9 million, which is primarily attributable to the relinquishment reassessment expense of $111.9 million related to the Relinquishment Agreement with TCA. Under this Relinquishment Agreement, the Authority has agreed to pay to TCA 5% of gross revenues, (as defined in the agreement), generated from Mohegan Sun and the planned expansion, beginning January 1, 2000 and ending December 31, 2014 (See
Note 13 to the Authority's Financial Statements). Net loss for fiscal year 1998 totaled $331.9 million, which was primarily attributable to the relinquishment expense of $419.1 million.

 Comparison of Operating Results for the Fiscal Year Ended September 30, 1998 and the Period October 12, 1996 (date of commencement of operations) through September 30, 1997

  Connecticut slot revenue grew at a rate of 18.7% from fiscal 1997 to fiscal 1998, reporting a gross slot win of $1.1 billion, an increase of $168.9 million from the period ended September 30, 1997. Mohegan Sun exceeded the market's growth as it experienced a 26.8% increase in slot win over the prior year. Slot revenues of $396.3 million for the year ended September 30, 1998 reflected a net slot win per unit per day of $361. Net slot win per unit per day for the period ended September 30, 1997 was $319. The slot win growth was $83.8 million or 26.8% over the previous year.

  Gaming revenues totaled $543.9 million for the year ended September 30, 1998, marking an increase of $103.3 million or 23.5% over the period ended September 30, 1997. The increase in gaming revenues is primarily due to an 18.7% growth in Connecticut slot revenue and the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled approximately 909,000 and 588,000 as of September 30, 1998 and 1997, respectively.

  For the year ended September 30, 1998, food and beverage revenues were $55.5 million, reflecting a growth of $8.6 million or 18.4% over the prior year. The increase is attributable to an increase in patronage year over year. Food and beverage revenues were $46.9 million for the period ended September 30, 1997.

  Retail and other revenues were $36.3 million, a growth of $14.8 million or 69.1% over the prior year. These increases are attributed to increased utilization of complimentaries and the addition of two new retail outlets to the facility. Retail and other revenues were $21.5 million for the period ended September 30, 1997.

  Bingo revenues totaled $13.7 million for the year ended September 30, 1998, representing a $189,000 or 1.4% increase over the prior year. The increase is a result of an increase in the overall awareness of the bingo operation. Bingo revenues were $13.5 million for the period ended September 30, 1997.

  Promotional allowances totaled $66.3 million for the year ended September 30, 1998, representing a $22.0 million or 49.7% increase over the prior year. The increase is attributable to the development of the Mohegan Sun customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowances as a percentage of gross revenue increased from 8.5% in fiscal 1997 to 10.2% in fiscal 1998. Promotional allowances were $44.3 million for the period ended September 30, 1997.

  Total costs and expenses were $447.9 million for the year ended September 30, 1998, an increase of $49.6 million or 12.5% over the prior year. The increase in expenses is a direct result of a 24.3% increase in gross revenues partially offset by improved operating efficiencies. Total costs and expenses were $398.2 million for the period ended September 30, 1997.

  Gaming costs and expenses were $237.9 million for the year, an increase of $28.9 million or 13.8% over the prior year. The slot win contribution for the year ended September 30, 1998 totaled $102.3 million. This represents an increase of $21.6 million over the prior year, which is directly attributable to increased slot revenues. Gaming costs and expenses were $209.1 million for the period ended September 30, 1997.

  Food and beverage costs were $21.2 million compared to $24.2 million in the prior year. The decrease is attributable to savings gained through operational efficiencies.

  Retail and other costs were $24.6 million for the year, an increase of $8.3 million or 51.1% over the prior year. The increase is primarily attributable to the addition of new retail outlets, as well as the continued utilization of the Mohegan Sun complimentary program in the retail outlets. Retail and other costs were $16.3 million for the period ended September 30, 1997.

  Bingo costs decreased $2.8 million or 18.3% to $12.3 million from fiscal 1997 to fiscal 1998. Bingo costs were $15.1 million for fiscal 1997. The decrease is mainly attributable to fewer bingo sessions being conducted.

  General and administrative costs were $86.8 million for the year ended September 30, 1998. The increase of $8.6 million or 11.0% is partially attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits. General and administrative costs were $78.2 million for fiscal 1997.

  Management fees earned by TCA totaled $47.4 million for the year ended September 30, 1998, an increase of $24.2 million or 104.1%. The increase in management fees is a direct result of the increase in net income before management fees and extraordinary items. Management fees were $23.2 million for the period ended September 30, 1997.

  For the year ended September 30, 1998, depreciation and amortization decreased by $14.6 million or 45.5% over the prior period to $17.5 million. The decrease is primarily attributable to pre-opening expenditures of $18.2 million that were fully depreciated over the first 12 months of business operations, partially offset by an increase in depreciation for newly acquired capital assets. Depreciation and amortization totaled $32.2 million for the period ended September 30, 1997.

  Income from operations for the year ended September 30, 1998 totaled $135.4 million, compared to $80.0 million in the previous period. The year over year increase is primarily due to an increase in gaming revenues and improved operating efficiencies.

  Interest and other income were $2.4 million for the year ended September 30, 1998, an increase of $605,000 or 33.7% over prior year. The increase is primarily due to interest earned on higher cash balances.

  Interest expense of $50.2 million for the year ended September 30, 1998 increased $5.0 million or 11.2% over prior period interest. This increase was mainly attributable to an increase in Cash Flow Participation Interest under the Authority's formerly outstanding Senior Secured Notes, which was derived as a percent of increased gross operating profits.

  Extraordinary items include loss on the early extinguishment of debt of $332,000 due to the retirement of a capital lease and a $419.1 million relinquishment expense. This amount was derived by discounting the present value of 5% of projected gross revenues, for the period ending December 31, 2014, by the Authority's risk free investment rate. See Note 13 to the Authority's Financial Statements.

  Net loss for the year ended September 30, 1998 totaled $331.9 million, which is primarily attributable to the relinquishment expense of $419.1 million related to the Relinquishment Agreement with TCA. Net income for fiscal year 1997 was $36.7 million.

 Liquidity, Capital Resources and Capital Spending

  As of September 30, 1999, 1998, and the period from October 12, 1996 through September 30, 1997, the Authority held cash and cash equivalents of $276.6 million, $110.7 million and $88.8 million, respectively. Cash provided by operating activities for 1999 was $143.8 million, compared with $134.6 million for 1998 and $117.2 for 1997. During 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes. The proceeds from this financing were used to extinguish the existing $175 million Senior Secured Notes, defease the existing $90 million of Subordinated Notes, pay for transaction costs associated with the Senior Note and Senior Subordinated Note financing, and fund initial costs related to Project Sunburst expansion. The Senior Notes bear an interest rate of 8 1/8% per annum and mature in March of 2006. The Senior Subordinated Notes bear an interest rate of 8 3/4% per annum and mature in March of 2009. Interest on the Senior Notes and Senior Subordinated Notes is payable on January 1 and July 1 of each year.

  During 1998, the Authority finalized contract negotiations with TCA for Project Sunburst, which is currently estimated to cost $800 million (excluding capitalized interest). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14 million for such services.

  On March 3, 1999, the Authority entered into a syndicated $425 million Bank Credit Facility maturing in March of 2004. The Authority has the right within two years subsequent to the closing of the Bank Credit Facility, to arrange for increases in the Bank Credit Facility to an aggregate amount of $500 million. On November 15, 1999, the Authority exercised its option to increase the Bank Credit Facility to $459.5 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted London Inter-bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of September 30, 1999, there were no borrowings outstanding on the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.

  The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $62.7 million for the fiscal year ended September 30 1999, versus $32.7 million for the fiscal year ended September 30, 1998 and $35.7 million for the period October 12, 1996 through September 1997. Project Sunburst construction costs totaled $37.4 through September 30, 1999, of which $37.1 million was expended in fiscal 1999 and $327,000 was expended in fiscal 1998 on preliminary consulting. At September 30, 1999, construction was also proceeding on schedule for the 2,500 space patron parking garage. Project Sunburst is expected to open beginning in the fall of 2001. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $11.2 million in 1999, and $24.0 million in 1998. The $24.0 million expended in fiscal 1998 included the buyout of $15.2 million in operating leases.

  The Authority, in conjunction with the Project Sunburst expansion, commenced construction on an employee parking center in March 1999. The employee parking center will include 2,700 parking spaces and amenities such as a dry cleaning service, on-site banking, a post office, an employee computer/training center and an exercise facility. The total cost of the employee parking center is estimated to be $30.0 million. As of September 30, 1999, the Authority had expended $9.8 million on the construction of the employee parking center, which is funded by cash from operations. It is anticipated that the parking garage will be completed in March 2000.

  In September 1998, the Authority introduced a race book facility as an additional gaming amenity. This 9,000 square foot facility features horse racing from the New York Racing Association circuit as well as greyhound racing and jai alai from throughout the United States. The race book facility features 218 seats with individual television monitors and computerized self-service betting capabilities. Expenditures associated with the race book facility totaled $5.2 million, of which $1.3 million was expended in fiscal 1999 and $3.9 million was expended in fiscal 1998.

  The Authority opened a 4,000 square foot gas station facility on December 7, 1998. The facility consists of 16 gasoline pumps, one diesel fuel pump, and a convenience store that offers baked goods and retail items. The total cost of the facility was $5.8 million, $2.8 million of which was expended in the fiscal year ending September 30, 1998. The remaining $3.0 million in expenditures were completed during the fiscal year ended September 30, 1999. Both the gas station and race book were financed through equipment leasing and internally generated funds.

  During the fiscal year ending September 30, 1998, Mohegan Sun underwent a renovation of its Winter entrance of the casino and retail area. This $2.0 million project extended Mohegan Sun's historical northeastern Indian theme in the depiction of a stylized version of an ancient Mohegan Longhouse. The wooden panels depicting old Indian tales, the ceiling of blankets, and the clay pipe decor enhance the interior design of the casino, which was inspired by Mohegan tradition and culture. Renovations to the north entry totaled $1.7 million and $0.3 million for the fiscal years ended September 30, 1998 and 1999, respectively, and were financed through internally generated funds.

  For fiscal 2000, the Authority expects capital expenditures to be approximately $22.8 million on facility improvements and $200.6 million on Project Sunburst construction.

  During fiscal 1999 and 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the indenture for the Senior Secured Notes, distributed a total of $137.5 million and $72.4 million, respectively, to the Tribe. As required under the indenture for the Senior Secured Notes, the Authority made Excess Cash Purchase Offers of $51.2 million and $29.1 million to all holders of the Senior Secured Notes in January 1999 and 1998, respectively. The holders of the Senior Secured Notes rejected the offers, which were subsequently offered to the holders of the Authority's Junior Subordinated Notes. The holders of the Junior Subordinated Notes also rejected the offers. The Excess Cash Purchase Offers of $51.2 million and $29.1 million were distributed to the Tribe in February 1999 and April 1998, respectively. In fiscal 1999, the $51.2 million was subsequently returned to the Authority by the Tribe as a capital contribution to partially finance Project Sunburst. The release of restricted cash of $45.9 million upon the tender of the Senior Secured Notes was also distributed to the Tribe, and subsequently returned as a capital contribution towards Project Sunburst.

  On November 15, 1998, May 15, 1998 and November 15, 1997 the Authority made interest payments of $11.8 million each to the holders of the Senior Secured Notes. On the same dates the Authority made Cash Flow Participation Interest payments of $5.8 million, $4.2 million and $4.1 million, respectively, to the holders of the Senior Secured Notes. In March 1999, the Authority redeemed the Senior Secured Notes for $220.0 million, including accrued interest of $11.3 million and a tender premium of $33.7 million. There were no cash interest payment requirements on the Subordinated Notes as interest is accrued and deferred until the payoff date. In March 1999, the Authority established a defeasance trust of $135.5 million, in conjunction with the defeasance of the Subordinated Notes, which will fully satisfy the principal and accrued interest due on the Subordinated Notes on January 1, 2000, the first permitted redemption date. On July 1, 1999, the Authority made interests payment of $5.3 million and $8.6 million each to the holders of the $200 million Senior Notes and $300 million Senior Subordinated Notes, respectively.

  Under the terms of the Relinquishment Agreement, TCA will continue to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate, and the Authority will assume day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun including the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated at $661.0 million as of September 30, 1999, an increase of $111.9 over the $549.1 million liability recognized as of September 30, 1998. The relinquishment liability will be reassessed periodically to account for increases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name.

  Management believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, tribal distributions, and foreseeable capital expenditure requirements with respect to current operations and expansion for at least the next 12 months.

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

 Risk Factors

  The Authority depends on fully operational computer systems in all areas of the business. Additionally, the Authority is dependent upon many vendors to provide uninterrupted service for the operation to run effectively. Exposure to both of these risk factors are issues the Authority has addressed and has formulated an approach to handle these issues.

 Approach

  With assistance from The Gartner Group, the Authority has implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program included taking an inventory of entities, identifying problems, compliance planning, calculating time and cost estimates, generating implementation strategies, attempting to correct the problems, and testing the solutions. The consultant examined the methodology used to approach risks in the facilities' embedded systems and in products in the Authority's supply chain. While the Authority's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

 Status

  Through November 30, 1999, the Authority is approximately 95% in conformance with the Gartner Group Year 2000 best practices model. Upon completion of the fourth and final assessment in August of 1999, the Authority received a rating of 4.0, which represents operational sustainability. The Authority's mission critical system applications that run financial, payroll and casino operating systems were remediated in April 1999. As of November 30, 1999, the Authority has received compliance correspondence from 95% of its mission critical vendors and is 95% complete with its embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans have been developed for critical entities to eliminate any disruptions to operations.

 Cost

  The Authority has incurred approximately $1.2 million in costs to date associated with the Year 2000 program as of September 30, 1999. The Authority does not separately track costs, except for labor incurred by the information systems group and outside consulting fees, incurred for the Year 2000 program. Although there can be no assurances, it is anticipated that costs associated with the remediation and verification to become Year 2000 compliant will not exceed $1.5 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

 New Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority is currently analyzing the impact of this statement, which is required to be adopted effective for all fiscal years beginning after June 15, 2000, and does not expect this statement to have a material impact on the Authority's financial position or results of operations.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority is currently analyzing the impacts of this statement, which is required to be adopted in fiscal years beginning after December 15, 1998, and does not expect this statement to have a material impact on the Authority's financial position or results of operations.

Certain Forward Looking Statements

  Certain information included in this Form 10-K and other materials filed or to be filed by the Authority with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward- looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, issues related to the Year 2000, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 7a. Qualitative and Quantitative Disclosure of Market Risk

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

  At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR based formula, plus applicable spreads. In addition, the Authority has the right, within two years following the close of the Bank Credit Facility, to arrange for increases in the loan amounts to an aggregate amount of $500 million. As of November 15, 1999 the Authority has exercised that right and increased the Bank Credit Facility to $459.5 million. As of September 30, 1999, the Bank Credit Facility was undrawn. The Authority expects reductions to the loan amounts will begin in fiscal 2001. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements and Notes to Financial Statements of the Mohegan Tribal Gaming Authority, referred to in Item 14(A)(1) of this Form 10-K, are included at pages F-1 to F-19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Executive Officers of the Registrant

  The Authority is governed by a nine-member Management Board, consisting of the same nine members as the Tribal Council (the governing body of the Tribe). The General Manager of Mohegan Sun is hired by TCA, subject to the approval of the Authority; other senior officers of Mohegan Sun are hired by TCA. The General Manager and other senior officers are employees of the Authority.

  The following table provides information as of September 30, 1999 with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun.

Name                     Age Position
----                     --- --------
Roland J. Harris........  52 Chairman and member, Management Board
Jayne G. Fawcett........  63 Vice Chair and member, Management Board
William J. Velardo......  45 President and General Manager
Mitchell Grossinger
 Etess..................  41 Executive Vice President, Marketing
Jeffrey E. Hartmann.....  38 Executive Vice President, Finance and Chief Financial Officer
Carlisle M. Fowler......  71 Treasurer and member, Management Board
Loretta F. Roberge......  68 Corresponding Secretary and member, Management Board
Shirley M. Walsh........  55 Recording Secretary and member, Management Board
Mark F. Brown...........  42 Member, Management Board
Courtland C. Fowler.....  72 Member, Management Board
Maynard L. Strickland...  59 Member, Management Board
Glen R. LaVigne.........  39 Member, Management Board

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

  Jayne G. Fawcett--Ms. Fawcett has been Vice Chair of the Management Board since December 1995 and a member of the Management Board since July 1995. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was Chair of the Tribe's Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe's public relations.

  William J. Velardo--Mr. Velardo has been President and General Manager of Mohegan Sun since October 1995 and has 23 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming joint venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo was part of the management team that opened the Mirage in Las Vegas and served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager for Caesar's Tahoe and Caesar's Palace.

  Mitchell Grossinger Etess--Mr. Etess has been Executive Vice President of Marketing at Mohegan Sun since November 1995 and has 19 years experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

  Jeffrey E. Hartmann--Mr. Hartmann has been Executive Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has 8 years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Price WaterhouseCoopers, LLP, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

  Carlisle M. Fowler--Mr. Fowler has been the Treasurer and a member of the Management Board since July 15, 1995 and has been active in the Tribe's government for over 20 years. Prior to his retirement in 1989, Mr. Fowler was an electronics technician for the State of Connecticut and operated his own electronics business. Mr. Carlisle Fowler is the brother of Mr. Courtland Fowler.

  Loretta F. Roberge--Ms. Roberge has been Corresponding Secretary and a member of the Management Board since July 1995. Ms. Roberge has served as a paraprofessional at the Mohegan School for 25 years, working with children with special needs. Ms. Roberge has remained active in the Tribal community throughout her life, including her previous service as secretary of the Management Board. Ms. Roberge presently chairs the Finance Committee.

  Shirley M. Walsh--Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 1995. Ms. Walsh has worked for the Tribe in various capacities for almost eight years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and serves on several other Committees of the Tribe.

  Mark F. Brown--Mr. Brown has been a member of the Management Board since October 1995 and serves as the Public Safety liaison for the Tribal Council. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a Law Enforcement officer for over twelve years. Prior to Law Enforcement he was involved in retail sales and management.

  Courtland C. Fowler--Mr. Fowler has been a member of the Management Board since July 1995 and was a major contributor to the cultural research that led to the federal recognition of the Tribe. Mr. Fowler was previously employed as a chemical operator and assistant foreman at Pfizer, Inc. until his retirement in 1990. He served as Vice Chairman of the Management Board, and as a member of the Tribe's Constitutional Review Board. Mr. Fowler was on the committee that drafted the first constitution of the Tribe. Mr. Courtland Fowler is the brother of Mr. Carlisle Fowler.

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

Item 11. Executive Compensation

  The following table summarizes the compensation paid to the senior executive officers:

                          SUMMARY COMPENSATION TABLE

                                                     Fiscal
Name and Principal Position                        Year Ended  Salary   Bonus
---------------------------                        ---------- -------- --------
William J. Velardo................................    1999    $503,000 $150,000
President and General Manager.....................    1998    $400,000 $150,000
                                                      1997    $353,000 $175,000
Mitchell Grossinger Etess.........................    1999    $306,000 $100,000
Executive Vice President, Marketing...............    1998    $262,500 $100,000
                                                      1997    $223,000 $110,000
Jeffrey E. Hartmann...............................    1999    $250,000 $100,000
Executive Vice President, Finance.................    1998    $210,000 $100,000
and Chief Financial Officer.......................    1997(1) $130,000 $ 60,000

--------
(1)  Mr. Hartmann commenced employment with the Authority on December 30,
     1996.

  During April 1999, the Authority entered into employment agreements with certain key executive employees. The employment agreements provide for a base salary, annual compensation increases and annual bonuses subject to certain restrictions as set forth within the agreement. The employment agreements became effective upon the approval of the Secretary of the United States Department of the Interior, and will remain effective through and including December 31, 2004. The employment agreements automatically renew for an additional term of five years unless terminated, as defined.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The Authority has no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions

  The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the year ended September 30, 1999, the Authority incurred $8.3 million of expenses for such services, of which $7.2 million was paid as of September 30, 1999. For both the year ended September 30, 1998 and the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the cost of governmental and administrative services was $7.7 million.

  The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location. For the fiscal years ended September 30, 1999 and 1998, the Authority expended $417,000 and $400,000, respectively for the resale goods. For the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority expended $296,000.

  The Tribe, also through one of it's limited liability companies controlled by the Tribe, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 1999 and 1998, the Authority expended $412,000 and $446,000, respectively relating to the lease agreements. For the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority expended $271,000.

  The Authority engages McFarland Johnson, Inc. for surveying, civil engineering, and professional design services. Roland Harris, Chairman of the Management Board is a consultant for this corporation for a fixed fee. For the fiscal years ended September 30, 1999 and 1998, and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority incurred $495,000, $41,000, and

$125,000, respectively for such services. McFarland Johnson formerly conducted business as Harris & Clark. The Authority believes the terms of these engagements are comparable to those that would pertain to arms length engagements of unaffiliated firms.


  As of September 30, 1999, the Authority employed 117 Mohegan tribal members.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K

A(1). Financial Statements

  See Index to financial statements included herein.

A(2). Financial Statement Schedules

  Included in Part IV of this Report:

  Schedule II--Valuation and Qualifying Accounts and Reserves

  Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

A(3). Exhibits

 Exhibit No. Description
 ----------- -----------
  3.1        Constitution of the Mohegan Tribe of Indians of Connecticut*
  3.2        Ordinance No. 95-7/15-1 of the Tribe for Gaming on Tribal Lands,
             enacted on July 20, 1995*
  4.1        Note Purchase Agreement dated September 29, 1995 between the
             Mohegan Tribal Gaming Authority and Sun International Hotels
             Limited (filed as Exhibit 10.10 to 1996 Form S-1and incorporated herein by reference)*
  4.2        Form of Junior Subordinated Notes due 2003 of the Mohegan Tribal
             Gaming Authority (contained in the Note Purchase Agreement as filed as Exhibit 4.1)*
  4.3        Indenture dated March 3, 1999 among the Mohegan Tribal Gaming
             Authority, the Mohegan Tribe of Indians of Connecticut and First
             Union National Bank, as Trustee, relating to the 8 1/8% Senior
             Notes Due 2006 of the Mohegan Tribal Gaming Authority**
  4.4        Form of Global 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal
             Gaming Authority (contained in the Indenture filed as Exhibit
             4.3)**
  4.5        Registration Agreement dated March 3, 1999 among the Mohegan
             Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc
             Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear,
             Stearns & Co., Inc., BankBoston Robertson Stephens Inc. and Fleet
             Securities, Inc.**
  4.6        Indenture dated as of March 3, 1999 among the Mohegan Tribal
             Gaming Authority, Mohegan Tribe of Indians of Connecticut and
             State Street Bank and Trust Company, as Trustee, relating to the 8
             3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal
             Gaming Authority**
  4.7        Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the
             Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3)**
  4.8        Registration Agreement dated March 3, 1999 among the Mohegan
             Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc
             Montgomery Securities LLC, SG Cowen Securities Corporation, Bear,
             Stearns & Co. Inc., BankBoston Roberston Stephens Inc. and Fleet
             Securities, Inc.**
 10.1        The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact
             between the Tribe and the State of Connecticut (the "Compact")*

10.2   Agreement dated April 25, 1994 between the Tribe and the State of Connecticut resolving certain land claims (the "Resolution Agreement")*
10.3   Memorandum of Understanding dated April 25, 1994 between the Tribe and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement*
10.4   Agreement between the Tribe and the Town of Montville, Connecticut*
10.5   Land Lease dated September 29, 1995 between the Tribe and the Authority; Amendment of Land Lease dated September 29, 1995*
10.6   Amended to the Land Lease dated February 19, 1999 between the Mohegan Tribe of Indians of
       Connecticut and the Mohegan Tribal Gaming Authority**
10.7   Amended and Restated Gaming Facility Management Agreement dated August 30, 1995 between the Mohegan
       Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and TCA*
10.8   Development Services Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming
       Authority, the Mohegan Tribe of Indians of Connecticut and TCA***
10.9   Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and Savings Association
       as administrative agent, and NationsBanc Montgomery Securities as lead arranger**
10.10  The Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming Authority, the
       Mohegan Tribe of Indians of Connecticut and Fleet National Bank**
10.11  Defeasance Escrow Deposit Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming
       Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank**
10.12  Construction Reserve Disbursement Agreement dated March 3, 1999 among the Mohegan Tribal Gaming
       Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank**
10.13  The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement dated September 1, 1998 between the Authority and Merrill Lynch Trust***
10.14  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and
       William J. Velardo**
10.15  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and
       Mitchell Grossinger Etess**
10.16  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and
       Jeffrey E. Hartmann**

--------
  * Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), and incorporated herein by reference

 ** Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), and incorporated herein by reference

*** Filed by the Authority with 1998 Form 10-K and incorporated herein by reference

A(4). Report on Form 8-K

  None.

B. SCHEDULE II

                        MOHEGAN TRIBAL GAMING AUTHORITY
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 and 1998
   AND FOR THE PERIOD OCTOBER 12, 1996 (DATE OF COMMENCEMENT OF OPERATIONS)
                          THROUGH SEPTEMBER 30, 1997


Column A                       Column B                  Column C                Column D       Column E
--------                  ------------------- ------------------------------- --------------- -------------
                              Balance at      Charged to costs   Charged to   Deductions from  Balance  at
                          beginning of period   and expenses   other accounts   reserves(1)   end of period
Description:              ------------------- ---------------- -------------- --------------- -------------
Year Ended September 30,
 1999
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............     $    348,236       $    679,218    $        --      $193,102     $    834,352
  Relinquishment
   liability............     $549,125,000       $111,885,000    $        --      $    --      $661,010,000
Year Ended September 30,
 1998
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............     $    186,599       $    523,317    $        --      $361,680     $    348,236
  Relinquishment
   liability............     $        --        $        --     $549,125,000     $    --      $549,125,000
Period Ended September
 30, 1997
Reserves and allowances
 from asset accounts:
  Allowance for doubtful
   accounts.............     $        --        $    231,249    $        --      $ 44,650     $    186,599

----
Note (1):Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Public Accountants...........................      F-1
Balance Sheets of Mohegan Tribal Gaming Authority as of September
30, 1999 and 1998..................................................      F-2
Statements of Income (Loss) of Mohegan Tribal Gaming Authority for
the years ended September 30, 1999 and 1998, and the Period October
12, 1996 (date of commencement of operations) through September 30,
1997...............................................................      F-3
Statements of Capital of the Mohegan Tribal Gaming Authority for
the years ended September 30, 1999 and 1998, and the Period October
12, 1996 (date of commencement of operations) through September 30,
1997...............................................................      F-4
Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
years ended September 30, 1999 and 1998 and the Period October 12,
1996 (date of commencement of operations) through September 30,
1997...............................................................      F-5
Notes to Financial Statements of Mohegan Tribal Gaming Authority...  F-6 to F-14

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

  We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 1999 and 1998, and the related statements of income (loss), capital, and statements of cash flows for the years ended September 30, 1999 and 1998 and for the period October 12, 1996 (date of commencement of operations), through September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 1999 and 1998, and the results of its operations and cash flows for the years ended September 30, 1999 and 1998 and for the period October 12, 1996 (date of commencement of operations), through September 30, 1997.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Hartford, Connecticut
December 3, 1999

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS
                                 (in thousands)

                                                    September 30, September 30,
                                                        1999          1998
                                                    ------------- -------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $  276,598     $  36,264
  Restricted cash (Note 4).........................          --        74,466
  Defeasance trust asset (Note 8)..................     138,845            --
  Receivables, net.................................       3,306         3,067
  Inventories......................................       5,971         5,027
  Other current assets.............................       1,891         2,136
                                                     ----------     ---------
    Total current assets...........................     426,611       120,960
Non-current assets:
  Property and equipment, net (Note 6).............     287,858       283,964
  Construction in process (Note 6).................      52,031        12,476
  Trademark, net...................................     127,423       130,000
  Other assets, net................................      21,039         7,080
                                                     ----------     ---------
    Total assets...................................  $  914,962     $ 554,480
                                                     ==========     =========
              LIABILITIES AND CAPITAL
Current liabilities:
  Current portion of capital lease obligations
   (Note 9)........................................  $   12,222     $  11,004
  Defeasance trust liability (Note 8)..............     136,254            --
  Accounts payable and accrued expenses (Note 7)...      49,403        46,857
  Accrued interest payable.........................      10,625        46,231
                                                     ----------     ---------
    Total current liabilities......................     208,504       104,092
                                                     ----------     ---------
Non-current liabilities:
  Long-term debt (Note 8)..........................     500,000       265,000
  Relinquishment liability (Note 13)...............     661,010       549,125
  Capital lease obligations, net of current portion
   (Note 9)........................................       7,076        18,563
                                                     ----------     ---------
    Total liabilities..............................   1,376,590       936,780
                                                     ----------     ---------
      COMMITMENTS AND CONTINGENCIES (NOTE 12)
Capital:
  Total capital....................................    (461,628)     (382,300)
                                                     ----------     ---------
  Total liabilities and capital....................  $  914,962     $ 554,480
                                                     ==========     =========

   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                          STATEMENTS OF INCOME (LOSS)
                                 (in thousands)

                                                                 For the period
                                                                  October 12,
                                                                 1996 (date of
                                                                  commencement
                                        For the       For the    of operations)
                                      Year Ended    Year Ended      through
                                     September 30, September 30, September 30,
                                         1999          1998           1997
                                     ------------- ------------- --------------
Revenues:
  Gaming............................   $ 641,117     $ 543,870      $440,540
  Food and beverage.................      60,920        55,544        46,925
  Retail and other..................      51,034        36,328        21,489
  Bingo operations..................      13,491        13,737        13,548
                                       ---------     ---------      --------
  Gross revenues....................     766,562       649,479       522,502
  Less--Promotional allowances......     (84,420)      (66,272)      (44,265)
                                       ---------     ---------      --------
  Net revenues......................     682,142       583,207       478,237
                                       ---------     ---------      --------
Cost and expenses:
  Gaming............................     281,065       237,946       209,086
  Food and beverage.................      21,304        21,212        24,168
  Retail and other..................      30,289        24,607        16,282
  Bingo operations..................      11,962        12,309        15,067
  General and administration........      98,871        86,813        78,207
  Management fee....................      59,532        47,442        23,243
  Depreciation and amortization.....      23,397        17,528        32,155
                                       ---------     ---------      --------
    Total costs and expenses........     526,420       447,857       398,208
                                       ---------     ---------      --------
  Income from operations............     155,722       135,350        80,029
                                       ---------     ---------      --------
Other income (expense):
  Relinquishment liability
   reassessment (Note 13)...........    (111,885)           --            --
  Interest and other income.........      11,270         2,400         1,795
  Interest expense..................     (55,595)      (50,172)      (45,137)
                                       ---------     ---------      --------
                                        (156,210)      (47,772)      (43,342)
                                       ---------     ---------      --------
  Income (loss) before extraordinary
   items............................        (488)       87,578        36,687
  Extraordinary items (Notes 13 and
   14)..............................     (38,428)     (419,457)           --
                                       ---------     ---------      --------
  Net income (loss).................   $ (38,916)    $(331,879)     $ 36,687
                                       =========     =========      ========

   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                 (in thousands)

                                                                 For the period
                                                                October 12, 1996
                                                                 (commencement
                                       For the       For the     of operations)
                                     Year Ended    Year Ended       through
                                    September 30, September 30,  September 30,
                                        1999          1998            1997
                                    ------------- ------------- ----------------
Beginning balance..................   $(382,300)    $  21,931       $     --
Net income (loss)..................     (38,916)     (331,879)        36,687
Capital contribution by Tribe......      97,096            --             --
Distributions to Tribe.............    (137,508)      (72,352)       (14,756)
                                      ---------     ---------       --------
Ending balance.....................   $(461,628)    $(382,300)      $ 21,931
                                      =========     =========       ========



   The accompanying notes are an integral part of these financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the period
                                                                  October 12,
                                                                 1996 (date of
                                                                  commencement
                                        For the       For the    of operations)
                                      Year Ended    Year Ended      through
                                     September 30, September 30, September 30,
                                         1999          1998           1997
                                     ------------- ------------- --------------
Cash flows provided by operating
 activities:
  Net income (loss).................   $ (38,916)    $(331,879)     $ 36,687
  Adjustments to reconcile net
   income (loss) to net cash flow
   provided by operating activities:
    Depreciation and amortization...      23,397        17,528        32,155
    Loss on early extinguishment of
     debt, net......................      33,217           332            --
    Write-off of financing fees.....       5,211            --            --
    Loss on asset disposal..........         453           124            --
    Provision for losses on
     receivables....................         679           523           231
    Relinquishment liability and
     reassessment...................     111,885       419,125            --
  Changes in operating assets and
   liabilities:
    (Increase) decrease in
     receivables and other assets...      (5,300)       (1,064)          177
    Increase in accounts payable and
     accrued expenses...............      13,193        29,886        47,970
                                       ---------     ---------      --------
   Net cash flows provided by
    operating activities............     143,819       134,575       117,220
                                       ---------     ---------      --------
Cash flows used in investing
 activities:
  Purchase of property and
   equipment........................     (23,181)      (25,700)       (7,565)
  Increase in construction in
   process..........................     (39,555)       (7,031)       (5,445)
  Decrease in construction payable..          --        (3,604)      (40,646)
                                       ---------     ---------      --------
   Net cash flows used in investing
    activities......................     (62,736)      (36,335)      (53,656)
                                       ---------     ---------      --------
Cash flows provided by (used in)
 financing activities:
  Distributions to Tribe............    (137,508)      (72,352)      (14,756)
  Contribution of capital by Tribe..      97,096            --            --
  Proceeds from issuance of long-
   term debt........................     500,000            --        23,000
  Capitalized financing fees........     (20,309)           --            --
  Defeasance trust asset............    (135,507)           --            --
  Proceeds from equipment financing.         878         9,772        24,495
  Payment on equipment financing....     (11,148)      (13,774)      (19,996)
  Extinguishment of Senior Secured
   Notes............................    (208,717)           --            --
                                       ---------     ---------      --------
   Net cash flows provided by (used
    in) financing activities........      84,785       (76,354)       12,743
                                       ---------     ---------      --------
   Net increase in cash and cash
    equivalents.....................     165,868        21,886        76,307
  Cash and cash equivalents at
   beginning of period..............     110,730        88,844        12,537
                                       ---------     ---------      --------
  Cash and cash equivalents at end
   of period........................   $ 276,598     $ 110,730      $ 88,844
                                       =========     =========      ========
Supplemental disclosures:
  Cash paid during the period for
   interest.........................   $  44,981     $  34,763      $ 30,140
  Trademark.........................          --     $ 130,000            --
  Debt assumed from the acquisition
   of property......................          --            --      $ 22,739

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

  The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board has engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operation of Mohegan Sun pursuant to a seven-year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming, L.L.C. (See
Note 13 for discussion of the Relinquishment Agreement between the Tribe and
TCA).

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

 Cash and Cash Equivalents

  The Authority classifies as cash all highly liquid investments with a maturity of six months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

 Inventories

  Inventories are stated at weighed average cost.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Useful life estimates of asset categories are as follows:

       Buildings and land improvements................................  40 years
       Furniture and equipment........................................ 3-7 years

  The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income.

 Fair Value of Financial Instruments

  The fair value amounts disclosed below have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

  The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, financing facilities and capital lease obligations approximate fair value.

  At September 30, 1999, the fair value of the Authority's financing facilities is as follows:

       Senior Notes.............................................. $200.0 million
       Senior Subordinated Notes................................. $300.0 million

 Revenue Recognition

  The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail and special events are recognized at the time the service is performed.

 Promotional Allowances

  The retail value of food, beverage and other services furnished to casino guests without charge is included in gross revenue and then deducted as promotional allowances to arrive at net revenues.

  The estimated value of providing such promotional allowances was included in revenues as follows (in thousands):

                                                           For the period
                                                      October 12, 1996 (date of
                                                            commencement
                             For the       For the         of operations)
                           Year Ended    Year Ended            through
                          September 30, September 30,       September 30,
                              1999          1999                1997
                          ------------- ------------- -------------------------
     Food and beverage...    $39,197       $34,783             $26,871
     Retail and Other....     45,223        31,489              17,394
                             -------       -------             -------
                             $84,420       $66,272             $44,265
                             =======       =======             =======

 Advertising

  The Authority expenses the production costs of advertising the first time the advertising takes place, with the exception of billboard advertising, which is treated as a prepaid and amortized over the expected period of future benefits.

 Trademarks

  Trademarks are amortized on a straight-line basis over the estimated period of benefit, which has been determined to be 37 years. As of September 30, 1999, the unamortized portion of the trademark is $127.4 million. See Note 13 for further discussion of the trademark.

 Income Taxes

  The Tribe is an "Indian Tribal Government" within the meaning of sections 7701(a)(40) and 7871 of the Internal Revenue Code of 1986. As such, the Authority has tax-exempt status with respect to federal and state income taxes.

 New Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority is currently analyzing the impact of this statement which is required to be adopted in the first fiscal year after June 15, 2000 and does not expect it to have a material impact on the Authority's financial position or results of operations.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority is currently analyzing the impact of this statement, which is effective for fiscal years beginning after December 15, 1998. Management does not expect this statement to have a material impact on the Authority's financial position or results of operations.

 Reclassifications

  Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

Note 3--Cash and Cash Equivalents

  At September 30, 1999 and 1998, the Authority had $237.9 million and $5.3 million, respectively invested in highly liquid investments with original maturities not to exceed six months. For reporting purposes, cash equivalents include all operating cash, in-house funds, and cash set aside for the expansion of Mohegan Sun ("Project Sunburst").

Note 4--Restricted Cash

  Components of restricted cash were as follows (in thousands):

                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
       Replacement reserve..........................      $--         $   250
       Cash maintenance.............................       --          10,000
       Interest and excess cash flow................       --          64,216
                                                          ---         -------
                                                          $--         $74,466
                                                          ===         =======

  The restricted cash balances at September 30, 1998 were required by the $175 million Senior Secured Notes ("Senior Secured Notes") (See Note 8). During 1999, the Authority issued $200 million in Senior Notes ("Senior Notes") and $300 million in Senior Subordinated Notes ("Senior Subordinated Notes"). The proceeds from this financing were used to extinguish the existing Senior Secured Notes, defease the existing Subordinated Notes, pay for transaction costs associated with the Senior Note and Senior Subordinated Note financing, and fund initial costs related to Project Sunburst expansion. The repayment of the Senior Secured Notes eliminated the restricted cash requirement set forth in the indenture. The remainder of the proceeds was set aside for Project Sunburst and will not be used for general operations.

Note 5--Accounts Receivable

  The Authority maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections could change. At September 30, 1999 and 1998, the Authority established approximately $834,000 and $348,000, respectively in allowance for doubtful accounts.

Note 6--Property and Equipment, Net

  Components of property and equipment were as follows (in thousands):

                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
     Land...........................................   $ 28,581      $ 28,581
     Land improvements..............................     47,297        47,350
     Buildings......................................    185,534       173,421
     Furniture and equipment........................     73,630        63,346
                                                       --------      --------
     Subtotal.......................................    335,042       312,698
     Less: accumulated depreciation.................    (47,184)      (28,734)
                                                       --------      --------
     Property and Equipment, net....................    287,858       283,964
     Construction in Process........................     52,031        12,476
                                                       --------      --------
     Total Property and Equipment...................   $339,889      $296,440
                                                       ========      ========

Note 7--Accounts Payable and Accrued Expenses

  Components of accounts payable and accrued expenses were as follows (in thousands):

                                                    September 30, September 30,
                                                        1999          1998
                                                    ------------- -------------
     Trade payables................................    $ 6,581       $ 7,558
     Accrued payroll and related taxes and
      benefits.....................................     12,621         9,931
     Accrued gaming taxes..........................     10,394         9,242
     Other accrued liabilities.....................     19,807        20,126
                                                       -------       -------
                                                       $49,403       $46,857
                                                       =======       =======

Note 8--Financing Facilities

  During 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes. The proceeds from this financing were used to extinguish the existing Senior Secured Notes, defease the existing Subordinated Notes, pay transaction costs for the financing of the newly issued Senior Notes and Senior Subordinated Notes, and to fund initial costs related to Project Sunburst.

  Financing facilities, as described below, consisted of the following (in thousands):

                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
     Senior Secured Notes...........................   $     --      $175,000
     Subordinated Notes.............................         --        90,000
     Senior Notes...................................    200,000            --
     Senior Subordinated Notes......................    300,000            --
                                                       --------      --------
                                                       $500,000      $265,000
                                                       ========      ========

 Senior Secured Notes

  On March 3, 1999, the Authority redeemed the Senior Secured Notes for $220.0 million, including accrued interest of $11.3 million and a tender premium of $33.7 million.

 Subordinated Notes/Defeasance Trust

  At September 30, 1998, the Authority had $90.0 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes"). The Authority had $20.0 million of Subordinated Notes to each of Sun International and Waterford Gaming LLC, bearing interest at 15.0% per annum. The Authority also had issued $50.0 million of Subordinated Notes to Sun International evidencing draws made by the Authority under the Secured Completion Guarantee provided by Sun International and Waterford Gaming LLC during the initial construction of Mohegan Sun. Sun International currently holds $42.5 million of the Secured Completion Guarantee, and Waterford Gaming LLC holds the remaining $7.5 million. The interest rate on each Subordinated Note issued under the Secured Completion Guarantee is at prime rate plus 1%, which is revised at intervals of six months. The interest rate was 8.75% per annum at September 30, 1999 and 9.5% per annum at September 30, 1998 and 1997. In November 1999, the interest rate was revised to 9.25% per annum. Interest on the Subordinated Notes is payable semi-annually, provided that all such interest is deferred and will not be paid until at least half of the Senior Secured Notes have been offered to be repurchased or retired, pursuant to the terms of the Senior Secured Notes, and certain other conditions have been fulfilled.

  The Authority has agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority has exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority has established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that is estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The defeasance liability at September 30, 1999 was $136.3 million, representing the outstanding principal balance of $90.0 million and accrued interest of $46.3 million. The Authority has reduced accrued interest by $500,000 to account for the gain on the extinguishment of debt related to the tender of the Senior Subordinated Notes.

 Senior Notes

  On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8 1/8% per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $425 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement (see Note 13) payment to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes.

 Senior Subordinated Notes

  On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8 3/4% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations.

 Bank Credit Facility

  On March 3, 1999, the Authority entered into the $425 million Bank Credit Facility, which will mature in March of 2004. The Authority has the right, within two years subsequent to the closing of the Bank Credit Facility, to arrange for increases in the Bank Credit Facility to an aggregate amount of $500 million. On November 15, 1999, the Authority exercised its right to increase the Bank Credit Facility to $459.5 million (see Note 15). The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of September 30, 1999, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the facility commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun.

  The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of September 30, 1999, the Authority was in compliance with all covenant requirements.

 Letters of Credit

  Subsequent to the closing of the Bank Credit Facility, the Authority replaced its $2.5 million secured line-of-credit and letter of credit agreement with Fleet National Bank. The replacement includes a $250,000 unsecured letter of credit with Fleet National Bank that will expire on August 31, 2000, and a $1.6 million letter of credit agreement with Bank of America, which expires in April 2000. As of September 30, 1999 no amounts were drawn on the letters of credit.

 Excess Cash Purchase Offer

  Pursuant to the Senior Secured Notes, the Authority was required to make an excess cash purchase offer to all holders of the Senior Secured Notes within 120 days after each fiscal year end of the Authority, commencing September 30, 1997. The excess cash purchase offer was equal to 50% of the excess cash flow, as defined, plus 100% of the deferred subordinated interest.

  An Excess Cash Purchase Offer of $51.2 million was made on December 30, 1998. The Excess Cash Purchase Offer expired, by its terms, on January 29, 1999, and all holders declined to exercise the offer. On February 1, 1999, pursuant to the Subordinated Note purchase agreement, an offer to repurchase in the amount of the Excess Cash Purchase Offer was made to the holders of the Subordinated Notes. On February 1, 1999, the holders of the Subordinated Notes also rejected the offer. On February 2, 1999, as permitted by Section 4.07(g) of the Senior Secured Notes, the Authority distributed the Excess Cash Purchase Offer of $51.2 million to the Tribe. The Tribe contributed the $51.2 million back to the Authority on February 2, 1999.

Note 9--Leases

  At September 30, 1999, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                             Operating Capital
      Fiscal Year Ending September 30,                        Leases    Leases
      --------------------------------                       --------- --------
                                                               (In Thousands)
      2000..................................................  $2,726   $ 13,297
      2001..................................................     112      5,062
      2002..................................................      --      2,357
      2003..................................................      --         64
                                                              ------   --------
      Total minimum lease payments..........................  $2,838   $ 20,780
                                                              ======   ========
      Amount representing interest..........................             (1,482)
                                                                       --------
      Total obligation under capital leases.................             19,298
      Less: Amount due within one year......................            (12,222)
                                                                       --------
      Amount due after one year.............................           $  7,076
                                                                       ========

  Rent expense on the non-cancelable operating leases was $3.6 million for the years ended September 30, 1999 and 1998, respectively, and $11.1 million for the period from October 12, 1996 (date of commencement of operations) through September 30, 1997.

Note 10--Related Party Transactions

  The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun for the fiscal years ended September 30, 1999 and 1998, and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997. During the fiscal year ended

September 30, 1999, the Authority incurred $8.3 million of expenses for such services, of which $7.2 million was paid as of September 1999. The Authority incurred $7.7 million of expenses for fiscal 1998 and for the period ended September 30, 1997.

  The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location. For the fiscal years ended September 30, 1999 and 1998, the Authority expended $417,000 and $400,000, respectively for the resale goods. For the period from October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority expended $296,000.

  The Tribe, also through one of it's limited liability companies controlled by the Tribe, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 1999 and 1998, the Authority expended $412,000 and $446,000, respectively relating to the lease agreements. For the period October 12, 1996 (date of commencement of operations) through September 30, 1997, the Authority expended $271,000.

  The Authority engages McFarland Johnson, Inc. for surveying, civil engineering, and professional design services. Roland Harris, Chairman of the Management Board is a consultant for this corporation for a fixed fee. For the fiscal years ended September 30, 1999 and 1998, and for the period ended September 30, 1997, the Authority incurred $495,000, $41,000, and $125,000, respectively for such services. McFarland Johnson formerly conducted business as Harris & Clark. The Authority believes the terms of these engagements are comparable to those that would pertain to arms length engagements of unaffiliated firms.

  As of September 30, 1999, the Authority employed 117 Mohegan tribal members.

Note 11--Employee Benefit Plans

  Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority had matched 50% of the first 4% for the period February 10, 1997 to December 31, 1998, and the Authority now matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings effective January 1, 1999. The Authority recorded matching contributions of approximately $2.0 million, $1.4 million and $792,000, respectively, to this plan for the year ended September 30, 1999 and 1998, and the period ended September 30, 1997.

  Effective September 1, 1998, the Authority, in conjunction with the Tribe, adopted a Non-Qualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their post-tax income to the plan. As of September 30, 1999, contributions have totaled $138,000.

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

  The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe) gaming operations with slot machines or other commercial casino table games within Connecticut. The Authority reflected expenses associated with Slot Win Contribution totaling $121.1 million, $102.3 million and $80.7 million, respectively for the fiscal years ended September 30, 1999 and 1998, and for the period from October 12, 1996 (date of commencement of operations) through September 30, 1997.

 Town of Montville Agreement

  On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Three annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1999, 1998 and 1997, respectively. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 1999, the Authority has paid $2.1 million to the Town of Montville towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

 Expansion Construction Management Agreement with Perini Building Company,
Inc.

  The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a basic fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgement against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

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

  The Tribe has assigned its rights and obligations under the Management Agreement to the Authority. The term of the Management Agreement is seven years ending on October 11, 2003. TCA holds responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $59.5 million, $47.4 million and $23.2 million, respectively, for the fiscal years ended September 30, 1999, 1998 and for the period October 12, 1996 (date of commencement of operations) through September 30, 1997. At September 30, 1999, $4.4 million was owed to TCA in connection with the Management Agreement. See discussion on Relinquishment Agreement below.

 Relinquishment Agreement

  In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supercedes the Management Agreement effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and the "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commence on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three- month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commence on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires).

  The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future obligations under the agreement.

  At September 30, 1999, the Relinquishment Liability has been reassessed to be $661.0 million and the $111.9 million increase has been reflected as a Relinquishment Liability Reassessment in the accompanying statement of income(loss). This reassessment resulted from the increase in the estimated future Revenues that will be generated by the Authority during the term of the Relinquishment Agreement, and by the impact on the time value of money due to the passage of time.

  As part of the Relinquishment Agreement, the Authority received an exclusive and perpetual license with respect to trademarks and other similar rights (Trademarks) including the name "Mohegan Sun." These Trademarks were appraised by an independent valuation firm to have a value of $130 million. Therefore, for the year ended September 30, 1998, the difference between the estimated relinquishment liability of $549.1 million and the value of the Trademark of $130 million, has been reflected as an extraordinary item of $419.1 million in the accompanying statement of income(loss) for the year ended September 30, 1998.

 Development Agreement

  The Authority has also negotiated a second agreement with TCA (the "Development Agreement"), which makes TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA oversees the planning, design and construction of the expansion of Mohegan Sun and will receive a development fee of $14.0 million for such services. The development fee shall be paid as follows: on January 15, 2000 and thereafter within fifteen days following the end of each calendar quarter until Project Sunburst is completed, the Authority shall pay TCA a percentage of the development fee equal to the completed percentage of Project Sunburst as of December 31, 1999 and on the incremental completed percentage at the end of each successive quarter.

Note 14--Extraordinary Items

  The Authority incurred $38.4 million in extraordinary items for the year ended September 30, 1999. Included in the expense is $33.7 million related to the early extinguishment of the Senior Secured Notes and $5.2 million related to the write-off of financing fees associated with the original facility construction. Also included is an extraordinary gain for the forgiveness of debt of $500,000 associated with the defeasance of the Subordinated Notes (See
Note 8). For the year ended September 30, 1998, the Authority incurred $419.5 million of extraordinary items consisting of $419.1 million related to the Relinquishment Liability and $332,000 related to an early extinguishment of debt.

Note 15--Subsequent Events

  The Authority has exercised its right to increase the Bank Credit Facility, as further described in Note 8. On November 15, 1999, the Bank Credit Facility was increased from $425 million to $459.5 million.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 1999.

                                     MOHEGAN TRIBAL GAMING AUTHORITY

                                     By: /s/ Roland J. Harris
                                       ________________________________________
                                       Roland J. Harris
                                       Chairman, Management Board,
                                       Duly Authorized

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 14, 1999.

               Signature                               Title

         /s/ Roland J. Harris             Chairman and Member, Management
---------------------------------------    Board
           Roland J. Harris

         /s/ Jayne G. Fawcett             Vice-Chair and Member, Management
---------------------------------------    Board
           Jayne G. Fawcett

        /s/ William J. Velardo            President and General Manager,
---------------------------------------    Mohegan Sun (Principal Executive
          William J. Velardo               Officer)

        /s/ Jeffrey E. Hartmann           Executive Vice President, Finance
---------------------------------------    and Chief Financial Officer,
          Jeffrey E. Hartmann              Mohegan Sun (Principal Financial
                                           and Accounting Officer)

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