Form 10-Q
period 1999-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2000-02-14
CIK 1005276

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

  For the quarterly period ended: December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transaction period from         to

                       Commission file number: 033-80655


                               ----------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of registrant as specified in its charter)

                               ----------------

                 Connecticut                                     06-1436334
        (State or other jurisdiction                           (IRS employer
      of incorporation or organization)                     Identification No.)

  One Mohegan Sun Boulevard, Uncasville, CT                        06382
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (860) 204-8000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                      Name of Each Exchange
                NONE                                On Which Registered

          Securities registered pursuant to Section 12(g) of the Act:

                NONE
              ---------
          (Title of Class)

                               ----------------

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                         Page
                                                                        Number
                                                                        ------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Review Report of Independent Public Accountants........................     1

Balance Sheets of Mohegan Tribal Gaming Authority as of December 31,
 1999 (unaudited) and September 30, 1999...............................     2

Statements of Income of Mohegan Tribal Gaming Authority for the
 Quarters Ended December 31, 1999 and 1998 (unaudited).................     3

Statements of Capital of Mohegan Tribal Gaming Authority for the
 Quarters Ended December 31, 1999 and 1998 (unaudited).................     4

Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
 Quarters Ended December 31, 1999 and 1998 (unaudited).................     5

Notes to Financial Statements of Mohegan Tribal Gaming Authority.......  6-11

ITEM 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................... 12-15

ITEM 3 -- Quantitative and Qualitative Disclosure of Market Risk.......    16

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings............................................    18

ITEM 2 -- Changes in Securities........................................    18

ITEM 3 -- Defaults upon Senior Securities..............................    18

ITEM 4 -- Submission of Matters to a Vote of Security Holders..........    18

ITEM 5 -- Other Information............................................    18

ITEM 6 -- Exhibits and Reports on Form 8-K ............................    18

Signatures -- Mohegan Tribal Gaming Authority..........................    19

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of December 31, 1999, and the related statements of income, capital and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Authority's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, and the related statements of income, capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 3, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Hartford, Connecticut
February 11, 2000

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                                 (in thousands)

                                                    December 31, September 30,
                                                        1999         1999
                                                    ------------ -------------
                                                    (unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents........................  $ 221,095     $ 276,598
  Defeasance trust asset (Note 2)..................        --        138,845
  Receivables, net.................................      3,781         3,306
  Inventories......................................      6,649         5,971
  Other current assets.............................      3,538         1,891
                                                     ---------     ---------
    Total current assets...........................    235,063       426,611
                                                     =========     =========
Non-Current Assets:
  Property and equipment, net......................    286,767       287,858
  Construction in process..........................    101,569        52,031
  Trademark, net...................................    125,705       127,423
  Other assets, net................................     21,756        21,039
                                                     ---------     ---------
    Total assets...................................  $ 770,860     $ 914,962
                                                     =========     =========
                 LIABILITIES AND CAPITAL
Current Liabilities:
  Current portion of capital lease obligations
   (Note 3)........................................  $  11,507     $  12,222
  Defeasance trust liability (Note 2)..............        --        136,254
  Accounts payable and accrued expenses............     40,957        45,823
  Accrued interest payable.........................        --         10,625
                                                     ---------     ---------
    Total current liabilities......................     52,464       204,924
                                                     ---------     ---------
Non-Current Liabilities:
  Long-term debt (Note 2)..........................    500,000       500,000
  Relinquishment liability (Note 6)................    666,773       661,010
  Capital lease obligations, net of current portion
   (Note 3)........................................      4,759         7,076
                                                     ---------     ---------
    Total liabilities..............................  1,223,996     1,373,010
                                                     ---------     ---------
Commitments and Contingencies (Note 4)
Capital:
    Total capital..................................   (453,136)     (458,048)
                                                     ---------     ---------
    Total liabilities and capital..................  $ 770,860     $ 914,962
                                                     =========     =========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                              STATEMENTS OF INCOME

                                 (in thousands)

                                                 For the           For the
                                              Quarter Ended     Quarter Ended
                                            December 31, 1999 December 31, 1998
                                            ----------------- -----------------
                                               (unaudited)       (unaudited)
Revenues:
  Gaming...................................     $164,925          $152,672
  Food and beverage........................       14,897            15,012
  Retail and other.........................       19,626            13,287
  Bingo operations.........................        2,421             3,184
                                                --------          --------
  Gross revenues...........................      201,869           184,155
  Less--Promotional allowances.............      (26,273)          (21,105)
                                                --------          --------
  Net revenues.............................      175,596           163,050
                                                --------          --------
Cost and expenses:
  Gaming...................................       75,985            66,591
  Food and beverage........................        5,585             5,386
  Retail and other.........................        4,545             4,602
  Bingo operations.........................        2,127             2,828
  General and administration...............       34,011            31,876
  Expansion costs..........................          522                --
  Management fee...........................       13,634            13,646
  Depreciation and amortization............        7,526             4,669
                                                --------          --------
  Total costs and expenses.................      143,935           129,598
                                                --------          --------
  Income from operations...................       31,661            33,452
                                                --------          --------
Other income (expense):
  Relinquishment liability reassessment
   (Note 6)................................       (5,763)              --
  Interest and other income................        3,289               619
  Interest expense.........................      (14,028)          (12,810)
                                                --------          --------
                                                 (16,502)          (12,191)
                                                --------          --------
  Net income...............................     $ 15,159          $ 21,261
                                                ========          ========


 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL

                                 (in thousands)

                                    For the Quarter Ended For the Quarter Ended
                                      December 31, 1999     December 31, 1998
                                    --------------------- ---------------------
                                         (unaudited)           (unaudited)
Beginning balance..................       $(458,048)            $(377,874)
Net income.........................          15,159                21,261
Distributions to Tribe.............         (10,247)              (12,351)
                                          ---------             ---------
Ending balance.....................       $(453,136)            $(368,964)
                                          =========             =========





 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   For the Quarter Ended For the Quarter Ended
                                     December 31, 1999     December 31, 1998
                                   --------------------- ---------------------
                                        (unaudited)           (unaudited)
Cash flows provided by operating
 activities:
Net income........................       $ 15,159              $ 21,261
Adjustments to reconcile net
 income to net cash flow provided
 by operating activities:
  Depreciation and amortization...          7,526                 4,669
  Loss on asset disposal..........            138                   --
  Provision for losses on
   receivables....................            167                    83
  Relinquishment liability and
   reassessment...................          5,763                   --
Changes in operating assets and
 liabilities:
  (Increase) decrease in
   receivables and other assets...         (1,078)                1,034
  Decrease in accounts payable and
   accrued expenses...............        (11,401)               (7,974)
                                         --------              --------
  Net cash flows provided by
   operating activities...........         16,274                19,073
                                         --------              --------
Cash flows used in investing
 activities:
Purchase of property and
 equipment........................         (4,123)               (6,113)
Increase in construction in
 process..........................        (49,538)                  --
                                         --------              --------
  Net cash flows used in investing
   activities.....................        (53,661)               (6,113)
                                         --------              --------
Cash flows used in financing
 activities:
Distributions to Tribe............        (10,247)              (12,351)
Defeasance trust asset............        135,507                   --
Defeasance liability..............       (140,344)                  --
Proceeds from equipment
 financing........................            --                    878
Payment on equipment financing....         (3,032)               (2,639)
                                         --------              --------
  Net cash flows used in financing
   activities.....................        (18,116)              (14,112)
                                         --------              --------
  Net decrease in cash and cash
   equivalents....................        (55,503)               (1,152)
Cash and cash equivalents at
 beginning of period..............        276,598               110,730
                                         --------              --------
Cash and cash equivalents at end
 of period........................       $221,095              $109,578
                                         ========              ========
Supplemental disclosures:
Cash paid during the period for
 interest.........................       $ 71,962              $ 18,309


 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

1.Organization and Basis of Presentation:

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

   The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board has engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operation of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C. The Management Agreement between the Tribe and TCA concluded on January 1, 2000. (See Note 6 for discussion of Relinquishment Agreement between the Tribe and TCA).

   The accompanying financial statements have been prepared in accordance with the accounting policies described in the Authority's 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The Balance Sheet at September 30, 1999, contained herein, was taken from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

   Certain amounts in the financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three-months ended December 31, 1999 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2.Financing Facilities:

   During 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes. The proceeds from this financing were used to extinguish the existing Senior Secured Notes, defease the existing Subordinated Notes, pay transaction costs for the financing of the newly issued Senior and Senior Subordinated Notes, and to fund initial costs related to the expansion of Mohegan Sun ("Project Sunburst").

 Subordinated Notes/Defeasance Trust

   The Authority redeemed the outstanding Subordinated Notes for $140.3 million, a price representing 100% of the principal amount plus accrued and unpaid interest, less $500,000 pursuant to the Relinquishment Agreement between the Tribe and TCA. (See Note 6 for discussion of Relinquishment Agreement between the Tribe and TCA). The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming LLC, also a partner in TCA. The Authority used the defeasance trust funds to redeem the Subordinated Notes on December 30, 1999.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   Financing facilities, as described below, consisted of the following (in thousands):

                                                             December  September
                                                                31,       30,
                                                               1999      1999
                                                             --------- ---------
   Senior Notes............................................. $ 200,000 $200,000
   Senior Subordinated Notes................................   300,000  300,000
                                                             --------- --------
                                                             $ 500,000 $500,000
                                                             ========= ========

 Senior Notes

   On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8 1/8% per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $459.5 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement (see Note 6) payment to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes.

 Senior Subordinated Notes

   On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8 3/4% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA (see Note 6). The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations.

 Bank Credit Facility

   On March 3, 1999, the Authority entered into the $425 million Bank Credit Facility, which will mature in March of 2004. The Authority has the right, within two years subsequent to the closing of the Bank Credit Facility, to arrange for increases in the Bank Credit Facility to an aggregate amount of $500 million. On November 15, 1999, the Authority exercised its right to increase the Bank Credit Facility to $459.5 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of December 31, 1999, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the facility commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

   The Authority's debt agreements require, among other things, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of December 31, 1999, the Authority was in compliance with all covenant requirements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Letters of Credit

   Subsequent to the closing of the Bank Credit Facility, the Authority replaced its $2.5 million secured line-of-credit and letter of credit arrangement with Fleet National Bank with a $250,000 unsecured letter of credit with Fleet National Bank that will expire on August 31, 2000, and with a $1.6 million letter of credit agreement with Bank of America, which expires in April 2000. As of December 31, 1999, no amounts were drawn on the letters of credit.

3.Leases:

   At December 31, 1999, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                             Operating Capital
   For the fiscal year ending September 30,                   Leases    Leases
   ----------------------------------------                  --------- --------
   (In Thousands)
   2000                                                       $1,825   $  9,897
   2001                                                          112      5,062
   2002                                                          --       2,357
   2003                                                          --          64
                                                              ------   --------
   Total minimum lease payment..............................  $1,937     17,380
                                                              ======
   Amount representing interest.............................             (1,114)
                                                                       --------
   Total obligation under capital leases....................             16,266
   Less: Amount due within one year.........................            (11,507)
                                                                       --------
   Amount due after one year................................           $  4,759
                                                                       ========

   Rent expense on the non-cancelable operating leases was $902,000 for each of the quarters ended December 31, 1999 and 1998.

4.Commitments and Contingencies:

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

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe). The Authority reflected expenses associated with Slot Win Contribution totaling $30.9 million and $28.4 million, respectively for the quarters ended December 31, 1999 and 1998.


 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town

                        MOHEGAN TRIBAL GAMING AUTHORITY
resulting from decreased tax revenues on reservation land held in trust. Three annual $500,000 payments payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1999, 1998 and 1997, respectively. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of December 31, 1999, the Authority has paid $2.9 million to the Town of Montville towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

 Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of December 31, 1999, Perini has received $3.6 million of the $20.5 million fee. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgement against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

5.Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 1999 and 1998, the Authority incurred expenses of $2.3 million and $2.0 million, respectively, for such services.

6.TCA Agreements:

 Management Agreement

   The Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe has retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

   The Tribe has assigned its rights and obligations under the Management Agreement to the Authority. TCA has a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for each of the quarters ended December 31, 1999 and 1998. At December 31, 1999, $2.9 million was owed to TCA in connection with the Management Agreement. See discussion on Relinquishment Agreement below.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supercedes the Management Agreement effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commences on April 25, 2000, twenty-five days subsequent to the end of the first three-month period following the Relinquishment Date and continue at the end of each three month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commence on July 25, 2000, twenty-five days subsequent to the end of the first six-month period following the Relinquishment Date and continue at the end of each six month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six month payment period, as the case may be.

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

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 1999, the relinquishment liability was reassessed to be $661.0 million. This reassessment resulted from the increase in the estimated future Revenues that will be generated by the Authority during the term of the Relinquishment Agreement, and by the impact of the time value of money due to the passage of time. At December 31, 1999, the relinquishment liability, which is reassessed quarterly, has been reassessed to be $666.8 million from $661.0 million at September 30, 1999, and the $5.8 million increase has been reflected as a relinquishment liability reassessment in the accompanying statement of income.

   As part of the Relinquishment Agreement, the Authority received an exclusive and perpetual license with respect to trademarks and other similar rights ("Trademarks") including the name "Mohegan Sun." These Trademarks were appraised by an independent valuation firm to have a value of $130 million at September 30, 1998. The Authority is amortizing these trademarks over the life of the facility and land improvements. As of December 31, 1999, the accumulated amortization was $4.3 million.

 Development Agreement

   The Authority has negotiated an agreement with TCA (the "Development Agreement"), which has made TCA the exclusive developer of Project Sunburst. Under the Development Agreement, TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14 million for such services based on the incremental completed percentage of Project Sunburst.

                        MOHEGAN TRIBAL GAMING AUTHORITY

7.Employee Benefits Plans

   Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority had matched 50% of the first 4% for the period February 10, 1997 to December 31, 1998, and the Authority now matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings effective January 1, 1999. The Authority recorded matching contributions of approximately $631,000 and $374,000, respectively, to this plan for the quarters ended December 31, 1999 and 1998.

   The Authority, in conjunction with the Tribe adopted a Nonqualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their post-tax income to the plan. The deferrals are in addition to those allowed under the Authority's 401(k) savings plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death. For the quarter ended December 31, 1999, contributions totaled $72,000. Cumulative contributions to the plan have totaled $209,000.

8.Subsequent Events

   On January 19, 2000, TCA received their first quarterly payment of $1.4 million under the Development Agreement.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998:

   Net revenues for the three months ended December 31, 1999 were $175.6 million compared with $163.1 million reported for the same period of the prior year. This 7.7% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $164.9 million for the three months ended December 31, 1999, marking an increase of $12.3 million or 8.0% over the three months ended December 31, 1998. Gaming revenue for the three months ended December 31, 1998 totaled $152.7 million. The increase in gaming revenues is primarily due to a 9.3% growth in slot machine revenues. Table game revenue grew at 4.1% for the quarter. Table game revenue was affected by a slightly lower table hold percentage for the quarter.

   For the three months ended December 31, 1999, food and beverage revenues were $14.9 million versus $15.0 million for the three months ended December 31, 1998. This slight decrease in revenue is attributable to the decrease in food covers, which totaled 968,000 and 1.0 million for the three months ended December 31, 1999 and 1998, respectively.

   Retail and other revenues were $19.6 million, a growth of $6.3 million or 47.7% over the same period in the prior year. Retail revenues increased by $3.8 million for the quarter as patrons continued to enjoy the retail product offered by Mohegan Sun. Other revenues increased by $2.5 million, primarily due to the availability of the Mohegan Sun gasoline and convenience center for the entire quarter ending December 31, 1999 versus the 24 days of operation for the period ending December 31, 1998. Retail and other revenues were $13.3 million for the three months ended December 31, 1998.

   Bingo revenues decreased $763,000 or 24.0% to $2.4 million during the three months ended December 31, 1999 compared to the same period in the prior year as a result of fewer bingo sessions being conducted. Bingo revenues were $3.2 million for the three months ended December 31, 1998.

   Promotional allowances totaled $26.3 million for the three months ended December 31, 1999, representing a $5.2 million or 24.5% increase over the prior year. The increase is primarily attributable to increased redemption of Mohegan Sun Player's Club points. The increase in promotional allowances is also attributable to the shifting of the redemption of Player's Club points to the Mohegan Sun gas and convenience center from the retail outlets. Promotional allowances as a percentage of gaming revenue were 15.9% and 13.8% for the three months ending December 31, 1999 and 1998, respectively. Promotional allowances were $21.1 million for the three months ended December 31, 1998.

   Total costs and expenses were $143.9 million for the three months ended December 31, 1999, an increase of $14.3 million or 11.1% over the prior year. The increase is the combined result of increased gaming volume, the addition of pre-opening expansion costs for Project Sunburst, and increases in costs related to the amortization of the Mohegan Sun Trademark. Total costs and expenses were $129.6 million for the three months ended December 31, 1998.

   Gaming costs and expenses were $76.0 million for the three months ended December 31, 1999, an increase of $9.4 million or 14.1% over the same period in the prior year. The slot win contribution paid to the State of Connecticut totaled $30.9 million for the three months ended December 31, 1999. This represents an increase of $2.5 million over the same period in the prior year, which is directly attributable to the $10.3 million increase in slot revenues. Gaming costs and expenses were $66.6 million for the three months ended December 31, 1998.

   Food and beverage costs were $5.6 million for the three months ended December 31, 1999, an increase of $199,000 or 3.7% from the same period in the prior year. The increase is attributable to increases in labor and employee benefits. Food and beverage costs were $5.4 million for the three months ended December 31, 1998.

   Retail and other costs were $4.5 million for the three months ended December 31, 1999, a decrease of $57,000 or 1.2% over the same period in the prior year. The decrease is primarily attributable to increased operating efficiencies. Retail and other costs were $4.6 million for the three months ended December 31, 1998.

   Bingo operation costs of $2.1 million for the three months ended December 31, 1999 decreased $701,000 or 24.8% over the same period in the prior year due to fewer sessions being conducted. Bingo operation costs were $2.8 million for the three months ended December 31, 1998.

   General and administrative costs were $34.0 million for the three months ended December 31, 1999. The increase of $2.1 million or 6.7% for the same period in the prior year is attributable to continued casino marketing promotions. General and administrative costs were $31.9 million for the three months ended December 31, 1998.

   Expansion costs totaled $522,000 for the three months ended December 31, 1999. Expansion costs are composed of pre-opening executive level management associated with the Project Sunburst expansion. Mohegan Sun did not incur any pre-opening expansion costs for the quarter ended December 31, 1998.

   Management fees earned by Trading Cove Associates totaled $13.6 million for the three months ended December 31, 1999 and 1998, respectively. Management fees are calculated as a percentage of net income.

   For the three months ended December 31, 1999, depreciation and amortization increased by $2.9 million or 61.2% over the same period in the prior year. The increase is primarily attributable to the $1.7 million amortization of the trademark asset. Depreciation and amortization for the three months ended December 31, 1998 was $4.7 million.

   Income from operations for the three months ended December 31, 1999 totaled $31.7 million, compared to $33.5 million for the same period in the prior year. The period to period decrease of $1.8 million or 5.4% is primarily due to a 11.1% increase in operating expenses, partially offset by a 7.7% increase in net revenues. The increase in operating expenses can be attributed to the increase in gaming revenues, the additional amortization associated with the Mohegan Sun Trademark, and the pre-opening expansion costs for Project Sunburst.

   At December 31, 1999, the relinquishment liability, which is reassessed quarterly, has been reassessed to be $666.8 million, an increase of $5.8 million. This reassessment resulted from the impact of the time value of money due to the passage of time.

   Interest and other income were $3.3 million for the three months ended December 31, 1999, an increase of $2.7 million over the prior year. The increase in interest income is related to the closing on the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999. Although a portion of the financing was utilized to pay off existing debt, the remainder was invested to fund Project Sunburst construction. The weighted average invested cash was $218.8 million and $8.0 million for the quarters ended December 31, 1999 and 1998, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition. Interest and other income were $619,000 for the three-months ended December 31, 1998.

   Interest expense of $14.0 million for the three months ended December 31, 1999 represented an increase of $1.2 million or 9.5% over the same period in the prior year. This increase was mainly attributable to the additional interest associated with the $200 million Senior Notes and $300 million Senior Subordinated Notes, partially offset by the tender of the existing Senior Secured Notes that had a coupon rate of 13.5%. The weighted average outstanding debt was $517.3 million and $293.1 million for the quarters ended December 31, 1999 and 1998, respectively. Interest expense was $12.8 million for the three months ended December 31, 1998.

Liquidity, Capital Resources and Capital Spending

   As of December 31, 1999 and 1998, the Authority held cash and cash equivalents of $221.1 million and $109.6 million, respectively. Of the cash and cash equivalents held on December 31, 1999, $182.6 million will be used to fund Project Sunburst. Cash provided by operating activities for 1999 was $16.3 million, compared to cash provided by operations of $19.0 million for 1998. On March 3, 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes. The proceeds from this financing were used to extinguish the existing $175 million Senior Secured Notes, defease the existing $90 million of Subordinated Notes, pay for transaction costs associated with the Senior Note and Senior Subordinated Note financing, and fund initial costs related to Project Sunburst expansion. The Senior Notes bear an interest rate of 8 1/8% per annum and mature in March of 2006. The Senior Subordinated Notes bear an interest rate of 8 3/4% per annum and mature in March of 2009. Interest on the Senior Notes and Senior Subordinated Notes is payable on January 1 and July 1 of each year.

   During 1998, the Authority finalized contract negotiations with TCA for Project Sunburst, which is currently estimated to cost $800 million (excluding capitalized interest). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14 million for such services.

   On December 30, 1999, the Authority redeemed the outstanding Subordinated Notes for $140.3 million, a price representing 100% of the principal amount plus accrued and unpaid interest, less $500,000. The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming LLC, also a partner in TCA.

   On March 3, 1999, the Authority entered into a syndicated $425 million Bank Credit Facility maturing in March of 2004. The Authority has the right within two years subsequent to the closing of the Bank Credit Facility, to arrange for increases in the Bank Credit Facility to an aggregate amount of $500 million. On November 15, 1999, the Authority exercised its option to increase the Bank Credit Facility to $459.5 million. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted London Inter-bank Offer Rate ("LIBOR") based formula plus applicable basis point spreads. The Bank Credit Facility has various restrictive and financial covenants, which the Authority remained compliant with as of December 31, 1999.

   As of December 31, 1999, there were no borrowings outstanding under the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.

   The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $53.7 million for the quarter ended December 31, 1999, versus $6.1 million for the quarter ended December 31, 1998. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $3.4 million and $2.9 million for the quarters ending December 31, 1999 and 1998, respectively. Spending on Project Sunburst infrastructure improvements totaled $4.4 million for the quarter ending December 31, 1999. In the quarter ended December 31, 1998, $3.2 million was also spent on the construction of the on-site Mohegan Sun gas and convenience center, Racebook and Project Sunburst.

   Cumulative Project Sunburst construction costs totaled $71.3 million through December 31, 1999, of which $33.9 million was expended during the quarter. For the remaining three quarters of fiscal 2000, Mohegan

Sun anticipates spending of $165.1 million on Project Sunburst costs. On January 3, 2000, approximately 1,000 of the 2,700 spaces opened in the Riverview Garage. The opening of the Riverview Garage has enabled major excavation to begin on the site, signaling the start of construction of the casino hotel resort phase of Project Sunburst. Project Sunburst is expected to open beginning in the fall of 2001.

   The Authority commenced construction on an employee parking center in March 1999. The employee parking center will include 2,700 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and an exercise facility. The total cost of the employee parking center is estimated to be $25.0 million. As of December 31, 1999, the Authority had expended $21.8 million on the construction of the employee parking center, of which $12.0 million was spent in the quarter ending December 31, 1999. The employee parking center is funded by cash from operations. It is anticipated that the employee parking center will be completed in May 2000.

   The Authority commenced construction of the electrical, natural gas, water and sewer systems infrastructure that will service the employee center and public utilities department, which are located within the employee garage. The construction is funded from cash from operations, and is expected to be complete by May 2000.

   For fiscal 2000, the Authority expects capital expenditures to be approximately $22.8 million on facility improvements and maintenance capital expenditures, and $199.3 million on Project Sunburst construction.

   During the quarters ended December 31, 1999 and 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the indenture for the $175 million Senior Secured Notes, distributed a total of $10.3 million and $12.4 million, respectively, to the Tribe.

   Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun including the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated at $666.8 million as of December 31, 1999.

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

 Approach

   With assistance from The Gartner Group, the Authority implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program included taking an inventory of entities, identifying problems, compliance planning, calculating time and cost estimates, generating implementation strategies, attempting to correct the problems, and testing the solutions. The consultant examined the methodology used to approach risks in the facilities' embedded systems and in products in the Authority's supply chain. While the Authority's efforts are designed to be successful because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

 Status

   Through December 31, 1999, the Authority was in conformance with the Gartner Group Year 2000 best practices model. Upon completion of the fourth and final assessment in August of 1999, the Authority received a rating of 4.0, which represents operational sustainability. The Authority's mission critical system applications that run financial, payroll and casino operating systems were remediated in April 1999. The Authority received compliance correspondence from 95% of its mission critical vendors and is complete with embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans were developed for critical entities to eliminate any disruptions to operations. As of February 14, 2000 there was no adverse material impact on the Authority's financial position, results of operations or cash flow relating to the Year 2000 program.

 Cost

   The Authority has incurred approximately $1.5 million in costs to date associated with the Year 2000 program as of December 31, 1999. The Authority does not separately track costs, except for labor incurred by the information systems group and outside consulting fees, incurred for the Year 2000 program.

Certain Forward Looking Statements

   Certain information included in this Form 10-Q and other materials filed or to be filed by the Authority with the Securities and Exchange Commission contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, issues related to the Year 2000, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

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

   At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR based formula, plus applicable basis point spreads. In addition, the Authority has the right, within two years following the close of the Bank Credit Facility, to arrange for increases in the loan amounts to an aggregate amount of $500 million. As of November 15, 1999 the Authority exercised that right and increased the Bank Credit Facility to $459.5 million. As of December 31, 1999, the Bank Credit Facility was undrawn. The Authority expects reductions to the loan amounts will begin in fiscal 2001. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

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

                                      MOHEGAN TRIBAL GAMING AUTHORITY

    Date: February 14, 2000    By: /s/ Roland J. Harris
          -----------------        --------------------------------------------
                                   Roland J. Harris
                                   Chairman, Management Board

    Date: February 14, 2000    By: /s/ William J. Velardo
          -----------------        --------------------------------------------
                                   William J. Velardo
                                   President and General Manager

    Date: February 14, 2000    By: /s/ Jeffrey E. Hartmann
          -----------------        --------------------------------------------
                                   Jeffrey E. Hartmann, Executive Vice
                                   President Finance/Chief Financial Officer
                                   (Principal Financial and Accounting Officer)