Form 10-Q
period 2000-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2000-05-12
CIK 1005276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended: March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to

                        Commission file number 033-80655

                               ----------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of registrant as specified in its charter)

                               ----------------

              Connecticut                              06-1436334
    (State or other jurisdiction of        (IRS employer Identification No.)
     incorporation or organization)


                                                         06382
 One Mohegan Sun Boulevard, Uncasville,                (Zip Code)
                   CT
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code (860) 204-8000

          Securities registered pursuant to Section 12(b) of the Act:


                                             Name of Each Exchange On Which
          Title of Each Class                          Registered
                  NONE

          Securities registered pursuant to Section 12(g) of the Act:

      NONE
     ------       ---
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

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                         Number
                                                                         ------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Review Report of Independent Public Accountants.........................     1

Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2000
 (unaudited) and September 30, 1999.....................................     2

Statements of Income (Loss) of Mohegan Tribal Gaming Authority for the
 Three and Six Months Ended March 31, 2000 and 1999 (unaudited).........     3

Statements of Capital of Mohegan Tribal Gaming Authority for the Six
 Months Ended March 31, 2000 and 1999 (unaudited).......................     4

Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six
 Months Ended March 31, 2000 and 1999 (unaudited).......................     5

Notes to Financial Statements of Mohegan Tribal Gaming Authority........  6-11

ITEM 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 12-17

ITEM 3 -- Quantitative and Qualitative Disclosure of Market Risk........    17

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.............................................    19

ITEM 2 -- Changes in Securities.........................................    19

ITEM 3 -- Defaults upon Senior Securities...............................    19

ITEM 4 -- Submission of Matters to a Vote of Security Holders...........    19

ITEM 5 -- Other Information.............................................    19

ITEM 6 -- Exhibits and Reports on Form 8-K..............................    19

Signatures -- Mohegan Tribal Gaming Authority...........................    20

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of March 31, 2000, and the related statements of income (loss) for the three and six month periods ended March 31, 2000 and 1999 and the statements of capital and cash flows for the six month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Authority's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, and the related statements of income
(loss), capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 3, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen llp

Hartford, Connecticut
May 5, 2000

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS

                                 (in thousands)

                                                       March 31,   September 30,
                                                         2000          1999
                                                      -----------  -------------
                                                      (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................... $  224,025    $  276,598
  Defeasance trust asset (Note 2)....................        --        138,845
  Receivables, net...................................      6,430         3,306
  Inventories........................................      6,706         5,971
  Other current assets...............................      3,062         1,891
                                                      ----------    ----------
    Total current assets.............................    240,223       426,611
                                                      ----------    ----------
Non-current assets:
  Property and equipment, net........................    283,493       287,858
  Construction in process............................    149,946        52,031
  Trademark, net.....................................    124,846       127,423
  Other assets, net..................................     22,059        21,039
                                                      ----------    ----------
    Total assets..................................... $  820,567    $  914,962
                                                      ==========    ==========
                            LIABILITIES AND CAPITAL
Current liabilities:
  Current portion of capital lease obligations (Note
   3)................................................ $    9,414    $   12,222
  Defeasance trust liability (Note 2)................        --        136,254
  Accounts payable and accrued expenses..............     44,693        45,827
  Accrued interest payable...........................     10,625        10,625
                                                      ----------    ----------
    Total current liabilities........................     64,732       204,928
                                                      ----------    ----------
Non-current liabilities:
  Long-term debt (Note 2)............................    500,000       500,000
  Relinquishment liability (Note 6)..................    672,537       661,010
  Capital lease obligations, net of current portion
   (Note 3)..........................................      3,893         7,076
                                                      ----------    ----------
  Total liabilities..................................  1,241,162     1,373,014
                                                      ----------    ----------
Commitments and contingencies (Note 4)

Capital:
    Total capital....................................   (420,595)     (458,052)
                                                      ----------    ----------
    Total liabilities and capital.................... $  820,567    $  914,962
                                                      ==========    ==========

     The accompanying accountants' review report and notes to the financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                          STATEMENTS OF INCOME (LOSS)

                                 (in thousands)

                         For the Three  For the Three   For the Six    For the Six
                          Months Ended   Months Ended   Months Ended   Months Ended
                         March 31, 2000 March 31, 1999 March 31, 2000 March 31, 1999
                         -------------- -------------- -------------- --------------
                          (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues:
  Gaming................    $175,548       $149,169       $340,473       $301,841
  Food and beverage.....      11,680         11,164         22,997         22,883
  Retail and other......      11,520          8,206         27,399         17,915
  Bingo operations......       1,622          1,512          2,755          2,739
                            --------       --------       --------       --------
  Gross revenues........     200,370        170,051        393,624        345,378
  Less--Promotional
   allowances...........     (16,469)       (13,147)       (35,415)       (27,380)
                            --------       --------       --------       --------
  Net revenues..........     183,901        156,904        358,209        317,998
                            --------       --------       --------       --------
Cost and expenses:
  Gaming................      75,933         63,660        149,554        128,128
  Food and beverage.....       5,856          5,282         11,864         10,963
  Retail and other......       5,905          6,278         14,171         13,501
  Bingo.................         882          1,019          1,720          1,890
  General and
   administration.......      31,816         26,273         64,047         57,363
  Expansion costs.......         636            --           1,158            --
  Management fee........         --          14,397         13,634         28,043
  Depreciation and
   amortization.........       7,760          5,506         15,286         10,175
                            --------       --------       --------       --------
  Total costs and
   expenses.............     128,788        122,415        271,434        250,063
                            --------       --------       --------       --------
  Income from
   operations...........      55,113         34,489         86,775         67,935
                            --------       --------       --------       --------
Other income (expense):
  Relinquishment
   liability
   reassessment
   (Note 6).............      (5,764)       (11,007)       (11,527)       (11,007)
  Interest and other
   income...............       4,325          1,202          7,614          1,821
  Interest expense......      (9,131)       (12,806)       (23,159)       (25,616)
                            --------       --------       --------       --------
                             (10,570)       (22,611)       (27,072)       (34,802)
                            --------       --------       --------       --------
  Income before
   extraordinary items..      44,543         11,878         59,703         33,133
  Extraordinary items...         --         (39,423)           --         (39,423)
                            --------       --------       --------       --------
  Net income (loss).....    $ 44,543       $(27,545)      $ 59,703       $ (6,290)
                            ========       ========       ========       ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL

                                 (in thousands)

                             For the Six Months Ended For the Six Months Ended
                                  March 31, 2000           March 31, 1999
                             ------------------------ ------------------------
                                   (unaudited)              (unaudited)
Beginning balance...........        $(458,052)               $(377,874)

Net income..................           59,703                   (6,290)

Capital contribution by
 Tribe......................              --                    51,244

Distributions to Tribe......          (22,246)                 (72,316)
                                    ---------                ---------
Ending balance..............        $(420,595)               $(405,236)
                                    =========                =========



 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                              For the Six Months Ended For the Six Months Ended
                                   March 31, 2000           March 31, 1999
                              ------------------------ ------------------------
                                    (unaudited)              (unaudited)
Cash flows provided by
 operating activities:
Net income (loss)...........         $  59,703                $  (6,290)
Adjustments to reconcile net
 income (loss) to net cash
 flow provided by operating
 activities:
  Depreciation and
   amortization.............            15,286                   10,175
  Loss on early
   extinguishment of debt...               --                    33,717
  Write-off of financing
   fees.....................               --                     5,706
  Loss on asset disposal....               182                      335
  Provision for losses on
   receivables..............               414                      147
  Relinquishment liability
   and reassessment.........            11,527                   11,007
Changes in operating assets
 and liabilities:
  Increase in receivables
   and other assets.........            (4,623)                  (2,547)
  Decrease in accounts
   payable and accrued
   expenses.................             2,956                      527
                                     ---------                ---------
  Net cash flows provided by
   operating activities.....            85,445                   52,777
                                     ---------                ---------
Cash flows used in investing
 activities:
Purchase of property and
 equipment..................            (7,029)                 (16,864)
(Increase) decrease in
 construction in process....           (97,915)                   3,680
                                     ---------                ---------
  Net cash flows used in
   investing activities.....          (104,944)                 (13,184)
                                     ---------                ---------
Cash flows (used in)
 provided by financing
 activities:
Distributions to Tribe......           (22,246)                 (72,316)
Contribution of capital by
 Tribe......................               --                    51,244
Proceeds from issuance of
 long-term debt.............               --                   500,000
Capitalized financing fees..               --                   (16,745)
Defeasance trust asset......           135,507                 (135,507)
Defeasance liability........          (140,344)                     --
Proceeds from equipment
 financing..................               --                       879
Payment on equipment
 financing..................            (5,991)                  (5,374)
Extinguishment of Senior
 Secured Notes..............               --                  (208,717)
                                     ---------                ---------
  Net cash flows (used in)
   provided by financing
   activities...............           (33,074)                 113,464
                                     ---------                ---------
  Net (decrease) increase in
   cash and cash
   equivalents..............           (52,573)                 153,057
Cash and cash equivalents at
 beginning of period........           276,598                  110,728
                                     ---------                ---------
Cash and cash equivalents at
 end of period..............         $ 224,025                $ 263,785
                                     =========                =========
Supplemental disclosures:
Cash paid during the period
 for interest...............         $  72,252                $  30,177

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

   The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board previously engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operation of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% owned by Waterford Gaming L.L.C. The Management Agreement between the Tribe and TCA concluded on January 1, 2000. (See Note 6 for discussion of Relinquishment Agreement between the Tribe and TCA).

   The accompanying financial statements have been prepared in accordance with the accounting policies described in the Authority's 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The Balance Sheet at September 30, 1999, contained herein, was taken from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States.

   Certain amounts in the financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three and six months ended March 31, 2000 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2.Financing Facilities:

   During 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes. The proceeds from this financing were used to extinguish the existing Senior Secured Notes, defease the existing Subordinated Notes, pay transaction costs for the financing of the newly issued Senior and Senior Subordinated Notes, and fund initial costs related to the expansion of Mohegan Sun ("Project Sunburst").

 Subordinated Notes/Defeasance Trust

   The Authority redeemed the outstanding Subordinated Notes for $140.3 million, a price representing 100% of the principal amount plus accrued and unpaid interest, less $500,000 pursuant to the Relinquishment Agreement between the Tribe and TCA (See Note 6). The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming LLC, also a partner in TCA. The Authority used the defeasance trust funds to redeem the Subordinated Notes on December 30, 1999.

                        MOHEGAN TRIBAL GAMING AUTHORITY

 Senior Notes

   On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8.125 % per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $459.5 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement payment (see Note 6) to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes.

 Senior Subordinated Notes

   On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA (see Note 6). The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations.

 Bank Credit Facility

   In November 1999, the availability under the Bank Credit Facility was increased from $425 million to $459.5 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of March 31, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the facility commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

   On April 7, 2000, the Authority entered into a 36-month hedging transaction. The Authority executed a hedge agreement with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate collar with a 7.75% ceiling and a 5.75% floor, based upon one-month LIBOR. The Authority paid a premium of $295,000 for the transaction.

   The Authority executed an additional 36-month hedging agreement on April 7, 2000 with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate cap of 8.0%, based upon one-month LIBOR. The Authority paid a premium of $410,000 for this transaction.

   On April 18, 2000, the Authority entered into a 36-month hedging transaction with a notional amount, based on 10% of the estimated draws on the Bank Credit Facility. The transaction is an interest rate cap of 7.75%, based upon one-month LIBOR. The Authority paid a premium of $221,000 for the transaction.

 Letters of Credit

   The Authority has available a $250,000 unsecured letter of credit with Fleet National Bank that will expire on August 31, 2000, and a $1.6 million letter of credit agreement with Bank of America that expires in April 2000. As of March 31, 2000, no amounts were drawn on the letters of credit. On April 12, 2000, the letter of

                        MOHEGAN TRIBAL GAMING AUTHORITY
credit agreement with Bank of America was renewed and reduced to $1.0 million and will expire on April 12, 2001.

   The Authority's debt agreements require, among other things, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of March 31, 2000, the Authority was in compliance with all covenant requirements.

3.Leases:

   At March 31, 2000, the Authority was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                              Operating Capital
   For the fiscal year ending September 30,                    Leases   Leases
   ----------------------------------------                   --------- -------
   (In Thousands)
   2000......................................................  $  924   $ 6,648
   2001......................................................     112     5,062
   2002......................................................     --      2,357
   2003......................................................     --         64
                                                               ------   -------
   Total minimum lease payment...............................  $1,036    14,131
                                                               ======
   Amount representing interest..............................               824
                                                                        -------
   Total obligation under capital leases.....................            13,307
   Less: Amount due within one year..........................             9,414
                                                                        -------
   Amount due after one year.................................           $ 3,893
                                                                        =======

   Rent expense on the non-cancelable operating leases was $902,000 for each of the quarters ended March 31, 2000 and 1999. For the six months ended March 31, 2000 and 1999, rent expense on the non-cancelable operating leases was $1.8 million each.

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

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe). The Authority reflected expenses associated with Slot Win Contribution totaling $32.7 million and $27.9 million, respectively for the quarters ended March 31, 2000 and 1999. For the six months ended March 31, 2000 and 1999, the Authority incurred expenses of $63.6 million and $56.3 million, respectively for Slot Win Contribution.

 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact to the Town

                        MOHEGAN TRIBAL GAMING AUTHORITY
resulting from decreased tax revenues on reservation land held in trust. Three annual $500,000 payments, payable beginning one year after the commencement of slot machine gaming activities, were remitted to the Town of Montville in October 1999, 1998 and 1997, respectively. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of March 31, 2000, the Authority has paid $2.9 million to the Town of Montville towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

 Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of March 31, 2000, Perini has received $5.1 million of the $20.5 million fee. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

5.Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2000 and 1999, the Authority incurred expenses of $2.5 million and $2.0 million, respectively, for such services. For the six months ended March 31, 2000 and 1999, the Authority incurred expenses of $4.6 million and $3.9 million, respectively for tribal governmental and administrative services. Distributions to the Tribe for the quarter ended March 31, 2000 and 1999 were $12.0 million and $10.6 million, respectively. For the six months ended March 31, 2000 and 1999, these distributions totaled $22.3 million and 23.0 million, respectively.

6.TCA Agreements:

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supercedes the Management Agreement (see below) effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority make certain payments to TCA out of, and determined as a percentage of, the revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of Revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commences on April 25, 2000, twenty-five days subsequent to the end of the first three month period following the Relinquishment Date and continues at the end of each three month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments

                        MOHEGAN TRIBAL GAMING AUTHORITY
commence on July 25, 2000, twenty-five days subsequent to the end of the first six month period following the Relinquishment Date and continue at the end of each six month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. At March 31, 2000, approximately $10.0 million was included in the relinquishment liability representing the amount earned from January 1, 2000 to March 31, 2000. As of April 25, 2000, $5.0 million was paid related to the Senior Relinquishment Payment. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires).

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 1999, the relinquishment liability was reassessed to be $661.0 million. This reassessment resulted from the increase in the estimated future Revenues that will be generated by the Authority during the term of the Relinquishment Agreement, and by the impact of the time value of money due to the passage of time. At March 31, 2000, the relinquishment liability, which is reassessed quarterly, has been reassessed to be $672.5 million from $661.0 million at September 30, 1999, and the $11.5 million increase, which reflects the time value of money due to the passage of time, has been reflected as a relinquishment liability reassessment in the accompanying statements of income (loss). For the three months ended March 31, 2000, the quarterly reassessment was $5.8 million.

 Management Agreement

   Previously, the Tribe and TCA had entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

   The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $14.4 million for the quarter ended March 31, 1999. For the six months ended March 31, 2000 and 1999, management fees totaled $13.6 million and $28.0 million, respectively.

 Development Agreement

   The Authority has negotiated an agreement with TCA (the "Development Agreement"), which has made TCA the exclusive developer of Project Sunburst. Under the Development Agreement, TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14 million for such services based on the incremental completed percentage of Project Sunburst. As of March 31, 2000, TCA has earned $2.3 million of the $14 million development fee, of which $1.4 million has been paid. On April 24, the additional $896,000 was paid. The development fee is paid quarterly based on the terms of the Development Agreement.

                        MOHEGAN TRIBAL GAMING AUTHORITY

7.Employee Benefits Plans

   Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority had matched 50% of the first 4% for the period February 10, 1997 to December 31, 1998, and the Authority now matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings effective January 1, 1999. The Authority recorded matching contributions of approximately $685,000 and $392,000, respectively, to this plan for the quarters ended March 31, 2000 and 1999. Cumulative contributions have totaled $1.3 million and $766,000 for the six months ended March 31, 2000 and 1999, respectively.

   The Authority, in conjunction with the Tribe, adopted a Nonqualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. The deferrals are in addition to those allowed under the Authority's 401(k) savings plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death. Custody of the Nonqualified Deferred Compensation Plan resides with the Mohegan Tribe. For the quarter ended March 31, 2000, contributions by Authority employees totaled $192,000. Cumulative contributions by Authority employees to the plan have totaled $401,000.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999:

   Net revenues for the three months ended March 31, 2000 were $183.9 million compared to $156.9 million reported for the same period of the prior year. This 17.2% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $175.5 million for the three months ended March 31, 2000 as compared to $149.2 million for the three months ended March 31, 1999. The increase of 17.7% in gaming revenues is due to an 18.3% growth in slot machine revenues and a 16.0% increase in table game revenue.

   For the three months ended March 31, 2000, food and beverage revenues were $11.7 million versus $11.2 million for the three months ended March 31, 1999. The increase in food and beverage revenue is attributable to increases in both food covers and average check for the three months ended March 31, 2000.

   Retail and other revenues were $11.5 million and $8.2 million for the three months ended March 31, 2000 and 1999, respectively. This represents growth of $3.3 million or 40.4% over the same period in the prior year. Retail and other revenues have experienced growth as patrons continue to participate in the Mohegan Sun Player's Club ("Player's Club"). Of the $3.3 million increase in retail and other revenues, $1.7 million is attributable to the Mohegan Sun gasoline and convenience center, which became fully operational in December 1998.

   Bingo revenues increased $110,000 to $1.6 million during the three months ended March 31, 2000 compared to the same period in the prior year as a result of increased attendance per bingo session. Bingo revenues were $1.5 million for the three months ended March 31, 1999.

   Promotional allowances totaled $16.5 million for the three months ended March 31, 2000, representing a $3.3 million or 25.3% increase over the same period in the prior year. The increase is primarily attributable to increased redemption of Mohegan Sun Player's Club points. The increase in promotional allowances is also attributable to the movement of the redemption of the Player's Club points to the gasoline and convenience center from retail outlets. Promotional allowances as a percentage of gaming revenue were 9.4% and 8.8% for the three months ending March 31, 2000 and 1999, respectively.

   Total costs and expenses were $128.8 million for the three months ended March 31, 2000, an increase of $6.4 million or 5.2% over the prior year. The increase is the combined result of increased gaming expense, the addition of pre-opening expansion costs for Project Sunburst, and increases in general and administrative costs, offset by a reduction in management fees due to the termination of the Management Agreement.

   Gaming costs and expenses were $75.9 million for the three months ended March 31, 2000, an increase of $12.2 million or 19.3% over the same period in the prior year. The slot win contribution totaled $32.7 million and $27.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $4.8 million or 17.3% over the same period in the prior year, is directly attributable to the $19.9 million increase in slot revenues. The balance of the increase is due to volume related labor growth and an increase in the cost of providing casino marketing complimentaries.

   Food and beverage costs were $5.9 million for the three months ended March 31, 2000, an increase of $574,000 or 10.9% from the same period in the prior year. The increase is primarily attributable to increased labor costs associated with the growth in food covers.

   Retail and other costs were $5.9 million for the three months ended March 31, 2000, a decrease of $373,000 or 5.9% over the same period in the prior year. The decrease is attributable to an increase in the allocation of retail, gas, and convenience center complimentaries as a gaming expense.

   Bingo operation costs were $882,000 for the three months ended March 31, 2000, a decrease of $137,000 or 13.4% over the same period in the prior year due to fewer bingo sessions being conducted, combined with increased operating efficiencies.

   General and administrative costs were $31.8 million for the three months ended March 31, 2000. The increase of $5.5 million or 21.1% for the same period in the prior year is attributable to continued casino marketing promotions. Management believes the marketing program has driven incremental visitation, expanding our brand awareness and market share.

   Expansion costs totaled $636,000 for the three months ended March 31, 2000. Expansion costs are primarily composed of pre-opening labor costs associated with the Project Sunburst expansion. Mohegan Sun did not incur pre-opening expansion costs for the three months ended March 31, 1999.

   TCA did not receive management fees for the three months ending March 31, 2000, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $14.4 million for the three months ended March 31, 1999.

   For the three months ended March 31, 2000, depreciation and amortization increased by $2.3 million or 40.9% over the same period in the prior year. The increase is primarily attributable to the increased amortization of the trademark asset and depreciation related to new property and equipment placed in service. Depreciation and amortization for the three months ended March 31, 2000 and 1999 were $7.8 million and $5.5 million, respectively.

   As a result of the above, income from operations for the three months ended March 31, 2000 totaled $55.1 million, compared to $34.5 million for the same period in the prior year. This represents a $20.6 million or 59.8% increase over the prior year.

   For the three months ended March 31, 2000, the relinquishment liability reassessment was $5.8 million as compared to $11.0 million for the same period in the prior year. This decrease of $5.2 million or 47.3% is mainly due to the Authority now reassessing the impact of the time value of money due to the passage of time on a quarterly basis, whereas, in the fiscal 1999, the first assessment was done at March 31, 1999.

   Interest and other income were $4.3 million for the three months ended March 31, 2000, an increase of $3.1 million over the prior year. The increase in interest income resulted from the temporary investment of net proceeds from the issuance of the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999. The weighted average invested cash was $191.6 million and $101.1 million for the three months ended March 31, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $9.1 million for the three months ended March 31, 2000 represented a decrease of $3.7 million or 28.7% over the same period in the prior year. This decrease was mainly attributable to the tender of the existing $175 million Senior Secured Notes that had a coupon rate of 13.5%, plus a 5% cash flow participation interest, partially offset by the interest associated with the $200 million Senior Notes and $300 million Senior Subordinated Notes which have coupon rates of 8.125% and 8.75%, respectively. The weighted average interest rate for the three months ended March 31, 2000 was 8.39%, compared to 11.93% for the three months ended March 31, 1999. Although the weighted average outstanding debt was $514.3 million for the three months ended March 31, 2000, compared to $312.9 million for the three-months ended March 31, 1999, $1.8 million of interest incurred during fiscal 2000 was capitalized as part of Project Sunburst. The Authority did not capitalize interest for the three months ended March 31, 1999.

   On March 3, 1999, the Authority extinguished the $175 million Senior Secured Notes for $208.7 million including a tender premium of $33.7 million. The Authority also wrote-off $5.7 million in financing fees related to the $175 million Senior Secured Notes. Both the tender premium and the financing fee write-off have been reflected as extraordinary items.

 Comparison of Operating Results for the Six Months Ended March 31, 2000 and
 1999:

   Net revenues for the six months ended March 31, 2000 were $358.2 million compared with $318.0 million reported for the same period of the prior year. This 12.6% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $340.5 million for the six months ended March 31, 2000, an increase of $38.6 million or 12.8% over the six months ended March 31, 1999. The increase in gaming revenues is due to a 13.7% growth in slot machine revenues and a 9.9% growth in table game revenue.

   For the six months ended March 31, 2000, food and beverage revenues were $23.0 million versus $22.9 million for the six months ended March 31, 1999. This growth in revenue is attributable to increases in food covers and average check for the six months ended March 31, 2000.

   Retail and other revenues were $27.4 million and $17.9 million for the six months ended March 31, 2000 and 1999, respectively. This represents a growth of $9.5 million or 52.9% over the same period in the prior year. Retail and other revenues have experienced growth as patrons continue to participate in the Mohegan Sun Player's Club. Of the $9.5 million increase in retail and other revenues, $5.9 million is attributable to the Mohegan Sun gasoline and convenience center. This is primarily due to the availability of the Mohegan Sun gasoline and convenience center for the entire six months ending March 31, 2000 versus the 114 days of operation for the period ending March 31, 1999.

   Bingo revenues increased $16,000 to $2.8 million during the six months ended March 31, 2000 compared to the same period in the prior year as a result of increased attendance per bingo session.

   Promotional allowances totaled $35.4 million for the six months ended March 31, 2000, representing a $8.0 million or 29.3% increase over the prior year. The increase is primarily attributable to increased redemption of Mohegan Sun Player's Club points. The increase in promotional allowances is also attributable to the movement of the redemption of the Player's Club points to the gasoline and convenience center from retail outlets. Promotional allowances as a percentage of gaming revenue were 10.4% and 9.1% for the six months ending March 31, 2000 and 1999, respectively.

   Total costs and expenses were $271.4 million for the six months ended March 31, 2000, an increase of $21.4 million or 8.5% over the prior year. The increase is the combined result of increased gaming volume, the addition of pre-opening expansion costs for Project Sunburst, increases in general and administrative costs and depreciation and amortization partially offset by the reduction of management fees due to the termination of the Management Agreement. Total costs and expenses were $250.1 million for the six months ended March 31, 1999.

   Gaming costs and expenses were $149.6 million for the six months ended March 31, 2000, an increase of $21.5 million or 16.7% over the same period in the prior year. The slot win contribution totaled $63.6 million and $56.3 million for the six months ended March 31, 2000 and 1999, respectively. This represents an increase of $7.3 million or 13.0% over the same period in the prior year, which is directly attributable to the $30.2 million increase in slot revenues. The balance of the increase is due to volume related labor growth and an increase in the cost of providing casino marketing complimentaries.

   Food and beverage costs were $11.9 million for the six months ended March 31, 2000, an increase of $901,000 or 8.2% over the same period in the prior year. The increase is attributable to increased labor costs associated with the growth in food covers. Food and beverage costs were $11.0 million for the six months ended March 31, 1999.

   Retail and other costs were $14.2 million for the six months ended March 31, 2000, an increase of $670,000 or 5.0% over the same period in the prior year. The increase is primarily attributable to the availability of the Mohegan Sun gasoline and convenience center for the entire six months ended March 31, 2000 versus the 114 days of operation for the period ending March 31, 1999.

   Bingo operation costs were $1.7 million for the six months ended March 31, 2000, a decrease of $170,000 or 9.0% over the same period in the prior year due to fewer bingo sessions being conducted and increased operating efficiencies.

   General and administrative costs were $64.1 million for the six months ended March 31, 2000. The increase of $6.7 million or 11.7% for the same period in the prior year is attributable to continued casino marketing promotions. Management believes the marketing program has driven incremental visitation, expanding our brand awareness and market share.

   Expansion costs totaled $1.2 million for the six months ended March 31, 2000. Expansion costs are composed of pre-opening labor costs associated with the Project Sunburst expansion. Mohegan Sun did not incur pre-opening expansion costs for the six months ended March 31, 1999.

   Management fees earned by TCA totaled $13.6 million and $28.0 million for the six months ended March 31, 2000 and 1999, respectively. The decrease in management fees is the result of the termination of the Management Agreement on January 1, 2000.

   For the six months ended March 31, 2000, depreciation and amortization was $15.3 million, an increase of $5.1 million or 50.2% over the same period in the prior year. The increase is primarily attributable to the increase in the amortization of the trademark asset and the increase of property and equipment placed in service during fiscal 2000.

   As a result of the above, income from operations for the six months ended March 31, 2000 totaled $86.8 million, compared to $67.9 million for the same period in the prior year. This represents an $18.8 million or 27.7% increase.

   For the six months ended March 31, 2000, the relinquishment liability reassessment was $11.5 million as compared to $11.0 for the same period in the prior year. This increase of $500,000 or $4.6% represents the impact of the time value of money due to the passage of time.

   Interest and other income were $7.6 million for the six months ended March 31, 2000, an increase of $5.8 million over the prior year. The increase in interest income resulted from the temporary investment of net proceeds from the issuance of the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999. The weighted average invested cash was $205.3 million and $54.0 million for the six months ended March 31, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $23.2 million for the six months ended March 31, 2000 represented a decrease of $2.5 million or 9.6% over the same period in the prior year. This decrease was mainly attributable to the tender of the existing Senior Secured Notes that had a coupon rate of 13.5% plus a 5% cash flow participation interest, partially offset by the interest associated with the $200 million Senior Notes and $300 million Senior Subordinated Notes which have coupon rates of 8.125% and 8.75%, respectively. The weighted average interest rate for the six months ended March 31, 2000 was 8.38% compared to 13.30% for the six months ended March 31, 1999. Although the weighted average outstanding debt was $515.8 million for the six months ended March 31, 2000 as compared to $257.4 million for the six-months ended March 31, 1999, $2.9 million of interest incurred during fiscal 2000 was capitalized as part of Project Sunburst. The Authority did not capitalize interest for the six months ended March 31, 1999.

   On March 3, 1999, the Authority extinguished the $175 million Senior Secured Notes for $208.7 million including a tender premium of $33.7 million. The Authority also wrote-off $5.7 million in financing fees related to the $175 million Senior Secured Notes. Both the tender premium and the financing fee write-off have been reflected as extraordinary items.

Liquidity, Capital Resources and Capital Spending

   As of March 31, 2000 and 1999, the Authority held cash and cash equivalents of $224.0 million and $263.8 million, respectively. Cash provided by operating activities for the six months ended March 31, 2000 was $85.4 million, compared to cash provided by operating activities of $52.8 million for the same period in the prior year.

   On December 30, 1999, the Authority redeemed the outstanding Subordinated Notes for $140.3 million, an amount representing 100% of the principal amount plus accrued and unpaid interest, less $500,000. The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming LLC, also a partner in TCA.

   In November 1999, the availability under the Bank Credit Facility was increased from $425 million to $459.5 million. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-bank Offer Rate ("LIBOR") based formula plus applicable basis point spreads. The Bank Credit Facility has various restrictive and financial covenants, which the Authority remains compliant with as of March 31, 2000.

   On April 7, 2000, the Authority entered into a 36-month hedging transaction. The Authority executed a hedge agreement with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate collar with a 7.75% ceiling and a 5.75% floor, based upon one-month LIBOR. The Authority paid a premium of $295,000 for the transaction.

   The Authority executed an additional 36-month hedging agreement on April 7, 2000 with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate cap of 8.0% based upon one-month LIBOR. The Authority paid a premium of $410,000 for this transaction.

   On April 18, 2000, the Authority entered into a 36-month hedging transaction with a notional amount, based on 10% of the estimated draws on the Bank Credit Facility. The transaction is an interest rate cap of 7.75%, based upon one-month LIBOR. The Authority paid a premium of $221,000 for the transaction.

   As of March 31, 2000, there were no borrowings outstanding under the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun. In addition to the financing provided by the Authority's various financing facilities, the Mohegan Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.

   The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $104.9 million for the six months ended March 31, 2000. These included, property maintenance capital expenditures for furniture, fixtures and equipment of $7.7 million, spending on infrastructure improvements of $9.8 million, employee parking center expenditures of $14.0 million and construction costs related to Project Sunburst of $73.4 million.

   Cumulative Project Sunburst construction costs totaled $110.7 million through March 31, 2000. For the remaining half of fiscal 2000, Mohegan Sun anticipates spending of $136.7 million on Project Sunburst costs. The opening of the Riverview Garage has enabled major excavation to begin on the site, signaling the start of construction of the casino, hotel and arena phase of Project Sunburst. Project Sunburst is expected to open in the fall of 2001.

   The Authority commenced construction of the electrical, natural gas, water and sewer systems infrastructure that will service Mohegan Sun. The construction is funded from cash from operations, and is expected to be complete by September 2001. Payments are expected to total $45.0 million, of which $9.8 million has been spent through March 31, 2000. Payments are expected to total $18.8 million for the remainder of fiscal 2000.

   For fiscal 2000, the Authority expects capital expenditures to total approximately $23.4 million on facility improvements and maintenance capital expenditures, $210.1 million on Project Sunburst construction and $28.6 million on infrastructure improvements.

   During the six months ended March 31, 2000, the Authority distributed $22.3 million to the Mohegan Tribe.

   Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated to be $672.5 million as of March 31, 2000. As of April 25, 2000 the Authority has paid $5.0 million under the terms of the Relinquishment Agreement.

   Management believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, tribal distributions, and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next 12 months.

Certain Forward Looking Statements

   Certain information included in this Form 10-Q and other materials filed or to be filed by the Authority with the Securities and Exchange Commission contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

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

   At the Authority's option, the Bank Credit Facility interest will accrue on the basis of a one-month, 3-month or 6-month LIBOR based formula, plus applicable basis point spreads. The Authority is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the Authority's variable-rate debt. The Authority will manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. The Authority has entered into agreements, effective October 2000, with highly rated institutions that can be expected to fully perform under the terms of such agreements. These institutions are also members of the bank group providing the Authority's credit facility, which management believes further minimizes the risk of nonperformance. The Authority evaluates its exposure to market risk by monitoring interest rates in the marketplace. The Authority does not utilize derivative financial instruments for trading purposes.

   The Authority's derivative financial instruments consist exclusively of interest rate caps and interest rate collars.

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

                                        MOHEGAN TRIBAL GAMING AUTHORITY

   Date:  May 12, 2000   By: /s/ Roland J. Harris
         -------------       ----------------------------------------
                         Roland J. Harris
                         Chairman, Management Board

   Date:  May 12, 2000   By: /s/ William J. Velardo
         -------------       ----------------------------------------
                         William J. Velardo
                         President and General Manager

   Date:  May 12, 2000   By: /s/ Jeffrey E. Hartmann
         -------------       ----------------------------------------
                         Jeffrey E. Hartmann, Executive Vice President
                         Finance/Chief Financial Officer
                         (Principal Financial and Accounting Officer)