Form 10-Q
period 2000-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2000-08-14
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000


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

                                                  Name of Each Exchange
   Title of Each Class                            On Which Registered
          NONE
 -----------------------                           -----------------------

 -----------------------                           -----------------------

 -----------------------                           -----------------------

          Securities registered pursuant to Section 12(g) of the Act:


           NONE
 -----------------------
 (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                                       Yes     X             No  ___
                                           -----------

                        MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q



PART I --  FINANCIAL INFORMATION                                                                     Page
                                                                                                     Number
                                                                                                     -----
Item 1 --  Financial Statements

  Review Report of Independent Public Accountants                                                     1

  Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2000
  (unaudited) and September 30, 1999.                                                                 2

  Statements of Income of Mohegan Tribal Gaming Authority for the Three and Nine
   Months Ended June 30, 2000 and 1999 (unaudited).                                                   3

  Statements of Capital of Mohegan Tribal Gaming Authority for the Nine Months
   Ended June 30, 2000 and 1999 (unaudited).                                                          4

  Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Nine
   Months Ended June 30, 2000 and 1999 (unaudited).                                                   5

  Notes to Financial Statements of Mohegan Tribal Gaming Authority.                                6-11

Item 2 --  Management's Discussion and Analysis of Financial Condition and
 Results of Operations.                                                                           11-17

Item 3 --  Quantitative and Qualitative Disclosure of Market Risk                                    17

PART II  --  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                                         19
Item 2 --  Changes in Securities                                                                     19
Item 3 --  Defaults upon Senior Securities                                                           19
Item 4 --  Submission of Matters to a Vote of Security Holders                                       19
Item 5 --  Other Information                                                                         19
Item 6 --  Exhibits and Reports on Form 8-K                                                          19
Signatures  -  Mohegan Tribal Gaming Authority                                                       20

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of June 30, 2000, and the related statements of income for the three and nine month periods ended June 30, 2000 and 1999 and the statements of capital and cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, and the related statements of income(loss), capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 3, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP

Hartford, Connecticut
August 4, 2000

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                                Balance Sheets
                                --------------
                                (in thousands)
                                --------------

                                                                    June 30,              September 30,
                                                                     2000                     1999
                                                                 -----------              -------------
                                                                 (unaudited)
                       ASSETS
                       ------

Current assets:
    Cash and cash equivalents                                    $   201,238                $   276,598
    Defeasance trust asset (Note 2)                                        -                    138,845
    Receivables, net                                                   7,283                      3,306
    Due from affiliates (Note 8)                                      18,556                          -
    Inventories                                                        7,194                      5,971
    Other current assets                                               7,190                      1,891
                                                                 -----------              -------------

        Total current assets                                         241,461                    426,611

Non-current assets:
    Property and equipment, net                                      341,553                    287,858
    Construction in process                                          131,865                     52,031
    Trademark, net                                                   123,987                    127,423
    Other assets, net                                                 24,626                     21,039
                                                                 -----------              -------------

        Total assets                                             $   863,492                $   914,962
                                                                 ===========              =============

              LIABILITIES AND CAPITAL
              -----------------------

Current liabilities:
    Current portion of capital lease obligations (Note 3)        $     7,212                $    12,222
    Defeasance trust liability (Note 2)                                    -                    136,254
    Current portion of Relinquishment liability                       42,217                     19,973
    Accounts payable and accrued expenses                             44,036                     45,827
    Accrued interest payable                                          21,250                     10,625
                                                                 -----------              -------------

        Total current liabilities                                    114,715                    224,901

Non-current liabilities:
     Long-term debt (Note 2)                                         500,000                    500,000
     Relinquishment liability, net of current portion (Note 6)       631,135                    641,037
     Capital lease obligations, net of current portion (Note 3)        3,010                      7,076
                                                                 -----------              -------------

        Total liabilities                                          1,248,860                  1,373,014

Commitments and contingencies (Note 4)

Capital:
        Total capital                                               (385,368)                  (458,052)
                                                                 -----------              -------------

        Total liabilities and capital                            $   863,492                $    914,962
                                                                 ===========              ==============

    The accompanying accountants' review report and notes to the financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Income
                             --------------------
                                (in thousands)
                                --------------


                                                For the Three          For the Three          For the Nine          For the Nine
                                                 Months Ended          Months Ended           Months Ended          Months Ended
                                                June 30, 2000          June 30, 1999         June 30, 2000         June 30, 1999
                                                -------------          -------------         -------------         -------------
                                                 (unaudited)            (unaudited)           (unaudited)           (unaudited)
Revenues:
   Gaming                                                $177,970              $161,444              $518,443              $463,284
   Food and beverage                                       11,242                11,683                34,239                34,566
   Retail and other                                        12,349                 9,412                38,472                26,261
   Bingo operations                                         1,217                 1,155                 4,001                 3,894
                                            ---------------------   -------------------   -------------------   -------------------

       Gross revenues                                     202,778               183,694               595,155               528,005

  Less - Promotional allowances                           (17,255)              (14,666)              (52,670)              (42,046)
                                            ---------------------   -------------------   -------------------   -------------------

Net revenues                                              185,523               169,028               542,485               485,959
                                            ---------------------   -------------------   -------------------   -------------------

Cost and expenses:
   Gaming                                                  77,502                69,535               225,987               196,691
   Food and beverage                                        5,565                 5,399                17,429                16,362
   Retail and other                                         4,836                 4,341                15,896                15,600
   Bingo                                                      414                   975                 2,164                 2,865
   General and administration                              32,094                26,458                98,120                85,968
   Pre-opening costs                                        1,381                     -                 3,398                     -
   Management fee (Note 6)                                      -                16,047                13,634                44,090
   Depreciation and amortization                            7,500                 6,238                22,786                16,413
                                            ---------------------   -------------------   -------------------   -------------------

       Total costs and expenses                           129,292               128,993               399,414               377,989
                                            ---------------------   -------------------   -------------------   -------------------

Income from operations                                     56,231                40,035               143,071               107,970
                                            ---------------------   -------------------   -------------------   -------------------

Other income (expense):
   Relinquishment liability reassessment
   (Note 6)                                                (5,763)               (5,504)              (17,290)              (16,511)

   Interest and other income                                2,892                 4,393                10,439                 6,214
   Interest expense                                        (8,132)              (15,503)              (31,291)              (41,118)
                                            ---------------------   -------------------   -------------------   -------------------
                                                          (11,003)              (16,614)              (38,142)              (51,415)
                                            ---------------------   -------------------   -------------------   -------------------

Income before extraordinary items                          45,228                23,421               104,929                56,555

Extraordinary items                                             -                     -                     -               (39,423)
                                            ---------------------   -------------------   -------------------   -------------------

Net income                                               $ 45,228              $ 23,421              $104,929              $ 17,132
                                            =====================   ===================   ===================   ===================

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Capital
                             ---------------------
                                (in thousands)
                                --------------

                                            For the Nine Months                        For the Nine Months
                                            Ended June 30, 2000                        Ended June 30, 1999
                                            -------------------                        -------------------
                                               (unaudited)                                 (unaudited)
Beginning balance                                        $(458,052)                                  $(377,874)

Net income                                                 104,929                                      17,132

Capital contribution by Tribe                                    -                                      97,097

Distributions to Tribe                                     (32,245)                                   (127,779)
                                       ---------------------------                 ---------------------------

Ending balance                                           $(385,368)                                  $(391,424)
                                       ===========================                 ===========================

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                           Statements of Cash Flows
                           ------------------------
                                (in thousands)
                                --------------


                                                                 For the Nine Months Ended              For the Nine Months Ended
                                                                       June 30, 2000                           June 30, 1999
                                                                       -------------                           -------------
                                                                        (unaudited)                             (unaudited)
Cash flows provided by operating activities:
Net income                                                                        $104,929                                $17,132
Adjustments to reconcile net income to
    net cash flow provided by operating activities:
      Depreciation and amortization                                                 22,786                                 16,413
      Loss on early extinguishment of debt                                               -                                 33,717
      Write-off of financing fees                                                        -                                  5,706
      Loss on asset disposal                                                           182                                    335
      Provision for losses on receivables                                              542                                    467
      Relinquishment reassessment                                                   17,290                                 16,511
Changes in operating assets and liabilities:
     Increase in current assets                                                    (32,210)                                (5,158)
     Increase in current liabilities                                                12,924                                 13,897
                                                                 -------------------------              -------------------------

    Net cash flows provided by operating activities                                126,443                                 99,020
                                                                 -------------------------              -------------------------

Cash flows used in investing activities:
Purchase of property and equipment                                                 (70,863)                               (19,677)
Increase in construction in process                                                (79,834)                               (10,360)
                                                                 -------------------------              -------------------------

    Net cash flows used in investing activities                                   (150,697)                               (30,037)
                                                                 -------------------------              -------------------------

Cash flows (used in) provided by financing activities:
Defeasance liability                                                              (140,344)                                     -
Defeasance trust asset                                                             135,507                               (135,507)
Distributions to Tribe                                                             (32,245)                              (127,779)
Payment on equipment financing                                                      (9,076)                                (8,240)
Relinquishment liability                                                            (4,948)                                     -
Proceeds from issuance of long-term debt                                                 -                                500,000
Extinguishment of Senior Secured Notes                                                   -                               (208,717)
Capital contribution by Tribe                                                            -                                 97,097
Capitalized financing fees                                                               -                                (18,529)
Proceeds from equipment financing                                                        -                                    879
                                                                 -------------------------              -------------------------

    Net cash flows (used in) provided by financing activities                      (51,106)                                99,204
                                                                 -------------------------              -------------------------

    Net (decrease) increase in cash and cash equivalents                           (75,360)                               168,187

Cash and cash equivalents at beginning of period                                   276,598                                110,728
                                                                 -------------------------              -------------------------

Cash and cash equivalents at end of period                                        $201,238                               $278,915
                                                                 =========================              =========================


Supplemental disclosures:

   Cash paid during the period for interest                                        $72,491                                $30,634
                                                                 =========================              =========================

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


1. Organization and Basis of Presentation:

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

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three and nine months ended June 30, 2000 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------

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

Bank Credit Facility

In November 1999, the availability under the Bank Credit Facility was increased from $425 million to $459.5 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of June 30, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the facility commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

On April 7, 2000, the Authority entered into a 36-month hedging transaction. The Authority executed a hedge agreement with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate collar with a 7.75% ceiling and a 5.75% floor, based upon 1-month LIBOR. The Authority paid a premium of $295,000 for the transaction.

The Authority executed an additional 36-month hedging agreement on April 7, 2000 with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate cap of 8.0%, based upon 1-month LIBOR. The Authority paid a premium of $410,000 for this transaction.

On April 18, 2000, the Authority entered into a 36-month hedging transaction with a notional amount, based on 10% of the estimated draws on the Bank Credit Facility. The transaction is an interest rate cap of 7.75%, based upon 1-month LIBOR. The Authority paid a premium of $221,000 for the transaction.

All premiums paid for hedging transactions have been capitalized and are reflected in other assets in the accompanying balance sheet as of June 30, 2000. These premiums will be amortized over the life of the hedging agreement.

Letters of Credit

The Authority has available a $250,000 unsecured letter of credit with Fleet National Bank that has been renewed and will expire on August 31, 2001, and a $1.0 million letter of credit agreement with Bank of America that expires in April 2001. As of June 30, 2000, no amounts were drawn on the letters of credit. On April 12, 2000, the letter of credit agreement with Bank of America was renewed and reduced to $1.0 million from $1.6 million.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------

The Authority's debt agreements require, among other things, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of June 30, 2000, the Authority was in compliance with all covenant requirements.

3. Leases:

At June 30, 2000, the Authority was obligated under capital leases to make future minimum lease payments as follows:


                                                        Capital
For the fiscal year ending September 30,                Leases
----------------------------------------                ------
(In Thousands)
2000                                                   $ 3,324
2001                                                     5,062
2002                                                     2,357
2003                                                        65
                                                       -------
Total minimum lease payment                             10,808

Amount representing interest                              (586)
                                                       -------

Total obligation under capital leases                   10,222
Less: Amount due within one year                        (7,212)
                                                       -------
Amount due after one year                              $ 3,010
                                                       =======

Lease expenses excluding costs to obtain assets for the three months ended June 30, 2000 and 1999 were $756,000 and $902,000, respectively. For the nine months ended June 30, 2000 and 1999 lease expenses excluding costs to obtain assets were $2.6 million and $2.7 million, respectively. Certain operating leases were accelerated to obtain assets. The Authority has remitted $2.7 million, representing full and final payment of its operating leases to obtain these assets.

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

The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe). The Authority reflected expenses associated with Slot Win Contribution totaling $34.2 million and $30.3 million, respectively for the quarters ended June 30, 2000 and 1999. For the nine months ended June 30, 2000 and 1999, the Authority incurred expenses of $97.8 million and $86.6 million, respectively for Slot Win Contribution.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------

As of June 30, 2000, the Authority has paid $2.9 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of June 30, 2000, Perini has received $6.6 million of the $20.5 million fee which has been included in construction in process in the accompanying balance sheet. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

5.   Related Party Transactions:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For each of the quarters ended June 30, 2000 and 1999, the Authority incurred expenses of $2.0 million for such services. For the nine months ended June 30, 2000 and 1999, the Authority incurred expenses of $6.8 million and $5.9 million, respectively for tribal governmental and administrative services. Distributions to the Tribe for the quarters ended June 30, 2000 and 1999 were $10.0 million and $9.6 million, respectively. For the nine months ended June 30, 2000 and 1999, these distributions totaled $32.2 million and $127.8 million, respectively. Of the $127.8 million distributed to the Tribe for the nine months ended June 30, 1999, $97.1 million was returned to the Authority as a capital contribution by the Tribe.

6.   TCA Agreements:

Relinquishment Agreement

In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement supercedes the Management Agreement (see below) effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority make certain payments to TCA out of, and determined as a percentage of, the revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of Revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days subsequent to the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments were scheduled to commence on July 25, 2000, twenty-five days subsequent to the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility but not the gross receipts of such lessees, licenses and concessionaires).

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------

The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 1999, the relinquishment liability was reassessed to be $661.0 million. This reassessment resulted from the increase in the estimated future Revenues that will be generated by the Authority during the term of the Relinquishment Agreement and by the impact of the time value of money due to the passage of time. At June 30, 2000, the relinquishment liability, which is reassessed quarterly, has been reassessed to be $673.4 million from $661.0 million at September 30, 1999. For the nine months ended June 30, 2000 the $12.4 million increase reflects a $17.3 million reassessment for the time value of money due to the passage of time net of $4.9 million of Senior Relinquishment Payments. At June 30, 2000, approximately $15.0 million was included in the relinquishment liability representing the amount earned from January 1, 2000 to June 30, 2000. This includes $4.9 million of Senior Relinquishment Payments relating to the period from April 1, 2000 to June 30, 2000 and $10.1 million of Junior Relinquishment Payments relating to the period from January 1, 2000 to June 30, 2000. For the three months ended June 30, 2000, the quarterly reassessment for the time value of money due to the passage of time was $5.8 million.

Management Agreement

Previously, the Tribe and TCA had entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $16.0 million for the quarter ended June 30, 1999. For the nine months ended June 30, 2000 (which reflects only amounts incurred from October 1, 1999 through December 31, 1999, the date upon which the management agreement was terminated) and for the nine months ended June 30, 1999, management fees totaled $13.6 million and $44.1 million, respectively.

Development Agreement

The Authority has negotiated an agreement with TCA (the "Development Agreement"), which has made TCA the exclusive developer of Project Sunburst. Under the Development Agreement, TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14 million for such services based on the incremental completed percentage of Project Sunburst. As of June 30, 2000, TCA had earned $3.5 million of the $14 million development fee of which $2.2 million was paid. On July 17, 2000, the remaining $1.3 million due and outstanding was paid. The development fee is paid quarterly based on the terms of the Development Agreement.

7.  Employee Benefits Plans

Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings effective January 1, 1999. The Authority recorded matching contributions of approximately $393,000 and $653,000, respectively, to this plan for the quarters ended June 30, 2000 and 1999. Cumulative contributions have totaled $1.7 million and $1.4 million for the nine months ended June 30, 2000 and 1999, respectively.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------

The Authority, in conjunction with the Tribe, adopted a Nonqualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. The deferrals are in addition to those allowed under the Authority's 401(k) savings plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death. Custody of the Nonqualified Deferred Compensation Plan resides with the Mohegan Tribe. For the quarter ended June 30, 2000, contributions by Authority employees totaled $240,000. Cumulative contributions by Authority employees to the plan have totaled $641,000.

8. Due from Affilitates

At June 30, 2000, amounts due from affiliates totaled $18.6 million, which consist of $13.5 million relating to infrastructure improvements that will service Mohegan Sun and $5.1 million relating to the Public Safety Facility that will service the Mohegan Reservation. Construction costs for both projects are currently funded by the Authority. On August 14, 2000, the Tribe reimbursed the Authority $18.6 million for these project costs.

9. Recent Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition". This bulletin, as amended, establishes guidelines for revenue recognition and is required to be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Authority is currently analyzing the impact of this statement and does not expect this statement to have a material impact on the Authority's financial position or results of operations.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999:

Net revenues for the three months ended June 30, 2000 were $185.5 million compared to $169.0 million reported for the same period of the prior year. This 9.8% increase is primarily attributable to an increase in gaming revenues.

Gaming revenues totaled $178.0 million for the three months ended June 30, 2000 compared to $161.4 million for the three months ended June 30, 1999. The increase of 10.2% in gaming revenues is due to an 11.9% growth in slot machine revenues and a 4.5% increase in table game revenue.

For the three months ended June 30, 2000, food and beverage revenues were $11.2 million compared to $11.7 million for the three months ended June 30, 1999. The 3.8% decrease in food and beverage revenue is attributable to a 2.4% decrease in food covers for the three months ended June 30, 2000 as compared to the same period in the prior year.

Retail and other revenues were $12.3 million and $9.4 million for the three months ended June 30, 2000 and 1999, respectively. This represents growth of $2.9 million, or 31.2%, over the same period in the prior year. Of the $2.9 million increase in retail and other revenues, $2.2 million is attributable to the growth of the Mohegan Sun gasoline and convenience center.

Bingo revenues increased $62,000, or 5.4%, during the three months ended June 30, 2000 compared to the same period in the prior year as a result of a greater number of bingo sessions. Bingo revenues were $1.2 million for each of the three months ended June 30, 2000 and 1999.

Promotional allowances totaled $17.3 million for the three months ended June 30, 2000, representing a $2.6 million, or 17.7%, increase over the same period in the prior year. The growth is primarily attributable to increased redemption of Mohegan Sun Player's Club points. The increase in promotional allowances is also attributable to the higher utilization of the Mohegan Sun gasoline and convenience center. Promotional allowances as a percentage of gaming revenue were 9.7% and 9.1% for the three months ended June 30, 2000 and 1999, respectively.

Total costs and expenses were $129.3 million for the three months ended June 30, 2000, an increase of $299,000 over the same period in the prior year. The increase is the combined result of increased gaming expense, pre-opening costs for Project Sunburst, and increases in general and administrative costs, offset by a reduction in management fees due to the termination of the Management Agreement effective January 1, 2000.

Gaming costs and expenses were $77.5 million for the three months ended June 30, 2000, an increase of $8.0 million, or 11.5%, over the same period in the prior year. The slot win contribution totaled $34.2 million and $30.3 million for the three months ended June 30, 2000 and 1999, respectively. The slot win contribution increase of $3.9 million, or 12.8%, over the same period in the prior year is directly attributable to the $14.3 million, or 11.9%, increase in slot revenues. The balance of the growth in gaming costs and expenses is attributable to an increase in the cost of providing casino marketing complimentaries.

Food and beverage costs were $5.6 million for the three months ended June 30, 2000, an increase of $166,000 or 3.1% from the same period in the prior year. The increase is primarily attributable to higher labor costs.

Retail and other costs were $4.8 million for the three months ended June 30, 2000, an increase of $495,000, or 11.4%, over the same period in the prior year. The increase is directly attributable to the 31.2% growth in retail and other revenue which is attributable to the shift of coupon redemption from food and beverage to retail outlets.

Bingo operation costs were $414,000 for the three months ended June 30, 2000, a decrease of $561,000, or 57.5%, over the same period in the prior year due to increased operating efficiencies.

General and administrative costs were $32.1 million for the three months ended June 30, 2000. The increase of $5.6 million, or 21.3%, for the same period in the prior year is attributable to continued casino marketing and advertising. The marketing programs have driven incremental visitation, expanding our brand awareness and market share.

Pre-opening costs for Project Sunburst totaled $1.4 million for the three months ended June 30, 2000. Expansion costs are primarily composed of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun did not incur pre-opening expansion costs for the three months ended June 30, 1999.

TCA did not receive management fees for the three months ending June 30, 2000, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $16.0 million for the three months ended June 30, 1999.

For the three months ended June 30, 2000, depreciation and amortization increased by $1.3 million, or 20.2%, over the same period in the prior year. The increase is primarily attributable to the increased amortization of the trademark asset and depreciation related to new property and equipment placed in service. Depreciation and amortization for the three months ended June 30, 2000 and 1999 were $7.5 million and $6.2 million, respectively.

Income from operations for the three months ended June 30, 2000 totaled $56.2 million, compared to $40.0 million for the same period in the prior year. This represents a $16.2 million, or 40.5%, increase over the same period in the prior year.

For the three months ended June 30, 2000, the relinquishment liability reassessment was $5.8 million compared to $5.5 million for the same period in the prior year. This increase of $259,000 or 4.7% is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

Interest and other income were $2.9 million for the three months ended June 30, 2000, a decrease of $1.5 million, or 34.2%, from the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to cover construction payments. The weighted average invested cash was $173.5 million and $246.2 million for the three months ended June 30, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense of $8.1 million for the three months ended June 30, 2000 represented a decrease of $7.4 million, or 47.5%, over the same period in the prior year. This decrease was mainly attributable to lower average debt outstanding, lower average interest rates and increased capitalization of interest related to Project Sunburst. Capital interest was $2.7 million for the three months ended June 30, 2000 compared to $70,000 for the same period in the prior year. The weighted average interest rate for the three months ended June 30, 2000 was 8.40%, compared to 8.84% for the three months ended June 30, 1999. The weighted average outstanding debt was $511.3 million for the three months ended June 30, 2000, compared to $613.2 million for the three months ended June 30, 1999.

Comparison of Operating Results for the Nine Months Ended June 30, 2000 and
1999:

Net revenues for the nine months ended June 30, 2000 were $542.5 million compared with $486.0 million for the same period of the prior year. This 11.6% increase is primarily attributable to an increase in gaming revenues.

Gaming revenues totaled $518.4 million for the nine months ended June 30, 2000, an increase of $55.2 million or 11.9% over the nine months ended June 30, 1999. The increase in gaming revenues is due to a 13.1% growth in slot machine revenues and an 8.1% growth in table game revenue.

For the nine months ended June 30, 2000, food and beverage revenues were $34.2 million compared to $34.6 million for the nine months ended June 30, 1999. The decrease in revenue is attributable to a decrease in food covers for the nine months ended June 30, 2000 as compared to the same period in the prior year.

Retail and other revenues were $38.5 million and $26.3 million for the nine months ended June 30, 2000 and 1999, respectively. This represents a growth of $12.2 million, or 46.5%, over the same period in the prior year. Of the $12.2 million increase in retail and other revenues, $8.1 million is attributable to the Mohegan Sun gasoline and convenience center. This is primarily due to the availability of the Mohegan Sun gasoline and convenience center for the entire nine months ending June 30, 2000 versus the 205 days of operation for the period ending June 30, 1999. The remaining $4.1 million increase is due to increased retail sales primarily as a result of patrons utilizing their Player's Club points in our retail outlets.

Bingo revenues increased $107,000, or 2.7%, to $4.0 million during the nine months ended June 30, 2000 compared to the same period in the prior year as the result of a greater number of patrons attending the bingo sessions. Bingo revenues for the nine months ended June 30, 1999 were $3.9 million.

Promotional allowances totaled $52.7 million for the nine months ended June 30, 2000, representing a $10.6 million, or 25.3%, increase over the same period in the prior year. The increase is primarily attributable to increased redemption of Mohegan Sun Player's Club points. The increase in promotional allowances is also attributable to the higher utilization of the Mohegan Sun gasoline and convenience center. Promotional allowances as a percentage of gaming revenue were 10.2% and 9.1% for the nine months ending June 30, 2000 and 1999, respectively.

Total costs and expenses were $399.4 million for the nine months ended June 30, 2000, an increase of $21.4 million, or 5.7%, over the same period in the prior year. The increase is the combined result of increased gaming volume, pre-opening expansion costs for Project Sunburst and increases in general and administrative costs and depreciation and amortization, partially offset by the reduction of management fees due to the termination of the Management Agreement effective January 1, 2000. Total costs and expenses were $378.0 million for the nine months ended June 30, 1999.

Gaming costs and expenses were $226.0 million for the nine months ended June 30, 2000, an increase of $29.3 million, or 14.9%, over the same period in the prior year. The slot win contribution totaled $97.8 million and $86.6 million for the nine months ended June 30, 2000 and 1999, respectively. This represents an increase of $11.2 million, or 12.9%, over the same period in the prior year, which is directly attributable to the $44.5 million increase in slot revenues. The balance of the increase is due to an increase in the cost of providing casino marketing complimentaries.

Food and beverage costs were $17.4 million for the nine months ended June 30, 2000, an increase of $1.1 million, or 6.5%, over the same period in the prior year. Food and beverage costs were $16.4 million for the nine months ended June 30, 1999. The increase is attributable to increased labor costs.

Retail and other costs were $15.9 million for the nine months ended June 30, 2000, an increase of $296,000 or 1.9% over the same period in the prior year. The increase is attributable to the 46.5% increase in retail and other revenue which is attributable to the shift of coupon redemption from food and beverage to retail outlets.

Bingo operation costs were $2.2 million for the nine months ended June 30, 2000, a decrease of $701,000 or 24.5% over the same period in the prior year as a result of fewer bingo sessions being conducted.

General and administrative costs were $98.1 million for the nine months ended June 30, 2000. The increase of $12.2 million, or 14.1%, for the same period in the prior year is attributable to continued casino marketing and advertising. The marketing programs have driven incremental visitation, expanding our brand awareness and market share.

Expansion costs for Project Sunburst totaled $3.4 million for the nine months ended June 30, 2000. Expansion costs are composed of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun did not incur pre-opening expansion costs for the nine months ended June 30, 1999.

Management fees earned by TCA totaled $13.6 million and $44.1 million for the nine months ended June 30, 2000 and 1999, respectively. The decrease in management fees is the result of the termination of the Management Agreement on January 1, 2000.

For the nine months ended June 30, 2000, depreciation and amortization was $22.8 million, an increase of $6.4 million, or 38.8%, over the same period in the prior year. The increase is primarily attributable to the increase in the amortization of the trademark asset and the increase of property and equipment placed in service during fiscal 2000.

Income from operations for the nine months ended June 30, 2000 totaled $143.1 million, compared to $108.0 million for the same period in the prior year. This represents a $35.1 million, or 32.5%, increase.

For the nine months ended June 30, 2000, the relinquishment liability reassessment was $17.3 million as compared to $16.5 for the same period in the prior year. This increase of $779,000 or 4.7% represents the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

Interest and other income was $10.4 million for the nine months ended June 30, 2000, an increase of $4.2 million, or 68.0%, over the same period in the prior year. The increase in interest income resulted from the temporary investment of net proceeds from the issuance of the $200 million Senior Notes and the $300 million Senior Subordinated Notes on March 3, 1999. The weighted average invested cash was $194.7 million and $118.1 million for the nine months ended June 30, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense of $31.3 million for the nine months ended June 30, 2000 represented a decrease of $9.8 million, or 23.9%, over the same period in the prior year. This decrease was mainly attributable to the lower average debt outstanding, lower average interest rates and increased capitalization of interest related to Project Sunburst. The weighted average interest rate for the nine months ended June 30, 2000 was 8.39% compared to 11.20% for the nine months ended June 30, 1999. The weighted average outstanding debt was $514.3 million for the nine months ended June 30, 2000 as compared to $376.0 million for the nine months ended June 30, 1999. During fiscal 2000, $5.6 million of interest was capitalized as part of Project Sunburst, compared to $70,000 in capitalized interest for the nine months ended June 30, 1999.

On March 3, 1999, the Authority extinguished the $175 million Senior Secured Notes for $208.7 million including a tender premium of $33.7 million. The Authority also wrote-off $5.7 million in financing fees related to the $175 million Senior Secured Notes. Both the tender premium and the financing fee write-off have been reflected as extraordinary items for the period ending June 30, 1999.

Liquidity, Capital Resources and Capital Spending

As of June 30, 2000 and 1999, the Authority held cash and cash equivalents of $201.2 million and $276.6 million, respectively. Cash provided by operating activities for the nine months ended June 30, 2000 was $126.4 million, compared to cash provided by operating activities of $99.0 million for the same period in the prior year.

On December 30, 1999, the Authority redeemed the outstanding Subordinated Notes for $140.3 million, an amount representing 100% of the principal amount plus accrued interest, less $500,000. The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming LLC, also a partner in TCA.


In November 1999, the availability under the Bank Credit Facility was increased from $425 million to $459.5 million. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-bank Offer Rate ("LIBOR") based formula plus applicable basis point spreads. The Bank Credit Facility has various restrictive and financial covenants, with which the Authority remains compliant with as of June 30, 2000.

On April 7, 2000, the Authority entered into a 36-month hedging transaction. The Authority executed a hedge agreement with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate collar with a 7.75% ceiling and a 5.75% floor, based upon 1-month LIBOR. The Authority paid a premium of $295,000 for this transaction.

The Authority executed an additional 36-month hedging agreement on April 7, 2000 with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate cap of 8.0% based upon 1-month LIBOR. The Authority paid a premium of $410,000 for this transaction.

On April 18, 2000, the Authority entered into a 36-month hedging transaction with a notional amount, based on 10% of the estimated draws on the Bank Credit Facility. The transaction is an interest rate cap of 7.75%, based upon 1-month LIBOR. The Authority paid a premium of $221,000 for this transaction.

As of June 30, 2000, there were no borrowings outstanding under the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with the expansion of Mohegan Sun. In addition to the financing provided by the Authority's various debt financing facilities, the Mohegan Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.

The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Project Sunburst is the $800 million expansion of Mohegan Sun. Project Sunburst consists of 115,000 square feet of additional gaming space, a 1,200 room luxury hotel, 100,000 square feet of convention space, a 10,000 seat arena, spectacular restaurants and approximately 150,000 square feet of retail space. Three components of Project Sunburst, the Casino of the Sky, Mohegan Sun Arena and the Shops at Mohegan Sun are anticipated to open in the fall of 2001. The hotel and convention space are anticipated to open in the spring of 2002. Capital expenditures totaled $150.7 million for the nine months ended June 30, 2000. These included property maintenance capital expenditures for furniture, fixtures and equipment of $11.5 million, employee parking center expenditures of $14.4 million and construction costs related to Project Sunburst of $124.8 million.

Cumulative Project Sunburst construction costs totaled $162.2 million through June 30, 2000. For the remaining quarter of fiscal 2000, based on TCA estimates, the Authority anticipates spending of $99.6 million on Project Sunburst costs.

For fiscal 2000, the Authority expects capital expenditures to total approximately $23.4 million on facility improvements and maintenance capital expenditures, $224.4 million on Project Sunburst construction and $14.4 million on the employee parking garage center.

TCA recently has advised the Authority of the potential for cost overruns in connection with the performance of the mechanical, electrical and plumbing contracts relating to Project Sunburst. TCA has informed the Authority that it is acting aggressively to eliminate or minimize any such potential overruns. However, due in part to rising labor costs, the Authority can not give any assurance TCA will be successful, or that the actual amounts the Authority will have to pay for the mechanical, electrical and plumbing work on Project Sunburst will not exceed budgeted levels.

In light of these recent developments, the Authority has requested from TCA a revised, itemized budget of the total costs to complete Project Sunburst. Such budget is to be delivered to the Authority in September 2000. In addition, the Authority has requested Perini, as construction manager for Project Sunburst, prepare a master agreement specifying a guaranteed maximum price for all remaining work on Project Sunburst. Like with the revised budget, such contract is to be delivered to the Authority for review and negotiation in September 2000.

During the nine months ended June 30, 2000, the Authority distributed $32.2 million to the Mohegan Tribe.

The Mohegan Tribal Utility Authority commenced construction of a $61.0 million electrical, natural gas, water and sewer systems infrastructure ("Infrastructure Improvements") that will service Mohegan Sun and other facilities. The infrastructure improvements budget was increased from the amounts previously disclosed and now includes the cost of significant upgrades to the Town of Montville Wastewater Treatment system that were not initially contemplated. The upgrades provide the most efficient manner of handling the increased wastewater of the property that is attributable to the Project Sunburst expansion. The construction was initially funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. Approximately $13.5 million has been incurred and reflected as amounts due from affiliates in the Authority's balance sheet as of June 30, 2000. On August 14, 2000, the Tribe reimbursed the $13.5 million to the Authority.

The Tribe commenced construction of a Public Safety Facility that will service the Mohegan Reservation. Construction was initially funded by the Authority. Approximately $5.1 million has been incurred and reflected as amounts due from affiliates in the Authority's balance sheet as of June 30, 2000. On August 14, 2000, the Tribe reimbursed the $5.1 million to the Authority.

Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement), generated from Mohegan Sun beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated to be $673.4 million as of June 30, 2000. In April 2000, the Authority paid $4.9 million in Senior Relinquishment payments. In July 2000, the Authority paid $4.9 million in Senior Relinquishment payments and $10.1 million in Junior Relinquishment Payments, under the terms of the Relinquishment Agreement.

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

Commercial paper having one of the two highest ratings obtainable from Moody's or Standard & Poor and in each case maturing within six months after the date of acquisition; and

Money market funds at least 95% of the assets of which constitute cash equivalents of the kind described in the sections above.

At the Authority's option, the Bank Credit Facility will accrue interest on the basis of a 1-month, 3-month or 6-month LIBOR based formula, plus applicable basis point spreads. The Authority is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the Authority's variable-rate debt. The Authority will manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. The Authority has entered into agreements to manage interest rates up to 50% of its total available borrowings under the Bank Credit Facility, effective October 2000, with highly rated institutions that can be expected to fully perform under the terms of such agreements. These institutions are also members of the bank group providing the Bank Credit Facility, which management believes further minimizes the risk of nonperformance. The Authority evaluates its exposure to market risk by monitoring interest rates in the marketplace. The Authority does not utilize derivative financial instruments for trading purposes. The Authority's derivative financial instruments consist exclusively of interest rate caps and interest rate collars.

                         PART II -  OTHER INFORMATION:


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



                                  MOHEGAN TRIBAL GAMING AUTHORITY
                                  -------------------------------




Date:  August 14, 2000             By:  /s/ Roland J. Harris
       ---------------                ----------------------------
                                  Roland J. Harris
                                  Chairman, Management Board


Date:  August 14, 2000             By:  /s/ William J. Velardo
       ---------------                ----------------------------
                                   William J. Velardo
                                   President and General Manager


Date:  August 14, 2000             By:  /s/ Jeffrey Hartmann
       ---------------               ----------------------------
                                   Jeffrey E. Hartmann, Executive Vice President
                                   Finance/Chief Financial Officer (Principal
                                   Financial and Accounting Officer)