Form 10-K
period 2000-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2000-12-14
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________


                        Commission file number 033-80655

                         MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of registrant as specified in its charter)

                 Connecticut                          06-1436334
       (State or other jurisdiction of               (IRS employer
       incorporation or organization)             Identification No.)

    One Mohegan Sun Boulevard, Uncasville                06382
  (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (860) 204-8000

           Securities registered pursuant to Section 12(b) of the Act:


  Title of Each Class                                   Name of Each Exchange
         NONE                                            On Which Registered
_________________________                             _________________________
_________________________                             _________________________
_________________________                             _________________________

          Securities registered pursuant to Section 12(g) of the Act:

         NONE
_________________________
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                    Yes   X     No
                                                         ---       ---

                         MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-K

                                                                                   Page
PART I.

Item 1.    Business                                                                   1
Item 2.    Properties                                                                11
Item 3.    Legal Proceedings                                                         11
Item 4.    Submission of Matters to a Vote of Security Holders                       11

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters    12
Item 6.    Selected Financial Data                                                   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                             13
Item 7a.   Quantitative and Qualitative Disclosure of Market Risk                    20
Item 8.    Financial Statements and Supplementary Data                               21
Item 9.    Changes in and Disagreements with Accountants on Accounting and           21
           Financial Disclosure

PART III.

Item 10.   Executive Officers of the Registrant                                      22
Item 11.   Executive Compensation                                                    24
Item 12.   Security Ownership of Certain Beneficial Owners and Management            25
Item 13.   Certain Relationships and Related Transactions                            25

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K           26

                                     PART I

Item 1.  Business

A.  General

Disclosure Regarding Forward-Looking Statements

Some information included in this Form 10-K and other materials filed or to be filed by the Mohegan Tribal Gaming Authority ("the Authority") with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Overview

The Authority established on July 15, 1995, is an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"). The Tribe is a federally recognized Indian tribe with a 390-acre reservation located in southeastern Connecticut.

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

The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to operate, manage and market Mohegan Sun under a seven-year contract ("Management Agreement"). TCA is 50% owned by Sun Cove Limited, an affiliate of Sun International Hotels Limited ("Sun International"), and 50% by Waterford Gaming, L.L.C. In February 1998, the Authority and TCA entered into a new agreement ("Relinquishment Agreement") which superceded the Management Agreement effective January 1, 2000. As a result of the Relinquishment Agreement, the Authority assumed full management of Mohegan Sun and agreed to pay TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. See "--Relinquishment Agreement with TCA" and Note 13 to the Authority's Financial Statements.

B.  Description of Business

Mohegan Sun is a full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Authority has entered into a land lease with the Tribe whereby the Tribe leases to the Authority the site on which Mohegan Sun is located. Mohegan Sun opened in October 1996 at a total cost of approximately $303.0 million. Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.

Mohegan Sun currently operates in a 634,500 square foot facility which conveys a historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone and water. It is comprised of four quadrants, each of which has its own unique entrance and reflects a separate seasonal theme - winter, spring, summer and fall - emphasizing the importance of the seasonal changes to Mohegan Tribal life.

Mohegan Sun currently has approximately 176,500 square feet of gaming space ("Casino of the Earth"), 3,031 slot machines, 153 table games (including blackjack, roulette, craps, baccarat, Spanish 21 and let it ride), 42 poker tables and a 9,000 square foot simulcast race book facility. Food and beverage amenities include a 680-seat buffet, three full-service themed fine dining restaurants, a 24-hour coffee shop, a New York style delicatessen, a nine station food court featuring international and domestic cuisine, and multiple full and floor service bars for a total of 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the casino hosts musical entertainment seven days a week. Larger events are currently held in the temporary Uncas Pavilion constructed on the grounds of the casino (which will be replaced by the Mohegan Sun Arena), including entertainment and casino marketing activities. Six retail shops covering 2,276 square feet of space provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing and cigars. For non-gaming entertainment, Mohegan Sun also offers an arcade-style recreation area and a child care facility operated by New Horizons Kids Quest, Inc. The Authority also operates a 4,000 square foot, 16-pump gasoline service station and convenience store.

On October 12, 2000, the Authority announced it would discontinue bingo operations in order to build a 650-unit smoke-free slot area. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income (Loss) and have been reported as "Loss from discontinued operations."

The Authority believes ease of access is one of the important factors that differentiate Mohegan Sun from its competition. Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, giving guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York. Mohegan Sun currently has parking spaces for 7,500 guests and 2,700 employees.

During 1999, the Authority raised $200.0 million in Senior Notes ("Senior Notes") and $300.0 million in Senior Subordinated Notes ("Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Project Sunburst will also be funded by cash from operations and by a syndicated $425.0 million reducing, revolving, secured credit facility ("Bank Credit Facility"), which the Authority entered into on March 3, 1999. The Authority has the right within two years subsequent to the closing of the Bank Credit Facility to arrange for increases to an aggregate amount of $500.0 million. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000 the Authority exercised its right and increased the Bank Credit Facility to $500.0 million.

Project Sunburst will include approximately 115,000 square feet of additional gaming space ("Casino of the Sky"), a 1,200 room luxury hotel, approximately 100,000 square feet of convention space, the Mohegan Sun Arena with seating for up to 10,000, approximately 6,000 additional guest parking spaces, specialty retail shops and third party operated, branded restaurants. On October 13, 2000, the Tribal Council approved a formal resolution increasing the expansion budget to $960.0 million (excluding capitalized interest), from $800.0 million. The Authority, in conjunction with the Tribe, has increased the Project Sunburst budget to $960.0 million for three reasons: (1) expected increases in Project Sunburst labor costs because of the extreme competitive nature of the Northeast construction labor market; (2) enhance project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and (3) quality improvements to the hotel. As a result of the increase to the Project Sunburst budget, the Authority anticipates seeking to issue an additional $150.0 million in additional subordinated notes or a term loan. The Authority, based on current market conditions, anticipates securing such financing after January 2001. The remainder of the increase will be funded by internally generated funds. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the approved Project Sunburst budget.

The following is a summary of certain physical attributes of Mohegan Sun before and after expansion:

                                       Casino                                                 Retail              Convention  Guest
                                        Space       Slot    Table  Poker   Restaurant  Hotel   Space      Event     Space    Parking
                                      (sq. ft.)   Machines  Games  Tables    Seats     Rooms  (sq. ft.)  Seating   (sq. ft.)  Spaces
                                      ---------   --------  -----  ------    -----     -----  ---------  -------   ---------  ------
Resort before expansion (September
   30, 2000)........................   176,500      3,031     153      42     1,888         0    2,276     1,800         0    7,500
Resort after expansion (estimated)..   291,500      6,227     233      42     2,976     1,200  130,000    10,000   100,000   13,500

The Tribe and the Authority continue to believe that the market favors expansion now for three reasons: (1) unsatisfied current patron demand for gaming space at the existing facility; (2) growth of the gaming market in the Northeast region; and (3) length of stay data indicating the need for a hotel and other amenities. Management believes that Project Sunburst will continue to attract a significant number of guests to the facility, particularly during midweek periods. When completed, Management believes the patron length of stay will increase, as well as the average spending per guest.

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

The gaming industry in Connecticut experiences seasonal fluctuations, with the heaviest gaming activity at Mohegan Sun occurring during the period from July through October.

Competition from Other Gaming Operations

The gaming industry is highly competitive. Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. It is owned and operated by the Mashantucket Pequot Tribe ("Pequot Tribe") under a separate compact with the State of Connecticut. Foxwoods has been in operation for nearly nine years.

Mohegan Sun's current market area is predominantly for day-trip customers. When Project Sunburst is completed, the Authority intends to broaden its market beyond day-trip customers to include patrons making overnight or extended stays at Mohegan Sun. At that time, the Authority will begin to compete for customers more directly with casinos in Atlantic City, New Jersey. Despite the new overnight amenities that will be available to guests visiting Mohegan Sun, Management believes that ninety-five percent of the daily guests visiting Mohegan Sun will arrive by car or bus and visit for one day.

Currently, outside of Atlantic City, New Jersey, casino gaming in the northeastern United States is conducted only by federally recognized Indian tribes operating under the federal Indian gaming law. The Oneida Indian Nation currently operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from Mohegan Sun. The St. Regis Mohawk Tribe opened a casino in Hogansburg, New York on the Canadian border in April 1999. In addition, at least two other federally recognized tribes in New England are each seeking to establish gaming operations. Several other tribes in New England are seeking federal recognition and have announced plans to establish gaming operations. A number of states, including Connecticut in 1995, have considered legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these other tribes or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such gaming operations will have a materially adverse effect on the operations of the Authority.

The following is an assessment of the competitive prospects in Connecticut, each of the Authority's neighboring states and certain other states in the Northeast.

Connecticut

Currently, only the Tribe and the Pequot Tribe are authorized to conduct gaming in Connecticut. As required by their state compacts, the Tribe and the Pequot Tribe make monthly payments to the State of Connecticut based on 25% of annual gross slot revenues. Together, these payments totaled over $324.9 million for the 12 months ended September 30, 2000, of which the Authority contributed $135.1 million. These payments are linked to an exclusivity clause and will terminate if Connecticut legalizes other gaming operations (except those consented to by the Tribe and the Pequot Tribe) with slot machines or other commercial casino table games. There are currently at least four tribes in Connecticut that are attempting to gain federal recognition, a lengthy process managed by the Bureau of Indian Affairs ("BIA"). Two tribes, the Schagitcoke Tribe and the Golden Hill Paugussett Tribe, both have federal recognition petitions before the BIA. The other two tribes are the Eastern Pequot and the Paucatuck Eastern Pequot Tribe, both of which share a reservation located next to that of the Pequot Tribe. In March of 2000, the Eastern Pequot and the Paucatuck Eastern Pequot Tribes received preliminary federal recognition. A determination was expected to be made in the fall of 2000, but the BIA has extended the period for public comment through March 2001. The federal recognition process for these tribes is proceeding, but it is not clear if or when permanent federal recognition will be achieved. Even upon gaining recognition, a tribe must have land taken into trust by the federal government, negotiate a compact with the State of Connecticut, and construct a facility before gaming operations may commence. Due to these factors, the Authority anticipates it would take at least 3-5 years before a new casino could open.

Rhode Island

There is no commercial casino gaming in Rhode Island although the state's two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 1,900 video slot machines and have petitions pending before the Rhode Island Lottery Commission for additional machines. In November 1994, Rhode Island voters defeated numerous local and statewide gaming referenda and passed a referendum, which requires that any new gaming proposals will have to be approved in a statewide referendum. The Narragansett Tribe, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific federal legislation, the Narragansett Tribe is legally barred from opening a gaming facility. Thus, the Narragansett Tribe could open a facility only if it were successful in winning both local and statewide votes. In June 2000, the Rhode Island House Committee rejected putting the Narragansett Tribe's proposed Indian casino on the November ballot. The House Committee believed that the casino would negatively impact operations at Lincoln Park and the Newport Jai Alai. There are two pending federal recognition petitions from other Rhode Island tribes, the Pokanoket Tribe and the Seaconke Wampanoag Tribe. It is not clear if or when federal recognition for these tribes will be achieved.

Massachusetts

Leisure Casino Cruises, located in Gloucester, Massachusetts, currently operates a casino cruise ship with gaming amenities including 14 table games and 175 slot machines. The casino cruise also offers a buffet style dinner and live entertainment. These "cruises to nowhere," during which gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Massachusetts to date has not prohibited such operations. Due to the difference in the gaming experience, the Authority does not believe the "cruises to nowhere" are potentially significant competition to Mohegan Sun. The Wampanoag Tribe, located on the island of Martha's Vineyard, is currently the only federally recognized Indian tribe in Massachsetts. This tribe has determined that a casino on the island would not be economically feasible, and the Massachusetts legislature has rejected proposals to locate an Indian casino off tribal lands. The Wampanoag Tribe has announced plans to open a high-stakes bingo facility in Fall River, for which no state compact would be required, but significant hurdles, including local government approval, still remain. The Hassanamisco Band and the Chaubanagungamaug Band of the Nipmuc Tribe are currently seeking federal recognition and the BIA has extended their decision deadline to December 15, 2000. The Nipmuc tribe filed a petition for recognition in 1984, but in 1996 the tribe formally split into separate political entities and requested that the BIA consider its applications separately. In addition, a number of other petitions for federal recognition are pending in Massachusetts, but the Authority believes potential recognition is several years away, if at all.

New York

New York has seven federally recognized tribes with reservations in the northern part of the state. Two tribes, the Oneida Tribe and the St. Regis Mohawk Tribe, have executed gaming compacts with New York. These compacts allow casino table games, but no conventional slot machines.

The Oneida Tribe opened the Turning Stone Casino in July 1993 on its reservation in Verona, near Syracuse, New York. The facility has 3,500 video lottery machines (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos), 150 table games and 285 hotel rooms. Turning Stone currently draws primarily from the Syracuse market and does not compete directly with Mohegan Sun for customers.

The St. Regis Mohawk Tribe, which has a reservation in Hogansburg on the Canadian border, opened a gaming facility in April 1999 with 78 table games and 400 video lottery machines. In April 2000, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corp ("Park Place") for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, extendable thereafter by a mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay the St. Regis Mohawk Tribe 70 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission ("NIGC"). On May 1, 2000, Park Place announced it had entered into a definitive gaming agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York (approximately 170 miles from Mohegan Sun). The 50-acre site will be transferred in trust to the St. Regis Mohawk Nation subject to approval by the BIA. All of the agreements and plans relating to the development and management of the above Indian gaming project are contingent upon various regulatory approvals, including a compact between the St. Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, NIGC and local planning and zoning boards.

In addition, the Seneca Nation of Indians have bingo operations on two of their three reservations in western New York. These bingo halls are located in Vandalia and Gowanda, both over 400 miles from Mohegan Sun. The Seneca Indians have not entered into a compact with New York, which would allow this tribe to expand their gaming operations to include casino games. There currently are no non-Indian casinos operating in New York, and the establishment of commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating out of the New York City area in January 1998 ("cruises to nowhere"). New York to date has not prohibited gambling boat operations. Only a small number of operators have applied for licenses for offshore gambling cruises, and currently there are no operations in existence. Due to the difference in the gaming experience, the Authority does not believe the "cruises to nowhere" are potentially significant competition to Mohegan Sun.

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

Vermont

There are no casinos allowed in Vermont and no significant initiatives currently underway to allow legislation. There are no federally recognized tribes in Vermont, but there is a petition pending from the St. Francis/Sokoki Band of Abenakis in Swanton. The Authority believes any approval is still several years away.

Employees and Labor Relations

As of September 30, 2000, Mohegan Sun employed approximately 5,495 full-time employees, and 707 seasonal and part-time employees. When recruiting personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. None of Mohegan Sun's employees are covered by collective bargaining agreements.

Material Agreements

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's lands (the "Mohegan Compact"). The Mohegan Compact is substantively similar to the agreement governing gaming operations of the Pequot Tribe in Connecticut and provides, among other things, as follows:

(1) The Tribe is authorized to conduct certain Class III gaming activities on its reservation. The forms of Class III gaming authorized under the Mohegan Compact include (a) certain games of chance, (b) video facsimiles of such authorized games of chance (i.e., slot machines), (c) off-track pari-mutuel betting on animal races, (d) pari-mutuel betting, through simulcasting, on animal races and (e) certain types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

(2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III gaming activities. The first of such standards was set forth in the Mohegan Compact and approved by the State gaming agency. State gaming agency approval is required for any revision to such standards. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency. Additionally, the NIGC established Minimum Internal Control Standards ("MICS") that require each tribe or its designated tribal government body or agency, by federal regulation, to establish and implement tribal MICS by February 4, 2000. On October 26, 1999, prior to the MICS becoming effective, the Authority submitted variance requests to the NIGC associated with twelve MICS. Within the last year, the NIGC and the Authority were able to resolve nine of the twelve issues. On November 17, 2000 the NIGC determined the Authority was not in compliance with the three remaining issues. The Authority will file an appeal to the NIGC on the three remaining issues. The Authority estimates that if the appeal is denied, the Authority will incur an additional $2.3 million in expense to become compliant with these MICS requirements.

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

(6) The State of Connecticut annually assesses the Tribe for the costs attributable to its regulation of the Tribe's gaming operations and for the provision of law enforcement at the Tribe's gaming facility.

(7) Net revenues from the Tribe's gaming operations may be applied only for the certain purposes related to Tribal operations and welfare, charitable contributions and payments to local governmental agencies.

(8) Tribal ordinances and regulations governing health and safety standards at the gaming facilities may be no less rigorous than the applicable laws and regulations of the State.

(9) Service of alcoholic beverages within any gaming facility is subject to regulation by the State of Connecticut.

(10) The Tribe waives any defense which it may have by virtue of sovereign immunity with respect to any action brought in United States District Court to enforce the Mohegan Compact.

The Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those consented to by the Tribe and the Pequot Tribe. The Authority's financial statements reflect expenses associated with the Slot Win Contribution totaling $135.1 million, $121.1 million and $102.3 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Agreement with the Town of Montville

In June 1994, the Tribe and the neighboring town of Montville entered into an agreement whereby the Tribe makes annual payments of $500,000 to the town to minimize the impact to Montville resulting from the decreased tax revenues on the land taken into trust for the Tribe's reservation. The Tribe also agreed to pay Montville $3.0 million for infrastructure improvements to the town's water system and to pay for its use of the Town's disposal and wastewater collection and treatment systems. Finally, the Tribe agreed to make payments in lieu of taxes to the Town on lands that the Tribe acquires outside of its current reservation. The Tribe has assigned its rights and obligations under this agreement to the Authority. As of September 30, 2000, the Town of Montville had billed and received payment for approximately $2.9 million of the $3.0 million obligation. The incurred cost has been included in other assets in the accompanying balance sheet, and will be amortized over 40 years, once payments are complete.

Land Lease from the Tribe to the Authority

      The land in Uncasville, Connecticut upon which Mohegan Sun is situated and upon which Project Sunburst will be constructed is held in trust for the Tribe by the United States of America. The Tribe and the Authority have entered into a land lease under which the Tribe is leasing to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on September 29, 1995. Summarized below are certain key provisions of this lease.

  Term

      The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal leased property.

  Rent and Other Operating Expenses

      The Authority is required to pay to the Tribe a nominal annual rental fee. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be 8% of the tenant's gross revenues from the premises. The Authority is responsible for the payment of all costs of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

  Use of Leased Property

      The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun and Project Sunburst, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority's interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

  Permitted Mortgages and Rights of Permitted Mortgages

      The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a "permitted mortgage" includes the leasehold mortgage securing the Authority's obligations under the Bank Credit Facility granted by the Authority that provides, among other things, that (1) the Tribe will have the right to notice of, and to cure, any default of the Authority, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure, and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided in the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

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

Expansion Construction Management Agreement with Perini Building Company, Inc.

      The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a basic fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In connection with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgement against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility. As of September 30, 2000, the Authority has incurred $8.6 million related to the Construction Management Agreement, of which $8.1 million has been paid.

Expansion Development Services Agreement with Trading Cove Associates

  General

      The Authority has a Development Services Agreement ("Development Agreement") with TCA, under which TCA oversees the design, construction, furnishing, equipping and staffing of Project Sunburst for a $14.0 million development fee. The Development Agreement provides that the design and construction of the expansion must comply with all federal and Connecticut statutes and regulations that otherwise would apply if the expansion were located outside the jurisdictional boundaries of the Tribe's land.

  Construction Phase

      During the construction phase, TCA is responsible for the administration and supervision of the construction manager and the entire construction process. TCA is acting as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA is responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

  Retail Facilities

      As permitted by the Development Agreement, the Authority elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. The Authority chose the Gordon Group Holdings, Ltd. as the retail consultant for the retail expansion. This work is under the overall supervision of TCA, which will integrate the design and construction of the retail facilities with that of the other components of the expansion.

  Engagement of Certified Entities; Staffing the Expansion

      The Development Agreement requires TCA to implement procedures described in the Tribal Employment Rights Ordinance. TCA is required to give preference to business entities or persons, which have been approved by the Authority, in the selection of all contractors, vendors and suppliers engaged in the development of the expansion. In addition, in staffing the operation of the expansion, the Development Agreement requires that TCA give preference first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes.

  Payment of the Development Fee

      The Authority began paying the development fee to TCA quarterly, beginning on January 15, 2000, based upon the incremental completion of the expansion as of each payment date. As of September 30, 2000, the Authority has incurred $4.9 million related to the TCA development fee, of which $3.5 million has been paid.

  Termination and Disputes

      The Development Agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 2008. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the agreement to arbitration and have agreed that punitive damages may not be awarded to either party by any arbitrator. The Authority has also waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

Relinquishment Agreement with Trading Cove Associates

General

      Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA, under which TCA managed the Authority's gaming operations. This termination occurred on January 1, 2000, at which time the Authority assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA 5% of the revenues, as defined, generated by Mohegan Sun and the planned expansion during the 15-year period commencing on January 1, 2000, and ending December 31, 2014.

Relinquishment Payments

      The payments under the Relinquishment Agreement are divided into Senior Relinquishment Payments and Junior Relinquishment Payments, each of which are 2.5% of "Revenues," as defined in the Relinquishment Agreement. Senior Relinquishment Payments are payable quarterly in arrears and commenced on April 25, 2000 and the Junior Relinquishment Payments are payable semi-annually in arrears and commenced on July 25, 2000. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center and all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires). TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The amount in dispute does not have a material effect on the Authority's financial statements as of September 30, 2000.

Subordination of Relinquishment Payments/Minimum Priority Distribution to the Tribe

      The Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority's Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to an annual minimum priority distribution of $14.0 million to the Tribe from the operations of Mohegan Sun. The minimum priority distribution will be adjusted annually to reflect the cumulative increase in the Consumer Price Index.

Marks

      TCA has granted to the Authority an exclusive and perpetual license with respect to trademarks and other similar rights, including the "Mohegan Sun" name, used at or developed for Mohegan Sun. The Authority has agreed, however, that it will only use the word "Sun" in conjunction with Mohegan Sun and together with "Mohegan" or "Mohegan Tribe."

Previous Management Agreement with Trading Cove Associates

      Until January 1, 2000, TCA was the exclusive manager of Mohegan Sun. Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined, depending on profitability levels. Management fees for the years ended September 30, 2000, 1999 and 1998 were $13.6 million, $59.5 million and $47.4 million, respectively. Management fees for fiscal 2000 represent amounts earned from October 1, 1999 through December 31, 1999 due to the termination of the Management Agreement on January 1, 2000.

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

      The Authority has entered into various lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. For the fiscal years ending September 30, 2000, 1999 and 1998, the Authority incurred charges of $386,000, $412,000 and $446,000, respectively, relating to the lease agreements.

Item 3.  Legal Proceedings

      The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

The Authority has not issued or sold any equity securities.

Item 6.  Selected Financial Data

(Amounts In Thousands)

                               For the Year Ended          For the Year Ended          For the Year Ended
                               September 30, 2000          September 30, 1999          September 30, 1998
                               --------------------------------------------------------------------------
OPERATING RESULTS:
-----------------

Gross revenues                      $ 809,314                    $ 725,510                      $ 611,463
Promotional allowances                (70,044)                     (56,827)                       (42,501)
                                    ---------                    ---------                      ---------
Net revenues                        $ 739,270                    $ 668,683                      $ 568,962
                                    ---------                    ---------                      ---------

Income from operations              $ 204,304                    $ 156,546                      $ 135,687
Other income (expense), net           (57,696)(1)                 (156,226)(2)                    (47,539)
Loss from discontinued operations        (674)                        (812)                          (569)
Extraordinary items                      --                        (38,428)(3)                   (419,458)(4)
                                    ---------                    ---------                      ---------
Net income (loss)                   $ 145,934                    $ (38,920)                     $(331,879)
                                    =========                    =========                      =========

OTHER DATA:

Interest expense, net               $  37,799                    $  55,595                      $  50,172

Capital expenditures                $ 288,278                    $  62,795                      $  32,731


YEAR-END STATUS:
---------------

Net cash flows provided
    by operating activities         $ 218,162                    $ 144,724                      $ 131,463

Total assets                        $ 885,379                    $ 914,962                      $ 554,480

Long-term debt and
    capital lease obligations       $ 506,391                    $ 519,298                      $ 294,567

(1) Includes expense of $31.8 million related to the reassessment of the Relinquishment Liability - See Note 13 to the Authority's Financial Statements for estimation of this liability.

(2) Includes expense of $111.9 million related to the reassessment of the Relinquishment Liability - See Note 13 to the Authority's Financial Statements for estimation of this liability.

(3) Includes expense of $33.7 million related to the tender premium of the $175 million Senior Secured Notes, $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt.

(4) Includes expense of $419.1 million related to the Relinquishment Liability - See Note 13 to the Authority's Financial Statements for estimation of this liability.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and September 30, 1999

Mohegan Sun has continued to experience favorable growth since opening in October 1996. Net revenues for fiscal 2000 were $739.3 million, an increase of $70.6 million or 10.6% over fiscal year 1999 net revenues of $668.7 million. The earnings before interest, taxes, depreciation, amortization, pre-opening costs and management fees for the fiscal year ended September 30, 2000 increased $14.5 million or 6.0% to $254.0 million compared to $239.5 million in fiscal year 1999. Mohegan Sun achieved a fiscal year 2000 operating margin of 34.4% compared to a 35.8% operating margin during the fiscal year ended September 30, 1999. On October 13, 2000 it was announced that bingo operations would be converted into a 650-unit smoke-free slot area, therefore, the corresponding revenues, promotional allowances, expenses and interest income have been consolidated in discontinued operations.

The Connecticut slot market continues to grow as does Mohegan Sun's market share. The Connecticut slot market grew at a rate of 8.5% from fiscal 1999 to fiscal 2000. The State of Connecticut reported a gross slot win of $1.3 billion and $1.2 billion for the fiscal years ended September 30, 2000 and 1999, respectively. Mohegan Sun has exceeded the market's growth in slot win as it experienced a fiscal 2000 increase in net slot revenues of 11.6% over the prior year. Slot revenues were $529.9 million and $474.9 million for the fiscal years ended September 30, 2000 and 1999, respectively. Net slot win per unit per day was $478 and $430 for the respective periods.

Gaming revenues for fiscal 2000 increased $68.5 million or 10.7% to $709.6 million compared to $641.1 million for the fiscal year 1999. The increase in gaming revenues is primarily due to an 11.6% growth in Mohegan Sun slot revenues as a result of superior customer service and the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled approximately 1.4 million and approximately 1.2 million as of September 30, 2000 and 1999, respectively.

For the fiscal year ended September 30, 2000, food and beverage revenues were $47.3 million, a decrease of $591,000 or 1.2% compared to the prior year. The decrease in revenues is attributable to reduced food covers and a patron shift in point redemption from the food and beverage products toward retail and gas products. Food and beverage revenues for the fiscal year ended September 30, 1999 were $47.9 million.

Retail and other revenues were $52.4 million in fiscal 2000, a growth of $15.9 million or 43.5% over fiscal year 1999. Retail and other revenues for the fiscal year ended September 30, 1999 were $36.5 million. This increase is attributed to increased utilization of retail complimentaries and the popularity of the Mohegan Sun gas station facility.

Promotional allowances totaled $70.0 million for the fiscal year ended September 30, 2000, representing a $13.2 million or 23.3% increase over fiscal year 1999 promotional allowances of $56.8 million. The increase is attributable to an increase in the customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowances as a percentage of gross revenue increased from 7.8% in fiscal 1999 to 8.7% in fiscal 2000.

Total costs and expenses were $535.0 million for the fiscal year ended September 30, 2000, an increase of $22.8 million or 4.5% over the prior year's costs and expenses of $512.1 million. The increase in expenses is primarily a result of an 11.6% increase in gross revenues and pre-opening expenses related to Project Sunburst incurred during fiscal 2000.

Gaming costs and expenses were $307.2 million for fiscal year 2000, an increase of $33.7 million or 12.3% over gaming costs for fiscal 1999 of $273.5 million. The slot win contribution for the fiscal years ended September 30, 2000 and 1999 totaled $135.1 million and $121.1 million, respectively. The increase in slot win contribution is directly related to the increase in slot revenues.

Food and beverage costs for fiscal year 2000 increased $1.5 million to $23.7 million or 6.9% over fiscal 1999 food and beverage costs of $22.2 million. The increase is attributable to increased labor and benefit costs.

Retail and other costs were $27.1 million for fiscal year 2000, an increase of $4.6 million or 20.2% over retail and other costs of $22.6 million for fiscal 1999. The increase is primarily attributable to a full year of operations for the gas station facility, which opened in December 1998, as well as the increased utilization of the Mohegan Sun complimentary program in the retail outlets.

General and administrative costs were $127.2 million and $110.9 million for fiscal years ended September 30, 2000 and 1999, respectively. The increase of $16.3 million or 14.7% is partially attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits. Of the $16.3 million increase, $3.5 million is associated with the Uncas Pavilion.

Pre-opening costs were $5.3 million for the fiscal year ended September 30, 2000. Pre-opening costs are composed of labor and advertising costs associated with Project Sunburst. Mohegan Sun did not incur any pre-opening costs for the fiscal year ended September 30, 1999.

Management fees earned by TCA totaled $13.6 million for the fiscal year ended September 30, 2000, a decrease of $45.9 million or 77.1% over management fees for fiscal 1999 of $59.5 million. The decrease in management fees is a direct result of the termination of the management agreement on January 1, 2000.

For the fiscal year ended September 30, 2000, depreciation and amortization increased $7.3 million to $30.7 million, an increase of 31.4% over depreciation and amortization for fiscal 1999 of $23.4 million. The increase is primarily attributable to the $4.3 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets including the Riverview Garage and the Eagleview Center.

Income from operations for the fiscal year ended September 30, 2000 totaled $204.3 million compared to $156.5 million in fiscal 1999. The increase is primarily due to an increase in gaming revenues.

For the fiscal year ended September 30, 2000, the relinquishment liability reassessment associated with the Relinquishment Agreement with TCA was $31.8 million, compared to $111.9 million in fiscal 1999. The reassessment represents the impact of time on the value of money discounted to present value using the Authority's current risk-free rate of investment and an adjustment for the difference between forecasted and actual revenues. See Note 13 to the Authority's Financial Statements.

Interest and other income was $13.5 million for the fiscal year ended September 30, 2000, an increase of $2.2 million over interest and other income of $11.3 million for fiscal 1999. The increase in interest and other income is related to the investment of the remainder of the proceeds from the Authority's Senior Notes and Senior Subordinated Notes issued on March 3, 1999. A portion of the financing was used to pay off existing debt and the remainder has been invested to be used for construction of Project Sunburst. The Authority's treasury program requires investment in investment-grade commercial paper having maturities not more than six months from the date of acquisition. Weighted average invested cash was $171.3 million and $151.8 million for the fiscal years ended September 30, 2000 and 1999, respectively.

Interest expense of $37.8 million for the fiscal year ended September 30, 2000 represents a decrease of $17.8 million or 32.0% over the prior year interest expense. The decrease is mainly attributable to the capitalization of $9.9 million in interest on the $200 million Senior Notes and the $300 million Senior Subordinated Notes to Project Sunburst. The increase in debt was the result of the payoff of the $175 million Senior Secured Notes, the defeasance of the $90 million Subordinated Notes and the issuance of the $200 million Senior Notes and $300 million Senior Subordinated Notes in March 1999. The weighted average interest rate was 8.39% and 10.45% for the fiscal years ended September 30, 2000 and 1999, respectively. The weighted average debt outstanding was $512.6 million and $435.1 million for the fiscal years ended September 30, 2000 and 1999, respectively.

Other expense for the fiscal year ended September 30, 2000 is attributable to the disposal of assets having a net book value of $1.5 million. There was no other expense in fiscal year 1999.

Loss from discontinued operations totaled $674,000 for the fiscal year ended September 30, 2000, a decrease of $138,000 or 17.0% over the loss from discontinued operations for the fiscal year ended September 30, 1999 of $812,000. The loss is the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the room into a 650 unit smoke-free slot area.

Net income for the fiscal year ended September 30, 2000 increased $184.9 million to $145.9 million. The increase in net income is primarily attributable to the decrease in the relinquishment reassessment expense from $111.9 million in fiscal year 1999 to $31.8 million in fiscal year 2000 and the increase in income from operations of $47.8 million over the prior year. Under this Relinquishment Agreement, the Authority agreed to pay to TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and the planned expansion, beginning January 1, 2000 and ending December 31, 2014 (See Note 13 to the Authority's Financial Statements). Net loss for fiscal year 1999 totaled $38.9 million, which was primarily attributable to the relinquishment reassessment expense of $111.9 million and the extraordinary item of $38.4 million relating to the early extinguishment of debt (see Note 14 to the Authority's financial statements).

Comparison of Operating Results for the Fiscal Years Ended September 30, 1999 and September 30, 1998

Mohegan Sun has continued to experience favorable growth since opening in October 1996. Net revenues for fiscal 1999 increased $99.7 million or 17.5% to $668.7 million compared to $569.0 million for fiscal year 1998. The earnings before interest, taxes, depreciation, amortization and management fees for the year ended September 30, 1999 increased $38.8 million or 19.3% to $239.5 million compared to $200.7 million in fiscal 1998. Mohegan Sun achieved a fiscal year 1999 operating margin of 35.8% compared to a 35.3% operating margin during the fiscal year ended September 30, 1998. On October 13, 2000 it was announced that bingo operations would be converted into a 650-unit smoke-free slot area, therefore, the corresponding revenues, promotional allowances, expenses and interest income have been consolidated in discontinued operations.

The Connecticut slot market continues to grow as does Mohegan Sun's market share. The Connecticut slot market grew at a rate of 11.5% from fiscal 1998 to fiscal 1999. The State of Connecticut reported a gross slot win of $1.2 billion and $1.1 billion for the fiscal years ended September 30, 1999 and 1998, respectively. Mohegan Sun has exceeded the market's growth in slot win as it experienced a fiscal year 1999 increase in net slot revenues of 19.8% over the prior year. Slot revenues were $474.9 million and $396.3 million for the fiscal years 1999 and 1998, respectively. Net slot win per unit per day was $430 and $361 for the respective periods.

Gaming revenues for fiscal year 1999 increased $97.2 million or 17.9% to $641.1 million compared to $543.9 million for fiscal year ended September 30, 1998. The increase in gaming revenues is primarily due to a 19.8% growth in Mohegan Sun slot revenues as a result of the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club increased by almost 300,000 to
1.2 million as of September 30, 1999.

For the fiscal year ended September 30, 1999, food and beverage revenues were $47.9 million, a growth of $3.5 million or 7.9% over food and beverage revenues for the fiscal year ended September 30, 1998 of $44.4 million. The increase is attributable to an increase in patronage, combined with an increase in average food check.

Retail and other revenues were $36.5 million, a growth of $13.3 million or 57.3% over retail and other revenues for the fiscal year 1998 of $23.2 million. This increase is attributed to increased utilization of complimentaries and the opening of the gas station facility in December 1998.

Promotional allowances totaled $56.8 million for the fiscal year ended September 30, 1999, representing a $14.3 million or 33.7% increase over fiscal year 1998 promotional allowances of $42.5 million. The increase is attributable to an increase in the customer base as well as an increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowances as a percentage of gross revenue increased from 7.0% in fiscal year 1998 to 7.8% in fiscal year 1999.

Total costs and expenses were $512.1 million for the fiscal year ended September 30, 1999, an increase of $78.9 million or 18.2% over the prior year's total costs and expenses of $433.3 million. The increase in expenses is primarily a result of an 18.7% increase in gross revenues.

Gaming costs and expenses were $273.5 million for fiscal year 1999, an increase of $44.9 million or 19.7% over gaming costs for fiscal year 1998 of $228.5 million. The slot win contribution for the fiscal years ended September 30, 1999 and 1998 totaled $121.1 million and $102.3 million, respectively. The increase in slot win contribution is directly related to the increase in slot revenues.

Food and beverage costs were $22.2 million for fiscal year 1999 compared to $22.0 million in fiscal year 1998. The increase is attributable to increased volumes in food and beverage sales, partially offset by savings gained through operational efficiencies.

Retail and other costs were $22.6 million for fiscal year 1999, an increase of $1.4 million or 6.6% over retail and other costs of $21.2 million for fiscal year 1998. The increase is primarily attributable to the opening of the gas station facility in December 1998, as well as the continued utilization of the Mohegan Sun complimentary program in the retail outlets.

General and administrative costs were $110.9 million and $96.6 million for the fiscal years ended September 30, 1999 and 1998, respectively. The increase of $14.3 million or 14.8% is partially attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits.

Management fees earned by TCA totaled $59.5 million for the fiscal year ended September 30, 1999, an increase of $12.1 million or 25.5% over management fees for fiscal year 1998 of $47.4 million. The increase in management fees is a direct result of the increase in net income before management fees and extraordinary items.

For the fiscal year ended September 30, 1999, depreciation and amortization increased $5.9 million to $23.4 million, an increase of 33.5% over depreciation and amortization for fiscal 1998 of $17.5 million. The increase is primarily attributable to the $2.6 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets utilized in the racebook and fueling facilities.

Income from operations for fiscal the year ended September 30, 1999 totaled $156.5 million, compared to $135.7 million for fiscal year 1998. The increase is primarily due to an increase in gaming revenues.

For the fiscal year ended September 30, 1999, the relinquishment liability associated with the Relinquishment Agreement with TCA was reassessed to $661.0 million, an increase of $111.9 million. The reassessment is based on the change in forecasted incremental revenues through December 31, 2014 discounted to present value using the Authority's current risk-free rate of return. See Note 13 to the Authority's Financial Statements.

Interest and other income was $11.3 million for the fiscal year ended September 30, 1999, an increase of $8.6 million over interest and other income for fiscal 1998 of $2.6 million. The increase in interest and other income is related to the investment of a portion of the proceeds from the Authority's Senior Notes and Senior Subordinated Notes issued on March 3, 1999, partially offset by the extinguishment of the reserve trust accounts required under the prior financing arrangement. A portion of the financing was used to pay off existing debt and the remainder has been temporarily invested and will be used for construction of the expansion. The Authority's treasury program requires investment in investment-grade commercial paper having maturities not more than six months from the date of acquisition. Weighted average invested cash was $151.8 million and $9.7 million for the fiscal years ended September 30, 1999 and 1998, respectively.

Interest expense of $55.6 million for the fiscal year ended September 30, 1999 represents an increase of $5.4 million or 10.8% over prior year's interest expense. The increase was mainly attributable to the amount of weighted average debt outstanding, which increased from $293.5 million at September 30, 1998 to $435.1 million at September 30, 1999. The increase in debt was the result of the payoff of the $175 million Senior Secured Notes, and the issuance of the Senior Notes and Senior Subordinated Notes in March 1999. The weighted average interest rate was 10.45% and 15.33% for the fiscal years ended September 30, 1999 and 1998, respectively.

Loss from discontinued operations totaled $812,000 for the fiscal year ended September 30, 1999, an increase of $243,000 or 42.7% over the loss from discontinued operations for fiscal year 1998 of $569,000. The loss is the result of the October 13, 2000 decision of management to cease bingo operations to make room for a smoke-free slot area.

Extraordinary items for fiscal year 1999 of $38.4 million include a loss on the early extinguishment of debt of $33.7 million due to the tender of the $175 million Senior Secured Notes on March 3, 1999, and the write-off of associated financing fees of $5.2 million. Also included is a $500,000 extraordinary gain for the forgiveness of debt associated with the defeasance of the Subordinated Notes. Extraordinary items for the fiscal year ended September 30, 1998 totaled $419.5 million, consisting of $332,000 for the early extinguishment of the debt and $419.1 million related to the Relinquishment Agreement. See Notes 8 and 13 to the Authority's Financial Statements.

Net loss for the fiscal year ended September 30, 1999 totaled $38.9 million, which is primarily attributable to the relinquishment reassessment expense of $111.9 million related to the Relinquishment Agreement with TCA. Under this Relinquishment Agreement, the Authority agreed to pay to TCA 5% of gross revenues (as defined in the agreement) generated from Mohegan Sun and the planned expansion, beginning January 1, 2000 and ending December 31, 2014 (See
Note 13 to the Authority's Financial Statements). Net loss for fiscal year 1998 totaled $331.9 million, which was primarily attributable to the relinquishment expense of $419.1 million.

Liquidity, Capital Resources and Capital Spending

As of September 30, 2000, 1999 and 1998, the Authority held cash and cash equivalents of $115.7 million, $276.6 million and $110.7 million, respectively. Cash provided by operating activities for the fiscal year ended September 30, 2000 was $218.2 million, compared with $144.7 million and $131.5 million for the fiscal years ended September 30, 1999 and 1998, respectively. During fiscal year 2000, the Authority tendered $90 million of Subordinated Notes using the defeasance trust asset established in fiscal year 1999, for the sum of $140.3 million including all accrued and deferred interest, on December 30, 1999.

During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst, which is currently estimated to cost $960.0 million (excluding capitalized interest). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14 million for such services. As of September 30, 2000, the Authority has paid $3.5 million in TCA development fees.

On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. The Bank Credit Facility provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million, within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000 the Authority exercised its right and increased the Bank Credit Facility to $500.0 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a base rate formula or a Reserve Adjusted London Inter-bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of September 30, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, may be used to pay costs in excess of the Project Sunburst budget. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against the exposure to interest rate fluctuations on the Bank Credit Facility. (See Note 8 to the Authority's Financial Statements.)

The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $288.3 million for the fiscal year ended September 30, 2000, versus $62.7 million and $32.7 million for the fiscal years ended September 30, 1999 and 1998, respectively. Project Sunburst construction costs, including capitalized interest, totaled $275.3 million through September 30, 2000, of which $237.9 million was expended in fiscal 2000 and $37.4 million was expended in prior periods. The Casino of the Sky, Shops at Mohegan Sun and Mohegan Sun Arena are expected to open in October of 2001. The 1,200-room luxury hotel and the convention space are expected to open in April 2002. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $19.5 million in 2000, $11.2 million in 1999, and $24.0 million in 1998. The $24.0 million expended in fiscal 1998 included the buyout of $15.2 million in operating leases. Expenditures on the Authority's utility enhancements and the Eagleview employee parking center totaled $17.0 million and $13.9 million, respectively, for the fiscal year ended September 30, 2000.

The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the Eagleview employee parking center in March 1999. The Eagleview employee parking center includes 2,700 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. The Eagleview employee parking center opened in June 2000. The total cost of the Eagleview employee parking center to date is $23.7 million. The total cost of the Eagleview employee parking garage is expected to be $25.0 million. As of September 30, 1999, the Authority had expended $9.8 million on the construction of the Eagleview employee parking center. It is anticipated that the parking garage will be completed by December 2000.

The Tribe has approved a formal resolution increasing the expansion budget from $800.0 million to $960.0 million (excluding capitalized interest which will be paid from internally generated funds). The Authority, in conjunction with the Tribe, has increased the Project Sunburst budget to $960.0 million for three reasons: (1) expected increases in Project Sunburst labor costs because of the extreme competitive nature of the Northeast construction labor market; (2) enhance project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and (3) quality improvements to the hotel. As a result of the increase to the Project Sunburst budget, the Authority anticipates seeking to issue an additional $150.0 million of subordinated notes or a term loan. Based on current market conditions, the Authority anticipates securing such financing after January 2001. The remainder of the increase will be funded through internally generated funds. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the approved Project Sunburst budget.

The Tribe commenced construction of a Public Safety Facility that will service the Mohegan Reservation. Construction was initially funded by the Authority and subsequently reimbursed by the Tribe. Approximately $1.6 million has been incurred and remains due from the Tribe and reflected as amounts due from affiliates in the Authority's balance sheet as of September 30, 2000.

Construction commenced on a $35.0 million electrical and water systems infrastructure ("Infrastructure Improvements") that will service Mohegan Sun and other facilities. The upgrades provide the most efficient manner of satisfying the increased water and electrical needs of the property that is attributable to Project Sunburst expansion. The construction was funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. As of September 30, 2000, approximately $17.0 million has been incurred.

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

During the fiscal year ending September 30, 1998, Mohegan Sun underwent a renovation of its Winter entrance of the casino and retail area. This $2.0 million project extended Mohegan Sun's historical northeastern Indian theme in the depiction of a stylized version of an ancient Mohegan Longhouse. The wooden panels depicting old Indian tales, the ceiling of blankets and the clay pipe decor enhance the interior design of the casino, which was inspired by Mohegan tradition and culture. Renovations to the north entry totaled $1.7 million and $0.3 million for the fiscal years ended September 30, 1998 and 1999, respectively, and were financed through internally generated funds.

The Authority opened a 4,000 square foot gas station facility on December 7, 1998. The facility consists of 16 gasoline pumps, one diesel fuel pump and a convenience store that offers baked goods and retail items. The total cost of the facility was $5.8 million, $2.8 million of which was expended in the fiscal year ending September 30, 1998. The remaining $3.0 million in expenditures were expended during the fiscal year ended September 30, 1999. Both the gas station and race book were financed through equipment leasing and internally generated funds.

During fiscal year 2001, the Authority expects capital expenditures to be approximately $25.0 million on facility improvements and $528.2 million on Project Sunburst construction. In addition to capital expenditures and Project Sunburst, the Authority anticipates spending $82.5 million on the following enhancement projects in fiscal year 2001. The Authority anticipates spending $20.0 million to convert the bingo hall into a 650-unit smoke-free slot parlor, $2.0 million on an employee day care center, $42.0 million on an additional parking garage that will enhance the guest experience and accessibility and $18.5 million on additional utility expenditures to support the entire Mohegan Sun infrastructure. Upon completion of these project enhancements, the total expenditures are anticipated to be: $20.0 million to convert the bingo hall; $10.0 million on the employee day care center; $50.0 million on the additional parking garage; and $35.0 million on additional utility expenditures.

During fiscal years 2000, 1999 and 1998, the Authority, subsequent to meeting its operating expenses and required deposits to reserve funds under the indenture for the Senior Secured Notes, distributed a total of $50.0 million, $138.4 million and $69.2 million, respectively, to the Tribe. As required under the indenture for the Senior Secured Notes, the Authority made Excess Cash Purchase Offers of $51.2 million and $29.1 million to all holders of the Senior Secured Notes in January 1999 and 1998, respectively. The holders of the Senior Secured Notes rejected the offers, which were subsequently offered to the holders of the Authority's Junior Subordinated Notes. The holders of the Junior Subordinated Notes also rejected the offers. The Excess Cash Purchase Offers of $51.2 million and $29.1 million were distributed to the Tribe in February 1999 and April 1998, respectively. In fiscal year 1999, the $51.2 million was subsequently returned to the Authority by the Tribe as a capital contribution to partially finance Project Sunburst. The release of restricted cash of $45.9 million upon the tender of the Senior Secured Notes was also distributed to the Tribe, and subsequently returned as a capital contribution towards Project Sunburst.

On January 1 and July 1, 2000, the Authority made interest payments of $8.1 million and $13.1 million each to the holders of the $200 million Senior Notes and $300 million Senior Subordinated Notes, respectively. On each of November 15, 1998, May 15, 1998 and November 15, 1997, the Authority made interest payments of $11.8 million each to the holders of the Senior Secured Notes. On the same dates, the Authority made Cash Flow Participation Interest payments of $5.8 million, $4.2 million and $4.1 million, respectively, to the holders of the Senior Secured Notes. In March 1999, the Authority redeemed the Senior Secured Notes for $220.0 million, including accrued interest of $11.3 million and a tender premium of $33.7 million. There were no cash interest payment requirements on the Subordinated Notes as interest was accrued and deferred until the payoff date. In March 1999, the Authority established a defeasance trust of $135.5 million in conjunction with the defeasance of the Subordinated Notes, which fully satisfied the principal and accrued interest due on the Subordinated Notes on January 1, 2000, the first permitted redemption date. The total tender of the Subordinated Notes was $140.3 million, including all accrued and deferred interest on December 30, 1999, two days prior to the redemption date for year 2000 contingency purposes.

Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated at $672.9 million as of September 30, 2000, an increase of $11.8 million over the $661.1 million liability recognized as of September 30, 1999. The relinquishment liability will be reassessed periodically to account for increases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. As of September 30, 2000 the Authority has paid $19.9 million in relinquishment payments. Of the $19.9 million in relinquishment payments, 50% are related to Senior Relinquishment Payments and 50% are related to Junior Relinquishment Payments. As of September 30, 2000 relinquishment payments earned but unpaid, were $10.9 million.

Management believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, tribal distributions, and foreseeable capital expenditure requirements with respect to current operations and expansion for at least the next 12 months.

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority will adopt SFAS No. 133 on October 1, 2000. The impact of the adoption is not expected to have a material impact on the Authority's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority has adopted SOP 98-5 and has recognized its impact as pre-opening costs in its Statement of Income (Loss).

Item 7a.  Qualitative and Quantitative Disclosure of Market Risk

The Authority is exposed to inherent market risk on the following:

At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2000, the Bank Credit Facility was undrawn. The Authority expects to draw down on the Bank Credit Facility in fiscal 2001. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001 to mitigate against the exposure to interest rate fluctuations on the Bank Credit Facility. (See Note 8 to the Authority's Financial Statements.)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Executive Officers of the Registrant

The Authority is governed by a nine-member Management Board, consisting of the same nine members on the Tribal Council (the governing body of the Tribe). The General Manager and other senior officers of Mohegan Sun are hired by the Management Board. The General Manager and other senior officers are employees of the Authority.

The following table provides information with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun as of September 30, 2000.

Name                         Age     Position
----                         ---     --------
Roland J. Harris             53      Chairman and member, Management Board
Jayne G. Fawcett             64      Vice Chair and member, Management Board
William J. Velardo           46      President and General Manager
Mitchell Grossinger Etess    42      Executive Vice President, Marketing
Jeffrey E. Hartmann          39      Executive Vice President, Finance and Chief Financial Officer
Carlisle M. Fowler           72      Treasurer and member, Management Board
Loretta F. Roberge           69      Corresponding Secretary and member, Management Board
Shirley M. Walsh             56      Recording Secretary and member, Management Board
Mark F. Brown                43      Member, Management Board
Courtland C. Fowler          73      Member, Management Board
Maynard L. Strickland        60      Member, Management Board
Glen R. LaVigne              40      Member, Management Board

Roland J. Harris - Mr. Harris has been Chairman and a member of the Management Board since October 1995. As of October 2, 2000, Mr. Harris is no longer Chairman but remains a member of the Management Board. Mr. Harris is the founder and former president of the corporation Harris and Clark, Inc. - Civil Engineers, Land Surveyors & Land Planners, which has performed services for the Authority. The corporation, now known as McFarland Johnson, Inc., has retained Mr. Harris as a consultant for a fixed fee. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut and also as its Planning and Zoning Commissioner. He has served as Deputy Chief of the Griswold Fire Department and as Fire Marshall and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board, Mr. Harris served as the Tribal Planner.

Jayne G. Fawcett - Ms. Fawcett has been Vice Chair of the Management Board since December 1995 and a member of the Management Board since July 1995. As of October 2, 2000, Ms. Fawcett is no longer Vice Chair but remains a member of the Management Board and is the Public Relations Ambassador for the Tribe. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was Chair of the Tribe's Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe's public relations.

William J. Velardo - Mr. Velardo has been President and General Manager of Mohegan Sun since October 1995 and has 24 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming joint venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo was part of the management team that opened the Mirage in Las Vegas and served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager for Caesar's Tahoe and Caesar's Palace.

Mitchell Grossinger Etess - Mr. Etess has been Executive Vice President of Marketing at Mohegan Sun since November 1995 and has 20 years experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann - Mr. Hartmann has been Executive Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has 9 years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by PricewaterhouseCoopers, LLP, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Carlisle M. Fowler - Mr. Fowler has been the Treasurer and a member of the Management Board since July 15, 1995 and has been active in the Tribe's government for over 20 years. As of October 2, 2000, Mr. Fowler is no longer Treasurer nor a member of the Management Board. Prior to his retirement in 1989, Mr. Fowler was an electronics technician for the State of Connecticut and operated his own electronics business. Mr. Carlisle Fowler is the brother of Mr. Courtland Fowler.

Loretta F. Roberge - Ms. Roberge has been Corresponding Secretary and a member of the Management Board since July 1995. As of October 2, 2000, Ms. Roberge is no longer Corresponding Secretary nor a member of the Management Board. Ms. Roberge has served as a paraprofessional at the Mohegan School for 25 years, working with children with special needs. Ms. Roberge has remained active in the Tribal community throughout her life, including her previous service as secretary of the Management Board.

Shirley M. Walsh - Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 1995. Ms. Walsh has worked for the Tribe in various capacities for almost nine years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and serves on several other Committees of the Tribe.

Mark F. Brown - Mr. Brown has been a member of the Management Board since October 1995 and serves as the Public Safety liaison for the Tribal Council. As of October 2, 2000, Mr. Brown is the Chairman of the Management Board. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement Mr. Brown was involved in retail sales and management.

Courtland C. Fowler - Mr. Fowler has been a member of the Management Board since July 1995 and was a major contributor to the cultural research that led to the federal recognition of the Tribe. As of October 2, 2000, Mr. Fowler is no longer a member of the Management Board. Mr. Fowler was previously employed as a chemical operator and assistant foreman at Pfizer, Inc. until his retirement in 1990. He served as Vice Chairman of the Management Board, and as a member of the Tribe's Constitutional Review Board. Mr. Fowler was on the committee that drafted the first constitution of the Tribe. Mr. Courtland Fowler is the brother of Mr. Carlisle Fowler.

Maynard L. Strickland - Mr. Strickland has been a member of the Management Board since October 1995. Prior to his election to the Management Board, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and in Florida for 20 years.

Glen R. LaVigne - Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut and oversaw building and maintenance for Montville's seven municipal buildings.

On October 2, 2000, the Tribe held its election of the Tribal Council as mandated by the Tribal Constitution. Six of the previous nine Tribal Council and Management Board members have been re-elected. Additionally, Mark Brown and Peter Schultz have been elected as Chairman and Vice Chairman of the Tribal Council and Management Board, respectively. Mark Brown has served as a Management Board member since October 1995 and Peter Schultz previously served as the Tribe's Director of Human Resources.

The Tribe's Tribal Council and the Authority's Management Board members, effective October 2, 2000, are as follows: Mark F. Brown, Chairman, Peter J. Schultz, Vice Chairman, Donald M. Chapman, Treasurer, Christine Murtha, Corresponding Secretary, Shirley M. Walsh, Recording Secretary, Jayne G. Fawcett, Ambassador, and Roland J. Harris, Maynard L. Strickland and Glen R. LaVigne, members. Biographies for new members follow.

Peter J. Schultz - Mr. Schultz was seated on the Management Board and was elected Vice Chairman of the Board in October 2000. Mr. Schultz held the position of Human Resources Director for the Tribe from 1997 to September 2000. From 1982 to 1997 Mr. Schultz was employed by Aetna Life and Casualty culminating with the position of Manager of Organizational Development at the Aetna Institute.

Christine Damon-Murtha - Ms. Murtha was seated on the Management Board and was elected corresponding secretary in October 2000. Ms. Murtha was employed as a reporter and photographer for the Tribe's Communication Department from 1998 to September 2000. Ms. Murtha held the position of Supervisor/Senior Accounting Analyst with Travelers Insurance Company from 1984 to 1992.

Donald M. Chapman - Mr. Chapman was seated on the Management Board and was elected Treasurer in October 2000. Mr. Chapman retired from the United States Coast Guard at the rank of Commander. Following Mr. Chapman's retirement, he held management positions with Urban Mass Transportation Administration in Washington, D.C. Mr. Chapman was also employed as a stockbroker with Legg Mason & Company.


Item 11.  Executive Compensation

The following table summarizes the compensation paid during the three fiscal years ended September 30, 2000, 1999 and 1998, to the senior executive officers:

SUMMARY COMPENSATION TABLE

                                         Fiscal
Name and Principal Position            Year Ended        Salary         Bonus         Insurance
---------------------------            ----------        ------         -----         ---------
William J. Velardo                        2000          $789,000       $264,000       $   27,000
President and General Manager             1999          $503,000       $150,000       $      ---
                                          1998          $400,000       $150,000       $      ---

Mitchell Grossinger Etess                 2000          $463,000       $164,000       $    8,000
Executive Vice President, Marketing       1999          $306,000       $100,000       $      ---
                                          1998          $262,500       $100,000       $      ---

Jeffrey E. Hartmann                       2000          $401,000       $158,000       $   12,000
Executive Vice President, Finance         1999          $250,000       $100,000       $      ---
and Chief Financial Officer               1998          $210,000       $100,000       $      ---

During April 1999, the Authority entered into employment agreements with certain key executive employees. The employment agreements provide for a base salary, annual compensation increases, annual bonuses and life insurance coverage subject to certain restrictions as set forth within the agreement. The employment agreements became effective upon the approval of the Secretary of the Interior, and will remain effective through and including December 31, 2004. The employment agreements automatically renew for an additional term of five years unless terminated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Authority has no outstanding equity securities.

Item 13.  Certain Relationships and Related Transactions

The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun for the fiscal years ended September 30, 2000, 1999 and 1998. During the fiscal year ended September 30, 2000, the Authority incurred $9.9 million of expenses for such services. The Authority incurred $8.3 million and $7.7 million of expenses for such services during fiscal years 1999 and 1998, respectively.

The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority expended $348,000, $417,000 and $400,000, respectively, for the resale goods. Commencing October 1, 2000, this retail outlet, previously managed by the Authority, will now be managed by the Tribe. The Tribe will reimburse the Authority for the value of the inventory of the outlet.

The Tribe, also through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority expended $386,000, $412,000 and $446,000, respectively, relating to the lease agreements.

The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of expenses associated with the Development Department for the fiscal year ended September 30, 2000.

The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, member and former Chairman of the Management Board is a consultant for this corporation. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority incurred $187,000, $495,000 and $41,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris & Clark. The Authority believes the terms of these engagements are comparable to those that would pertain to arms length engagements of unaffiliated firms.

As of September 30, 2000, the Authority employed 123 Mohegan tribal members.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

A(1).    Financial Statements

                  See Index to financial statements included herein.

A(2).    Financial Statement Schedules

                  Included in Part IV of this Report:

                  Schedule II - Valuation and Qualifying Accounts and Reserves

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

A(3).   Exhibits

Exhibit No.    Description
----------     -----------

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

4.5 Registration Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Stearns & Co., Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc.**

4.6 Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority**

4.7 Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3)**

4.8 Registration Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Roberston Stephens Inc. and Fleet Securities, Inc.**

10.1 The Mohegan Tribe - State of Connecticut Gaming Mohegan Compact between the Tribe and the State of Connecticut (the "Compact")*

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

10.15 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess**

10.16 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann**

10.17 Amendment No. 1 to Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank****

   *Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), and incorporated herein by reference

  **Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), and incorporated herein by reference

 ***Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 1998 and incorporated herein by reference

****Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 2000 and incorporated herein by reference

A(4).  Reports on Form 8-K

                 None.

B.  SCHEDULE II

                        MOHEGAN TRIBAL GAMING AUTHORITY
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 and 1998
                                (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
         Column A                          Column B                          Column C                   Column D         Column E
------------------------------------------------------------------------------------------------------------------------------------
Description:                        Balance at beginning of  Charged to costs and  Charged to other  Deductions from  Balance at end
                                            period                  expenses            accounts        reserves(1)     of period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2000
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts             $    834                $    617            $     --        $   715         $    736

Relinquishment liability                    $661,010                $ 31,843            $     --        $19,973         $672,880

Year Ended September 30, 1999
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts             $    348                $    679            $     --        $   193         $    834

Relinquishment liability                    $549,125                $111,885            $     --        $    --         $661,010


Period ended September 30, 1998
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts             $    187                $    523            $     --        $   362         $    348

Relinquishment Liability                    $     --                $     --            $549,125        $    --         $549,125

Note (1):   Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off and payments under the Relinquishment Agreement.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Report of Independent Public Accountants                                                                     F-1

Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2000 and 1999                      F-2

Statements of Income (Loss) of the Mohegan Tribal Gaming Authority for the Years                             F-3
Ended September F-3 30, 2000, 1999 and 1998

Statements of Capital of the Mohegan Tribal Gaming Authority for the Years Ended September 30,               F-4
2000, 1999 and 1998

Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Years Ended September 30,            F-5
2000, 1999 and 1998

Notes to Financial Statements of the Mohegan Tribal Gaming Authority                                     F-6 to F-16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

         We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 2000 and 1999 and the related statements of income(loss), capital and cash flows for the years ended September 30, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Hartford, Connecticut
December 1, 2000

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                                Balance Sheets
                                --------------
                                (in thousands)
                                --------------

                                                       September 30,       September 30,
                                                            2000                1999
                                                        -----------         -----------
                                   ASSETS
                                   ------
Current assets:

   Cash and cash equivalents                            $   115,731         $   276,598
   Defeasance trust asset                                         -             138,845
   Receivables, net                                           6,337               3,306
   Due from affiliates                                        1,648                   -
   Inventories                                                7,577               5,971
   Other current assets                                       4,478               1,891
                                                        -----------         -----------

       Total current assets                                 135,771             426,611

Non-current assets:
   Property and equipment, net                              338,243             287,858
   Construction in process                                  264,999              52,031
   Trademark, net                                           123,128             127,423
   Other assets, net                                         23,238              21,039
                                                        -----------         -----------

       Total assets                                     $   885,379         $   914,962
                                                        ===========         ===========

                         LIABILITIES AND CAPITAL
                         -----------------------

Current liabilities:
   Current portion of capital lease obligations         $     4,055         $    12,222
   Defeasance trust liability                                     -             136,254
   Current portion of relinquishment liability               56,646              19,073
   Accounts payable and accrued expenses                     57,601              45,827
   Accrued interest payable                                  10,625              10,625
                                                        -----------         -----------

       Total current liabilities                            128,927             224,001

Non-current liabilities:
    Capital lease obligations, net of current portion         2,336               7,076
    Long-term debt                                          500,000             500,000
    Relinquishment liability, net of current portion        616,234             641,937
                                                        -----------         -----------

       Total liabilities                                  1,247,497           1,373,014

Commitments and contingencies (Note 12)

Capital:
       Total capital                                       (362,118)           (458,052)
                                                        -----------         -----------

       Total liabilities and capital                    $   885,379         $   914,962
                                                        ===========         ===========

   The accompanying notes are an integral part of these financial statements

                         Mohegan Tribal Gaming Authority
                         -------------------------------
                           Statements of Income (Loss)
                          ----------------------------
                                 (in thousands)
                                 --------------

                                                  For the Year             For the Year             For the Year
                                                     Ended                    Ended                    Ended
                                               September 30, 2000       September 30, 1999       September 30, 1998
                                               ------------------       ------------------       ------------------
Revenues:
   Gaming                                             $ 709,627                $ 641,117                $ 543,870
   Food and beverage                                     47,316                   47,907                   44,398
   Retail and other                                      52,371                   36,486                   23,195
                                                 --------------                ---------               ----------

       Gross revenues                                   809,314                  725,510                  611,463

  Less - Promotional allowances                         (70,044)                 (56,827)                 (42,501)
                                                 --------------                ---------               ----------

Net revenues                                            739,270                  668,683                  568,962
                                                 --------------                ---------               ----------

Cost and expenses:
   Gaming                                               307,202                  273,488                  228,542
   Food and beverage                                     23,745                   22,218                   21,983
   Retail and other                                      27,142                   22,583                   21,180
   General and administration                           127,226                  110,919                   96,599
   Pre-opening costs                                      5,278                        -                        -
   Management fee                                        13,634                   59,532                   47,442
   Depreciation and amortization                         30,739                   23,397                   17,529
                                                 --------------                ---------               ----------

       Total costs and expenses                         534,966                  512,137                  433,275
                                                 --------------                ---------               ----------

Income from operations                                  204,304                  156,546                  135,687
                                                 --------------                ---------               ----------

Other income (expense):
   Relinquishment liability reassessment                (31,843)                (111,885)                       -
   Interest and other income                             13,469                   11,254                    2,633
   Interest expense, net                                (37,799)                 (55,595)                 (50,172)
   Other expense                                         (1,523)                       -                        -
                                                 --------------                ---------               ----------
                                                        (57,696)                (156,226)                 (47,539)
                                                 --------------                ---------               ----------

Income from continuing operations                       146,608                      320                   88,148

Loss from discontinued operations                          (674)                    (812)                    (569)
                                                 --------------                ---------               ----------

Income (loss) before extraordinary items                145,934                     (492)                  87,579

Extraordinary items                                           -                  (38,428)                (419,458)
                                                 --------------                ---------               ----------

Net income(loss)                                      $ 145,934                $ (38,920)              $ (331,879)
                                                 ==============                =========               ==========

   The accompanying notes are an integral part of these financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Capital
                             --------------------
                                (in thousands)
                                --------------

                                        For the Year                      For the Year                     For the Year
                                   Ended September 30, 2000         Ended September 30, 1999         Ended September 30, 1998
                                   ------------------------         ------------------------         ------------------------
Beginning balance                  $               (458,052)        $               (377,874)        $                 23,245

Net income                                          145,934                          (38,920)                        (331,879)

Capital contribution by Tribe                             -                           97,096                                -

Distributions to Tribe                              (50,000)                        (138,354)                         (69,240)
                                   ------------------------        -------------------------         ------------------------

Ending balance                     $               (362,118)       $                (458,052)        $               (377,874)
                                   ========================        =========================         ========================










     The accompanying notes an integral part of these financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                            Statements of Cash Flows
                            ------------------------
                                 (in thousands)
                                 --------------

                                                            For the Year                 For the Year              For the Year
                                                               Ended                        Ended                     Ended
                                                         September 30, 2000           September 30, 1999        September 30, 1998
                                                         ------------------           ------------------        ------------------
Cash flows provided by operating activities:
Net income (loss)                                        $        145,934             $          (38,920)       $         (331,879)
Adjustments to reconcile net income (loss) to
  net cash flow provided by operating activities:
      Depreciation and amortization                                30,739                         23,397                    17,529
      Loss on early extinguishment of debt                              -                         33,217                       332
      Write-off of financing fees                                       -                          5,211                         -
      Loss on asset disposal                                        1,705                            453                       124
      Provision for losses on receivables                             617                            679                       523
      Relinquishment reassessment                                  31,843                        111,885                   419,125
Changes in operating assets and liabilities:
      Increase in current assets                                   (8,540)                        (5,241)                   (1,065)
      Increase in current liabilities                              15,864                         14,043                    26,774
                                                         ----------------               ----------------          ----------------

    Net cash flows provided by operating activities               218,162                        144,724                   131,463
                                                         ----------------               ----------------          ----------------
Cash flows used in investing activities:
Purchase of property and equipment                                (75,310)                       (17,772)                  (25,700)
Increase in construction in process, net                         (212,968)                       (45,023)                   (7,031)
Decrease in construction payable                                        -                              -                    (3,604)
                                                         ----------------               ----------------          ----------------

    Net cash flows used in investing activities                  (288,278)                       (62,795)                  (36,335)
                                                         ----------------               ----------------          ----------------

Cash flows (used in) provided by financing activities:
Defeasance liability                                             (140,344)                             -                         -
Defeasance trust asset                                            135,507                       (135,507)                        -
Distributions to Tribe                                            (50,000)                      (138,354)                  (69,240)
Payment on capital lease obligations                              (12,907)                       (11,148)                  (13,774)
Relinquishment liability                                          (19,973)                             -                         -
Capitalized financing fees                                         (3,034)                       (20,309)                        -
Proceeds from issuance of long-term debt                                -                        500,000                         -
Extinguishment of Senior Secured Notes                                  -                       (208,717)                        -
Capital contribution by Tribe                                           -                         97,096                         -
Proceeds from equipment financing                                       -                            878                     9,772
                                                         ----------------               ----------------          ----------------

    Net cash flows (used in) provided by financing
     activities                                                   (90,751)                        83,939                   (73,242)
                                                         ----------------               ----------------          ----------------

    Net (decrease) increase in cash and cash equivalents         (160,867)                       165,868                    21,886

Cash and cash equivalents at beginning of period                  276,598                        110,730                    88,844
                                                         ----------------               ----------------          ----------------

Cash and cash equivalents at end of period               $        115,731               $        276,598          $        110,730

Supplemental disclosures:

   Trademark                                             $              -               $              -          $         130,000

   Cash paid during the period for interest              $         43,558               $         44,981          $         34,763


   The accompanying notes are an integral part of these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                         -------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

On October 12, 2000, the Authority announced it will discontinue bingo operations in order to build a smoke-free slot area. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income
(Loss) and have been reported as "Loss from discontinued operations."

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Authority classifies as cash and cash equivalents all highly liquid investments with a maturity of six months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

Inventories

Inventories are stated at weighted average cost.

Due from Affiliates

Due from Affiliates represents amounts paid by the Authority on behalf of the Tribe for certain Tribal development projects.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Useful life estimates of asset categories are as follows:

         Buildings and land improvements                40  years
         Furniture and equipment                       3-7  years

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

At September 30, 2000, the fair value of the Authority's financing facilities is as follows:

         Senior Notes                       $196.0 million
         Senior Subordinated Notes          $294.0 million

Revenue Recognition

The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail and special events are recognized at the time the service is performed.

Promotional Allowances

The retail value of food, beverage and other services furnished to casino guests, mainly through the use of the Mohegan Sun complimentary program, is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The estimated value of providing such promotional allowances was included in revenues as follows (in thousands):

                         For the Year Ended         For the Year Ended       For the Year Ended
                         September 30, 2000         September 30, 1999       September 30, 1998
                         ------------------         ------------------       ------------------
Food and beverage             $25,466                    $26,724                  $23,637
Retail and Other               44,578                     30,103                   18,864
                              --------                   -------                  -------
                              $70,044                    $56,827                  $42,501
                              =======                    =======                  =======

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place, with the exception of billboard advertising, which is treated as a prepaid and amortized over the expected period of future benefits.

Trademarks

Trademarks are amortized on a straight-line basis over the estimated period of benefit, which has been determined to be 37 years. As of September 30, 2000, the unamortized portion of the trademark is $123.1 million. See Note 13 for further discussion of the trademark.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, is not subject to Federal, state or local income taxes.

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Authority will adopt SFAS No. 133 on October 1, 2000. The impact of the adoption is not expected to have a material impact on the Authority's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which revises the accounting for start-up costs and will require the expensing of certain costs which the Authority has historically capitalized. The Authority has adopted SOP 98-5 and has recognized its impact as pre-opening costs in its Statement of Income (Loss) for the year ended September 30, 2000.

Reclassifications

Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE 4 - CASH AND CASH EQUIVALENTS
----------------------------------

At September 30, 2000 and 1999, the Authority had cash and cash equivalents of $115.7 million and $276.6 million, respectively, of which, $81.4 million and $237.9 million, respectively, were invested in highly liquid investments with original maturities not to exceed six months. For reporting purposes, cash and cash equivalents include all operating cash, in-house funds, and cash set aside for the expansion of Mohegan Sun ("Project Sunburst").

NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------

The Authority maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections could change. At September 30, 2000 and 1999, the Authority established approximately $736,000 and $834,000, respectively in allowance for doubtful accounts.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
------------------------------------

Components of property and equipment were as follows (in thousands):

                                                   September 30, 2000       September 30, 1999
                                                   ------------------       ------------------
Land                                                       $  28,581                $  28,581
Land improvements                                             44,834                   47,297
Buildings                                                    251,931                  185,534
Furniture and equipment                                       80,476                   73,630
                                                           ---------                ---------
   Subtotal                                                  405,822                  335,042
Less: accumulated depreciation                               (67,579)                 (47,184)
                                                           ---------                ---------
   Property and Equipment, net                               338,243                  287,858

Construction in Process                                      264,999                   52,031
                                                           ---------                ---------

Total Property and Equipment                               $ 603,242                $ 339,889
                                                           =========                =========


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------

Components of accounts payable and accrued expenses were as follows (in thousands):

                                                   September 30, 2000      September 30, 1999
                                                   ------------------      ------------------
Trade payables                                           $ 6,486                $ 6,581
Construction retainage                                    11,790                  2,126
Accrued payroll and related taxes and benefits            15,733                 12,583
Accrued gaming taxes                                      11,842                 10,394
Other accrued liabilities                                 11,750                 14,143
                                                         -------                -------
                                                         $57,601                $45,827
                                                         =======                =======


NOTE 8 - FINANCING FACILITIES
-----------------------------

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

Financing facilities, as described below, consisted of the following (in thousands):

                                  September 30, 2000          September 30, 1999
                                  ------------------          ------------------
Senior Notes                           $200,000                     $200,000
Senior Subordinated Notes               300,000                      300,000
                                       --------                     --------
                                       $500,000                     $500,000
                                       ========                     ========

Senior Secured Notes

On March 3, 1999, the Authority redeemed the Senior Secured Notes for $220.0 million, including accrued interest of $11.3 million and a tender premium of $33.7 million.

Subordinated Notes/Defeasance Trust

At September 30, 1998, the Authority had $90.0 million of subordinated financing from Sun International and Waterford Gaming L.L.C. in the form of notes ("Subordinated Notes") bearing interest at 15% per annum. The Authority had issued $20.0 million of Subordinated Notes to each of Sun International and Waterford Gaming L.L.C., bearing interest at 15.0% per annum. The Authority also had issued $50.0 million of Subordinated Notes to Sun International evidencing draws made by the Authority under the Secured Completion Guarantee provided by Sun International and Waterford Gaming L.L.C. during the initial construction of Mohegan Sun. Sun International held $42.5 million of the Secured Completion Guarantee, and Waterford Gaming L.L.C. held the remaining $7.5 million. The interest rate on the Subordinated Notes issued under the Secured Completion Guarantee was at prime rate plus 1%, which was revised at intervals of six months. The interest rate was 8.75% per annum at September 30, 1999 and 9.5% per annum at September 30, 1998. In November 1999, the interest rate was revised to 9.25% per annum. Interest on the Subordinated Notes was payable semi-annually, provided that all such interest was deferred and would not be paid until at least half of the Senior Secured Notes had been offered to be repurchased or retired, pursuant to the terms of the Senior Secured Notes, and certain other conditions had been fulfilled.

The Authority has redeemed the outstanding Subordinated Notes for $140.3 million, a price representing 100% of the principal amount plus accrued and unpaid interest, less $500,000 pursuant to the Relinquishment Agreement between the Tribe and TCA (See Note 13). The Authority exercised its rights under the original purchase agreement for the Subordinated Notes to effect a defeasance of these Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was sufficient to redeem the Subordinated Notes plus accrued interest. All Subordinated Notes were held by Sun International Hotels Limited, the parent company of a partner in TCA, and by Waterford Gaming L.L.C., also a partner in TCA. The Authority used the defeasance trust funds to redeem the Subordinated Notes on December 30, 1999.

Senior Notes

On March 3, 1999, the Authority issued the $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and rank pari passu in right of payment with all current and future unsecured senior indebtedness of the Authority. However, borrowing under the syndicated $500.0 million Bank Credit Facility and other capital lease obligations are secured by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of secured debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. A total of 50% of the Relinquishment Agreement (See Note 13) payment to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes. As of September 30, 2000 and 1999, accrued interest on the Senior Notes was $4.1 million.

Senior Subordinated Notes

On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (See below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing, but are effectively senior to such payment obligations that are not yet due under the Relinquishment Agreement since payment obligations under the Relinquishment Agreement cannot be accelerated by their terms. As of September 30, 2000 and 1999, accrued interest on the Senior Subordinated Notes was $6.5 million.

Bank Credit Facility

On March 3, 1999, the Authority entered into the $425.0 million Bank Credit Facility, which will mature in March of 2004. The Bank Credit Facility provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. As of September 30, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst.

The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of September 30, 2000 and 1999, the Authority was in compliance with all financial covenant requirements.

Subsequent to September 30, 2000, the Authority amended certain financial covenants and capital spending limitations of the Bank Credit Facility. These amendments were effective November 30, 2000.

On April 7, 2000, the Authority entered into a 36-month hedging transaction. The Authority executed a hedge agreement with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate collar with a 7.75% ceiling and a 5.75% floor, based upon one-month LIBOR. The Authority paid a premium of $295,000 for the transaction. On November 20, 2000 the Authority sold this hedging transaction and simultaneously purchased a 38-month interest rate collar with a ceiling of 8.00% and a floor of 6.00% based upon one-month LIBOR and a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The Authority did not incur an additional premium on this transaction.

The Authority executed an additional 36-month hedging agreement on April 7, 2000 with a notional amount based on 20% of the estimated draws on the Bank Credit Facility. The transaction, which is effective October 2000, is an interest rate cap of 8.0%, based upon one-month LIBOR. The Authority paid a premium of $410,000 for this transaction.

On April 18, 2000, the Authority entered into a 36-month hedging transaction with a notional amount, based on 10% of the estimated draws on the Bank Credit Facility. The transaction is an interest rate cap of 7.75%, based upon one-month LIBOR. The Authority paid a premium of $221,000 for the transaction. On November 22, 2000, the Authority sold this hedging transaction and simultaneously purchased a 38-month interest rate swap at 6.35% based upon one-month LIBOR and a notional amount based on 10% of the estimated draws on the Bank Credit Facility. The Authority did not incur an additional premium on this transaction.

All premiums paid for hedging transactions have been capitalized and are reflected in other assets in the accompanying balance sheet as of September 30, 2000. These premiums will be evaluated quarterly and marked to market value in accordance with SFAS No. 133.

Letters of Credit

The Authority has available a $250,000 unsecured letter of credit with Fleet National Bank that will expire in August 2001, a $250,000 letter of credit with Peoples Bank that will expire in January 2001 and a $1.0 million letter of credit with Bank of America that expires in April 2001. As of September 30, 2000 and 1999, no amounts were drawn on the letters of credit.

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

NOTE 9 - LEASES
---------------

At September 30, 2000, the Authority was obligated under capital leases to make future minimum lease payments as follows:

Fiscal Year Ending September 30,
(In Thousands)


2001                                    $ 4,371
2002                                      2,358
2003                                         64
                                        -------
Total minimum lease payments              6,793
Amount representing interest               (402)
                                        -------
Total obligation under capital leases     6,391
Less:  Amount due within one year        (4,055)
                                        -------
Amount due after one year               $ 2,336
                                        =======


Operating lease expenses, excluding costs to obtain assets, were $2.5 million, $3.6 million, $3.6 million for the years ended September 30, 2000, 1999 and 1998, respectively. During 2000, the Authority purchased equipment previously used under operating leases for $2.7 million. No operating leases existed as of September 30, 2000.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

The Tribe provided governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun for the fiscal years ended September 30, 2000, 1999 and 1998. During the fiscal year ended September 30, 2000, the Authority incurred $9.9 million of expenses for such services. The Authority incurred $8.3 million and $7.7 million of expenses for such services during fiscal years 1999 and 1998, respectively.

The Tribe, through one of its limited liability companies, has provided goods to the Authority for resale at its retail location. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority expended $348,000, $417,000 and $400,000, respectively, for the resale goods. Commencing on October 1, 2000 this retail outlet, previously managed by the Authority, will now be managed by the Tribe. The Tribe will reimburse the Authority for the value of the inventory of the outlet as of the close of business on September 30, 2000.

The Tribe, also through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority expended $386,000, $412,000 and $446,000, respectively, relating to the lease agreements.

The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of expenses associated with the Development Department for the fiscal year ended September 30, 2000.

The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, member and former chairman of the Management Board, is a consultant for this corporation. For the fiscal years ended September 30, 2000, 1999 and 1998, the Authority incurred $187,000, $495,000 and $41,000, respectively, for such services. McFarland Johnson formerly conducted business as Harris & Clark. The Authority believes the terms of these engagements are comparable to those that would pertain to arms length engagements of unaffiliated firms.

As of September 30, 2000, the Authority employed 123 Mohegan tribal members.

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority had matched 50% of the first 4% for the period February 10, 1997 to December 31, 1998, and the Authority now matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings effective January 1, 1999. The Authority recorded matching contributions of approximately $2.4 million, $2.0 million and $1.4 million, respectively, to this plan for the years ended September 30, 2000, 1999 and 1998.

Effective September 1, 1998, the Authority, in conjunction with the Tribe, adopted a Non-Qualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. Deferred compensation paid to this plan for the fiscal years ended September 30, 2000 and 1999 was $703,000 and $144,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Project Sunburst

The Authority has received an authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of September 30, 2000 the Authority has spent $264.9 million, excluding capitalized interest, on Project Sunburst. Fiscal 2001 expenditures are expected to total $528.2 million. The remaining $166.9 million is anticipated to be spent during fiscal 2002.

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

The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. The Authority reflected expenses associated with the Slot Win Contribution totaling $135.1 million, $121.1 million and $102.3 million, respectively for the fiscal years ended September 30, 2000, 1999 and 1998.

Town of Montville Agreement

On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 2000, the Authority has paid $2.9 million to the Town towards improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and will be amortized over 40 years.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a basic fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration, of which $8.1 million has been paid through September 30, 2000. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In connection with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgement against the undistributed and/or future revenues of Project Sunburst and/or the existing facility.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position or results of operations.

NOTE 13 - TCA AGREEMENTS
------------------------

Management Agreement

On September 30, 1995, the Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe has retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million, $59.5 million and $47.4 million, respectively, for the fiscal years ended September 30, 2000, 1999 and 1998. The amount for fiscal 2000 represents only the amounts earned from the period October 1, 1999 through December 31, 1999, the date upon which the management agreement was terminated. See discussion on Relinquishment Agreement below.

Relinquishment Agreement

In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement superceded the Management Agreement effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires). TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The amount in dispute does not have a material effect on the Authority's financial statements as of September 30, 2000.

The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 2000, the relinquishment liability was reassessed to be $672.9 million from $661.0 million at September 30, 1999. The increase is due to a $31.8 million relinquishment liability reassessment less $19.9 million in relinquishment payments. This reassessment resulted from the impact on the time value of money due to the passage of time and the impact of actual revenues over original estimates on the determination of the 2000 relinquishment liability. Due to uncertainties involving economic market conditions and future competition from potential Native American casinos, management believes that no further adjustment is needed. Of the $19.9 million in relinquishment payments, 50% are Senior Relinquishment Payments and 50% are Junior Relinquishment Payments. At September 30, 2000 relinquishment payments earned but unpaid, were $10.9 million.

As part of the Relinquishment Agreement, the Authority received an exclusive and perpetual license with respect to trademarks and other similar rights (Trademarks) including the name "Mohegan Sun." These Trademarks were appraised by an independent valuation firm to have a value of $130.0 million. Therefore, for the year ended September 30, 1998, the difference between the estimated relinquishment liability of $549.1 million and the value of the Trademark of $130.0 million, was reflected as an extraordinary item of $419.1 million in the accompanying Statement of Income (Loss) for the year ended September 30, 1998.

Development Agreement

The Authority also negotiated a second agreement with TCA (the "Development Agreement"), which makes TCA the exclusive developer of the planned expansion of Mohegan Sun. Under the Development Agreement, TCA oversees the planning, design and construction of the expansion of Mohegan Sun and will receive a development fee of $14.0 million for such services. Payments of the development fee commenced on January 15, 2000 and are required to continue thereafter within fifteen days following the end of each calendar quarter until Project Sunburst is completed. As of September 30, 2000 TCA has earned $4.9 million of the development fee, of which $3.5 million has been paid.

NOTE 14 - EXTRAORDINARY ITEMS
-----------------------------

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

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

On October 1, 2000, a retail outlet previously managed by the Authority will now be managed by the Tribe. The Tribe will reimburse the Authority for the value of the inventory of the outlet as of September 30, 2000.

On October 2, 2000 the Tribe held its election of the Tribal Council (whose members also serve as the members of the Authority's Management Board). Six of the previous nine Tribal Council members have been reelected. Additionally, Mark Brown and Peter Schultz were elected Chairman and Vice Chairman, respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2000.

                                                 MOHEGAN TRIBAL GAMING AUTHORITY

                                                 By: /s/ Mark F. Brown
                                                     -----------------
                                                 Mark F. Brown
                                                 Chairman, Management Board,
                                                 Duly Authorized

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 14, 1999.

Signature                            Title
/s/                                  Chairman and Member, Management Board
-----------------------------
Mark F. Brown


/s/                                  Vice Chairman and Member, Management Board
-----------------------------
Peter J. Schultz


/s/                                  President and General Manager,
-----------------------------
William J. Velardo                   Mohegan Sun (Principal Executive Officer)


/s/                                  Executive Vice President, Finance & Chief Financial
-----------------------------
Jeffrey E. Hartmann                  Officer Mohegan Sun (Principal Financial and Accounting Officer)


/s/                                  Recording Secretary and Member, Management Board
-----------------------------
Shirley M. Walsh


/s/                                  Corresponding Secretary and Member, Management Board
-----------------------------
Christine D. Murtha


/s/                                  Treasurer and Member, Management Board
-----------------------------
Donald M. Chapman


/s/                                  Ambassador and Member, Management Board
-----------------------------
Jayne G. Fawcett


/s/                                  Member, Management Board
-----------------------------
Roland J. Harris


/s/                                  Member, Management Board
-----------------------------
Maynard L. Strickland


/s/                                  Member, Management Board
-----------------------------
Glenn R. LaVigne