Form 10-Q
period 2000-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-02-13
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2000


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

       Registrant's telephone number, including area code (860) 862-8000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                  On Which Registered
            NONE
________________________                                _____________________
________________________                                _____________________
________________________                                _____________________

          Securities registered pursuant to Section 12(g) of the Act:

            NONE
------------------------
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                          Yes   X       No  ___
                                              -----

                        MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION                                                                      Page
                                                                                                     Number
                                                                                                     ------
Item 1 --  Financial Statements

     Review Report of Independent Public Accountants                                                     1

     Balance Sheets of Mohegan Tribal Gaming Authority as of December 31, 2000 (unaudited)               2
     and September 30, 2000.

     Statements of Income of Mohegan Tribal Gaming Authority for the Three Months Ended                  3
     December 31, 2000 and 1999 (unaudited).

     Statements of Capital of Mohegan Tribal Gaming Authority for the Three Months Ended                 4
     December 31, 2000 and 1999 (unaudited).

     Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Three Months Ended              5
     December 31, 2000 and 1999 (unaudited).

     Notes to Financial Statements of Mohegan Tribal Gaming Authority.                                6-12

Item 2 --  Management's Discussion and Analysis of Financial Condition and Results of                13-16
Operations.

Item 3 --  Quantitative and Qualitative Disclosure of Market Risk                                       17

PART II  --  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                                            18
Item 2 --  Changes in Securities                                                                        18
Item 3 --  Defaults upon Senior Securities                                                              18
Item 4 --  Submission of Matters to a Vote of Security Holders                                          18
Item 5 --  Other Information                                                                            18
Item 6 --  Exhibits and Reports on Form 8-K                                                             18
Signatures  -  Mohegan Tribal Gaming Authority                                                          19

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of December 31, 2000, and the related statements of income, capital and cash flows for the three month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, and the related statements of income(loss), capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 1, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                              ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 2, 2001

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                                Balance Sheets
                                --------------
                                (in thousands)
                                --------------


                                                                December 31,             September 30,
                                                                    2000                      2000
                                                               --------------           ---------------
                                                                (unaudited)
                                  ASSETS
                                  ------
 Current assets:
    Cash and cash equivalents                                         $68,544                  $115,731
    Receivables, net                                                    8,702                     6,337
    Due from Tribe                                                      5,854                     1,648
    Inventories                                                         7,057                     7,577
    Other current assets                                                3,411                     4,478
                                                               --------------           ---------------

        Total current assets                                           93,568                   135,771

 Non-current assets:
    Property and equipment, net                                       338,145                   338,243
    Construction in process                                           341,588                   264,999
    Trademark, net                                                    122,269                   123,128
    Other assets, net                                                  20,857                    23,238
                                                               --------------           ---------------

        Total assets                                                 $916,427                  $885,379
                                                               ==============           ===============

                         LIABILITIES AND CAPITAL
                         -----------------------

 Current liabilities:
    Current portion of capital lease obligations                       $2,671                    $4,055
    Current portion of relinquishment liability                        61,630                    56,646
    Accounts payable and accrued expenses                              59,331                    57,601
    Accrued interest payable                                           21,250                    10,625
                                                               --------------           ---------------

        Total current liabilities                                     144,882                   128,927

 Non-current liabilities:
     Long-term debt                                                   500,000                   500,000
     Relinquishment liability                                         614,751                   616,234
     Capital lease obligations, net of current portion                  1,650                     2,336
                                                               --------------           ---------------
        Total liabilities                                           1,261,283                 1,247,497
                                                               --------------           ---------------

 Commitments and contingencies (Note 5)


 Capital                                                             (344,856)                 (362,118)
                                                               --------------           ---------------
        Total liabilities and capital                                $916,427                  $885,379
                                                               ==============           ===============


         The accompanying accountants' review report and notes to the financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Income
                             --------------------
                                (in thousands)
                                --------------

                                                                   For the                         For the
                                                                Quarter Ended                   Quarter Ended
                                                              December 31, 2000               December 31, 1999
                                                              -----------------               -----------------
                                                                 (unaudited)                     (unaudited)
Revenues:
   Gaming                                                                 $174,958                        $164,925
   Food and beverage                                                        10,724                          11,317
   Retail and other                                                         16,595                          15,452
                                                              --------------------            --------------------

       Gross revenues                                                      202,277                         191,694

   Less - Promotional allowances                                           (19,187)                        (18,383)
                                                              --------------------            --------------------

Net revenues                                                               183,090                         173,311
                                                              --------------------            --------------------

Cost and expenses:
   Gaming                                                                   78,389                          73,209
   Food and beverage                                                         6,078                           6,008
   Retail and other                                                          5,835                           5,639
   General and administration                                               41,505                          34,417
   Pre-opening costs                                                         1,389                             907
   Management fee                                                            6,579                          13,634
   Depreciation and amortization                                                 -                           7,526
                                                              --------------------            --------------------

       Total costs and expenses                                            139,775                         141,340
                                                              --------------------            --------------------

Income from operations                                                      43,315                          31,971
                                                              --------------------            --------------------
Other income (expense):
   Relinquishment liability reassessment (Note 7)                           (8,958)                         (5,763)
   Interest and other income                                                 1,164                           3,245
   Interest expense                                                         (5,925)                        (14,028)
   Change in fair value of derivative instruments (Note 3)                  (2,142)                              -
                                                              --------------------            --------------------
                                                                           (15,861)                        (16,546)
                                                              --------------------            --------------------

Income from continuing operations                                           27,454                          15,425

   Loss from discontinued operations                                          (192)                           (266)
                                                              --------------------            --------------------

Net income                                                                $ 27,262                        $ 15,159
                                                              ====================            ====================



           The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Capital
                             ---------------------
                                (in thousands)
                                --------------

                                            For the Quarter                                      For the Quarter
                                        Ended December 31, 2000                              Ended December 31, 1999
                                        -----------------------                              -----------------------
                                              (unaudited)                                           (unaudited)
Beginning balance                                     $(362,118)                                          $(458,052)

Net income                                               27,262                                              15,159

Distributions to Tribe                                  (10,000)                                            (10,247)
                                                 --------------                                      --------------

Ending balance                                        $(344,856)                                          $(453,140)
                                                 ==============                                      ==============
























The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                           Statements of Cash Flows
                           ------------------------
                                (in thousands)
                                --------------

                                                              For the Quarter Ended       For the Quarter Ended
                                                                December 31, 2000           December 31, 1999
                                                                -----------------           -----------------
                                                                   (unaudited)                 (unaudited)
Cash flows provided by operating activities:
Net income                                                           $27,262                     $ 15,159
Adjustments to reconcile net income to
    net cash flow provided by operating activities:
      Depreciation and amortization                                    6,579                        7,526
      Loss on asset disposal                                               -                          138
      Provision for losses on receivables                                117                          167
      Relinquishment liability reassessment                            8,958                        5,763
Changes in operating assets and liabilities:
     Increase in receivables and other assets                         (2,343)                      (1,078)
     Decrease (increase) in accounts payable and accrued
        expenses                                                      12,355                      (11,406)
                                                                ------------                 ------------

    Net cash flows provided by operating activities                   52,928                       16,269
                                                                ------------                 ------------
Cash flows used in investing activities:
Purchase of property and equipment                                    (4,630)                      (4,123)
Increase in construction in process                                  (76,589                      (49,538)
                                                                ------------                 ------------

    Net cash flows used in investing activities                      (81,219)                     (53,661)
                                                                ------------                 ------------
Cash flows used in financing activities:

Distributions to Tribe                                               (10,000)                     (10,247)
Relinquishment payments                                               (5,457)                           -
Payment on equipment financing                                        (2,071)                      (3,032)
Capitalized financing fees                                            (1,368)                           -
Defeasance trust asset                                                     -                      135,507
Defeasance liability                                                       -                     (140,344)
                                                                ------------                 ------------

    Net cash flows used in financing activities                      (18,896)                     (18,116)
                                                                ------------                 ------------

    Net decrease in cash and cash                                    (47,187)                     (55,508)
equivalents

Cash and cash equivalents at beginning of period                     115,731                      276,598
                                                                ------------                 ------------

Cash and cash equivalents at end of period                           $68,544                     $221,090
                                                                ============                 ============
Supplemental disclosures:

   Cash paid during the period for interest                          $   112                     $ 21,618


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

The Authority is governed by a Management Board, which consists of the nine members of the Tribal Council. The Management Board previously engaged Trading Cove Associates ("TCA"), a Connecticut general partnership, to manage the operations of Mohegan Sun pursuant to a seven year contract (the "Management Agreement"). The Management Agreement between the Tribe and TCA concluded on January 1, 2000. (See Note 7 for a discussion of the Relinquishment Agreement between the Authority and TCA).

Certain amounts in the 1999 financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three months ended December 31, 2000 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2.  Discontinued operations:

On October 13, 2000, the Authority announced it would discontinue bingo operations in order to build a smoke-free slot area. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income and have been reported as "Loss from discontinued operations." On November 29, 2000 the Authority discontinued bingo operations.

3.  Financing Facilities:

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

Senior Notes

On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8.125 % per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006.
The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $500.0 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement payment (see Note 7) to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes. As of December 31, 2000, accrued interest on the Senior Notes was $8.1 million.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


Senior Subordinated Notes

On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA (see Note 7). The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations. As of December 31, 2000, accrued interest on the Senior Subordinated Notes was $13.1 million.

Bank Credit Facility

On March 3, 1999, the Authority entered into the $425.0 million Bank Credit Facility, which will mature in March of 2004. The Bank Credit Facility agreement provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. Interest on each LIBOR loan which is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the related interest period. As of December 31, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst. As of January 31, 2001, the Authority has borrowed $55.0 million under the Bank Credit Facility.

Effective November 30, 2000, the Authority amended certain financial covenants and capital spending limitations of the Bank Credit Facility agreement.

The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of December 31, 2000 and 1999, the Authority was in compliance with all financial covenant requirements.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps as its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to generate appropriate income and sufficient liquidity to meet the Tribe and debt-holder obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within the established limits.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS No. 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at December 31, 2000.


                                         Notional        Cost        Market
-------------------------------------------------------------------------------
Interest Rate Cap
    Strike Rate - 8%                    $2,647,400     $410,000    $    10,000
-------------------------------------------------------------------------------

Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%                451,267      295,000    (   777,632)
-------------------------------------------------------------------------------

Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable                      225,633      221,000    (   448,124)
-------------------------------------------------------------------------------
              Total                     $3,324,300     $926,000    ($1,215,756)
-------------------------------------------------------------------------------

As of December 31, 2000, there were no drawdowns on the Bank Credit Facility (See discussion of Bank Credit Facility above).

All derivative instruments are based on one-month LIBOR (London Inter-bank Offered Rates). LIBOR was 6.56% and 6.61% on December 31, 2000 and September 30, 2000, respectively.

The Authority sold and purchased two derivative instruments during November 2000. There was no gain or loss recognized on the sale of the derivative instruments. For the three months ended December 31, 2000, the Authority recognized a net loss of $2.1 million due to the change in the fair value of its derivative instruments, which is reflected as other expense in the statements of income.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------

Letters of Credit

The Authority has available a $250,000 unsecured letter of credit with Fleet National Bank that will expire on August 31, 2001 and a $1.0 million letter of credit agreement with Bank of America that expires in April 2001. The Authority also had a $250,000 letter of credit with Peoples Bank that expired on January 11, 2001. As of December 31, 2000, no amounts were drawn on the letters of credit.

4.  Leases:

At December 31, 2000, the Authority was obligated under capital leases to make future minimum lease payments as follows:


For the fiscal year ending September 30,
------------------------------------------
(In Thousands)
2001                                        $ 2,178
2002                                          2,357
2003                                             65
                                            -------
Total minimum lease payments                  4,600

Amount representing interest                   (279)
                                            -------
Total obligation under capital leases         4,321
Less:  Amount due within one year            (2,671)
                                            -------
Amount due after one year                   $ 1,650
                                            =======

Operating lease expenses, excluding costs to obtain assets were $902,000 for the three months ended December 31, 1999. No operating leases existed during the three months ended December 31, 2000.

5.  Commitments and Contingencies:

Project Sunburst

The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2000, the Authority has spent $334.7 million, excluding capitalized interest, on Project Sunburst. Project Sunburst expenditures for the remainder of fiscal 2001 are expected to total $424.1 million. The remaining $201.2 million is anticipated to be spent during fiscal 2002.

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

The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe). The Authority reflected expenses associated with Slot Win Contribution totaling $33.0 million and $30.9 million, respectively for the quarters ended December 31, 2000 and 1999.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


Town of Montville Agreement

On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. As of December 31, 2000, the Authority has fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and is being amortized over 40 years. The Tribe has assigned its rights and obligations in this agreement to the Authority.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of December 31, 2000, Perini has received $8.6 million of the $20.5 million fee which has been included in construction in process in the accompanying balance sheet. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

6.  Related Party Transactions:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 2000 and 1999, the Authority incurred expenses of $2.7 million and $2.3 million, respectively, for such services. Distributions to the Tribe for the quarters ended December 31, 2000 and 1999 were $10.0 million and $10.2 million, respectively.

7.  TCA Agreements:

Management Agreement

Previously, the Tribe and TCA had entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the quarter ended December 31, 1999. There were no management fees for the quarter ended December 31, 2000 due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


Relinquishment Agreement

In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement") which supersedes the Management Agreement (see below) effective January 1, 2000 (the "Relinquishment Date"). The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, the revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of Revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000 and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days subsequent to the end of the first six-month period following the Relinquishment Date and continues at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention /events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility, but not the gross receipts of such lessees, licenses and concessionaires). TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The amount in dispute does not have a material effect on the Authority's financial statements as of December 31, 2000.

The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At December 31, 2000, the relinquishment liability was reassessed to be $676.4 million from $672.9 million as of September 30, 2000. This reassessment resulted from the impact of the time value of money due to the passage of time. At December 31, 2000, approximately $15.6 million was included in the relinquishment liability representing the amount earned from July 1, 2000 to December 31, 2000. This includes $5.5 million of Senior Relinquishment Payments relating to the period from October 1, 2000 to December 31, 2000 and $10.1 million of Junior Relinquishment Payments relating to the period from July 1, 2000 to December 31, 2000. For the three months ended December 31, 2000, the quarterly reassessment for the time value of money due to the passage of time was $9.0 million. During the quarter ended December 31, 2000, the Authority made a Senior Relinquishment Payment of $5.5 million.

Development Agreement

The Authority has negotiated an agreement with TCA (the "Development Agreement"), pursuant to which TCA has been made the exclusive developer of Project Sunburst. Under the Development Agreement, TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14 million for such services based on the incremental completed percentage of Project Sunburst. As of December 31, 2000, TCA had earned $5.5 million of the $14 million in development fees. This fee is included in construction in process.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


8.  Employee Benefits Plans:

Effective February 10, 1997, the Authority adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $619,000 and $631,000, respectively, to this plan for the quarters ended December 31, 2000 and 1999.

Effective September 1, 1998, the Authority, together with the Tribe, adopted a Non-Qualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the quarter ended December 31, 2000, net contributions by Authority employees totaled $298,000. Cumulative contributions by Authority employees to the plan have totaled $1.1 million.

9.  Due from the Tribe:

At December 31, 2000, amounts due from Tribe relate to payments made by the Authority on behalf of the Tribe for the construction of the Tax-Exempt Utilities and the Public Safety Facility that will service the Mohegan Reservation. The Tribe anticipates obtaining tax-exempt financing which will, among other things, be used to repay this advance.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999:

Net revenues for the three months ended December 31, 2000 were $183.1 million compared to $173.3 million reported for the same period of the prior year. This 5.6% increase is primarily attributable to an increase in gaming revenues.

Gaming revenues totaled $175.0 million for the three months ended December 31, 2000 compared to $164.9 million for the three months ended December 31, 1999. The increase of 6.1% in gaming revenues is due to a 5.8% growth in slot machine revenues and a 7.5% increase in table game revenues.

For the three months ended December 31, 2000, food and beverage revenues were $10.7 million compared to $11.3 million for the three months ended December 31, 1999. The 5.2% decrease in food and beverage revenues is attributable to a 4.0% decrease in food covers for the three months ended December 31, 2000 as compared to the same period in the prior year.

Retail and other revenues were $16.6 million and $15.5 million for the three months ended December 31, 2000 and 1999, respectively. This represents growth of $1.1 million, or 7.4%, over the same period in the prior year. Of the $1.1 million increase in retail and other revenues, $878,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center.

Promotional allowances totaled $19.2 million for the three months ended December 31, 2000, representing a $804,000, or 4.4%, increase over the same period in the prior year. The growth is primarily attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 11.0% and 11.1% for the three months ended December 31, 2000 and 1999, respectively.

Total costs and expenses were $139.8 million for the three months ended December 31, 2000, a decrease of $1.6 million over the same period in the prior year.
The decrease is a result of the termination of the Management Agreement effective January 1, 2000, partially offset by increases in gaming and general and administrative costs.

Gaming costs and expenses were $78.4 million for the three months ended December 31, 2000, an increase of $5.2 million, or 7.1%, over the same period in the prior year. The slot win contribution totaled $33.0 million and $30.9 million for the three months ended December 31, 2000 and 1999, respectively. The slot win contribution increase of $2.1 million, or 6.9%, over the same period in the prior year is directly attributable to the $7.1 million, or 5.8%, increase in slot revenues. The balance of the growth in gaming costs and expenses is attributable to an increase in the quality of complimentaries offered in the lounges and increased labor and benefit costs.

Food and beverage costs were $6.1 million for the three months ended December 31, 2000, an increase of $70,000, or 1.2%, over the same period in the prior year. The increase is primarily attributable to increased labor and benefit costs.

Retail and other costs were $5.8 million for the three months ended December 31, 2000, an increase of $196,000, or 3.5%, over the same period in the prior year. The increase is directly attributable to the 7.4% growth in retail and other revenues which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

General and administrative costs were $41.5 million for the three months ended December 31, 2000. The increase of $7.1 million, or 20.6%, over the same period in the prior year is attributable to continued marketing and advertising campaigns and the addition of the Uncas Pavilion, a temporary entertainment structure used for special events. Management believes marketing programs have driven incremental patronage, expanding our brand awareness and market share.

Pre-opening costs totaled $1.4 million for the three months ended December 31, 2000 and are primarily composed of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun incurred pre-opening expansion costs of $907,000 for the three months ended December 31, 1999.

TCA did not receive management fees for the three months ended December 31, 2000, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $13.6 million for the three months ended December 31, 1999.

For the three months ended December 31, 2000, depreciation and amortization decreased by $947,000, or 12.6%, over the same period in the prior year. The decrease is primarily attributable to the acceleration of the trademark amortization in the prior year of $859,000. Depreciation and amortization for the three months ended December 31, 2000 and 1999 were $6.6 million and $7.5 million, respectively.

Income from operations for the three months ended December 31, 2000 totaled $43.3 million, compared to $32.0 million for the same period in the prior year. This represents a $11.3 million, or 35.5%, increase over the same period in the prior year.

For the three months ended December 31, 2000, the relinquishment liability reassessment was $9.0 million compared to $5.8 million for the same period in the prior year. This increase of $3.2 million, or 55.4%, is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

Interest and other income were $1.2 million for the three months ended December 31, 2000, a decrease of $2.1 million, or 64.1%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $42.1 million and $218.8 million for the three months ended December 31, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense of $5.9 million for the three months ended December 31, 2000 represented a decrease of $8.1 million, or 57.8%, over the same period in the prior year. This decrease was mainly attributable to lower average debt outstanding and increased capitalization of interest related to Project Sunburst, partially offset by a higher average interest rate. Capitalized interest was $4.8 million for the three months ended December 31, 2000 compared to $1.1 million for the same period in the prior year. The weighted average interest rate for the three months ended December 31, 2000 was 8.42%, compared to 8.38% for the three months ended December 31, 1999. The weighted average outstanding debt was $504.8 million for the three months ended December 31, 2000, compared to $517.3 million for the three months ended December 31, 1999.

The change in fair value of derivative instruments of $2.1 million was attributable to the decrease in the market value of derivative instruments held at December 31, 2000. The Authority held no derivative instruments during the quarter ended December 31, 1999.

Liquidity, Capital Resources and Capital Spending

As of December 31, 2000 and 1999, the Authority held cash and cash equivalents of $68.5 million and $221.1 million, respectively. Cash provided by operating activities was $52.9 million for the three months ended December 31, 2000 compared to cash provided by operating activities of $16.3 million for the same period in the prior year. During fiscal 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal 1999, for the sum of $140.3 million including all accrued and deferred interest on December 30, 1999.

On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. The Bank Credit Facility agreement provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million. In November 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-bank Offer Rate ("LIBOR") based formula plus applicable spreads. Interest on each LIBOR loan which is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the interest period. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full quarter following the completion date of Project Sunburst. As of December 31, 2000, there were no borrowings outstanding on the Bank Credit Facility. The Authority plans to draw on the Bank Credit Facility primarily in connection with Project Sunburst. Subsequent to December 31, 2000 the Authority borrowed $55.0 million under the Bank Credit Facility to fund Project Sunburst costs.

In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, may be used to pay costs in excess of the Project Sunburst budget. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against the exposure to
interest rate fluctuations on the Bank Credit Facility.   As of January 31,
2001, the Authority borrowed $55.0 million on the Bank Credit Facility.

In November 2000, the Tribe approved a formal resolution increasing the expansion budget from $800.0 million to $960.0 million (excluding capitalized interest, which will be paid from internally generated funds). The Authority, in conjunction with the Tribe, has increased the Project Sunburst budget to $960.0 million for three reasons: (1) expected increases in Project Sunburst labor costs because of the extremely competitive nature of the Northeast construction labor market; (2) enhancements to project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and
(3) quality improvements to the hotel and public areas. As a result of the increase to the Project Sunburst budget, the Authority anticipates seeking to issue an additional $150.0 million of subordinated notes or a term loan. The remainder of the increase will be funded through internally generated funds

The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $81.2 million for the three months ended December 31, 2000 versus $53.7 million for the same period in the prior year. Project Sunburst construction costs, excluding capitalized interest of $15.2 million, totaled $334.7 million through December 31, 2000, of which $69.9 million, excluding $4.8 million of capitalized interest, was expended during the quarter. The Casino of the Sky, Mohegan Sun Arena and the Shops at Mohegan Sun are expected to open in October 2001. The 1,200-room hotel and the convention space are expected to open in April 2002. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $4.7 million and $3.4 million for the three months ended December 31, 2000 and 1999, respectively. Expenditures for the employee parking center totaled $24.8 million to date and $1.2 million for the quarter. Expenditures on the property's utility enhancements have totaled $17.6 million, of which $624,000 was spent during the three months ended December 31, 2000.

Cumulative Project Sunburst construction costs totaled $334.7 million, excluding capitalized interest, through December 31, 2000. For the remainder of fiscal 2001, based on TCA estimates, the Authority anticipates Project Sunburst spending to be $424.1 million.

For fiscal 2001, the Authority expects capital expenditures to total approximately $25.0 million on facility improvements and maintenance capital expenditures, $494.0 million, excluding capitalized interest, on Project Sunburst construction, $20.0 million on the conversion of the bingo hall into a smoke-free slot parlor, $17.4 million on utility enhancements, $2.0 million on an employee day care center and $42 million on an additional patron garage.

During the three months ended December 31, 2000 and 1999, the Authority distributed $10.0 million and $10.2 million, respectively, to the Tribe.

The Authority commenced construction of a $35.0 million electrical and water systems infrastructure ("Infrastructure Improvements") that will service Mohegan Sun and other facilities. The upgrades provide the most efficient manner of handling the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The construction was funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. As of December 31, 2000, approximately $17.6 million has been incurred.

The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the Eagleview employee parking center in March 1999. The Eagleview employee parking center includes 2,700 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. The Eagleview employee parking center opened in June 2000. The total cost of the Eagleview employee parking center to date is $24.8 million. The total cost of the Eagleview employee parking garage is expected to be $25.0 million. It is anticipated that the parking garage will be completed by March 2001.

The Tribe commenced construction of a Public Safety Facility, within the Eagleview complex, that will service the Mohegan Reservation. Construction was initially funded by the Authority and subsequently reimbursed by the Tribe. Approximately $5.9 million has been incurred and reflected as amounts due from Tribe in the Authority's balance sheet as of December 31, 2000.

During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of December 31, 2000, the TCA has earned $5.5 million of the development fee of which $4.9 million has been paid.

Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated to be $676.4 million as of December 31, 2000. In October 2000, the Authority paid $5.5 million in Senior Relinquishment Payments. On January 25, 2001, the Authority paid $5.5 million in Senior Relinquishment payments and $10.1 million in Junior Relinquishment Payments.

Management believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, tribal distributions, and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next 12 months.

Disclosure Regarding Forward-Looking Statements

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

Item 3 -- Quantitative and Qualitative Disclosure of Market Risk

The Authority is exposed to inherent market risk on the following:

At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of December 31, 2000, the Bank Credit Facility was undrawn. On January 3 and 25, 2001, the Authority drew $15.0 million and $40.0 million, respectively, on the Bank Credit Facility in connection with Project Sunburst.

The Authority uses derivative instruments, including interest rate caps, collars and swaps as its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to generate appropriate income and sufficient liquidity to meet the Tribe and debt-holder obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships.
All derivatives are evaluated quarterly and were deemed to be effective at December 31, 2000.

Derivative instruments held by the Authority at December 31, 2000 are as follows:

-----------------------------------------------------------------------------------------------------
                                Effective     Maturity       Notional          Cost        Market
                                   Date         Date
-----------------------------------------------------------------------------------------------------
Interest Rate Cap
    Strike Rate - 8%            October 1,    October 1,    $ 2,647,400     $ 410,000    $   10,000
                                   2000         2003
-----------------------------------------------------------------------------------------------------

Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%     January 2,    March 1,          451,267       295,000   (   777,632)
                                   2001         2004
-----------------------------------------------------------------------------------------------------

Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable           January 2,    March 1,          225,633       221,000   (   448,124)
                                   2001         2004
-----------------------------------------------------------------------------------------------------
              Total                                         $ 3,324,300     $ 926,000   ($1,215,756)
-----------------------------------------------------------------------------------------------------

All derivative instruments are based upon one-month LIBOR, which was 6.56% on December 31, 2000.

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


                                      MOHEGAN TRIBAL GAMING AUTHORITY
                                      -------------------------------



Date: February 12, 2001               By:  /s/ Mark F. Brown
      -----------------                  --------------------------------------
                                      Mark F. Brown
                                      Chairman, Management Board



Date: February 12, 2001               By:  /s/ William J. Velardo
      -----------------                  --------------------------------------
                                      William J. Velardo
                                      President and General Manager


Date: February 12, 2001               By:  /s/ Jeffrey E. Hartmann
      -----------------                  --------------------------------------
                                      Jeffrey E. Hartmann, Executive Vice
                                      President Finance/Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)