Form 10-Q/A
period 2000-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-02-14
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

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

            NONE
- ------------------------
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                          Yes   X       No  ___
                                              -----

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Income
                             --------------------
                                (in thousands)
                                --------------

                                                                   For the                         For the
                                                                Quarter Ended                   Quarter Ended
                                                              December 31, 2000               December 31, 1999
                                                              -----------------               -----------------
                                                                 (unaudited)                     (unaudited)
Revenues:
   Gaming                                                                 $174,958                        $164,925
   Food and beverage                                                        10,724                          11,317
   Retail and other                                                         16,595                          15,452
                                                              --------------------            --------------------

       Gross revenues                                                      202,277                         191,694

   Less - Promotional allowances                                           (19,187)                        (18,383)
                                                              --------------------            --------------------

Net revenues                                                               183,090                         173,311
                                                              --------------------            --------------------

Cost and expenses:
   Gaming                                                                   78,389                          73,209
   Food and beverage                                                         6,078                           6,008
   Retail and other                                                          5,835                           5,639
   General and administration                                               41,505                          34,417
   Pre-opening costs                                                         1,389                             907
   Management fee                                                                -                          13,634
   Depreciation and amortization                                             6,579                           7,526
                                                              --------------------            --------------------

       Total costs and expenses                                            139,775                         141,340
                                                              --------------------            --------------------

Income from operations                                                      43,315                          31,971
                                                              --------------------            --------------------
Other income (expense):
   Relinquishment liability reassessment (Note 7)                           (8,958)                         (5,763)
   Interest and other income                                                 1,164                           3,245
   Interest expense                                                         (5,925)                        (14,028)
   Change in fair value of derivative instruments (Note 3)                  (2,142)                              -
                                                              --------------------            --------------------
                                                                           (15,861)                        (16,546)
                                                              --------------------            --------------------

Income from continuing operations                                           27,454                          15,425

   Loss from discontinued operations                                          (192)                           (266)
                                                              --------------------            --------------------

Net income                                                                $ 27,262                        $ 15,159
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