Form 10-Q
period 2001-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-05-11
CIK 1005276

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2001


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

                                                         Name of Each Exchange
   Title of Each Class                                   On Which Registered
         NONE
   ______________                                        __________________
   ______________                                        __________________
   ______________                                        __________________

          Securities registered pursuant to Section 12(g) of the Act:

       NONE
__________________
(Title of Class)


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

PART I --  FINANCIAL INFORMATION
                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Item 1 --  Financial Statements

  Review Report of Independent Public Accountants                                                     1

  Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2001                              2
  (unaudited) and September 30, 2000

  Statements of Income of Mohegan Tribal Gaming Authority for the Three and Six                       3
  Months Ended March 31, 2001 and 2000 (unaudited)

  Statements of Capital of Mohegan Tribal Gaming Authority for the Six Months                         4
  Ended March 31, 2001 and 2000 (unaudited)

  Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six Months                      5
  Ended March 31, 2001 and 2000 (unaudited)

  Notes to Financial Statements of Mohegan Tribal Gaming Authority                                   6-13

Item 2 --  Management's Discussion and Analysis of Financial Condition and                          14-19
Results of Operations

Item 3 --  Quantitative and Qualitative Disclosure of Market Risk                                     20

PART II  --  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                                          21
Item 2 --  Changes in Securities                                                                      21
Item 3 --  Defaults upon Senior Securities                                                            21
Item 4 --  Submission of Matters to a Vote of Security Holders                                        21
Item 5 --  Other Information                                                                          21
Item 6 --  Exhibits and Reports on Form 8-K                                                           21
Signatures  -  Mohegan Tribal Gaming Authority                                                        22

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of March 31, 2001 and the related statements of income for the three and six month periods ended March 31, 2001 and 2000 and the statements of capital and cash flows for the six months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, and the related statements of income (loss), capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 1, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                ARTHUR ANDERSEN LLP

Hartford, Connecticut
April 26, 2001

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                                Balance Sheets
                                --------------
                                (in thousands)
                                --------------

                                                                                            March 31       September 30,
                                                                                             2001              2000
                                                                                        --------------    --------------
                                                                                           (unaudited)
                                ASSETS
                                ------
 Current assets:
    Cash and cash equivalents                                                               $   62,488        $  115,731
    Receivables, net                                                                             7,204             7,161
    Due from Tribe                                                                              16,803               824
    Inventories                                                                                  7,179             7,577
    Other current assets                                                                         5,759             4,478
                                                                                        --------------    --------------

        Total current assets                                                                    99,433           135,771

 Non-current assets:
    Property and equipment, net                                                                337,309           338,243
    Construction in process                                                                    492,093           264,999
    Trademark, net                                                                             121,410           123,128
    Other assets, net                                                                           19,144            23,238
                                                                                        --------------    --------------

        Total assets                                                                        $1,069,389        $  885,379
                                                                                        ==============    ==============

                                LIABILITIES AND CAPITAL
                                -----------------------

 Current liabilities:
    Current portion of capital lease obligations                                            $    2,721        $    4,055
    Current portion of relinquishment liability                                                 46,508            56,646
    Accounts payable and accrued expenses                                                       72,524            57,601
    Accrued interest payable                                                                    11,041            10,625
                                                                                        --------------    --------------

        Total current liabilities                                                              132,794           128,927

 Non-current liabilities:
     Long-term debt                                                                            628,000           500,000
     Relinquishment liability                                                                  623,257           616,234
     Capital lease obligations, net of current portion                                             950             2,336
                                                                                        --------------    --------------

        Total liabilities                                                                    1,385,001         1,247,497
                                                                                        --------------    --------------

 Commitments and contingencies (Notes 5 and 7)

 Capital:
     Retained Earnings                                                                        (313,321)         (362,118)
     Accumulated other comprehensive loss                                                       (2,291)                -
                                                                                        --------------    --------------
                                                                                              (315,612)         (362,118)
                                                                                        --------------    --------------
        Total liabilities and capital                                                       $1,069,389        $  885,379
                                                                                        ==============    ==============

    The accompanying accountants' review report and notes to the financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Income
                             --------------------
                                (in thousands)
                                --------------

                                                        For the            For the             For the              For the
                                                     Quarter Ended      Quarter Ended      Six Months Ended     Six Months Ended
                                                    March 31, 2001      March 31, 2000      March 31, 2001       March 31, 2000
                                                    ---------------     --------------     ----------------     ----------------
                                                      (unaudited)        (unaudited)         (unaudited)          (unaudited)
Revenues:
   Gaming                                                  $180,605           $175,572             $355,563             $340,519
   Food and beverage                                         11,037             11,680               21,761               22,997
   Retail and other                                          11,981             10,603               28,576               26,034
                                                           --------           --------             --------             --------

       Gross revenues                                       203,623            197,855              405,900              389,550

  Less - Promotional allowances                             (15,843)           (15,646)             (35,030)             (34,029)
                                                           --------           --------             --------             --------

Net revenues                                                187,780            182,209              370,870              355,521
                                                           --------           --------             --------             --------

Cost and expenses:
   Gaming                                                    77,770             74,210              156,159              147,419
   Food and beverage                                          5,942              5,856               12,020               11,864
   Retail and other                                           7,571              6,486               15,474               12,125
   General and administration                                32,352             31,609               71,789               66,026
   Pre-opening costs                                          1,927              1,110                3,316                2,017
   Management fee                                                 -                  -                    -               13,634
   Depreciation and amortization                              6,943              7,760               13,522               15,286
                                                           --------           --------             --------             --------

       Total costs and expenses                             132,505            127,031              272,280              268,371
                                                           --------           --------             --------             --------

Income from operations                                       55,275             55,178               98,590               87,150
                                                           --------           --------             --------             --------

Other income (expense):
   Relinquishment liability reassessment (Note 7)            (8,958)            (5,764)             (17,916)             (11,527)
   Interest and other income                                    578              4,300                1,742                7,545
   Interest expense                                          (5,890)            (9,131)             (11,815)             (23,159)
   Change in fair value of derivative instruments
    (Note 3)                                                    865                  -               (1,277)                   -
                                                           --------           --------             --------             --------
                                                            (13,405)           (10,595)             (29,266)             (27,141)
                                                           --------           --------             --------             --------

Income from continuing operations                            41,870             44,583               69,324               60,009

   Loss from discontinued operations                           (335)               (40)                (527)                (306)
                                                           --------           --------             --------             --------

Net income                                                 $ 41,535           $ 44,543             $ 68,797             $ 59,703
                                                           ========           ========             ========             ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                             Statements of Capital
                             ---------------------
                                (in thousands)
                                --------------

                                                                          For the Six Months           For the Six Months
                                                                         Ended March 31, 2001         Ended March 31, 2000
                                                                         --------------------         --------------------
                                                                              (unaudited)                  (unaudited)
Beginning balance                                                                      $(362,118)                 ($458,052)

Net income                                                                                68,797                     59,703

Accumulated other comprehensive loss                                                      (2,291)                         -

Distributions to Tribe                                                                   (20,000)                   (22,246)
                                                                                       ---------               ------------

Ending balance                                                                         $(315,612)              $   (420,595)
                                                                                       =========               ============


 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        Mohegan Tribal Gaming Authority
                        -------------------------------
                           Statements of Cash Flows
                           ------------------------
                                (in thousands)
                                 ------------

                                                                For the Six Months Ended      For the Six Months Ended
                                                                     March 31, 2001                March 31, 2000
                                                                     --------------                --------------
                                                                      (unaudited)                    (unaudited)

Cash flows provided by operating activities:
Net income                                                                     $  68,797                     $  59,703
Adjustments to reconcile net income to
    net cash flow provided by operating activities:
      Depreciation and amortization                                               13,522                        15,286
      Loss on asset disposal                                                           -                           182
      Provision for losses on receivables                                            275                           414
      Relinquishment liability reassessment                                       17,916                        11,527
      Change in fair value of derivative instruments                               1,277                             -
Changes in operating assets and liabilities:
      Increase in receivables and other assets                                   (16,547)                       (4,623)
      Increase in accounts payable and accrued expenses                           15,339                         2,956
                                                                ------------------------      ------------------------
      Net cash flows provided by operating activities                            100,579                        85,445
                                                                ------------------------      ------------------------

Cash flows used in investing activities:
Purchase of property and equipment                                                (8,744)                       (7,029)
Increase in construction in process                                             (227,094)                      (97,915)
                                                                ------------------------      ------------------------
      Net cash flows used in investing activities                               (235,838)                    (104,944)
                                                                ------------------------      ------------------------

Cash flows provided by (used in) financing activities:
Distributions to Tribe                                                           (20,000)                      (22,246)
Relinquishment payments                                                          (21,031)                            -
Payment on equipment financing                                                    (2,719)                       (5,991)
Proceeds from issuance of long-term debt                                         128,000                             -
Capitalized financing fees                                                        (2,234)                            -
Defeasance trust asset                                                                 -                       135,507
Defeasance liability                                                                   -                      (140,344)
                                                                ------------------------      ------------------------

    Net cash flows provided by (used in) financing activities                     82,016                       (33,074)
                                                                ------------------------      ------------------------

    Net decrease in cash and cash equivalents                                    (53,243)                      (52,573)

Cash and cash equivalents at beginning of period                                 115,731                       276,598
                                                                ------------------------      ------------------------
Cash and cash equivalents at end of period                                     $  62,488                     $ 224,025
                                                                ========================      ========================
Supplemental disclosures:

   Cash paid during the period for interest                                    $  22,111                     $  21,908
                                                                ========================      ========================


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

The accompanying financial statements have been prepared in accordance with the accounting policies described in the Authority's 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The Balance Sheet at September 30, 2000, contained herein, was taken from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States.

Certain amounts in the 2000 financial statements have been reclassified. The reclassification has no effect on the Authority's net income.

In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three and six months ended March 31, 2001 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

2. Discontinued Operations:

On November 29, 2000 the Authority discontinued bingo operations in order to build a smoke-free slot area. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income and have been reported as "Loss from discontinued operations." For the quarter ended March 31, 2001, $335,000 was recorded as loss from discontinued operations relating to severance pay and the disposal of bingo inventory.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------

Senior Notes

On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8.125% per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $500.0 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement payment (see Note 7) to TCA will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes. As of March 31, 2001, accrued interest on the Senior Notes was $4.1 million.

Senior Subordinated Notes

On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA (see Note 7). The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations. As of March 31, 2001, accrued interest on the Senior Subordinated Notes was $6.6 million.

Bank Credit Facility

On March 3, 1999, the Authority entered into the $425.0 million Bank Credit Facility, which will mature in March of 2004. The Bank Credit Facility agreement provided the Authority the right to increase the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads. Interest on each LIBOR loan, which is for a term of three months or less, shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan, which is for a term of more than three months, is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the related interest period. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. As of March 31, 2001, the Authority has borrowed $128.0 million under the Bank Credit Facility. Accrued interest on the Bank Credit Facility was $416,000 as of March 31, 2001. One-month LIBOR as of March 31, 2001 was 5.08%.

The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of March 31, 2001 and 2000, the Authority was in compliance with all financial covenant requirements.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet the Tribe and debt-holder obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within the established limits.

The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS No. 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at March 31, 2001.


--------------------------------------------------------------------------------
                                 Notional          Cost            Market
--------------------------------------------------------------------------------
Interest Rate Cap
   Strike Rate - 8%              $22,314,600       $410,000        $      2,000
--------------------------------------------------------------------------------

Interest Rate Collar
   Ceiling Strike Rate - 8%
   Floor Strike Rate - 6%          1,353,800        295,000          (1,665,267)
--------------------------------------------------------------------------------

Interest Rate Swap
   Pay fixed - 6.35%
   Receive Variable                  676,900        221,000          (  980,111)
--------------------------------------------------------------------------------
        Total                    $24,345,300       $926,000         ($2,643,378)
--------------------------------------------------------------------------------


All derivative instruments are based on one-month LIBOR. One-month LIBOR was 5.08% and 6.61% on March 31, 2001 and September 30, 2000, respectively.

There was no gain or loss recognized on the sale of the derivative instruments. For the quarter ended March 31, 2001, the Authority recognized a net gain of $865,000 relating to the change in fair value of its derivative instruments, which is reflected as other income in the statements of income. The net gain is due to a decrease in the market value of the derivative instrument of approximately $1.4 million offset by a reclassification of approximately $2.3 million to accumulated other comprehensive loss relating to the derivative instruments becoming effective during the quarter ended March 31, 2001. For the six months ended March 31, 2001, the Authority recognized a net loss of $1.3 million relating to the change in the fair value of its derivative instruments, which is reflected as other expense in the statements of income.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


Letters of Credit

The Authority has available a $250,000 unsecured letter of credit that will expire on August 31, 2001 and a $550,000 letter of credit agreement that expires on April 16, 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. The Authority had a $250,000 letter of credit that expired on January 11, 2001. As of March 31, 2001, no amounts were drawn on the letters of credit.

4. Leases:

At March 31, 2001, the Authority was obligated under capital leases to make future minimum lease payments as follows:


For the fiscal year ending September 30,
------------------------------------------
(In Thousands)
2001                                        $ 1,452
2002                                          2,357
2003                                             64
                                            -------

Total minimum lease payments                  3,873

Amount representing interest                   (202)
                                            -------

Total obligation under capital leases         3,671
Less:  Amount due within one year            (2,721)
                                            -------

Amount due after one year                   $   950
                                            =======

On April 18, 2001, the Authority paid $1.4 million to buy out two of its capital lease obligations.

Operating lease expenses, excluding costs to obtain assets, were $902,000 and $1.8 million, respectively for the three and six months ended March 31, 2000. No operating leases existed during the six months ended March 31, 2001.

5. Commitments and Contingencies:

Project Sunburst

The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, on Project Sunburst. As of March 31, 2001, the Authority has spent $468.0 million, excluding capitalized interest. Project Sunburst expenditures for the remainder of fiscal 2001 are expected to total $296.2 million. The remaining $195.8 million is anticipated to be spent during fiscal 2002.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------


The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut (except those consented to by the Tribe and/or the Mashantucket Pequot Tribe). For the three months ended March 31, 2001 and 2000 the Authority incurred expenses associated with the Slot Win Contribution of $33.8 million and $32.7 million, respectively. The Authority reflected expenses associated with Slot Win Contribution totaling $66.8 million and $63.6 million, respectively for the six months ended March 31, 2001 and 2000.

Town of Montville Agreement

On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. As of March 31, 2001, the Authority has fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years. The Tribe has assigned its rights and obligations in this agreement to the Authority.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of March 31, 2001, Perini has received $11.1 million of the $20.5 million fee which has been included in construction in process in the accompanying balance sheets. The Authority retains a portion of the construction expenditures until the completion of Project Sunburst. As of March 31, 2001, construction retainage totaled $20.8 million, which has been included in accounts payable and accrued expenses in the accompanying balance sheets. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

6. Related Party Transactions:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2001 and 2000, the Authority incurred expenses of $2.7 million and $2.5 million, respectively, and $5.5 million and $4.6 million for the six months ended March 31, 2001 and 2000, respectively, for such services. Distributions to the Tribe for the three months ended March 31, 2001 and 2000 were $10.0 million and $12.0 million, respectively. Distributions to the Tribe for the six months ended March 31, 2001 and 2000 were $20.0 million and $22.2 million, respectively.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


7. TCA Agreements:

Management Agreement

Previously, the Tribe and TCA had entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the six months ended March 31, 2000. There were no management fees for the quarters ended March 31, 2001 and 2000 and for the six months ended March 31, 2001 due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

Relinquishment Agreement

In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement") which superseded the Management Agreement effective January 1, 2000 (the "Relinquishment Date"). The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, the revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of Revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000 and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days subsequent to the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention /events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility, but not the gross receipts of such lessees, licenses and concessionaires). TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The amount in dispute does not have a material effect on the Authority's financial statements as of March 31, 2001.

The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At March 31, 2001, approximately $10.2 million was included in the relinquishment liability resulting from relinquishment fees earned from January 1, 2001 through March 31, 2001. At March 31, 2001, the relinquishment liability was reassessed to be $669.8 million from $672.9 million as of September 30, 2000. For the three and six months ended March 31, 2001, the reassessment for the time value of money due to the passage of time was $9.0 million and $17.9 million, respectively. For the three months ended March 31, 2001, the Authority made Senior Relinquishment Payments of $5.1 million and Junior Relinquishment Payments of $10.5 million. For the six months ended March 31, 2001, the Authority made Senior Relinquishment Payments of $10.5 million and Junior Relinquishment Payments of $10.5 million.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                        -------------------------------
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                  ------------------------------------------


Development Agreement

The Authority has negotiated an agreement with TCA (the "Development Agreement"), pursuant to which TCA has been made the exclusive developer of Project Sunburst. Under the Development Agreement, TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14.0 million for such services based on the incremental completed percentage of Project Sunburst. As of March 31, 2001, TCA had earned $7.1 million of the $14.0 million in development fees. This fee is included in construction in process.

8.  Employee Benefits Plans:

The Authority maintains a retirement savings plan for its employees under
Section 401(k) of the Internal Revenue Code. The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to this plan. The Authority matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $775,000 and $681,000 respectively, to this plan for the quarters ended March 31, 2001 and 2000. Cumulative contributions have totaled $1.5 million and $1.3 million for the six months ended March 31, 2001 and 2000, respectively

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the quarter ended March 31, 2001, contributions, net of withdrawals, by Authority employees totaled ($68,000). For the six months ended March 31, 2001 and 2000, contributions, net of withdrawals, by Authority employees totaled $231,000 and $192,000. Cumulative contributions by Authority employees to the plan have totaled $1.1 million.

9.  Due from the Tribe:

At March 31, 2001, amounts due from the Tribe relate to payments made by the Authority on behalf of the Tribe for various operating expenses and the construction of the Tax-Exempt Utilities and the Public Safety Facility that will service the Mohegan Reservation. The Tribe anticipates obtaining tax-exempt financing which will, among other things, be used to repay the Authority.

10. Comprehensive Income:

SFAS No. 130 "Reporting Comprehensive Income", requires that the Authority disclose comprehensive income and its components. The objective of SFAS No. 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income").

The Authority has reclassified the intrinsic value associated with its derivative instruments in accordance with SFAS No. 133 upon becoming effective during the quarter ended March 31, 2001.


                               For the                   For the                For the Six              For the Six
                               Quarter                   Quarter                Months Ended             Months Ended
                         Ended March 31, 2001      Ended March 31, 2000        March 31, 2001           March 31, 2000
                         --------------------      --------------------       ----------------         ----------------
Net Income                        $   41,535                $    44,543              $  68,797                $  59,703
Derivative Instruments
adjustment                            (2,291)                         -                 (2,291)                       -
                         -------------------       --------------------       ----------------         ----------------
Comprehensive Income              $   39,244                $    44,543              $  66,506                $  59,703
                         ===================       ====================       ================         ================

11. Subsequent Events:

On April 18, 2001, the Authority opened its smoke-free slot area, The Hall of the Lost Tribes. The highly thematic smoke-free gaming venue features 637 slot machines, quick service dining, and a new cocktail bar with video poker. The Hall of the Lost Tribes is anticipated to be completed for $18.0 million, $2.0 million below the original $20.0 million budget.

On April 18, 2001, the Authority announced that all employees will be enrolled in a Defined Contribution Retirement Plan ("The Plan") sponsored by the Authority. The Plan will be effective July 2001 and contributions by the Authority will be based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years.

Item 2 --  Management's Discussion and Analysis of Financial Condition and

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000:

Net revenues for the three months ended March 31, 2001 were $187.8 million compared to $182.2 million reported for the same period of the prior year. This 3.1% increase is primarily attributable to an increase in gaming revenues.

Gaming revenues totaled $180.6 million for the three months ended March 31, 2001 compared to $175.6 million for the three months ended March 31, 2000. The 2.9% increase in gaming revenues is due to a 2.1% growth in slot machine revenues and a 5.8% increase in table game revenues.

For the three months ended March 31, 2001, food and beverage revenues were $11.0 million compared to $11.7 million for the three months ended March 31, 2000. The 5.5% decrease in food and beverage revenues is attributable to a 11.8% decrease in food covers for the three months ended March 31, 2001 as compared to the same period in the prior year.

Retail and other revenues were $12.0 million and $10.6 million for the three months ended March 31, 2001 and 2000, respectively. This represents growth of $1.4 million, or 13.0%, over the same period in the prior year. Of the $1.4 million increase in retail and other revenues, $313,000 is attributable to increased retail revenues, $586,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center and $389,000 is attributable to increased entertainment revenue.

Promotional allowances totaled $15.8 million for the three months ended March 31, 2001, representing a $197,000, or 1.3%, increase over the same period in the prior year. The growth is attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 8.8% and 8.9% for the three months ended March 31, 2001 and 2000, respectively.

Total costs and expenses were $132.5 million for the three months ended March 31, 2001, an increase of $5.5 million or 4.3% over the same period in the prior year. The increase is primarily the result of increases in gaming, retail, general and administrative costs and higher utility costs.

Gaming costs and expenses were $77.8 million for the three months ended March 31, 2001, an increase of $3.6 million, or 4.8%, over the same period in the prior year. The slot win contribution totaled $33.8 million and $32.7 million for the three months ended March 31, 2001 and 2000, respectively. The Slot Win Contribution increase of $1.1 million, or 3.4%, over the same period in the prior year is attributable to the $2.7 million, or 2.1%, increase in slot revenues. Also contributing to the increase was an effective slot tax rate of 25.7% for the three months ended March 31, 2001 compared to 25.4% for the same period in the prior year.

Food and beverage costs were $5.9 million for the three months ended March 31, 2001, an increase of $86,000, or 1.5%, over the same period in the prior year. The increase is primarily attributable to higher labor and benefit costs.

Retail and other costs were $7.6 million for the three months ended March 31, 2001, an increase of $1.1 million, or 16.7%, over the same period in the prior year. The increase is directly attributable to the 13.0% growth in retail and other revenues which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

General and administrative costs were $32.4 million for the three months ended March 31, 2001. The increase of $743,000, or 2.4%, over the same period in the prior year is attributable to continued marketing and advertising campaigns, higher utility costs and the addition of the Uncas Pavilion, a temporary entertainment structure used for special events. Management believes marketing programs have driven incremental patronage, expanding our brand awareness and market share.

Pre-opening costs totaled $1.9 million for the three months ended March 31, 2001 and are primarily comprised of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun incurred pre-opening expansion costs of $1.1 million for the three months ended March 31, 2000.

For the three months ended March 31, 2001, depreciation and amortization decreased by $817,000, or 10.5%, over the same period in the prior year. The decrease is attributable to decreased depreciation on furniture and equipment, versus the same period in the prior year, and the acceleration of the amortization of capitalized interest in the prior year. Depreciation and amortization for the three months ended March 31, 2001 and 2000 were $6.9 million and $7.8 million, respectively.

Income from operations for the three months ended March 31, 2001 totaled $55.3 million, compared to $55.2 million for the same period in the prior year. This represents a $97,000 increase over the same period in the prior year.

For the three months ended March 31, 2001, the relinquishment liability reassessment was $9.0 million compared to $5.8 million for the same period in the prior year. This increase of $3.2 million, or 55.4%, is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

Interest and other income were $578,000 for the three months ended March 31, 2001, a decrease of $3.7 million, or 86.6%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $20.6 million and $193.7 million for the three months ended March 31, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense of $5.9 million for the three months ended March 31, 2001 represented a decrease of $3.2 million, or 35.5%, over the same period in the prior year. This decrease was mainly attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $5.9 million for the three months ended March 31, 2001 compared to $1.8 million for the same period in the prior year. The weighted average interest rate for the three months ended March 31, 2001 was 8.2%, compared to 8.4% for the three months ended March 31, 2000. The weighted average outstanding debt was $595.9 million for the three months ended March 31, 2001, compared to $514.3 million for the three months ended March 31, 2000.

The change in fair value of derivative instruments of $865,000 was attributable to a decrease in the market value of the derivative instrument held at March 31, 2001 of $1.4 million. This was offset by a reclassification of $2.3 million to accumulated other comprehensive loss relating to the derivative instruments becoming effective during the quarter ended March 31, 2001. The Authority held no derivative instruments during the quarter ended March 31, 2000.

Comparison of Operating Results for the Six Months Ended March 31, 2001 and
2000:

Net revenues for the six months ended March 31, 2001 were $370.9 million compared to $355.5 million reported for the same period of the prior year. This 4.3% increase is primarily attributable to growth in gaming revenues.

Gaming revenues totaled $355.6 million for the six months ended March 31, 2001 compared to $340.5 million for the six months ended March 31, 2000. The increase of 4.4% in gaming revenues is due to a 3.9% growth in slot machine revenues and a 6.6% increase in table game revenues.

For the six months ended March 31, 2001, food and beverage revenues were $21.8 million compared to $23.0 million for the six months ended March 31, 2000. The 5.4% decrease in food and beverage revenues is attributable to an 8.0% decrease in food covers for the six months ended March 31, 2001 as compared to the same period in the prior year.

Retail and other revenues were $28.6 million and $26.0 million for the six months ended March 31, 2001 and 2000, respectively. This represents growth of $2.6 million or 9.8%, over the same period in the prior year. Of the $2.6 million increase in retail and other revenues, $1.6 million is attributable to increased retail revenues and $1.5 million is attributable to the increased sales at the Mohegan Sun gasoline and convenience center. The increase is offset by a decrease in entertainment and other revenue of $550,000.

Promotional allowances totaled $35.0 million for the six months ended March 31, 2001, representing a $1.0 million, or 2.9%, increase over the same period in the prior year. The growth is primarily attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.9% and 10.0% for the six months ended March 31, 2001 and 2000, respectively.

Total costs and expenses were $272.3 million for the six months ended March 31, 2001, an increase of $3.9 million or 1.5% over the same period in the prior year. The increase is a result of increases in gaming, retail, general and administrative costs and higher utility costs, partially offset by a reduction in management fees due to the termination of the Management Agreement.

Gaming costs and expenses were $156.2 million for the six months ended March 31, 2001, an increase of $8.7 million, or 5.9%, over the same period in the prior year. The Slot Win Contribution totaled $66.8 million and $63.6 million for the six months ended March 31, 2001 and 2000, respectively. The Slot Win Contribution increase of $3.2 million, or 5.1%, over the same period in the prior year is attributable to the $9.8 million, or 3.9%, increase in slot revenues. Also contributing to the increase was an effective slot tax rate of 25.7% for the six months ended March 31, 2001 compared to 25.4% for the same period in the prior year.

Food and beverage costs were $12.0 million for the six months ended March 31, 2001, an increase of $156,000, or 1.3%, over the same period in the prior year. The increase is primarily attributable to higher labor and benefit costs.

Retail and other costs were $15.5 million for the six months ended March 31, 2001, an increase of $3.3 million, or 27.6%, over the same period in the prior year. The increase is attributable to the 9.8% growth in retail and other revenues which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

General and administrative costs were $71.8 million for the six months ended March 31, 2001. The increase of $5.8 million, or 8.7%, over the same period in the prior year is attributable to continued marketing and advertising campaigns, combined with higher utility costs. Management believes marketing programs have driven incremental patronage, expanding our brand awareness and market share.

Pre-opening costs totaled $3.3 million for the six months ended March 31, 2001 and are primarily comprised of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun incurred pre-opening expansion costs of $2.0 million for the six months ended March 31, 2000.

For the six months ended March 31, 2001, depreciation and amortization decreased by $1.8 million, or 11.5%, over the same period in the prior year. The decrease is attributable to decreased depreciation on furniture and equipment versus the same period in the prior year, and the acceleration of the trademark and capitalized interest amortization in the prior year. Depreciation and amortization for the six months ended March 31, 2001 and 2000 were $13.5 million and $15.3 million, respectively.

Income from operations for the six months ended March 31, 2001 totaled $98.6 million, compared to $87.2 million for the same period in the prior year. This represents a $11.4 million or 13.1% increase over the same period in the prior year.

For the six months ended March 31, 2001, the relinquishment liability reassessment was $17.9 million compared to $11.5 million for the same period in the prior year. This increase of $6.4 million, or 55.4%, is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

Interest and other income were $1.7 million for the six months ended March 31, 2001, a decrease of $5.8 million, or 76.9%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $21.3 million and $110.0 million for the six months ended March 31, 2001 and 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense of $11.8 million for the six months ended March 31, 2001 represented a decrease of $11.3 million, or 49.0%, over the same period in the prior year. This decrease was mainly attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $10.7 million for the six months ended March 31, 2001 compared to $2.9 million for the same period in the prior year. The weighted average interest rate for the six months ended March 31, 2001 was 8.3%, compared to 8.4% for the six months ended March 31, 2000. The weighted average outstanding debt was $550.1 million for the six months ended March 31, 2001, compared to $515.8 million for the six months ended March 31, 2000.

The change in fair value of derivative instruments of $1.3 million was attributable to the decrease in the market value of derivative instruments held at March 31, 2001. The Authority held no derivative instruments during the six months ended March 31, 2000.

Liquidity, Capital Resources and Capital Spending

As of March 31, 2001 and September 30, 2000, the Authority held cash and cash equivalents of $62.5 million and $115.7 million, respectively. Cash provided by operating activities was $100.6 million for the six months ended March 31, 2001 compared to cash provided by operating activities of $85.4 million for the same period in the prior year. During fiscal 2001, the Authority has drawn $128.0 million from the Bank Credit Facility. During fiscal 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal 1999, for the sum of $140.3 million including all accrued and deferred interest on December 30, 1999.

On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. In November 2000, the Authority exercised its right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-bank Offer Rate ("LIBOR") based formula plus applicable spreads. Interest on each LIBOR loan, which is for a term of three months or less, shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the interest period. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full quarter following the completion date of Project Sunburst. As of March 31, 2001, there was $128.0 million outstanding on the Bank Credit Facility. The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. Subsequent to March 31, 2001 the Authority borrowed an additional $52.0 million under the Bank Credit Facility to fund Project Sunburst costs. The Authority anticipates Bank Credit Facility draws to total $240.0 million for fiscal 2001. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against the exposure to interest rate fluctuations on the Bank Credit Facility.



In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, may be used to pay costs in excess of the Project Sunburst budget.

In November 2000, the Tribe approved a formal resolution increasing the expansion budget from $800.0 million to $960.0 million (excluding capitalized interest, which will be paid from internally generated funds). The Authority, in conjunction with the Tribe, has increased the Project Sunburst budget to $960.0 million for three reasons: (1) expected increases in Project Sunburst labor costs because of the extremely competitive nature of the Northeast construction labor market; (2) enhancements to project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and (3) quality improvements to the hotel and public areas. As a result of the increase to the Project Sunburst budget, the Authority anticipates seeking to issue an additional $150.0 million of subordinated notes or a term loan. The remainder of the increase will be funded through internally generated funds.

The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $235.8 million for the six months ended March 31, 2001 versus $104.9 million for the same period in the prior year. Project Sunburst construction costs of $203.2 million, excluding $10.7 million of capitalized interest, were expended during the six months ended March 31, 2001. The Casino of the Sky, Mohegan Sun Arena and the Shops at Mohegan Sun are expected to open in October 2001. The 1,200-room hotel and the convention space are expected to open in April 2002. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $11.7 million and $7.7 million for the six months ended March 31, 2001 and 2000, respectively. Expenditures for the Eagleview employee parking center ("Employee Parking Center") totaled $24.9 million of which $1.2 million was spent during the six months ended March 31, 2001. Expenditures on the property's utility enhancements have totaled $20.9 million, of which $3.9 million was spent during the six months ended March 31, 2001. Expenditures for the new 637-unit smoke-free slot area, The Hall of the Lost Tribes, have totaled $5.1 million through March 31, 2001.

Cumulative Project Sunburst construction costs totaled $468.0 million, excluding capitalized interest, through March 31, 2001. For the remainder of fiscal 2001, based on TCA estimates, the Authority anticipates Project Sunburst spending to be $296.2 million, excluding capitalized interest.

For fiscal 2001, the Authority expects capital expenditures to total approximately $25.0 million on facility improvements and maintenance capital expenditures, $499.4 million, excluding capitalized interest, on Project Sunburst construction, $1.0 million on an employee day care center and $8.0 million on an additional patron garage. The Authority anticipates spending $18.0 million on The Hall of the Lost Tribes, $2.0 million below the $20.0 million budget.

The Authority commenced construction of an electrical and water system infrastructure ("Infrastructure Improvements"), estimated to cost $35.0 million, that will service Mohegan Sun and other facilities. The upgrades provide the most efficient manner of handling the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The construction was funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. As of March 31, 2001, approximately $20.9 million has been incurred. Anticipated Infrastructure Improvements spending for the final six months of fiscal 2001 is $14.1 million.

The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the Employee Parking Center in March 1999. The Employee Parking Center includes 2,700 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. The Employee Parking Center opened in June 2000. The total cost of the Employee Parking Center was $24.9 million. The Employee Parking Center was completed in January 2001.

The Tribe commenced construction of a Public Safety Facility, within the Eagleview complex, that will service the Mohegan Reservation. Construction was initially funded by the Authority and subsequently reimbursed by the Tribe. The total cost of the Public Safety Facility is $6.8 million. The Authority has also initially funded other Tribal projects, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the Public Safety spaces referred to above, is $32.1 million. To date $16.3 million has been reimbursed by the Tribe, and $15.8 million is reflected in amounts due from Tribe in the Authority's balance sheet as of March 31, 2001.

During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of March 31, 2001, TCA has earned $7.1 million of the development fee of which $5.5 million has been paid.

Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated to be $669.8 million as of March 31, 2001. In October 2000, the Authority paid $5.5 million in Senior Relinquishment Payments. On January 25, 2001, the Authority paid $5.1 million in Senior Relinquishment payments and $10.5 million in Junior Relinquishment Payments. On April 25, 2001, the Authority paid $5.1 million in Senior Relinquishment Payments.

During the six months ended March 31, 2001 and 2000, the Authority distributed $20.0 million and $22.2 million, respectively, to the Tribe.

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

Item 3 -- Quantitative and Qualitative Disclosure of Market Risk

The Authority is exposed to inherent market risk on the following:

At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of March 31, 2001, the Authority has drawn $128.0 million on the Bank Credit Facility. On April 26, 2001, the Authority drew an additional $52.0 million on the Bank Credit Facility in connection with Project Sunburst.

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet the Tribe and debt-holder obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships.
All derivatives are evaluated quarterly and were deemed to be effective at March 31, 2001.

Derivative instruments held by the Authority at March 31, 2001 are as follows:

-----------------------------------------------------------------------------------------------------
                                Effective     Maturity      Notional         Cost          Market
                                   Date         Date
-----------------------------------------------------------------------------------------------------
Interest Rate Cap
    Strike Rate - 8%            October 1,    October        $22,314,600     $410,000      $    2,000
                                   2000       1, 2003
-----------------------------------------------------------------------------------------------------

Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%     January 2,    March 1,         1,353,800      295,000      (1,665,267)
                                   2001         2004
-----------------------------------------------------------------------------------------------------

Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable           January 2,    March 1,           676,900      221,000        (980,111)
                                   2001         2004
-----------------------------------------------------------------------------------------------------
              Total                                          $24,345,300     $926,000     ($2,643,378)
-----------------------------------------------------------------------------------------------------

All derivative instruments are based upon one-month LIBOR, which was 5.08% on March 31, 2001.

                         PART II -  OTHER INFORMATION:


Item 1  --  Legal Proceedings

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


                                             MOHEGAN TRIBAL GAMING AUTHORITY
                                             -------------------------------


Date: May 11, 2001                           By: /s/ Mark F. Brown
                                                 -------------------------------
                                             Mark F. Brown
                                             Chairman, Management Board



Date: May 11, 2001                           By: /s/  William J. Velardo
      ------------                           -----------------------------------
                                             William J. Velardo
                                             President and General Manager


Date: May 11, 2001                           By:  /s/ Jeffrey E. Hartmann
      ------------                           -----------------------------------
                                             Jeffrey E. Hartmann, Executive Vice
                                             President Finance/
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)