Form 10-K/A
period 2000-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-07-23
CIK 1005276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                  Form 10-K/A
                                 Amendment #1


             Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2000


                       Commission file number 033-80655
                                _______________

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (Exact Name of Registrant as Specified in its Charter)

                Connecticut                          06-1436334
    (State of Incorporation of Registrant)           (I.R.S. Employer I.D. No.)

                           One Mohegan Sun Boulevard
                        Uncasville, Connecticut  06382
                   (Address of Principal Executive Offices)

                                (860) 862-8000
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None
                                ______ ________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


================================================================================

          The registrant hereby amends and restates in its entirety "Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K" of its Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities Exchange Commission on December 14, 2000. The purpose of this amendment is to correct the description of certain exhibits.


                               TABLE OF CONTENTS

 Item                                                                       Page
------                                                                      ----
         PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      3

                                _______________

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

A(3).  Exhibits

Exhibit No.  Description
-----------  -----------

3.1          Constitution of the Mohegan Tribe of Indians of Connecticut*

3.2 Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995*

4.1 Note Purchase Agreement dated September 29, 1995 between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited*

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

4.5 Senior Registration Rights Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BancBoston Robertson Stephens Inc. and Fleet Securities, Inc.**

4.6 Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority**

4.7 Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6)**

4.8 Senior Subordinated Registration Rights Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BancBoston Robertson Stephens Inc. and Fleet Securities, Inc.**

10.1 The Mohegan Tribe - State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (the "Compact")*

10.2 Agreement dated April 25, 1994 between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (the "Resolution Agreement")*

10.3 Memorandum of Understanding dated May 17, 1994 between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement*

10.4 Agreement between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut*

10.5 Land Lease dated September 29, 1995 between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority; Amendment of Land Lease dated September 29, 1995*

10.6 Amendment to the Land Lease dated February 18, 1999 between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority**

10.7 Amended and Restated Gaming Facility Management Agreement dated August 30, 1995 between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Trading Cove Associates*

10.8 Development Services Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates***

10.9 Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates***

10.10 The Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent, Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead Arranger and each lender named therein**

10.11 Escrow Deposit Agreement dated March 3, 1999 by and among the Mohegan Tribal Gaming Authority and First Union National Bank**

10.12 Construction Reserve Disbursement Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank**

10.13 The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement dated September 1, 1998 between the Authority and Merrill Lynch Trust**

10.14 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and William J. Velardo**

10.15 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess**

10.16 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann**

10.17 Amendment No. 1 to Loan Agreement dated as of November 30, 2000 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association ****

     * Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), filed with the Securities and Exchange Commission on December 21, 1995, as amended, and incorporated herein by reference

     ** Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), filed with the Securities and Exchange Commission on April 21, 1999, and incorporated herein by reference

     *** Filed by the Authority with its Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein reference

     **** Filed by the Authority with its Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference


A(4).        Reports on Form 8-K.

                    None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2001.

                                            MOHEGAN TRIBAL GAMING AUTHORITY

                                            By:/s/ Mark F. Brown
                                               ---------------------------------
                                            Mark F. Brown
                                            Chairman, Management

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacity indicated on July 23, 2001.

Signature                             Title
/s/ Mark F. Brown
----------------------                Chairman, Management Board
Mark F. Brown