Form 10-Q
period 2001-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-08-10
CIK 1005276

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

  For the quarterly period ended: June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to

                        Commission file number 033-80655

                               ----------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
             (Exact name of registrant as specified in its charter)

                Connecticut                                   06-1436334
      (State or other jurisdiction of                       (IRS employer
       incorporation or organization)                    Identification No.)

      One Mohegan Sun Boulevard,                         06382
            Uncasville, CT                             (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code (860) 862-8000

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
            Title of Each Class                           on which Registered
            -------------------                          ---------------------

                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                                      None

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                         Number
                                                                         ------

                     PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Review Report of Independent Public Accountants.......................     1

  Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2001
   (unaudited) and September 30, 2000...................................     2

  Statements of Income of Mohegan Tribal Gaming Authority for the Three
   and Nine Months Ended June 30, 2001 and 2000 (unaudited).............     3

  Statements of Capital of Mohegan Tribal Gaming Authority for the Nine
   Months Ended June 30, 2001 and 2000 (unaudited)......................     4

  Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
   Nine Months Ended June 30, 2001 and 2000 (unaudited).................     5

  Notes to Financial Statements of Mohegan Tribal Gaming Authority......  6-13

Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................. 14-20

Item 3--Quantitative and Qualitative Disclosure of Market Risk..........    21

                       PART II--OTHER INFORMATION

Item 1--Legal Proceedings...............................................    22

Item 2--Changes in Securities...........................................    22

Item 3--Defaults upon Senior Securities.................................    22

Item 4--Submission of Matters to a Vote of Security Holders.............    22

Item 5--Other Information...............................................    22

Item 6--Exhibits and Reports on Form 8-K................................    22

Signatures--Mohegan Tribal Gaming Authority.............................    23

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of June 30, 2001 and the related statements of income for the three and nine month periods ended June 30, 2001 and 2000 and the statements of capital and cash flows for the nine months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Authority's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, and the related statements of income, capital and cash flows for the three years then ended (not presented separately herein) and in our report dated December 1, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Hartford, Connecticut
August 8, 2001

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                 BALANCE SHEETS
                                 (in thousands)

                                                        June 30,    September 30,
                                                          2001          2000
                                                       -----------  -------------
                                                       (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents........................... $   76,239    $  115,731
  Receivables, net....................................      7,891         7,161
  Due from Tribe......................................     27,637           824
  Inventories.........................................      9,217         7,577
  Other current assets................................      5,904         4,478
                                                       ----------    ----------
    Total current assets..............................    126,888       135,771

Non-current assets:
  Property and equipment, net.........................    350,424       338,243
  Construction in process.............................    640,554       264,999
  Trademark, net......................................    120,551       123,128
  Other assets, net...................................     18,444        23,238
                                                       ----------    ----------
    Total assets...................................... $1,256,861    $  885,379
                                                       ==========    ==========

               LIABILITIES AND CAPITAL
               -----------------------

Current liabilities:
  Current portion of capital lease obligations........ $    1,739    $    4,055
  Current portion of relinquishment liability.........     46,897        56,646
  Accounts payable and accrued expenses...............     79,986        57,601
  Accrued interest payable............................     21,540        10,625
                                                       ----------    ----------
    Total current liabilities.........................    150,162       128,927

Non-current liabilities:
  Long-term debt......................................    774,000       500,000
  Relinquishment liability............................    626,736       616,234
  Capital lease obligations, net of current portion...        222         2,336
  Other long-term liabilities.........................         45           --
                                                       ----------    ----------
    Total liabilities.................................  1,551,165     1,247,497
                                                       ----------    ----------

Commitments and contingencies (Notes 5 and 7)

Capital:
  Retained Earnings (Deficit).........................   (292,733)     (362,118)
  Accumulated other comprehensive loss................     (1,571)          --
                                                       ----------    ----------
                                                         (294,304)     (362,118)
                                                       ----------    ----------
    Total liabilities and capital..................... $1,256,861    $  885,379
                                                       ==========    ==========

     The accompanying accountants' review report and notes to the financial statements
          should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                              STATEMENTS OF INCOME
                                 (in thousands)

                             For the       For the         For the           For the
                          Quarter Ended Quarter Ended Nine Months Ended Nine Months Ended
                          June 30, 2001 June 30, 2000   June 30, 2001     June 30, 2000
                          ------------- ------------- ----------------- -----------------
                           (unaudited)   (unaudited)     (unaudited)       (unaudited)
Revenues:
 Gaming.................    $192,053      $177,993        $547,616          $518,512
 Food and beverage......      12,849        11,242          34,610            34,239
 Retail and other.......      14,014        12,286          42,590            38,319
                            --------      --------        --------          --------
  Gross revenues........     218,916       201,521         624,816           591,070
 Less--Promotional
  allowances............     (18,374)      (16,712)        (53,404)          (50,741)
                            --------      --------        --------          --------
Net revenues............     200,542       184,809         571,412           540,329
                            --------      --------        --------          --------
Cost and expenses:
 Gaming.................      86,965        78,108         243,123           225,527
 Food and beverage......       6,442         5,565          18,462            17,429
 Retail and other.......       7,002         3,771          22,476            15,896
 General and
  administration........      32,009        32,094         103,798            98,120
 Pre-opening costs......       3,724         1,381           7,040             3,398
 Management fee.........         --            --              --             13,634
 Depreciation and
  amortization..........       8,503         7,500          22,025            22,786
                            --------      --------        --------          --------
   Total costs and
    expenses............     144,645       128,419         416,924           396,790
                            --------      --------        --------          --------
Income from operations..      55,897        56,390         154,488           143,539
                            --------      --------        --------          --------
Other income (expense):
 Relinquishment
  liability reassessment
  (Note 7)..............      (8,958)       (5,763)        (26,874)          (17,290)
 Interest and other
  income................         648         2,892           2,390            10,437
 Interest expense.......      (6,011)       (8,132)        (17,826)          (31,291)
 Loss on disposition of
  assets................        (114)          --             (114)              --
 Change in fair value of
  derivative instruments
  (Note 3)..............        (810)          --           (2,088)              --
                            --------      --------        --------          --------
                             (15,245)      (11,003)        (44,512)          (38,144)
                            --------      --------        --------          --------
Income from continuing
 operations.............      40,652        45,387         109,976           105,395
 Loss from discontinued
  operations............         (64)         (159)           (591)             (465)
                            --------      --------        --------          --------
Net income..............    $ 40,588      $ 45,228        $109,385          $104,930
                            ========      ========        ========          ========

 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                 (in thousands)

                                        For the Nine Months For the Nine Months
                                        Ended June 30, 2001 Ended June 30, 2000
                                        ------------------- -------------------
                                            (unaudited)         (unaudited)
Beginning balance......................      $(362,118)          $(458,052)
Net income.............................        109,385             104,930
Accumulated other comprehensive loss...         (1,571)                --
Distributions to Tribe.................        (40,000)            (32,245)
                                             ---------           ---------
Ending balance.........................      $(294,304)          $(385,367)
                                             =========           =========



 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    For the Nine  For the Nine
                                                    Months Ended  Months Ended
                                                    June 30, 2001 June 30, 2000
                                                    ------------- -------------
                                                     (unaudited)   (unaudited)
Cash flows provided by operating activities:
  Net income.......................................   $ 109,385     $ 104,930
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation and amortization..................      22,025        22,786
    Loss on disposition of assets..................         114           182
    Provision for losses on receivables............         288           542
    Relinquishment liability reassessment..........      26,874        17,290
    Change in fair value of derivative
     instruments...................................       2,088           --
  Changes in operating assets and liabilities:
    Increase in receivables and other assets.......     (30,281)      (32,210)
    Increase in accounts payable and accrued
     expenses......................................      33,345        12,924
                                                      ---------     ---------
      Net cash flows provided by operating
       activities..................................     163,838       126,444
                                                      ---------     ---------
Cash flows used in investing activities:
  Purchase of property and equipment...............     (28,524)      (70,863)
  Increase in construction in process..............    (375,555)      (79,834)
  Proceeds from asset sale.........................          89           --
                                                      ---------     ---------
      Net cash flows used in investing activities..    (403,990)     (150,697)
                                                      ---------     ---------
Cash flows provided by (used in) financing
 activities:
  Distributions to Tribe...........................     (40,000)      (32,245)
  Relinquishment payments..........................     (26,121)       (4,948)
  Payment on equipment financing...................      (4,430)       (9,076)
  Proceeds from issuance of long-term debt.........     274,000           --
  Capitalized financing fees.......................      (2,789)          --
  Defeasance trust asset...........................         --        135,507
  Defeasance liability.............................         --       (140,344)
                                                      ---------     ---------
      Net cash flows provided by (used in)
       financing activities........................     200,660       (51,106)
                                                      ---------     ---------
      Net decrease in cash and cash equivalents....     (39,492)      (75,359)
Cash and cash equivalents at beginning of period...     115,731       276,598
                                                      ---------     ---------
Cash and cash equivalents at end of period.........   $  76,239     $ 201,239
                                                      =========     =========
Supplemental disclosures:
  Cash paid during the period for interest.........   $  25,078     $  22,148
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

   In the opinion of the Authority, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results reflected in the financial statements for the three and nine months ended June 30, 2001 are not necessarily indicative of expected results for the full year, as the casino industry in Connecticut is seasonal in nature.

 New Accounting Standard

   On June 30, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. Upon adoption of the Standard, the trademark will continue to be amortized on a straight-line basis over its estimated period of benefit, which was determined to be 37 years. However, under the new standard, the trademark will also be subject to at least an annual assessment for impairment. The Company believes no impairment of the trademark will be necessary upon adoption of this standard.

2. Discontinued Operations:

   On November 29, 2000 the Authority discontinued bingo operations in order to build a smoke-free slot area. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income and have been reported as "Loss from discontinued operations." For the three and nine month periods ended June 30, 2001, $64,000 and $591,000 was recorded as loss from discontinued operations, respectively. The loss relates to severance pay and the disposal of bingo inventory.

                        MOHEGAN TRIBAL GAMING AUTHORITY

3. Financing Facilities:

   During 1999, the Authority issued $200 million in Senior Notes and $300 million in Senior Subordinated Notes and entered into a $500 million Bank Credit Facility. The proceeds from the financing were used to extinguish the existing Senior Secured Notes, defease the then existing Subordinated Notes, pay transaction costs for the financing and fund costs related to the expansion of Mohegan Sun ("Project Sunburst").

 Senior Notes

   On March 3, 1999, the Authority issued the Senior Notes with fixed interest payable at a rate of 8.125 % per annum. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the syndicated $500.0 million reducing, revolving secured credit facility ("Bank Credit Facility") (see below). A total of 50% of the Relinquishment Agreement payment to Trading Cove Associates ("TCA") (see Note
7), a Connecticut general partnership, will rank equal in right of payment to the Senior Notes and the remaining 50% of this payment will rank junior in right of payment to the Senior Notes. As of June 30, 2001, accrued interest on the Senior Notes was $8.1 million.

 Senior Subordinated Notes

   On March 3, 1999, the Authority issued the Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The notes mature on January 1, 2009. The Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), to the Senior Notes and to 50% of the Relinquishment Agreement payment to TCA (see Note 7). The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's Relinquishment Agreement payment obligations. As of June 30, 2001, accrued interest on the Senior Subordinated Notes was $13.1 million.

 Bank Credit Facility

   On March 3, 1999, the Authority entered into the $425.0 million Bank Credit Facility, which will mature in March of 2004. The Bank Credit Facility agreement provided the Authority the right to increase the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. On November 30, 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land on which Mohegan Sun is located, and by each of the Authority's cash operating accounts. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-Bank Offer Rate ("LIBOR") based formula plus applicable spreads (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of June 30, 2001 was 3.86% and the applicable spread was 1.63%. Interest on each LIBOR loan, which is for a term of three months or less, shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan, which is for a term of more than three months, is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the related interest period. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst. The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. As of June 30, 2001, the Authority has borrowed $274.0 million under the Bank Credit Facility. Accrued interest on the Bank Credit Facility was $290,000 as of June 30, 2001.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of June 30, 2001 and 2000, the Authority was in compliance with all financial covenant requirements.

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

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", designated all derivative instruments as cash flow hedging instruments and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at June 30, 2001.

                                                Notional     Cost     Market
                                               ----------- -------- -----------
   Interest Rate Cap
     Strike Rate--8%.......................... $39,621,200 $410,000 $     3,000
   Interest Rate Collar
     Ceiling Strike Rate--8%
     Floor Strike Rate--6%....................  25,704,800  295,000  (1,732,268)
   Interest Rate Swap
     Pay fixed--6.35%
     Receive Variable.........................  12,852,400  221,000  (1,003,760)
                                               ----------- -------- -----------
       Total ................................. $78,178,400 $926,000 $(2,733,028)
                                               =========== ======== ===========

   All derivative instruments are based on one-month LIBOR. One-month LIBOR was 3.86% on June 30, 2001.

   For the quarter ended June 30, 2001, the Authority recognized a net loss of $810,000 relating to the change in fair value of its derivative instruments, as reflected in the statements of income. The net loss is due to a decrease in the market value of the derivative instrument of approximately $90,000, offset by a reclassification of approximately $720,000 from accumulated other comprehensive loss. For the nine months ended June 30, 2001, the Authority recognized a net loss of $2.1 million relating to the change in the fair value of its derivative instruments, as reflected in the statements of income.

 Letters of Credit

   The Authority has available a $250,000 unsecured letter of credit that will expire on August 31, 2001 and a $550,000 letter of credit agreement that expires on April 16, 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. As of June 30, 2001, no amounts were drawn on the letters of credit.

                        MOHEGAN TRIBAL GAMING AUTHORITY

4. Leases:

   At June 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments as follows:

     For the fiscal year ending September 30,
     ----------------------------------------
     (In Thousands)
     2001.............................................................. $   554
     2002..............................................................   1,493
     2003..............................................................     --
                                                                        -------
     Total minimum lease payments......................................   2,047
     Amount representing interest......................................     (86)
                                                                        -------
     Total obligation under capital leases.............................   1,961
     Less: Amount due within one year..................................  (1,739)
                                                                        -------
     Amount due after one year......................................... $   222
                                                                        =======

   On April 18, 2001, the Authority paid $1.4 million to buy out two of its capital lease obligations.

   Operating lease expenses, excluding costs to obtain assets, were $1.8 million for the nine months ended June 30, 2000. No operating leases existed during the nine months ended June 30, 2001.

5. Commitments and Contingencies:

 Project Sunburst

   The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, on Project Sunburst. As of June 30, 2001, the Authority has spent $616.0 million, excluding capitalized interest on Project Sunburst. Project Sunburst expenditures for the remainder of fiscal 2001 are expected to total $158.5 million. The remaining $185.5 million is anticipated to be spent during fiscal 2002.

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

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within Connecticut (except those consented to by the Tribe and the Mashantucket Pequot Tribe). For the three months ended June 30, 2001 and 2000 the Authority incurred expenses associated with the Slot Win Contribution of $37.6 million and $34.2 million, respectively. The Authority incurred expenses associated with Slot Win Contribution totaling $104.4 million and $97.8 million, respectively for the nine months ended June 30, 2001 and 2000.

 Town of Montville Agreement

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to

                        MOHEGAN TRIBAL GAMING AUTHORITY
make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. As of June 30, 2001, the Authority has fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years. The Tribe has assigned its rights and obligations in this agreement to the Authority.

 Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority has engaged Perini Building Company, Inc. ("Perini") as Construction Manager to provide construction management services for Project Sunburst. As Construction Manager, Perini will receive a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of June 30, 2001, Perini has received $12.5 million of the $20.5 million fee which has been included in construction in process in the accompanying balance sheets. As a construction industry standard, the Authority retains a portion of the construction payments until satisfactory completion of individual contracts. As of June 30, 2001, construction retainage totaled $27.3 million, which has been included in accounts payable and accrued expenses in the accompanying balance sheets. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

 Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position or results of operations.

6. Related Party Transactions:

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2001 and 2000, the Authority incurred expenses of $2.7 million and $2.0 million, respectively for such services. The Authority incurred $8.2 million and $6.8 million for the nine months ended June 30, 2001 and 2000, respectively, for such services. Pursuant to the Priority Distribution Agreement between the Authority and the Tribe, Priority Distributions to the Tribe totaled $11.0 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively. Other Distributions to the Tribe for each of the three month periods ended June 30, 2001 and 2000 were $9.0 million. Priority Distributions to the Tribe for the nine months ended June 30, 2001 and 2000 were $13.0 million and $5.2 million, respectively. Other Distributions to the Tribe were $27.0 million for each of the nine month periods ended June 30, 2001 and 2000.

7. TCA Agreements:

 Management Agreement

   Previously, the Tribe and TCA had entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled
$13.6 million for the nine months ended June 30, 2000. There were no management fees for the quarters ended June 30, 2001 and 2000 and for the nine months ended June 30, 2001 due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

 Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement") which superseded the Management Agreement effective January 1, 2000 (the "Relinquishment Date"). The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, the revenues generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of Revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days subsequent to the end of the first three-month period following the Relinquishment Date, and continue at the end of each three-month period occurring thereafter until April 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days subsequent to the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until July 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention /events center in the expansion and all rental or other receipts from lessees and concessionaires operating in the facility, but not the gross receipts of such lessees, licenses and concessionaires). TCA has notified the Authority that it does not agree with the Authority's treatment of certain marketing transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The Authority believes TCA's claim is without merit in its dispute of the treatment of marketing transactions. The amount in dispute does not have a material effect on the Authority's financial statements as of June 30, 2001.

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At June 30, 2001, the relinquishment liability was reassessed to be $673.6 million from $672.9 million as of September 30, 2000. For the three and nine months ended June 30, 2001, the reassessment for the time value of money due to the passage of time was $9.0 million and $26.9 million, respectively. For the three months ended June 30, 2001, the Authority made Senior Relinquishment Payments of $5.1 million. For the nine months ended June 30, 2001, the Authority made Senior Relinquishment Payments of $15.6 million and Junior Relinquishment Payments of $10.5 million. At June 30, 2001, approximately $10.6 million and $5.5 million were included in the relinquishment liability resulting from junior relinquishment fees earned from January 1, 2001 through June 30, 2001 and senior relinquishment fees earned from April 1, 2001 through June 30, 2001, respectively.

 Development Agreement

   The Authority has negotiated an agreement with TCA (the "Development Agreement"), pursuant to which TCA has been made the exclusive developer of Project Sunburst. Under the Development Agreement,

                        MOHEGAN TRIBAL GAMING AUTHORITY

TCA oversees the planning, design and construction of Project Sunburst and will receive compensation of $14.0 million for such services based on the incremental completed percentage of Project Sunburst. As of June 30, 2001, TCA had earned $9.3 million of the $14.0 million in development fees, of which $7.1 million has been paid. This fee is included in construction in process.

8. Employee Benefits Plans:

   The Authority maintains a retirement savings plan for its employees under
Section 401(k) of the Internal Revenue Code ("401(k) Plan"). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $801,000 and $724,000 respectively, to the 401(k) Plan for the quarters ended June 30, 2001 and 2000. Cumulative contributions have totaled $2.4 million and $2.1 million for the nine months ended June 30, 2001 and 2000, respectively

   The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"), for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the quarter ended June 30, 2001, contributions, net of withdrawals, by Authority employees totaled $447,000. For the nine months ended June 30, 2001 and 2000, contributions, net of withdrawals, by Authority employees totaled $677,000 and $641,000. Cumulative contributions by Authority employees to the Deferred Compensation Plan have totaled $1.5 million.

   On April 18, 2001, the Authority announced a Defined Retirement Plan (the "Retirement Plan") for all employees sponsored by the Authority. The Retirement Plan will go into effect on July 2, 2001 and contributions by the Authority will be based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment.

9. Due from the Tribe:

   At June 30, 2001, amounts due from the Tribe of $27.6 million relate to payments made by the Authority on behalf of the Tribe for various operating expenses and the construction of the Utilities and the Public Safety Facility that will service the Mohegan Reservation.

10. Comprehensive Income:

   SFAS No. 130 "Reporting Comprehensive Income", requires that the Authority disclose comprehensive income and its components. The objective of SFAS No. 130 is to report a measure of all changes in the equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income").

   The Authority has recorded the intrinsic value associated with its derivative instruments in accordance with SFAS No. 133 upon becoming effective as of January 1, 2001.

                                                        For the    For the Nine
                                                     Quarter Ended Months Ended
                                                     June 30, 2001 June 30, 2001
                                                     ------------- -------------
   Net Income.......................................    $40,588      $109,385
   Derivative Instruments adjustment................        720        (1,571)
                                                        -------      --------
   Comprehensive Income.............................    $41,308      $107,814
                                                        =======      ========

                        MOHEGAN TRIBAL GAMING AUTHORITY

11. Subsequent Events:

   On July 26, 2001, the Authority issued $150 million of Senior Subordinated Notes due 2011 with fixed interest payable at a rate of 8.375% per annum. The proceeds from this financing, net of fees, will be used in conjunction with Project Sunburst. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility with the proceeds from the financing.

   On August 7, 2001 the Tribe obtained tax-exempt financing which, among other things, was used to repay the Authority in full.

   On August 8, 2001, the Tribe reimbursed the Authority $27.6 million. The reimbursement relates to construction that will service the Mohegan Reservation, initially funded by the Authority, and other various operating expenses.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000:

   Net revenues for the three months ended June 30, 2001 were $200.5 million compared to $184.8 million reported for the same period of the prior year. This 8.5% increase is primarily attributable to an increase in gaming revenues.

   Gaming revenues totaled $192.0 million for the three months ended June 30, 2001 compared to $178.0 million for the three months ended June 30, 2000. The 7.9% increase in gaming revenues is due to an 8.7% growth in slot machine revenues and a 6.2% increase in table game revenues.

   For the three months ended June 30, 2001, food and beverage revenues were $12.8 million compared to $11.2 million for the three months ended June 30, 2000. The 14.3% increase in food and beverage revenues is attributable to a 0.9% increase in food covers and a 9.3% increase in the average check for the three months ended June 30, 2001 as compared to the same period in the prior year.

   Retail and other revenues were $14.0 million and $12.3 million for the three months ended June 30, 2001 and 2000, respectively. This represents growth of $1.7 million, or 14.1%, over the same period in the prior year. Of the $1.7 million increase in retail and other revenues, $937,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center and $811,000 is attributable to increased entertainment revenue as a result of the Uncas Pavilion, a temporary entertainment structure used for special events.

   Promotional allowances totaled $18.4 million for the three months ended June 30, 2001, representing a $1.7 million, or 9.9%, increase over the same period in the prior year. The growth is attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.6% and 9.4% for the three months ended June 30, 2001 and 2000, respectively.

   Total costs and expenses were $144.6 million for the three months ended June 30, 2001, an increase of $16.2 million or 12.6% over the same period in the prior year. The increase is primarily the result of increases in gaming and retail expenses.

   Gaming costs and expenses were $87.0 million for the three months ended June 30, 2001, an increase of $8.9 million, or 11.3%, over the same period in the prior year. The slot win contribution totaled $37.6 million and $34.2 million for the three months ended June 30, 2001 and 2000, respectively. The Slot Win Contribution increase of $3.4 million, or 10.0%, over the same period in the prior year is attributable to the $11.8 million, or 8.7%, increase in slot revenues.

   Food and beverage costs were $6.4 million for the three months ended June 30, 2001, an increase of $877,000, or 15.8%, over the same period in the prior year. The increase is primarily attributable to higher labor and benefit costs.

   Retail and other costs were $7.0 million for the three months ended June 30, 2001, an increase of $3.2 million, or 85.7%, over the same period in the prior year. The increase is directly attributable to 14.1% growth in retail and other revenues, which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center. In addition, costs associated with the Uncas Pavilion, a temporary entertainment structure used for special events, increased $1.5 million over the same quarter in the prior year.

   General and administrative costs were $32.0 million for the three months ended June 30, 2001. The decrease of $85,000, or 0.3%, over the same period in the prior year is attributable to the Authority's effort to manage general and administrative costs.

   Pre-opening costs totaled $3.7 million for the three months ended June 30, 2001 and are primarily comprised of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun incurred pre-opening expansion costs of $1.4 million for the three months ended June 30, 2000.

   For the three months ended June 30, 2001, depreciation and amortization increased by $1.0 million or 13.4%, over the same period in the prior year. The increase is attributable to increased depreciation on furniture and equipment, versus the same period in the prior year due to a decrease in useful life of certain equipment and the capitalization of the 637-unit smoke free slot area ("Hall of the Lost Tribes"). Depreciation and amortization for the three months ended June 30, 2001 and 2000 were $8.5 million and $7.5 million, respectively.

   Income from operations for the three months ended June 30, 2001 totaled $55.9 million, compared to $56.4 million for the same period in the prior year. This represents a $493,000 or 0.9% decrease over the same period in the prior year.

   For the three months ended June 30, 2001, the relinquishment liability reassessment was $9.0 million compared to $5.8 million for the same period in the prior year. This increase of $3.2 million, or 55.4%, is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

   Interest and other income were $648,000 for the three months ended June 30, 2001, a decrease of $2.2 million, or 77.6%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $39.3 million and $173.5 million for the three months ended June 30, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $6.0 million for the three months ended June 30, 2001 represented a decrease of $2.1 million, or 26.1%, over the same period in the prior year. This decrease was mainly attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $7.5 million for the three months ended June 30, 2001 compared to $2.7 million for the same period in the prior year. The weighted average interest rate for the three months ended June 30, 2001 was 7.7 %, compared to 8.4% for the three months ended June 30, 2000. The weighted average outstanding debt was $730.7 million for the three months ended June 30, 2001, compared to $511.3 million for the three months ended June 30, 2000.

   The change in fair value of derivative instruments for the three months ended June 30, 2001 of $810,000 was attributable to a net decrease in the market value of the derivative instruments held at June 30, 2001 of $90,000. This was offset by a reclassification of $720,000 to accumulated other comprehensive loss. The Authority held no derivative instruments during the quarter ended June 30, 2000.

 Comparison of Operating Results for the Nine Months Ended June 30, 2001 and
 2000:

   Net revenues for the nine months ended June 30, 2001 were $571.4 million compared to $540.3 million reported for the same period of the prior year. This 5.8% increase is primarily attributable to growth in gaming revenues.

   Gaming revenues totaled $547.6 million for the nine months ended June 30, 2001 compared to $518.5 million for the nine months ended June 30, 2000. The increase of $29.1 million or 5.6% in gaming revenues is due to a 5.6% growth in slot machine revenues and a 6.5% increase in table game revenues.

   For the nine months ended June 30, 2001, food and beverage revenues were $34.6 million compared to $34.2 million for the nine months ended June 30, 2000. The $371,000 or 1.1% increase in food and beverage revenues is attributable to a 7.2% increase in the average check partially offset by a 5.0% decrease in food covers for the nine months ended June 30, 2001 as compared to the same period in the prior year.

   Retail and other revenues were $42.6 million and $38.3 million for the nine months ended June 30, 2001 and 2000, respectively. This represents growth of $4.3 million or 11.1%, over the same period in the prior year. Of the $4.3 million increase in retail and other revenues, $1.6 million is attributable to increased retail revenues and $2.4 million is attributable to the increased sales at the Mohegan Sun gasoline and convenience center. The increase is also attributable to entertainment revenue growth of $679,000 related to the Uncas Pavilion, a temporary entertainment structure used for special events.

   Promotional allowances totaled $53.4 million for the nine months ended June 30, 2001, representing a $2.7 million, or 5.2%, increase over the same period in the prior year. The growth is primarily attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.8% for both the nine months ended June 30, 2001 and 2000.

   Total costs and expenses were $416.9 million for the nine months ended June 30, 2001, an increase of $20.1 million or 5.1% over the same period in the prior year. The increase is primarily the result of increases in gaming, retail and general administrative costs, partially offset by a reduction in management fees due to the termination of the Management Agreement.

   Gaming costs and expenses were $243.1 million for the nine months ended June 30, 2001, an increase of $17.6 million, or 7.8%, over the same period in the prior year. The Slot Win Contribution totaled $104.4 million and $97.8 million for the nine months ended June 30, 2001 and 2000, respectively. The Slot Win Contribution increase of $6.6 million, or 6.8%, over the same period in the prior year is attributable to the $21.6 million, or 5.6%, increase in slot revenues.

   Food and beverage costs were $18.5 million for the nine months ended June 30, 2001, an increase of $1.0 million, or 5.9%, over the same period in the prior year. The increase is primarily attributable to higher labor and benefit costs.

   Retail and other costs were $22.5 million for the nine months ended June 30, 2001, an increase of $6.6 million, or 41.4%, over the same period in the prior year. The increase is attributable to the 11.1% growth in retail and other revenues, which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center. In addition, costs associated with the Uncas Pavilion, a temporary entertainment structure used for special events, increased $5.6 million over the prior year.

   General and administrative costs were $103.8 million for the nine months ended June 30, 2001. The increase of $5.7 million, or 5.8%, over the same period in the prior year is attributable to continued marketing and advertising campaigns, combined with higher utility costs. Management believes marketing programs have increased patronage and have expanded Mohegan Sun brand awareness and market share.

   Pre-opening costs totaled $7.0 million for the nine months ended June 30, 2001 and are primarily comprised of pre-opening labor and advertising costs associated with the Project Sunburst expansion. Mohegan Sun incurred pre-opening expansion costs of $3.4 million for the nine months ended June 30, 2000.

   For the nine months ended June 30, 2001, depreciation and amortization decreased by $761,000, or 3.3%, over the same period in the prior year. The decrease is attributable to decreased depreciation on furniture and equipment versus the same period in the prior year, and the prior year acceleration of the amortization of the trademark and capitalized interest. Depreciation and amortization for the nine months ended June 30, 2001 and 2000 were $22.0 million and $22.8 million, respectively.

   Income from operations for the nine months ended June 30, 2001 totaled $154.5 million, compared to $143.5 million for the same period in the prior year. This represents a $10.9 million or 7.6% increase over the same period in the prior year.

   For the nine months ended June 30, 2001, the relinquishment liability reassessment was $26.9 million compared to $17.3 million for the same period in the prior year. This increase of $9.6 million, or 55.4%, is due to the Authority's quarterly reassessment of the liability to reflect the impact of the time value of money due to the passage of time.

   Interest and other income were $2.4 million for the nine months ended June 30, 2001, a decrease of $8.0 million, or 77.1%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $14.2 million and $73.5 million for the nine months ended June 30, 2001 and 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $17.8 million for the nine months ended June 30, 2001 represented a decrease of $13.5 million, or 43.0%, over the same period in the prior year. This decrease was mainly attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $18.2 million for the nine months ended June 30, 2001 compared to $5.6 million for the same period in the prior year. The weighted average interest rate for the nine months ended June 30, 2001 was 8.0%, compared to 8.4% for the nine months ended June 30, 2000. The weighted average outstanding debt was $610.5 million for the nine months ended June 30, 2001, compared to $514.3 million for the nine months ended June 30, 2000.

   Other non-operating expense was $114,000 for the nine months ended June 30, 2001, representing the disposal of assets. There was no non-operating expense for the same period in the prior year.

   The change in fair value of derivative instruments of $2.1 million was attributable to the decrease in the market value of derivative instruments held at June 30, 2001 of $3.7 million. This was offset by a reclassification of $1.6 million to accumulated other comprehensive loss. The Authority held no derivative instruments during the nine months ended June 30, 2000.

Liquidity, Capital Resources and Capital Spending

   As of June 30, 2001 and September 30, 2000, the Authority held cash and cash equivalents of $76.2 million and $115.7 million, respectively. Cash provided by operating activities was $163.8 million for the nine months ended June 30, 2001 compared to cash provided by operating activities of $126.4 million for the same period in the prior year. During fiscal 2001, the Authority has drawn $274.0 million from the Bank Credit Facility. During fiscal 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal 1999, for the sum of $140.3 million, including all accrued and deferred interest on December 30, 1999.

   On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. In November 2000, the Authority exercised its right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million. At the Authority's option, interest will accrue on the basis of a 1-month, 3-month or 6-month London Inter-bank Offer Rate ("LIBOR") based formula plus applicable spreads. Interest on each LIBOR loan, which is for a term of three months or less, shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter on the last day of the interest period. The Bank Credit Facility will automatically reduce by 10% of the commitment as of the earlier of March 31, 2002 or the last full day of the first full quarter following the completion date of Project Sunburst. As of June 30, 2001, there was $274.0 million outstanding on the Bank Credit Facility. The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. On July 30, 2001 the Authority paid down $90.0 million on the Bank Credit Facility from a portion of the proceeds from the Authority's $150 million 8.375% Senior Subordinated Notes, due 2011, issued on July 26, 2001. The Authority anticipates net Bank Credit Facility amounts outstanding to total $285.2 million for the fiscal year ended September 2001. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against the exposure to interest rate fluctuations on the Bank Credit Facility.

   On October 13, 2000, the Mohegan Tribal Council approved a formal resolution increasing the expansion budget from $800.0 million to $960.0 million (excluding capitalized interest). The Authority, in conjunction with the Tribe, has increased the Project Sunburst budget to $960.0 million for three reasons:
(1) enhancements to project scope such as an increase in the number of slot machines from 2,000 to 2,550; (2) quality improvements to the hotel and public areas; and (3) expected increases in Project Sunburst labor costs because of the extremely competitive nature of the Northeast construction labor market. As a result of the increase to the Project Sunburst budget, the Authority issued an additional $150.0 million of 8.375% Senior Subordinated Notes, due 2011, on July 26, 2001. The remainder of the increase will be funded through internally generated funds. In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, may be used to pay costs in excess of the Project Sunburst budget.

   The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $404.1 million, including capitalized interest, for the nine months ended June 30, 2001 versus $150.7 million for the same period in the prior year. Project Sunburst construction costs of $351.1 million, excluding $18.2 million of capitalized interest, were expended during the nine months ended June 30, 2001. The Casino of the Sky, Mohegan Sun Arena and the Shops at Mohegan Sun are expected to open in late September 2001. The 1,200-room hotel and the convention space are expected to open in April 2002. Property maintenance capital expenditures for furniture, fixtures and equipment totaled $14.8 million and $11.5 million for the nine months ended June 30, 2001 and 2000, respectively. Expenditures for the Eagleview employee parking center ("Employee Parking Center") totaled $24.9 million of which $1.2 million was spent during nine months ended June 30, 2001. Expenditures on the property's utility enhancements have totaled $23.7 million, of which $6.7 million was spent during the nine months ended June 30, 2001. Expenditures for the Hall of the Lost Tribes have totaled $12.1 million through June 30, 2001.

   Cumulative Project Sunburst construction costs totaled $616.0 million, excluding capitalized interest of $28.6 million, through June 30, 2001. For the remainder of fiscal 2001, based on TCA estimates, the Authority anticipates Project Sunburst spending to be $158.5 million, excluding capitalized interest.

   For fiscal 2001, the Authority expects capital expenditures to total approximately $25.0 million on facility improvements and maintenance capital expenditures, $509.6 million, excluding capitalized interest, on Project Sunburst construction, $1.0 million on an employee day care center and $8.0 million on an additional patron parking garage. The Authority anticipates spending $18.0 million on The Hall of the Lost Tribes, which opened on April 18, 2001, $2.0 million below the $20.0 million budget.

   The Authority commenced construction of an electrical and water system infrastructure ("Infrastructure Improvements"), estimated to cost $35.0 million, that will service Mohegan Sun and other facilities. The upgrades provide the most efficient manner of handling the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The construction was funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. As of June 30, 2001, approximately $23.7 million has been incurred. Infrastructure Improvement spending for the final three months of fiscal 2001 is anticipated to be $11.3 million.

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

   The Tribe commenced construction of a Public Safety Facility, within the Eagleview complex, that will service the Mohegan Reservation. Construction was initially funded by the Authority and subsequently reimbursed by the Tribe. The total cost of the Public Safety Facility is $6.8 million. The Authority has also initially funded other Tribal projects, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the Public Safety spaces referred to above, is $42.2 million. To date $16.3 million has been reimbursed by the Tribe, and $25.9 million is reflected in amounts due from Tribe in the Authority's balance sheet as of June 30, 2001 for these projects. The due from Tribe amount on the balance sheet also includes $1.7 million of operational receivables. On August 8, 2001, the Tribe reimbursed the Authority $27.6 million. The reimbursement relates to construction that will service the Mohegan Reservation that was initially funded by the Authority and other various operating expenses.

   During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of June 30, 2001, TCA has earned $9.3 million of the development fee of which $7.1 million has been paid.

   Under the terms of the Relinquishment Agreement, TCA continued to manage the existing property under the Management Agreement through December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. The Authority, as a result of the termination of the Management Agreement, has agreed to pay to TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun beginning January 1, 2000 and ending December 31, 2014. The present value of this liability is estimated to be $673.6 million as of June 30, 2001. In October 2000, the Authority paid $5.5 million in Senior Relinquishment Payments. On January 25, 2001, the Authority paid $5.1 million in Senior Relinquishment payments and $10.5 million in Junior Relinquishment Payments. On April 25, 2001, the Authority paid $5.1 million in Senior Relinquishment Payments. On July 25, 2001, the Authority paid $5.5 million in Senior Relinquishment payments and $10.6 million in Junior Relinquishment Payments.

   During the nine months ended June 30, 2001 and 2000, the Authority distributed $40.0 million and $32.2 million, respectively, to the Tribe.

   Management believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, tribal distributions, and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next 12 months.

Cautionary Note Regarding Forward-Looking Statements

   This Quarterly Report on Form 10-Q and the other materials filed or to be filed by the Authority with the Securities and Exchange Commission contain statements about future events, including, without limitation, information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effect of regulation (including gaming and tax regulation) and competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

   The following important factors could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

  . the expansion and construction activities for the new casino, the new hotel and the convention center and related upgrades and amenities;

  . the financial performance of the existing casino;

  . its dependence on existing management;

  . its level of leverage and ability to meet its debt service obligations;

  . increased competition from new or existing gaming operations;

  . general domestic and global economic conditions;

  . changes in gaming laws or regulations (including potential legalization of gaming in certain jurisdictions;

  . maintenance of licenses required under gaming laws and regulations and construction permits and approvals required under applicable laws and regulations.

   These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not have and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

   The Authority is exposed to inherent market risk on the following:

   At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of June 30, 2001, the Authority has drawn $274.0 million on the Bank Credit Facility. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility.

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

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS No. 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at June 30, 2001.

   Derivative instruments held by the Authority at June 30, 2001 are as follows:

                         Effective Date   Maturity Date   Notional     Cost     Market
                         --------------- --------------- ----------- -------- -----------
Interest Rate Cap
  Strike Rate--8%....... October 1, 2000 October 1, 2003 $39,621,200 $410,000 $     3,000
Interest Rate Collar
  Ceiling Strike Rate--
   8%
  Floor Strike Rate--
   6%................... January 2, 2001   March 1, 2004  25,704,800  295,000  (1,732,268)
Interest Rate Swap
  Pay fixed--6.35%
  Receive Variable...... January 2, 2001   March 1, 2004  12,852,400  221,000  (1,003,760)
                                                         ----------- -------- -----------
    Total ..............                                 $78,178,400 $926,000 $(2,733,028)
                                                         =========== ======== ===========

   All derivative instruments are based upon one-month LIBOR, which was 3.86% on June 30, 2001.

                          PART II--OTHER INFORMATION:

Item 1--Legal Proceedings

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

   None

Item 5--Other Information

   None

Item 6--Exhibits and Reports on Form 8-K

A(1). Exhibits

    Exhibit No. Description
    ----------- -----------
    10.1        Priority Distribution Agreement between Mohegan Tribal Gaming
                Authority and Mohegan Tribe of Indians dated August 1, 2001

    10.2        Administrative Services Agreement between Mohegan Tribal Gaming
                Authority and Fleet Retirement Plan Services dated July 30,
                2001

A(2). Reports on Form 8-K

   On July 18, 2001 the Authority a Form 8-K to disclose to the SEC a press release issued on that date.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mohegan Tribal Gaming Authority

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Mark F. Brown              Chairman, Management Board   August 10, 2001
______________________________________
            Mark F. Brown

      /s/ William J. Velrado           President and General        August 10, 2001
______________________________________  Manager
          William J. Velrado

     /s/ Jeffrey E. Hartmann           Executive Vice President     August 10, 2001
______________________________________  Finance/Chief Financial
         Jeffrey E. Hartmann            Officer (Principal
                                        Financial and Accounting
                                        Officer)