Form 10-K
period 2001-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2001-12-17
CIK 1005276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to _________________

                       Commission file number 033-80655

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (Exact name of registrant as specified in its charter)

                Connecticut                         06-1436334
      (State or other jurisdiction of    (IRS employerIdentification No.)
       incorporation or organization)

         One Mohegan Sun Boulevard,
                Uncasville, CT                        06382
      (Address of principal executive               (Zip Code)
                  offices)

                                (860) 862-8000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class      Name of Each Exchange
                                           On Which Registered
                        NONE

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-K

                                                                                                  Page
                                                                                                  ----
Cautionary Note Regarding Forward-Looking Statements.............................................   1

                                                PART I

Item 1.--Business................................................................................   2
Item 2.--Properties..............................................................................  30
Item 3.--Legal Proceedings.......................................................................  30
Item 4.--Submission of Matters to a Vote of Security Holders.....................................  30

                                               PART II

Item 5.--Market for Registrant's Common Equity and Related Stockholders Matters..................  31
Item 6.--Selected Financial Data.................................................................  31
Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations...  32
Item 7A.--Quantitative and Qualitative Disclosure of Market Risk.................................  42
Item 8.--Financial Statements and Supplementary Data.............................................  43
Item 9.--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  43

                                               PART III

Item 10.--Executive Officers of the Registrant...................................................  44
Item 11.--Executive Compensation.................................................................  46
Item 12.--Security Ownership of Certain Beneficial Owners and Management.........................  47
Item 13.--Certain Relationships and Related Transactions.........................................  47

                                               PART IV

Item 14.--Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  49

Signatures.......................................................................................  52

Index to Financial Statements.................................................................... F-1

Schedule II--Valuation and Qualifying Accounts and Reserves...................................... S-1

   References in this Form 10-K to the "Authority" and the "Tribe" are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms "we," "us" and "our" refer to the Tribe and the Authority, collectively.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Form 10-K contains statements about future events, including, without limitation, information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts but rather reflect the Authority's or the Tribe's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Authority's objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the Authority's actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, including the financial statements, included in this Form 10-K.

   In addition to the risk factors described under "Part I--Item 1. Business--Risk Factors," the following important factors could affect future results, causing actual results to differ materially from those expressed in the Authority's forward-looking statements:

  . the expansion and construction activities for the new casino, the new hotel and the convention center and related upgrades and amenities;

  .  the financial performance of the original casino;

  .  the Authority's dependence on existing management;

  .  the Authority's leverage and ability to meet its debt service obligations;

  .  increased competition from new or existing gaming operations;

  .  general domestic and global economic conditions;

  .  changes in federal or state tax laws or the administration of such laws;

  . changes in gaming laws or regulations (including the potential legalization of gaming in a number of jurisdictions); and

  . maintenance of licenses required under gaming laws and regulations and construction permits and approvals required under applicable laws and regulations.

   These factors and the other risk factors discussed in this Form 10-K are not necessarily all of the important factors that could cause the Authority's actual results to differ materially from those expressed in any of its forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on the Authority's future results. The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. The Authority does not have and does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to the Authority or persons acting on behalf of the Authority are expressly qualified in their entirety by the factors discussed above. The Authority cannot assure you that projected results or events will be achieved.

                                    PART I

Item 1. Business

Overview

   The Mohegan Tribe of Indians of Connecticut is a federally recognized Indian tribe with an approximately 390-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior.

   The Authority, established on July 15, 1995, is an instrumentality of the Tribe. The Tribe established the Authority in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. On October 12, 1996, the Authority opened a casino known as Mohegan Sun Casino ("Mohegan Sun"). The Authority is currently engaged in a major expansion of Mohegan Sun ("Project Sunburst"), including increased gaming and retail space and an entertainment arena which opened on September 25, 2001 and the addition of a hotel and a convention center which is expected to open in April 2002.

   The Authority's mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382 and its telephone number is (860) 862-8000.

   The following disclosure relating to the Authority's business is organized as follows:

  .  Mohegan Sun
  .  Strategy
  .  Project Sunburst
  .  Additional Mohegan Sun Enhancements
  .  Market
  .  Competition from Other Gaming Operations
  .  Mohegan Tribe of Indians of Connecticut
  .  The Authority
  .  Government Regulation
  .  Material Agreements
  .  Certain Indebtedness
  .  Environmental Matters
  .  Employees and Labor Relations
  .  Risk Factors

Mohegan Sun

   The Authority owns and operates Mohegan Sun, a full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Authority has entered into a land lease with the Tribe whereby the Tribe leases to the Authority the site on which Mohegan Sun is located. Mohegan Sun opened in October 1996 at a cost of approximately $303.0 million and is currently undergoing a $960.0 million expansion known as Project Sunburst. Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.

   Mohegan Sun currently operates in a 1.9 million square foot facility which conveys a historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone and water. The original casino ("Casino of the Earth") is comprised of four quadrants, each of which has its own unique entrance and reflects a separate seasonal theme--winter, spring, summer and fall--emphasizing the importance of the seasonal changes to Mohegan Tribal life. On September 25, 2001, the Authority opened the first phase of Project Sunburst ("Casino of the Sky"). The Casino of the Sky includes the world's largest planetarium dome, which projects changing displays of constellations, sun cycles and clouds. Wombi Rock, a three-story crystal mountain built inside the Casino of the Sky, is crafted from more than 12,000 individual plates of onyx and alabaster fused to glass. The Casino of the Sky also includes an 85-foot-high waterfall, which pays tribute to the journey of the Tribe from upstate New York.

   The Casino of the Earth includes 176,500 square feet of gaming space with 3,655 slot machines, 158 table games, 42 poker tables and a 9,000 square foot simulcasting race book facility. On April 18, 2001, the Hall of the Lost Tribes smoke-free gaming venue opened featuring 637 slot machines, quick-service food and beverage concessions, and a new cocktail bar with video poker. Food and beverage amenities include a 680-seat buffet, three full-service themed fine dining restaurants, a 24-hour coffee shop, a New York style delicatessen, a ten station food court featuring international and domestic cuisine, and multiple service bars for a total of 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the Casino of the Earth hosts live musical entertainment seven days a week. Three retail shops are located within the Casino of the Earth and provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing to cigars.

   The Casino of the Sky includes 119,000 square feet of gaming space with 2,564 slot machines, 82 table games, the Shops at Mohegan Sun, the 10,000-seat Mohegan Sun Arena and a 300-seat cabaret. Wombi Rock serves as a three-level lounge and bar. Food and beverage amenities include Jasper White's Summer Shack, Todd English's Tuscany, Michael Jordan's Steakhouse and 23 Sportcafe, Rain, the Rising Moon Gallery of Eateries and a 350-seat Sunburst Buffet. The Shops at Mohegan Sun located in the Casino of the Sky contain 32 different retail shops, five of which are owned and operated by the Authority. The remaining 27 are tenants of the Authority and include, but are not limited to, Boccelli, Discovery Channel, Godiva, Swarovski and Lux, Bond & Green. For non-gaming entertainment, the Casino of the Sky offers an arcade-style recreation area and a child care facility operated by New Horizon Kids Quest, Inc.

   The Authority also operates a 4,000 square foot, 16-pump gasoline service station and convenience center located adjacent to Mohegan Sun.

   On November 29, 2000, in connection with construction of the Hall of the Lost Tribes, which is now part of the Casino of the Earth, the Authority discontinued certain bingo operations to provide the necessary floor space for the new gaming venue. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses of the bingo operations have been excluded from the captions in the Statements of Income (Loss) and have been reported as "Loss from discontinued operations." For the fiscal years ended September 30, 2001, 2000 and 1999, loss from discontinued operations totaled $591,000, $674,000 and $812,000, respectively. See "Part II--Item 6. Selected Financial Data" and the Authority's financial statements and the related notes beginning on page F-1 of this Form 10-K.

   The Authority believes ease of access is one of the important factors that differentiate Mohegan Sun from its local competition. Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. Mohegan Sun currently has parking spaces for 8,265 guests and 3,075 employees. The gaming industry in Connecticut experiences seasonal fluctuations, with the heaviest gaming activity at Mohegan Sun occurring during the period from July through October.

Strategy

   The Authority's overall strategy is to profit from expanding demand in the gaming market in the northeastern United States. Mohegan Sun's initial success resulted primarily from guests living within 100 miles of Mohegan Sun. Based upon Mohegan Sun's results and experience, we believe the gaming market in the northeastern United States is strong and that there is significant demand for additional amenities. The Authority expects to develop Mohegan Sun into a full-scale entertainment and destination resort and believes that this will increase the number of guests and lengthen their stays at Mohegan Sun. Specifically, the Authority is currently engaged in a major expansion of Mohegan Sun, Project Sunburst, including the addition of a luxury hotel, increased gaming and retail space, a convention center and an entertainment arena. By providing Mohegan Sun with additional capacity and the ability to capture a share of the overnight market, the Authority believes Mohegan Sun's market penetration will expand. The Authority believes that Project Sunburst will create a long-term competitive advantage for Mohegan Sun in the gaming market in the northeastern United States. See "--Project Sunburst," "--Market" and "--Competition from Other Gaming Operations."

Project Sunburst

   In order to capitalize on the strong demand for gaming opportunities in the northeastern United States and Mohegan Sun's popularity, the Authority decided in 1998 to expand the casino significantly and to add a hotel, convention facilities, an entertainment arena and additional retail establishments. We refer to this expansion as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, opened on September 25, 2001. See "--Mohegan Sun." The remaining components, including the majority of a 1,200 room luxury hotel and approximately 100,000 square feet of convention space, are expected to open in April 2002 and full completion of construction is expected in June 2002.

   The following is a summary of some of the attributes of Mohegan Sun before and after the Project Sunburst expansion:

                          Casino                                           Retail           Convention  Guest
                           Space     Slot   Table Poker  Restaurant Hotel   Space    Event    Space    Parking
                         (sq. ft.) Machines Games Tables   Seats    Rooms (sq. ft.) Seating (sq. ft.)  Spaces
                         --------- -------- ----- ------ ---------- ----- --------- ------- ---------- -------
Resort before expansion
 (prior to September 25,
 2001) (1)..............  176,500   3,655    158    42     1,888        0    5,476   5,015         0    8,265
Resort after expansion
 (estimated) (2)........  295,500   6,219    240    42     2,976    1,200  135,476  10,350   100,000   12,865

--------
(1) These figures include the effect of the establishment of the 4,665-seat Uncas Pavilion (a temporary entertainment structure for special events) and the effect of the opening of the Hall of the Lost Tribes smoke-free gaming venue which added an additional 637 slot machines as if both had occurred prior to the expansion. The Uncas Pavilion has been replaced by the 10,000 seat Mohegan Sun Arena and is no longer being used.

(2) These figures include 2,700 additional parking spaces associated with the construction of the Indian Summer Parking Garage which is projected to be opened in the summer of 2002, an additional 1,700 space parking garage projected to be opened in the spring of 2002 and 200 additional valet parking spaces available in the spring of 2002.
 .

   The Tribe and the Authority continue to believe that the market favors expansion for three primary reasons: (1) unsatisfied current patron demand for gaming space at the existing facility; (2) growth of the gaming market in the northeastern United States; and (3) patron length of stay data indicating the need for a hotel and other amenities. We believe that Project Sunburst, upon full completion in June 2002, will continue to attract a significant number of guests to the facility, particularly during midweek periods. When fully completed, we believe that the patron length of stay will increase, as well as the average spending per guest.

   On October 13, 2000, the Tribal Council approved a formal resolution increasing the expansion budget to $960.0 million (excluding capitalized interest), from $800.0 million. The Project Sunburst budget was increased to $960.0 million for three reasons: (1) enhancements in project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; (2) quality improvements to the hotel and public areas; and (3) increases in Project Sunburst labor costs because of the competitive nature of the construction labor market in the northeastern United States.

   The increase in the Project Sunburst budget is being funded by the proceeds from the Authority's issuance in July 2001 of $150.0 million of senior subordinated notes and by internally generated funds. See "--Certain Indebtedness." In addition to the Authority's cash on hand and its available borrowing capacity under the Bank Credit Facility (see "--Certain Indebtedness"), the Tribe has set aside, with a trustee, a $40.0 million, fully funded construction reserve account that may be used to pay costs in excess of the approved Project Sunburst budget.

Additional Mohegan Sun Enhancements

   In addition to Project Sunburst, we have scheduled or have completed the following capital improvements to the Mohegan Sun facility:

   Smoke-free Slot Area. We converted the former High Stakes Bingo Hall into a 637-unit smoke-free slot area, which is named the Hall of the Lost Tribes. Opened on April 18, 2001, the Hall of the Lost Tribes was completed for $14.9 million, which was $5.1 million below the $20.0 million original budget amount. See "--Mohegan Sun."

   Parking Garages. The Indian Summer parking garage will provide 2,700 additional parking spaces and is currently being constructed. The approved budget for the construction of the Indian Summer parking garage is $65.0 million. Construction began on the Indian Summer parking garage in August 2001, and we anticipate that the project will be completed in the summer of 2002. A second parking garage that will provide 1,700 additional parking spaces began construction in December 2001 and is anticipated to be completed in the spring of 2002 at an estimated cost of $25.0 million.

   Child Development Center. We plan to construct a 36,000 square foot employee day care facility which will enhance the benefits and services provided to our employees. The project is expected to cost approximately $10.0 million. Construction began in November 2001, and we anticipate that the project will be completed in January 2003.

   Project Sunburst Utilities. We currently are constructing various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements will not qualify for tax-exempt financing. Therefore, the Authority will pay for this portion of the total costs, which we expect will equal approximately $35.0 million. We anticipate that these improvements will be completed concurrent with the opening of the final components of Project Sunburst in April 2002.

Market

   Mohegan Sun and the Foxwoods Resort Casino ("Foxwoods") are the only two legally authorized gaming operations offering both traditional slot machines and table games in the northeastern United States outside of Atlantic City, New Jersey, which is approximately 260 miles from Mohegan Sun. Foxwoods, operated by the Mashantucket Pequot Tribe under a separate gaming compact with the State of Connecticut, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan

Sun, the Authority believes that the gaming market in the northeastern United States remains underserved. See "--Competition from Other Gaming Operations."

   Mohegan Sun frequently operates at capacity on weekends. The addition of new gaming space will accommodate more of this weekend demand. The Authority estimates that the current average length of time that guests spend at Mohegan Sun is approximately 130 minutes. The Authority believes that the addition of a 1,200 room hotel as well as convention and entertainment amenities will increase the average length of time guests spend at Mohegan Sun.

   After opening in October 1996, the Authority marketed primarily to guests living within 100 miles of Mohegan Sun. This excludes much of the New York City metropolitan area. The Authority began a substantial marketing effort in 1999 to access a wider market, including the New York City metropolitan area. As a result of this marketing effort, the number of guests from New York State has grown from 11% of total guests in fiscal year 1999 to 18% of total guests in fiscal year 2001, as measured by Mohegan Sun's guest database. The Authority believes that the majority of this increase can be attributed to guests residing within the New York City metropolitan area and that the New York City market shows significant potential for additional growth. The Authority believes that the expansion, particularly the addition of a large hotel, should draw a significant number of additional customers from the New York City metropolitan area and other more distant markets.

Competition from Other Gaming Operations

   The gaming industry is highly competitive. Mohegan Sun currently competes primarily with Foxwoods and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods offers a number of amenities that Mohegan Sun does not currently have, including hotel accommodations. Foxwoods has been in operation for approximately ten years and may have greater financial resources and greater operating experience than the Authority or the Tribe.

   Upon completion of the Project Sunburst expansion, the Authority will broaden Mohegan Sun's target market beyond day-trip customers to include guests making overnight stays at the resort. This means that Mohegan Sun will begin to compete more directly for customers with casinos in Atlantic City, New Jersey and, to a lesser extent, gaming resorts such as those on the Gulf Coast of Mississippi and Las Vegas, Nevada. Many of these casinos and other resorts have greater resources and greater name recognition than Mohegan Sun.

   Under current law, outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming law or on cruise ships in international waters. A number of states, including Connecticut, Massachusetts and New York, also have considered legalizing casino gaming by non-Indians in one or more locations. The Tribe cannot predict whether any of these individual groups or other efforts to legalize casino gaming will be successful in establishing casino gaming operations, and if established, whether such casino gaming operations will have a material adverse effect on the Authority's operations and its ability to meet its obligations.

   The following is an assessment of the competitive prospects in Connecticut and the northeastern United States.

  Connecticut

   Currently, only the Tribe and the Mashantucket Pequot Tribe are authorized to conduct casino gaming in Connecticut. As required by their tribal-state gaming compacts, the Tribe and the Mashantucket Pequot Tribe make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. Together, these payments totaled over $338.2 million for the year ended September 30, 2001, of which the Authority contributed $144.6 million. These payments are linked to an exclusivity clause in a memorandum of understanding between the Tribe and the State of Connecticut. Under the memorandum of understanding the payments will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or, any other person lawfully operates slot machines or other commercial casino games within the state (except those consented to by the Tribe and the Mashantucket Pequot Tribe).

   Currently, numerous groups in Connecticut are attempting to gain federal recognition, a lengthy process managed by the Bureau of Indian Affairs (the "BIA"). At least five groups recognized by the State of Connecticut as Indian tribes have filed a letter of intent to petition the BIA for federal recognition. Currently, though, only four of these groups are actively being considered by the BIA:

  . Schaghticoke Tribe of Kent, Connecticut--A federal district court has ruled that the BIA must issue a final decision on federal recognition of this group by June 2003.

  . Golden Hill Paugussett Tribe of Trumbull, Connecticut--A petition currently is pending before the BIA. The Golden Hill Paugussett Tribe filed a motion for summary judgment in federal district court claiming that the BIA failed to timely act on the tribe's petition for federal recognition. A federal district court judge has scheduled a hearing on the motion for December 21, 2001. The city council of the City of Bridgeport, Connecticut has adopted a non-binding resolution supporting a Golden Hill Paugussett casino in Bridgeport.

  . Eastern Pequot and the Paucatuck Eastern Pequot Tribe of Connecticut--These two groups share a reservation located next to that of the Mashantucket Pequot Tribe. Each is seeking federal recognition independently from the other. In March 2000, the Eastern Pequot and the Paucatuck Eastern Pequot Tribes received proposed findings from the BIA that they be federally recognized as Indian tribes. The State of Connecticut has commenced litigation challenging this decision. The BIA was expected to issue final determinations on these groups in the fall of 2000, but extended the period for public comment through August 2, 2001. These groups had until September 4, 2001 to address the questions raised in the comment period. An existing federal district court order requires the BIA to make a final determination on federal recognition by early December 2001; however, the BIA has recently filed a request with the court for a six-month extension to make a final determination. Both of these groups have publicized the existence of financial backers for the construction of gaming facilities and it is likely that, if and when recognition is granted to these groups, each will seek to establish gaming facilities in southeastern Connecticut.

  . Hassanamisco Band of the Nipmuc Tribe--In October 2001, the BIA reversed the prior administration's decision and rejected the Hassanamisco Band of the Nipmuc Tribe's petition to be recognized as an Indian tribe. The Hassanamisco Band has six months to appeal the BIA's decision. Although officially based in Massachusetts, the Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition because of a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive final federal recognition, it would likely attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for construction of gaming facilities.

   While the federal recognition process for the individual groups described above is proceeding, it is not clear if or when federal recognition will be achieved. Even upon gaining federal recognition, a tribe must, among other things, have land taken into trust by the federal government, negotiate a compact with the State of Connecticut, adopt a tribal gaming ordinance and negotiate a gaming management agreement (both of which must be approved by the National Indian Gaming Commission), obtain financing and construct a facility before gaming operations may commence. Due to these factors, we anticipate it would take at least three to five years before any of these individual groups could open a new casino in the State of Connecticut.

  Rhode Island

   Commercial casino gaming does not exist in Rhode Island although the state's two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 2,275 video slot machines and have petitions pending before the Rhode Island Lottery Commission for additional machines. In November 1994, Rhode Island voters defeated numerous local and statewide gaming referenda and passed a referendum, which requires that any new gaming proposals be approved in a statewide referendum. The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific federal legislation, the Narragansett Tribe is legally barred from opening a gaming facility unless it is successful in winning both local and statewide referenda. In June 2000, the Rhode Island House Committee rejected putting the Narragansett Tribe's proposed Indian casino on the November ballot. The House Committee believed that the casino would negatively impact operations at Lincoln Park and the Newport Jai Alai. While Rhode Island officials have rejected such efforts in the past, the Narragansett Tribe has recently announced that it will continue to pursue development of a casino in Rhode Island. There are several pending federal recognition petitions from other Rhode Island groups, but none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

  Massachusetts

   Leisure Casino Cruises, located in Gloucester, Massachusetts, currently operates a casino cruise ship with casino gaming amenities including 14 table games and 175 slot machines. The casino cruise also offers a buffet style dinner and live entertainment. These "cruises to nowhere," during which casino gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. To date, Massachusetts has not prohibited such operations. Due to the difference in the gaming experience, the Authority does not believe the ''cruises to nowhere'' present potentially significant competition to Mohegan Sun.

   The Wampanoag Tribe of Gay Head (Aquinnah) of Massachusetts, located on the island of Martha's Vineyard, is currently the only federally recognized Indian tribe in Massachusetts. This tribe has determined that a casino on the island of Martha's Vineyard would not be economically feasible, and to date, the Massachusetts legislature has rejected proposals to locate an Indian casino off tribal lands. The Wampanoag Tribe has announced plans to open a high-stakes bingo facility in Fall River, for which no state compact would be required, but significant hurdles, including local government approval, still remain. More recently, there have been reports that the Wampanoag Tribe seriously is considering an effort to locate a casino in Fall River, New Bedford or Plymouth.

   The BIA has rejected petitions for federal recognition submitted by both the Hassanamisco Band and the Chaubanagungamaug Band of the Nipmuc Tribe. In January 2001, the BIA rejected the petition for federal recognition of the Chaubanagungamaug Band. In October 2001, the BIA reversed the previous administration's ruling and rejected the Hassanamisco Band's petition for federal recognition. The Hassanamisco Band has six months to appeal the BIA's decision. If the Hassanamisco Band were ever to receive final federal recognition, it would likely attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. A number of other petitions for federal recognition are pending in Massachusetts, but we believe potential recognition for these groups is several years away, if at all.

  New York

   Recently, New York approved legislation allowing an expansion of casino gaming by Indian tribes that could result in as many as six additional gaming operations within the state. This legislation approved the use of traditional, rather than video slot machines, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. The legislation also authorized the use of video lottery games at certain racetracks in the State of New York. As many as three of these potential gaming operations may be operated by the Seneca Nation in Western New York pursuant to a gaming compact that has been negotiated with the Governor of New York and was approved in advance by the New York State Legislature. The legislation authorizes the Governor of New York to negotiate and execute tribal-state compacts for the remaining three gaming operations with yet to be determined tribes for sites in Ulster and Sullivan counties, New York. The New York State Legislature must still approve any tribal-state compact executed for these gaming operations. The development and management of all of these Indian gaming projects, however, are contingent upon various regulatory approvals, including receipt of approvals from the BIA, the National Indian Gaming Commission (the "NIGC") and local planning and zoning boards.

   New York has seven federally recognized tribes with reservations in the northern part of the state. Two tribes, the Oneida Nation of New York and the St. Regis Band of Mohawk Indians of New York, have executed gaming compacts with New York. The New York State Legislature has also recently approved a gaming compact with the Seneca Nation which would allow the Seneca Nation to develop up to three casinos.

   The Oneida Nation operates Turning Stone Casino Resort ("Turning Stone") on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. The facility has 3,500 video lottery machines (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos), 150 table games and 285 hotel rooms. The Oneida Nation recently began an expansion effort at Turning Stone, which will include the addition of a clubhouse to its existing golf course and increase overall gaming space by 50,000 square feet. Turning Stone currently draws customers primarily from the Syracuse market.

   The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York near the Canadian border in April 1999 with 78 table games and 400 video lottery machines. In April 2000, they entered into an agreement with Park Place Entertainment Corporation, a Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in New York for a period of three years, extendable thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay the St. Regis Mohawk Tribe 70% of the net profits. This agreement is subject to the approval of the NIGC. On May 1, 2000, Park Place announced it had entered into an agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, approximately 170 miles from Mohegan Sun. Although any trust acquisition is subject to approval by the BIA, Park Place has announced that it intends to transfer the 50-acre site to the United States in trust for the St. Regis Mohawk Tribe; however, any trust acquisition is subject to approval by the BIA. On August 17, 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $250.0 million resort at this location in the Catskills.

   The Seneca Nation has bingo operations on two of its three reservations in western New York. These bingo halls are located in Vandalia and Gowanda, New York, both over 400 miles from Mohegan Sun. As discussed above, the Seneca Nation has also reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to develop three casinos. This tribal-state compact was approved by the New York State Legislature in the recently approved legislation; however, the Seneca Nation must still approve the tribal-state compact at a tribal referendum. In addition, these gaming projects are contingent upon various regulatory approvals, including receipt of approvals from the BIA, NIGC and local planning and zoning boards. Possible future gaming locations include sites in Niagara Falls and Buffalo, New York and sites on the Seneca reservation in Vandalia and Gowanda, New York.

   The Stockbridge-Munsee Community of Mohican Indians of Wisconsin is considering opening a casino in Sullivan County, New York, in connection with the settlement of litigation regarding a Stockbridge-Munsee land claim in Madison County, New York. TCA, the entity responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst, has announced its intention to provide financial backing for this group. This project is contingent upon various regulatory approvals, including approval of any gaming compact by the New York State Legislature and receipt of approvals from the BIA, the NIGC and local planning and zoning boards.

   Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating "cruises to nowhere" out of the New York City area in January 1998. To date, New York has not prohibited gambling boat operations. Only a small number of operators have applied for licenses for offshore gambling cruises. Currently, Long Island Casino Tours is the only "cruise to nowhere" in operation in New York. Due to the difference in the gaming experience, the Authority does not believe that the "cruises to nowhere" are potentially significant competition to Mohegan Sun.

  Maine

   There are no casinos allowed in Maine other than at least one cruise boat that operates out of Maine and provides gambling operations on board. In addition, there are no significant legislative initiatives currently underway to legalize casinos in Maine. There are four federally recognized tribes in Maine, one of which, the Penobscot Tribe, operates a high stakes bingo facility in the township of Albany in western Maine. None of the federally recognized tribes in Maine have negotiated a tribal-state compact or otherwise significantly begun the process of developing casino operations.

  New Hampshire

   There are no casinos allowed in New Hampshire and no significant initiatives currently underway to facilitate legalization. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

  Vermont

   There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow casino gambling. There are no federally recognized tribes in Vermont, but there is a petition pending from the St. Francis/Sokoki Band of Abenakis in Swanton. We believe any approval of this petition is still several years away.

Mohegan Tribe of Indians of Connecticut

  General

   The Mohegan Tribe of Indians of Connecticut became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,492 members and approximately 883 adult voting members. Although it only recently received federal recognition, the Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to Desert Storm. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun.

   Although the Tribe is a sovereign entity, it has sought to work with, and to gain the support of, local communities in establishing Mohegan Sun. For example, the Tribe gave up its claim to extensive tracts of land that had been guaranteed by various treaties in consideration for certain arrangements in the Mohegan Compact. As a result, local residents and businesses whose property values had been clouded by this dispute were able to gain clear title to their property. In addition, the Tribe has been sensitive to the concerns of the local community in developing Mohegan Sun. This philosophy of cooperation has enabled the Tribe to build a solid alliance among local, state and federal officials to achieve its goal of building Mohegan Sun.

  Governance of the Tribe

   The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members and a Council of Elders, consisting of seven members. All members of the Tribal Council and the Council of Elders are elected by the registered voters of the Tribe and serve terms of five years. Members of the Tribal Council must be at least 18, and members of the Council of Elders must be at least 55 when elected. The current terms for the Tribal Council and the Council of Elders expire in October 2005. The members of the Tribal Council are the same individuals who serve on the Management Board of the Authority. See "Part III--Item 10. Directors and Executive Officers of the Registrant--Management Board and Executive Officers."

   The Tribe's Constitution vests all legislative and executive powers of the Tribe in the Tribal Council, with the exception of the power to enroll Tribal members which is vested in the Council of Elders. The powers of the Tribal Council include the power to establish an executive branch departmental structure with agencies and subdivisions and to delegate appropriate powers to such agencies and sub-divisions.

   The Tribe may amend the provisions of its Constitution that establish the Authority and the Gaming Disputes Court, which is described below, with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, a certain provision of the Tribe's Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

   The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe's Constitution, except those matters which relate to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.

  Gaming Disputes Court

   The Tribal Council has established the Gaming Disputes Court by Tribal ordinance and vested it with exclusive jurisdiction for the Tribe over all disputes related to gaming at Mohegan Sun. The Gaming Disputes Court is composed of a Trial Division and an Appellate Branch. A single judge presides over cases at the trial level. Trial Division decisions can be appealed to the Appellate Branch where they will be heard by a panel of three judges, one of whom will be the Chief Judge, and none of whom will have presided over the specific case being heard. Decisions of the Appellate Branch are final, and no further appeal is available in the Gaming Disputes Court.

   The Gaming Disputes Court has jurisdiction over all disputes or controversies related to gaming between any person or entity and the Authority, the Tribe or Trading Cove Associates, who managed Mohegan Sun from its inception until January 1, 2000. See "--Material Agreements." The Gaming Disputes Court also has jurisdiction over all disputes arising out of the Authority's regulatory powers, including licensing actions. The Tribe has adopted the substantive law of the State of Connecticut as the applicable law of the Gaming Disputes Court to the extent that such law is not in conflict with Mohegan Tribal Law. Also, the Tribe has adopted all of Connecticut's rules of civil and appellate procedure and professional and judicial conduct to govern the Gaming Disputes Court.

   Judges of the Gaming Disputes Court are chosen by the Tribal Council from a publicly available list of eligible retired federal judges and Connecticut Attorney Trial Referees, who are appointed by the Chief Justice of the Connecticut Supreme Court, each of whom must remain licensed to practice law in the State of Connecticut.

Judges are selected sequentially from this list as cases are filed with the clerk of the Gaming Disputes Court. The Chief Judge of the Gaming Disputes Court, who serves as the Gaming Disputes Court's administrative superintendent, is chosen by the Tribal Council from the list of eligible judges and serves a five-year term. Judges of the Gaming Disputes Court are subject to discipline and removal for cause pursuant to the rules of the Gaming Disputes Court. The Chief Judge is vested with the sole authority to revise the rules of the Gaming Disputes Court. Judges are compensated by the Tribe at an agreed rate of pay commensurate with their duties and responsibilities. Such rate cannot be diminished during a judge's tenure.

   Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

   Paul M. Guernsey, Chief Judge. Age: 51. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as Attorney State Trial Referee, Judicial District of New London since 1992.

   F. Owen Eagan, Judge. Age: 70. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1987.

   Frank A. Manfredi, Judge. Age: 50. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

   Thomas B. Wilson, Judge. Age: 61. Judge Wilson was appointed to the Gaming Disputes Court in 1996. He has been a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. since 1967. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

The Authority

   The Tribe established the Authority in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The General Manager and other senior officers of Mohegan Sun are hired by the Management Board. The General Manager and other senior officers are employees of the Authority. See "--Mohegan Tribe of Indians of Connecticut" and "Part III--Item 10. Directors and Executive Officers of the Registrant--Management Board and Executive Officers."

   The Authority has two major functions. The first function is to direct the development, operation, management, promotion and construction of the gaming enterprise and all related activities. The second major function is to regulate gaming activities. The Authority's Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees as well as vendors seeking to provide gaming products or services within the casino.

Government Regulation

  General

   The Authority is subject to special federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, the Authority is subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which gaming takes place and in which the Authority operates is only a summary and not a complete recitation of all applicable law. Moreover, since this particular regulatory environment is more susceptible to changes in public policy considerations than others, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on the Authority's operations. See "--Risk Factors."

  Tribal Law and Legal Systems

   Applicability of State and Federal Law

   Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on Indian lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

   Absent the consent of the Tribe or action of the United States Congress, the laws of the State of Connecticut do not apply to the Tribe or the Authority. Under the federal law that recognizes the Tribe, the Tribe consented to the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.

   Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies

   Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as the Authority), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which would otherwise have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.

   In connection with some of the Authority's outstanding indebtedness, the Tribe and the Authority agreed to waive their sovereign immunity from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of the Authority's applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or the Authority has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the

Tribe or the Authority from taking any action, or mandating or obligating the Tribe or the Authority to take any action, including a judgment compelling the Tribe or Authority to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. (S)1302 (or any successor statute).

  The Indian Gaming Regulatory Act of 1988

   Regulatory Authority

   The operation of casinos, and of all gaming on Indian land, is subject to the Indian Gaming Regulatory Act of 1988. The Indian Gaming Regulatory Act ("IGRA") is administered by the NIGC, an independent agency within the U.S. Department of Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the BIA. The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the State of Connecticut under the Mohegan Compact and under the federal law that recognizes the Tribe.

   The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Class II Gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of IGRA. IGRA also prohibits illegal gaming on Indian land and theft from Indian gaming facilities. The NIGC has adopted rules implementing specific provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain their facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees.

   Additionally, the NIGC established the Minimum Internal Control Standards ("MICS") that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. The Authority is in compliance with all of the MICS.

   Tribal Ordinances

   Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe's jurisdiction. Therefore, the Authority's gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe's ordinances and regulations regarding gaming.

   IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to (1) the ownership, security, personnel background, recordkeeping and auditing of a tribe's gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.

   Classes of Gaming

   IGRA classifies games that may be conducted on Indian lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. "Class III Gaming" includes all other forms of gaming, such as slot machines, video casino games (e.g., video slots, video blackjack and video poker), so-called "table games" (e.g., blackjack, craps, roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

   Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribes and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: (1) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity; (2) the gaming is not otherwise specifically prohibited on Indian lands by federal law; (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (4) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; (5) the primary management officials and key employees are tribally licensed; and (6) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie).

   With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming. Congress has considered legislation that limits and/or prohibits gaming conducted over the Internet. The use of technology to conduct gaming operations and a state's ability to regulate such activity have been the subject of several court cases in the past few years with no clear resolution of the issue.

   Tribal-State Compacts

   IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts for the conduct of Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of such laws and regulations, taxation by the Indian tribe of gaming activities in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of compacts, standards for the operation of gaming and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration. The Mohegan Compact, approved by the Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement of both parties, or the provisions are modified as a result of a change in applicable law.

   Tribal-state compacts have been the subject of litigation in a number of states, including Alabama, California, Florida, Kansas, Michigan, Mississippi, New Mexico, New York, Oklahoma, Oregon, South Dakota, Texas, Wisconsin and Washington. Tribes frequently seek to enforce the constitutionality of the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The United States Supreme Court resolved this issue by holding that the Indian commerce clause of IGRA does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.

   There has been litigation in a number of states challenging the authority of state governors, under state law, to enter into tribal-state compacts without legislative approval. Federal courts have upheld such authority in

Louisiana and Mississippi. The highest state courts of New Mexico, Rhode Island, Kansas, New York, Arizona and Michigan have held that the governors of those states did not have authority to enter into such compacts without the consent or authorization of the legislatures of those states. In the New Mexico and Kansas cases, the courts held that the authority to enter into such compacts is a legislative function under their respective state constitutions. The court in the New Mexico case also held that state law does not permit casino-style gaming.

   In Connecticut, there has been no litigation challenging the governor's authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. The Connecticut Attorney General has issued a formal opinion which states that "existing [state] statutes provide the Governor with the authority to negotiate and execute the . . . [Mohegan] Compact." Thus, the Attorney General therefore declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut Legislature passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

   The Authority's operation of gaming is subject to the requirements and restrictions contained in the Mohegan Compact. The Mohegan Compact authorizes the Tribe to conduct most forms of Class III Gaming.

   Possible Changes in Federal Law

   Several bills have been introduced in Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming.

Material Agreements

   The following is a summary of the material terms of several of the Authority's and the Tribe's material agreements. This summary does not restate these agreements in their entirety. The agreements, and not these summaries, define the rights and obligations of the Authority and the Tribe. Copies of these agreements are included as exhibits to this Form 10-K.

  Gaming Compact with the State of Connecticut

   In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's land (the "Mohegan Compact"). The Mohegan Compact is substantively similar to the agreement governing gaming operations of the Mashantucket Pequot Tribe in Connecticut and provides, among other things, as follows:

     (1) The Tribe is authorized to conduct on its reservation those Class III gaming activities specifically enumerated in the Mohegan Compact or amendments thereto. The forms of Class III gaming authorized under the Mohegan Compact include (a) specific types of games of chance, (b) video facsimiles of such authorized games of chance (i.e., slot machines), (c) off-track pari-mutuel betting on animal races, (d) pari-mutuel betting, through simulcasting, on animal races and (e) certain other types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

     (2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III gaming activities conducted on the Tribe's lands. The first of such standards was set forth in the Mohegan Compact and approved by the State of Connecticut gaming agency. State of Connecticut gaming agency approval is required for any revision to such standards.

         The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency.

     (3) Criminal law enforcement matters relating to Class III gaming activities are under the concurrent jurisdiction of the State of Connecticut and the Tribe.

     (4) All gaming employees must obtain and maintain a gaming employee license issued by the State gaming agency.

     (5) Any enterprise providing gaming services or gaming equipment to the Tribe is required to hold a valid, current gaming services registration issued by the State of Connecticut gaming agency.

     (6) The State of Connecticut annually assesses the Tribe for the costs attributable to its regulation of the Tribe's gaming operations and for the provision of law enforcement at the Tribe's gaming facility.

     (7) Net revenues from the Tribe's gaming operations may be applied only for purposes related to Tribal government operations and general welfare, Tribal economic development, charitable contributions and payments to local governmental agencies.

     (8) Tribal ordinances and regulations governing health and safety standards at the gaming facilities may be no less rigorous than the applicable laws and regulations of the State of Connecticut.

     (9) Service of alcoholic beverages within any gaming facility is subject to regulation by the State of Connecticut.

    (10) The Tribe waives any defense which it may have by virtue of sovereign immunity with respect to any action brought in United States District Court to enforce the Mohegan Compact.

   In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (the "Slot Win Contribution"). The Slot Win Contribution is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operators consented to by the Tribe and the Mashantucket Pequot Tribe. The Authority's financial statements reflect expenses associated with the Slot Win Contribution totaling $144.6 million, $135.1 million and $121.1 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. See also, "--Government Regulation."

  Agreement with the Town of Montville

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. As of September 30, 2001, the Authority has fulfilled this obligation and paid $3.0 million to the Town for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

  Land Lease from the Tribe to the Authority

   The land upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on September 29, 1995. Summarized below are several key provisions of this lease. See also, "--Item 2. Properties."

   Term

   The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

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

   Use of Leased Property

   The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority's interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

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

   Default Remedies

   The Authority will be in default under the lease if, subject to the notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or the Authority's right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof, or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

  Priority Distribution Agreement with the Tribe

   On August 1, 2001, the Authority and the Tribe entered into a priority distribution agreement (the "Priority Distribution Agreement"), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority's net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority's obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. See "--Certain Indebtedness--Bank Credit Facility." The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority's financial statements reflect payments associated with the Priority Distribution Agreement of $14.0 million for the fiscal year ended September 30, 2001.

  Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of September 30, 2001, Perini has received $14.0 million of the $25.5 million fee which has been included in "construction in process" in the Authority's financial statements beginning on page F-1 of this Form 10-K. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

  Development Agreement

   On February 7, 1998, the Authority and TCA entered into a development services agreement (the "Development Agreement"). Under the Development Agreement, TCA is responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst. TCA is acting as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA is responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

   Retail Facilities

   As permitted by the Development Agreement, the Authority elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. The Authority chose the Gordon Group Holdings, Ltd. as the retail consultant for the retail portion of the expansion. This work is under the overall supervision of TCA, which will integrate the design and construction of the retail facilities with that of the other components of the expansion.

   Engagement of Certified Entities; Staffing the Expansion

   The Development Agreement requires TCA to implement procedures described in the Tribal Employment Rights Ordinance. See "Part III--Item 13. Certain Relationships and Related Transactions." TCA is required to give preference to business entities or persons, which have been approved by the Authority, in the selection of all contractors, vendors and suppliers engaged in the development of the expansion. In addition, in staffing the operation of the Project Sunburst expansion, the Development Agreement requires that TCA give preference first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes.

   Payment of the Development Fee

   Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of September 30, 2001, the Authority has incurred $11.3 million related to the TCA development fee, of which $9.3 million has been paid.

   Termination and Disputes

   The Development Agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 7, 2008. In addition, each party has the right to terminate the Development Agreement if there is a material default or failure to perform a material duty or obligation by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and have agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has also waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

  Previous Management Agreement with Trading Cove Associates

   Until January 1, 2000, TCA was the exclusive manager of Mohegan Sun pursuant to a gaming facility management agreement among the Authority, the Tribe and TCA (the "Management Agreement"), which was entered into on August 30, 1995. The Management Agreement originally had a term of seven years. The Management Agreement was terminated on January 1, 2000, and the Authority and TCA subsequently signed the Relinquishment Agreement (see below). Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined in the Management Agreement, depending on profitability levels. Management fees for the years ended September 30, 2000 and 1999 were $13.6 million and $59.5 million, respectively. Management fees for fiscal year 2000 represent amounts earned from October 1, 1999 through December 31, 1999 due to the termination of the Management Agreement on December 31, 1999.

  Relinquishment Agreement with Trading Cove Associates

   General

   Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA, pursuant to which TCA managed the Authority's gaming operations. This termination occurred on December 31, 1999, at which time the Authority assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA 5% of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

   Relinquishment Payments

   The payments under the Relinquishment Agreement are divided into Senior Relinquishment Payments and Junior Relinquishment Payments, each of which are 2.5% of Revenues as defined in the Relinquishment Agreement. Senior Relinquishment Payments are payable quarterly in arrears and commenced on April 25, 2000 and the Junior Relinquishment Payments are payable semi-annually in arrears and commenced on July 25, 2000. Revenues are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center and all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires) and proceeds of business interruption insurance.

  Subordination of Relinquishment Payments/Priority Distribution to the Tribe

   The Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority's Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

   Trademarks

   In connection with the Relinquishment Agreement, TCA has granted to the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the "Mohegan Sun" name, used at or developed for Mohegan Sun. The Authority has agreed, however, that it will only use the word "Sun" in conjunction with Mohegan Sun and Project Sunburst facilities and together with "Mohegan" or "Mohegan Tribe."

Certain Indebtedness

   The following is a summary of the material terms of several of the Authority's material debt obligations. This summary does not restate in entirety the terms of the agreements under which the Authority incurred this indebtedness. The agreements, and not these summaries, define the rights and obligations of the Authority and, in some cases, the Tribe. Copies of these agreements are included as exhibits to this Form 10-K.

  Senior Notes

   On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. See "--Material Agreements--Relinquishment Agreement with Trading Cove Associates" for a further description of the ranking of payments under the Relinquishment Agreement.

  1999 Senior Subordinated Notes

   On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. See "--Material Agreements--Relinquishment Agreement with Trading Cove Associates" for a further description of the ranking of payments under the Relinquishment Agreement.

  2001 Senior Subordinated Notes

   On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility (described below) and fund Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. See "--Material Agreements--Relinquishment Agreement with Trading Cove Associates" for a further description of the ranking of payments under the Relinquishment Agreement.

  Bank Credit Facility

   As of September 30, 2001, the Authority had $258.0 million outstanding under a $500 million reducing, revolving, secured credit facility with a syndicate of lenders led by Bank of America N.A. (formally known as Bank of America National Trust and Savings Association). The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority's cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These financial covenants relate to the permitted maximums of the Authority's total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. Such covenants include provisions that:

  .  the Tribe preserve its existence as a federally recognized Indian tribe;

  . the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws;

  . except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe; and

  . permit a construction consultant to inspect and review the proposed expansion and all budgets, plans, designs and specifications on a periodic basis.

   At the Authority's option, each advance of loan proceeds will accrue interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of September 30, 2001 was 2.64% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority has no base rate loans. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter. The amount of each such reduction must equal 10% of the commitment as in effect immediately prior to the first such reduction.

Environmental Matters

   The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. United Nuclear Corporation's facility was officially decommissioned on June 8, 1994 when the Nuclear Regulatory Commission confirmed that all licensable quantities of such nuclear material had been removed from the site and that any residual contamination from such material was remediated according to the Nuclear Regulatory Commission approved decommissioning plan.

   From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Environmental Protection ("DEP") reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEP approved United Nuclear Corporation's remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soils and additional investigation were completed to achieve the DEP's cleanup criteria and demonstrate that the remaining soils complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to the data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEP has reviewed and approved the cleanup activities at the site, and, as part of the DEP's approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to insure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation's environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation's activities on the property.

   The Authority is not currently incurring, and did not incur in fiscal years 2001, 2000 and 1999, any material costs related to compliance with environmental requirements with respect to the site's former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist or will be exposed due to the expansion. Should soil or groundwater contamination be identified during the continuing course of the expansion, Connecticut remediation standard requirements will have to be met, in addition to any other applicable environmental remediation requirements. See "--Risk Factors."

Employees and Labor Relations

   As of September 30, 2001, Mohegan Sun employed approximately 7,583 full-time employees, and 1,631 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference to Native Americans. See "Part III--Item 13. Certain Relationships and Related Transactions." In addition, when staffing the operations of the Project Sunburst expansion, the Development Agreement requires TCA to give hiring and recruiting preferences, first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes. See "--Material Agreements--

Development Agreement--Engagement of Certified Entities; Staffing the Expansion." None of Mohegan Sun's employees are covered by collective bargaining agreements.

Risk Factors

   In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. See also, "Cautionary Note Regarding Forward-Looking Statements" on page 1 of this Form 10-K.

  The Authority's substantial indebtedness could adversely affect its financial health.

   The Authority currently has and will continue to have a significant amount of indebtedness. As of September 30, 2001, the Authority had outstanding long-term debt and capital lease obligations totaling $909.5 million. In addition, the Authority has borrowing capacity under the Bank Credit Facility of up to $500.0 million, of which $258.0 million was outstanding on September 30, 2001.

   If the Authority had fully drawn all possible amounts available under the Bank Credit Facility, its total debt and capital lease obligations would have been approximately $1.2 billion as of September 30, 2001.

   The Authority's substantial indebtedness and other obligations could have important consequences to its business. For example, they could:

  . increase the Authority's vulnerability to adverse economic and industry conditions;

  . require the Authority to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general operating requirements, including those with respect to Project Sunburst;

  . limit the Authority's flexibility in planning for, or reacting to, changes in its business and the gaming industry, which may place the Authority at a disadvantage compared to its competitors that have less debt thereby hurting the Authority's results of operations and ability to meet its debt service obligations with respect to its outstanding indebtedness; and

  . limit, along with the financial and other restrictive covenants in the Authority's outstanding indebtedness, the Authority's ability to borrow additional funds.

  If the Authority is not able to compete successfully with existing and potential competitors, it may not be able to generate sufficient cash flow.

   Existing Competitors

   Mohegan Sun currently competes primarily with Foxwoods and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods, operated by the Mashantucket Pequot Tribe, is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. In addition, Foxwoods offers a number of amenities that, prior to the completion of the remaining components of Project Sunburst, Mohegan Sun does not have, including hotel accommodations and a convention center. Foxwoods has been in operation for approximately ten years and may have greater financial resources and greater operating experience than the Authority or the Tribe.

   When Project Sunburst is completed, the Authority also intends to compete for customers more directly with casinos in Atlantic City, New Jersey, and to a lesser extent with other gaming resorts including those on the Gulf Coast of Mississippi and in Las Vegas, Nevada. Many of these casinos and resorts have greater resources and name recognition than Mohegan Sun.

   Potential New Competitors

   Due to various federal and state laws, casino gaming in the northeastern United States may be conducted only in Atlantic City, New Jersey, by federally recognized Indian tribes operating under federal Indian gaming law or on cruise ships in international waters. Mohegan Sun currently faces competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York. Also, other Indian tribes have announced casino projects in the State of New York which, if completed, will add significant casino space and hotel rooms to the northeastern United States market.

   In addition, several groups of individuals in Connecticut and Massachusetts are seeking federal recognition as Indian tribes with the announced intent of establishing gaming operations in or near Connecticut. Some of these groups have publicized the existence of financial backers for the construction of gaming facilities. A number of states, including Connecticut, Massachusetts and New York, also have investigated legalizing casino gaming by non-Indians in one or more locations.

   The Authority cannot predict whether any of these individual groups or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such proliferation of gaming operations will have a material adverse effect on the Authority's operations. For a more detailed description of the Authority's competition, see "--Competition from Other Gaming Operations."

  Restrictions in the Bank Credit Facility and the indentures which govern the Authority's long-term debt obligations may impose limits on the Authority's ability to pursue its business strategies.

   The Bank Credit Facility and the indentures which govern the Authority's long-term debt obligations contain customary operating and financial restrictions that limit its discretion on various business matters. These restrictions include covenants limiting its ability to:

  .  incur additional debt;

  .  grant liens;

  .  make investments;

  .  sell assets;

  .  pay dividends and other distributions;

  .  make capital expenditures; and

  .  enter into transactions with affiliates.

   The Bank Credit Facility also requires the Authority to maintain certain financial ratios, including fixed charge coverage and leverage ratios, and not to exceed certain fixed ratios of senior indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). If these ratios are not maintained, it may be impossible for the Authority to borrow additional funds to meet its obligations. See "--Certain Indebtedness."

   These restrictions may reduce the Authority's flexibility in planning for, or reacting to, changes in its business and the gaming industry in general and thereby hurt its results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

   Additionally, a failure by the Authority to comply with covenants in its debt instruments could result in an event of default which, if not cured or waived, could have a material adverse effect on the Authority and could result in the acceleration of all then-outstanding amounts of such debt and an inability to make debt service payments under its outstanding indebtedness.

  Mohegan Sun's failure to generate sufficient cash flow could prevent the Authority from fulfilling its debt service obligations with respect to its outstanding indebtedness.

   The Authority relies on revenues from the gaming operations of Mohegan Sun to meet its debt service obligations. Such operations are subject to many financial, economic, political, competitive and regulatory factors beyond the Authority's control. If Mohegan Sun is unable to generate sufficient cash flow, the Authority may be unable to meet its debt service obligations with respect to the its outstanding indebtedness. The Authority could be required to reduce or delay planned capital expenditures, including Project Sunburst, dispose of some of its assets and/or seek to restructure some or all of its debt. We cannot assure you that any of these alternatives could be effected on satisfactory terms, if at all.

  The Authority's obligations under the Relinquishment Agreement could adversely affect its financial health and prevent it from fulfilling its debt service obligations under its outstanding indebtedness.

   Pursuant to the terms of the Relinquishment Agreement, the Authority is required, among other things, to pay to Trading Cove Associates five percent of the revenues generated by Mohegan Sun and Project Sunburst during the 15-year period which commenced on January 1, 2000. See "--Material Agreements--Relinquishment Agreement with Trading Cove Associates." For the fiscal year ended September 30, 2001, the Authority made payments totaling $42.3 million pursuant to the Relinquishment Agreement.

   This obligation consumes a significant portion of the Authority's revenues that might otherwise be available to fund working capital, capital expenditures and other general operating requirements. As a result, the Authority's flexibility in planning for, or reacting to, changes in its business and the gaming industry in general is reduced. This may place the Authority at a disadvantage compared to its competitors that do not have such an obligation and thereby hurt its results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness. The Relinquishment Agreement also contains operating and financial restrictions similar to those contained in the Bank Credit Facility and the indentures which govern the Authority's long-term debt obligations.

  Failure to complete Project Sunburst's planned construction within its budget and on time with minimal disruption to existing operations could adversely affect the financial health of the Authority.

   The anticipated construction costs and completion dates for Project Sunburst are based on budgets, design documents and schedule estimates prepared by Trading Cove Associates for the Authority with the assistance of architects and contractors. Construction projects such as Project Sunburst are inherently subject to significant development and construction risks. These include the following:

  .  labor disputes;

  .  shortages of material and skilled labor;

  .  weather interference;

  .  engineering problems;

  . environmental problems (including asbestos, lead and hazardous waste removal);

  .  fire, flood and other natural disasters; and

  . geological, construction, demolition, excavation, regulatory and/or equipment problems.

   All of these risks and others could cause unanticipated cost increases.

   A major portion of Project Sunburst has been completed with the opening on September 25, 2001 of the Casino of the Sky, the Shops at Mohegan Sun and Mohegan Sun Arena. A partial opening of the hotel and convention center, expected in April 2002, is currently on schedule and full completion of construction is expected in June 2002. We cannot assure you that the uncompleted portion of Project Sunburst will begin operations on time or that construction costs for Project Sunburst will not exceed its budget. Failure to complete Project Sunburst within its budget or on schedule may have a material adverse effect on the results of Mohegan Sun's operations and the Authority's financial condition.

   Furthermore, although construction activities related to Project Sunburst have been planned in a manner as to minimize disruption, construction noise and debris and the temporary closing of some of the facilities, such activities may disrupt Mohegan Sun's current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction of Project Sunburst will not have a material adverse effect on the Authority's results of operations.

  A downturn in the regional economy could negatively impact the Authority's financial performance.

   Ninety-five percent of Mohegan Sun's patrons arrive via automobile and are assumed to work or live in the northeastern United States. Moderate or severe economic downturns or adverse conditions in the northeastern United States may negatively affect the Authority's operations. During periods of economic contraction, the Authority's revenues may decrease while some of its costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities the Authority offers are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Authority's gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Accordingly, the Authority's business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions.

  Mohegan Sun is subject to the risks of a new business.

   Although Mohegan Sun has been in operation since October 12, 1996, the addition of a hotel and other new and untested amenities has many of the same risks inherent in the establishment of a new business enterprise. The Authority's lack of operating history in these new ventures could lead to service disruptions and other operational and financial issues that may adversely affect the Authority's future operating results and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

  The risks associated with operating a substantially expanded facility and managing its growth could have a material adverse effect on Mohegan Sun's future performance.

   Mohegan Sun, when Project Sunburst is completed, will have significantly larger gaming facilities, entertainment venues and retail space, as well as new hotel and convention facilities. There can be no assurance that the Authority will be successful in integrating the planned casino and resort into Mohegan Sun's current operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on the Authority's results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

  The loss of a key management member could have a material adverse effect on Mohegan Sun.

   Mohegan Sun's success depends in large part on the continued service of key management personnel, particularly William Velardo, the Authority's President and General Manager, Mitchell Etess, the Authority's Executive Vice President of Marketing, and Jeffrey Hartmann, the Authority's Executive Vice President of

Finance/Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority's business, operating results and financial condition.

  The Authority may be subject to material environmental liability as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

   The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of United Nuclear Corporation facilities on the site, extensive remediation of contaminated soils and additional investigations were completed. The site currently meets federal and state remediation requirements. Notwithstanding the foregoing, we cannot assure you that (1) the various environmental reports or any other existing environmental studies revealed all environmental liabilities, (2) any prior owners or tenants did not create any material environmental condition not known to us, (3) future laws, ordinances or regulations will not impose any material environmental liability or (4) a material environmental condition does not otherwise exist on the site.

   Any of the above could have a material adverse effect upon the Authority's future operating results. See "--Environmental Matters."

  Gaming is a highly regulated industry and changes in the law could have a material adverse effect on the Tribe's and the Authority's ability to conduct gaming operation.

   Gaming on the Tribe's reservation is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC and agencies of the State of Connecticut, such as the Division of Special Revenue, the State Police and the Department of Liquor Control. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted by the Authority and the revenues realized therefrom.

   Currently, the operation of all gaming on Indian lands is subject to the IGRA. For the past several years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with the IGRA. Virtually all of the proposals that have been considered seriously would be prospective in effect and contain clauses that would grandfather existing Indian gaming operations such as Mohegan Sun. Various bills also have been proposed, however, which would have the effect of repealing many of the key provisions of the IGRA and prohibiting the continued operation of particular classes of gaming on Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to the IGRA have been enacted, the Authority cannot predict the ramifications of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority's results of operations and its ability to meet its debt service obligations would be materially and adversely affected.

   In addition, under federal law, gaming on Indian land is dependent on the permissibility under state law of specific forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on the ability of the Authority to conduct its gaming operations. Connecticut currently permits, among other things, a state lottery, jai alai fronton betting and off-track betting parlors. See "Government Regulation."

  A change in the Authority's current tax-exempt status could have a material adverse effect on the Authority's results of operations.

   Based on current interpretation of the Internal Revenue Code, which we refer to as the Code, neither the Tribe nor the Authority is subject to federal income or property taxes. However, we cannot assure you that Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation.

   Efforts have been made in Congress over the past several years to amend the Code to provide for taxation of the net income of tribal business entities. These efforts have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, some could be passed in the future. Future proposals or amendments in this area could materially and adversely affect the Authority's results of operations.

  The Authority and the Tribe enjoy sovereign immunity from unconsented suit, and jurisdiction of state and federal courts may be difficult or impossible to obtain in commercial disputes against the Authority or the Tribe.

   The Authority and the Tribe enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as the Authority), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Both the Tribe and the Authority have granted a limited waiver of sovereign immunity and consent to suit in connection with some of the Authority's outstanding indebtedness (such as suits against the Authority to enforce its obligation to repay certain outstanding indebtedness). Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. However, with limited exceptions, the Tribe and the Authority have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an investor in the Authority may not have any remedy against the Authority or the Tribe for violations of federal securities laws.

   Disputes against the Authority or the Tribe may be brought in a federal or state court that has jurisdiction over the matter. However, as in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain because a commercial dispute is unlikely to present a federal question. In addition, state courts may not exercise jurisdiction over disputes arising on the Mohegan reservation. Also, the Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in the federal or state court. Thus, there may be no federal or state court forum with respect to a dispute against the Authority or the Tribe. See "--Government Regulation--Tribal Law and Legal Systems."

   The Tribe's Constitution, which established the Authority and the Gaming Disputes Court, currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision and the provisions establishing the Authority and the Gaming Disputes Court could be amended by the Tribe's registered voters to impair the obligation of such contracts. For a more detailed description of the Gaming Disputes Court and the amendment process for the Tribe's Constitution, see "--Mohegan Tribe of Indians of Connecticut."

  Neither the Tribe nor the Authority may be subject to the federal bankruptcy laws, which could impair the ability of the Authority's creditors to be repaid from the sale of the Authority's assets if the Authority is unwilling or unable to meet its obligations.

   The Tribe and the Authority may not be subject to the federal bankruptcy laws. Thus, if bankruptcy, liquidation, reorganization or other similar event occurs, no assurance can be given that any forum will be available to the creditors other than the Gaming Disputes Court. In such court, there are presently no guiding precedents for the interpretation of Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which the casino facility is located is owned by the United States in trust for the Tribe, and creditors of the Authority or the Tribe may not foreclose upon or obtain title to the land. See "--Mohegan Tribe of Indians of Connecticut--Gaming Disputes Court."

Item 2. Properties

   Mohegan Sun is located on 240 acres of the Tribe's reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

   The Authority has a lease with the Tribe for land on which Mohegan Sun is located. The initial term of the lease is 25 years, with an option to renew for one additional 25-year term provided that the Authority is not in default under the lease. The lease also provides that all improvements constructed on the site will become the property of the Tribe. The lease is a net lease requiring that the Authority assume all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, in addition to the payment of a nominal annual rental fee. See "--Item 1. Business--Material Agreements--Land Lease from the Tribe to the Authority."

   The Authority has entered into various lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. For the fiscal years ending September 30, 2001, 2000 and 1999, the Authority incurred charges of $386,000, $386,000 and $412,000, respectively, relating to the lease agreements.

Item 3. Legal Proceedings

   The Authority is a defendant in certain litigation incurred in the normal course of business. The Authority believes that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

   The Authority has not issued or sold any equity securities.

Item 6. Selected Financial Data

   The selected financial data shown below for the fiscal years ended September 30, 2001, 2000 and 1999, and as of September 30, 2001 and 2000, have been taken from the Authority's audited financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 1998 and 1997, and as of September 30, 1999, 1998 and 1997, have been derived from the Authority's audited financial statements for those years, which are not included in this Form 10-K. The selected financial data shown below should be read in conjunction with the Authority's financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled "--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial and statistical data included in this Form 10-K. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

                                                As of or for the Fiscal Year Ended September 30,
                                        ----------------------------------------------------------------
                                           2001          2000         1999          1998        1997(1)
                                        ----------     --------     ---------     ---------     --------
Operating Results:
   Gross revenues...................... $  857,977     $809,314     $ 725,510     $ 611,463     $506,911
   Promotional allowances..............    (71,372)     (70,044)      (56,827)      (42,501)     (43,276)
                                        ----------     --------     ---------     ---------     --------
   Net revenues........................ $  786,605     $739,270     $ 668,683     $ 568,962     $463,635
                                        ----------     --------     ---------     ---------     --------
   Income from operations.............. $  190,067     $204,304     $ 156,546     $ 135,687     $ 82,675
   Other income (expense), net.........     15,372 (2)  (57,696)(3)  (156,226)(4)   (47,539)     (43,301)
   Loss from discontinued operations...       (591)        (674)         (812)         (569)      (2,687)
   Extraordinary items.................         --           --       (38,428)(5)  (419,458)(6)       --
                                        ----------     --------     ---------     ---------     --------
   Net income (loss)................... $  204,848     $145,934     $ (38,920)    $(331,879)    $ 36,687
                                        ----------     --------     ---------     ---------     --------
Other Data:
   EBITDAR(7).......................... $  256,164     $253,955     $ 239,475     $ 200,658     $137,776
   Interest expense, net............... $   25,060     $ 37,799     $  55,595     $  50,172     $ 45,095
   Capital expenditures................ $  626,350     $288,278     $  62,795     $  32,731     $ 35,700
   Net cash flows provided by
     operating activities.............. $  274,294     $218,162     $ 144,724     $ 131,463     $115,906
Balance Sheet Data:
   Total assets........................ $1,452,735     $885,379     $ 914,962     $ 554,480     $386,974
   Long-term debt and capital lease
     obligations....................... $  909,514     $506,391     $ 519,298     $ 294,567     $298,237

--------
(1) The Authority commenced operations at Mohegan Sun on October 12, 1996.

(2) Includes income of $38.6 million related to reassessment of the Relinquishment Agreement. A discussion of the estimation may be found under
    Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

(3) Includes expense of $31.8 million related to the reassessment of the Authority's liability under the Relinquishment Agreement.

(4) Includes expense of $111.9 million related to the reassessment of the Authority's liability under the Relinquishment Agreement.

(5) Includes expense of $33.7 million related to the tender premium of the $175 million senior secured notes, $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt.

(6) Includes expense of $419.1 million related to the initial assessment of the Authority's liability under the Relinquishment Agreement.

(7) EBITDAR represents earnings before interest, taxes, depreciation, amortization, pre-opening costs and fees earned by TCA pursuant to the Management Agreement and the Relinquishment Agreement. See "--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page F-1 of this Form 10-K, "--Item 6. Selected Financial Data," and "Part I--Item 1. Business."

   The Authority's sole business is the operation of Mohegan Sun, which opened in October 1996. In order to capitalize on the strong demand for gaming opportunities in the northeastern United States and Mohegan Sun's popularity, the Authority decided in 1998 to expand the casino significantly and to add a hotel, convention facilities, an entertainment arena and additional retail establishments. We refer to this expansion as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, opened on September 25, 2001. The remaining components, including the majority of a 1,200 room luxury hotel and approximately 100,000 square feet of convention space, are expected to open in April 2002 with full completion of construction expected in June 2002. See "Part I--Item 1. Business--Mohegan Sun" and "Part I--Item 1. Business--Project Sunburst."

   Slot gaming market. The Connecticut slot gaming market has expanded from $907.9 million in 1997 to $1.4 billion in 2001 while Mohegan Sun's share of this market has grown from $320.7 million or 35.3% in 1997 to $578.4 million or 41.3% in 2001.

   Gross revenues. The Authority derives most of its revenue from:

  .  Gaming revenues (including revenues from slot machines and table games)

  .  Food and beverage sales

  . Retail and other revenues (including the Mohegan Sun gasoline and convenience center which opened in December 1998)

   The table below summarizes our percentage of gross revenues from each of these sources:

                                                      Year ended
                                                     September 30,
                                                   ----------------
                                                   2001  2000  1999
                                                   ----  ----  ----
           Gaming revenues........................   88%   88%   88%
           Food and beverage......................    6%    6%    7%
           Retail and other revenues..............    6%    6%    5%
                                                   ----  ----  ----
              Total...............................  100%  100%  100%

   Slot win. Gross slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. We refer to such aggregated amounts as progressive jackpots. Progressive jackpots are accrued by the Authority until paid and thus are deducted from gross slot win to arrive at net slot win.

   Promotional allowances. The Authority operates the Mohegan Sun complimentary program in which food, beverage and other services are furnished to guests free of charge. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances to arrive at net revenues.

   Mohegan Sun Player's Club. The Mohegan Sun Players's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at Mohegan Sun restaurants, retail stores and the Mohegan Sun gasoline and convenience center, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority includes the retail value of these purchases in gross revenues and deducts the value as promotional allowances to arrive at net revenues.

   EBITDAR. EBITDAR represents earnings before interest, taxes, depreciation, amortization, pre-opening costs and fees earned by TCA pursuant to the Management Agreement and the Relinquishment Agreement. The Authority stopped paying management fees to TCA on January 1, 2000 due to the termination of the Management Agreement but simultaneously began paying fees under the Relinquishment Agreement. Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined in the Management Agreement, depending on profitability levels. Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA on January 1, 2000. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA 5% of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun and any expansion during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDAR is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. See "Part I--Item 1. Business--Material Agreements" for a further description of the Management Agreement and the Relinquishment Agreement.

   Relinquishment liability and reassessment expense. The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed periodically to account for increases or decreases in projected revenues as well as the effect of the passage of time on the present value of the future payments to be made pursuant to the Relinquishment Agreement. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

  Comparison of Operating Results for the Fiscal Years Ended September 30, 2001 and 2000

   Net revenues for fiscal year 2001 were $786.6 million, an increase of $47.3 million or 6.4% over fiscal year 2000 net revenues of $739.3 million. The earnings before interest, taxes, depreciation, amortization, pre-opening costs and relinquishment fees earned by TCA, or EBITDAR, for the fiscal year ended September 30, 2001 increased $2.2 million or 0.9% to $256.2 million compared to $254.0 million in fiscal year 2000. Mohegan Sun achieved a fiscal year 2001 EBITDAR margin of 32.6% compared to a 34.4% margin during the fiscal year ended September 30, 2000. The decline in the margin was attributable to increased labor, marketing and operating expenses and an increase in pre-opening costs related to Project Sunburst. On October 13, 2000, the Authority announced that bingo operations would be converted into a 637-unit smoke-free slot area. Therefore, the corresponding revenues, promotional allowances, expenses and interest income were reported as discontinued operations. See "Part I-- Item 1. Business--Mohegan Sun."

   The Connecticut slot market continued to grow as did Mohegan Sun's market share. The Connecticut slot market grew at a rate of 4.1% from fiscal year 2000 to fiscal year 2001. The State of Connecticut reported a gross slot win of $1.4 billion and $1.3 billion for the fiscal years ended September 30, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced a fiscal year 2001 increase in gross slot revenues of 7.0% over the prior year. Gross slot revenues were $578.4 million and $540.3 million for the fiscal years ended September 30, 2001 and 2000, respectively. Gross slot win per unit per day was $471 and $488 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines year over year from 3,028 to 3,362.

   Gaming revenues for fiscal year 2001 increased $41.4 million or 5.8% to $751.0 million compared to $709.6 million for the fiscal year 2000. The increase in gaming revenues was primarily due to a 6.3% growth in Mohegan Sun net slot revenues as a result of the continued growth of the Mohegan Sun customer base, as well as the opening of the first phase of Project Sunburst for six days during fiscal year 2001. Membership in the Mohegan Sun Player's Club totaled approximately 1.6 million and 1.4 million members as of September 30, 2001 and 2000, respectively.

   For the fiscal year ended September 30, 2001, food and beverage revenues were $49.5 million, an increase of $2.2 million or 4.6% compared to the prior year. The increase in revenues was attributable to a higher average sale per check primarily associated with new Project Sunburst restaurants. Food and beverage revenues for the fiscal year ended September 30, 2000 were $47.3 million.

   Retail and other revenues were $57.5 million in fiscal year 2001, a growth of $5.1 million or 9.8% over fiscal year 2000. Retail and other revenues for the fiscal year ended September 30, 2000 were $52.4 million. This increase was attributed to increased popularity of the Mohegan Sun gasoline and convenience center.

   Promotional allowances totaled $71.4 million for the fiscal year ended September 30, 2001, representing a $1.3 million or 1.9% increase over fiscal year 2000 promotional allowances of $70.0 million. The increase in promotional allowances was attributable to the increase in gross revenues. Promotional allowances as a percentage of gross revenue decreased from 8.7% in fiscal year 2000 to 8.3% in fiscal year 2001 due to an increase in the redemption of Mohegan Sun Player's Club points at retail outlets not managed by the Authority. See Note 3 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

   Total costs and expenses were $596.5 million for the fiscal year ended September 30, 2001, an increase of $61.6 million or 11.5% over the prior year's costs and expenses of $535.0 million. The increase in expenses was primarily a result of a 6.0% increase in gross revenues and pre-opening expenses related to Project Sunburst.

   Gaming costs and expenses were $334.5 million for fiscal year 2001, an increase of $27.3 million or 8.9% over gaming costs and expenses for fiscal year 2000 of $307.2 million. The increase in gaming costs and expenses is primarily due to increases in labor and benefit costs, Slot Win Contribution and the allocation of complimentaries associated with gaming. The Slot Win Contribution for the fiscal years ended September 30, 2001 and 2000 totaled $144.6 million and $135.1 million, respectively. The increase in Slot Win Contribution was directly related to the increase in slot revenues. See "Part I--Item 1. Business--Material Agreements--Gaming Compact with the State of Connecticut" for a description of the Slot Win Contribution.

   Food and beverage costs for fiscal year 2001 increased $702,000 to $24.4 million or 3.0% over fiscal year 2000 food and beverage costs of $23.7 million. The increase was attributable to increased labor and benefit costs.

   Retail and other costs were $32.1 million for fiscal year 2001, an increase of $5.0 million or 18.3% over retail and other costs of $27.1 million for fiscal year 2000. The increase was primarily attributable to the increased popularity of the Mohegan Sun gasoline and convenience center, as well as the increase in expenses associated with the Uncas Pavilion. The Uncas Pavilion was permanently closed in September 2001.

   General and administrative costs were $139.3 million and $127.2 million for fiscal years ended September 30, 2001 and 2000, respectively. The increase of $12.1 million or 9.5% was attributable to increases in marketing expenses aimed at our direct mail and advertising programs.

   Pre-opening costs were $31.3 million for the fiscal year ended September 30, 2001, an increase of $26.1 million over pre-opening costs of $5.3 million for fiscal year 2000. Pre-opening costs are primarily comprised of personnel costs and marketing and advertising costs associated with the September 25, 2001 opening of Project Sunburst.

   There were no management fees earned by TCA for the fiscal year ended September 30, 2001, compared to $13.6 million of management fees for fiscal year 2000. The decrease in management fees was a direct result of the termination of the Management Agreement on December 31, 1999. See "Part I--Item
1. Business--Material Agreements."

   For the fiscal year ended September 30, 2001, depreciation and amortization increased $4.0 million to $34.8 million, an increase of 13.1% over depreciation and amortization for fiscal year 2000 of $30.7 million. The increase was the result of additional depreciation on capital expenditures made during the year.

   Income from operations for the fiscal year ended September 30, 2001 totaled $190.1 million compared to $204.3 million in fiscal year 2000. The decrease was primarily due to an increase in pre-opening costs and an increase in gaming costs and expenses. The increase in gaming costs and expenses was due to increases in labor and benefit costs and the Slot Win Contribution from the previous fiscal year. The increase in pre-opening costs was associated with Project Sunburst.

   For the fiscal year ended September 30, 2001, the relinquishment liability reassessment income associated with the Relinquishment Agreement with TCA was $38.6 million, compared to an expense of $31.8 million in fiscal year 2000. The Authority reviewed current revenue forecasts and has reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. The reassessment represented the impact of time on the value of money discounted to present value using the Authority's current risk-free rate of investment and an adjustment for the difference between forecasted and actual revenues. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

   Interest and other income was $2.9 million for the fiscal year ended September 30, 2001, a decrease of $10.5 million or 78.3% over interest and other income of $13.5 million for fiscal year 2000. The decrease in interest and other income was related to declining interest rates during the year and a decrease in the weighted average invested cash, which has been used in financing Project Sunburst. Weighted average invested cash was $29.1 million and $171.3 million for the fiscal years ended September 30, 2001 and 2000, respectively.

   Interest expense, net, of $25.1 million for the fiscal year ended September 30, 2001 represents a decrease of $12.7 million or 33.7% over the prior year interest expense. The decrease was mainly attributable to the capitalization of $27.4 million in interest on the Bank Credit Facility, the $200.0 million Senior Notes, the $300.0 million 1999 Senior Subordinated Notes and the $150.0 million 2001 Senior Subordinated Notes. During fiscal year 2000, $9.9 million was capitalized. The increase in debt was the result of draws on the Bank Credit Facility and the issuance of the $150.0 million 2001 Senior Subordinated Notes. The weighted average interest rate was 8.04% and 8.39% for the fiscal years ended September 30, 2001 and 2000, respectively. The weighted average debt outstanding was $787.9 million and $512.6 million for the fiscal years ended September 30, 2001 and 2000, respectively.

   Other expenses for the fiscal years ended September 30, 2001 and 2000 of $116,000 and $1.5 million, respectively, were attributable to the disposal of assets by the Authority.

   The change in fair value of derivative instruments of $949,000 represents the change in time value of the derivative instruments. The decrease in the market value of derivative instruments held at September 30, 2001 of $6.1 million was offset by a reclassification of $5.1 million of intrinsic value to accumulated other comprehensive loss. The Authority held no derivative instruments at September 30, 2000. See "Part II--Item 7. Quantitative and Qualitative Disclosure of Market Risk" and Note 8 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

   Loss from discontinued operations totaled $591,000 for the fiscal year ended September 30, 2001, a decrease of $83,000 or 12.3% over the loss from discontinued operations of $674,000 for the fiscal year ended September 30, 2000. The loss was the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into a 637-unit smoke-free slot area.

   Net income for the fiscal year ended September 30, 2001 increased $58.9 million to $204.8 million. The increase in net income was primarily attributable to the decrease in the relinquishment liability reassessment expense from $31.8 million in fiscal year 2000 to income of $38.6 million in fiscal year 2001. The increase was partially offset by the decrease in income from operations from $204.3 million in fiscal year 2000 to $190.1 million in fiscal year 2001. Net income for fiscal year 2000 totaled $145.9 million.

  Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and 1999

   Net revenues for fiscal year 2000 were $739.3 million, an increase of $70.6 million or 10.6% over fiscal year 1999 net revenues of $668.7 million. The earnings before interest, taxes, depreciation, amortization, pre-opening costs and relinquishment and management fees earned by TCA, or EBITDAR, for the fiscal year ended September 30, 2000 increased $14.5 million or 6.0% to $254.0 million compared to $239.5 million in fiscal year 1999. Mohegan Sun achieved a fiscal year 2000 EBITDAR margin of 34.4% compared to a 35.8% EBITDAR margin during the fiscal year ended September 30, 1999. On October 13, 2000, the Authority announced that bingo operations would be converted into the Hall of the Lost Tribes; therefore, the corresponding revenues, promotional allowances, expenses and interest income were consolidated in discontinued operations. See "Part I--Item 1. Business--Mohegan Sun."

   The Connecticut slot market continued to grow as did Mohegan Sun's market share. The Connecticut slot market grew at a rate of 8.5% from fiscal year 1999 to fiscal year 2000. The State of Connecticut reported a gross slot win of $1.3 billion and $1.2 billion for the fiscal years ended September 30, 2000 and 1999, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced a fiscal year 2000 increase in net slot revenues of 11.6% over the prior year. Gross slot revenues were $529.9 million and $474.9 million for the fiscal years ended September 30, 2000 and 1999, respectively. Gross slot win per unit per day was $488 and $439 for the respective periods.

   Gaming revenues for fiscal year 2000 increased $68.5 million or 10.7% to $709.6 million compared to $641.1 million for the fiscal year 1999. The increase in gaming revenues was primarily due to an 11.6% growth in Mohegan Sun net slot revenues as a result of the continued growth of the Mohegan Sun customer base. Membership in the Mohegan Sun Player's Club totaled approximately 1.4 million members and approximately 1.2 million members as of September 30, 2000 and 1999, respectively.

   For the fiscal year ended September 30, 2000, food and beverage revenues were $47.3 million, a decrease of $591,000 or 1.2% compared to the prior year. The decrease in revenues was attributable to reduced food servings and a patron shift in Mohegan Sun Player's Club point redemption from the food and beverage products toward retail and gas products. Food and beverage revenues for the fiscal year ended September 30, 1999 were $47.9 million.

   Retail and other revenues were $52.4 million in fiscal year 2000, a growth of $15.9 million or 43.5% over fiscal year 1999. Retail and other revenues for the fiscal year ended September 30, 1999 were $36.5 million. This increase was attributed to increased utilization of retail complimentaries and the popularity of the Mohegan Sun gasoline and convenience center.

   Promotional allowances totaled $70.0 million for the fiscal year ended September 30, 2000, representing a $13.2 million or 23.3% increase over fiscal year 1999 promotional allowances of $56.8 million. The increase was attributable to an increase in the customer base as well as increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowances as a percentage of gross revenue increased from 7.8% in fiscal year 1999 to 8.7% in fiscal year 2000.

   Total costs and expenses were $535.0 million for the fiscal year ended September 30, 2000, an increase of $22.8 million or 4.5% over the prior year's costs and expenses of $512.1 million. The increase in expenses was primarily a result of an 11.6% increase in gross revenues and pre-opening expenses related to Project Sunburst incurred during fiscal year 2000.

   Gaming costs and expenses were $307.2 million for fiscal year 2000, an increase of $33.7 million or 12.3% over gaming costs for fiscal 1999 of $273.5 million. The increase in gaming costs and expenses is primarily due to increases in Slot Win Contribution and the allocation of complimentaries associated with gaming. The Slot Win Contribution for the fiscal years ended September 30, 2000 and 1999 totaled $135.1 million and $121.1 million, respectively. The increase in Slot Win Contribution was directly related to the increase in slot revenues.

   Food and beverage costs for fiscal year 2000 increased $1.5 million to $23.7 million or 6.9% over fiscal year 1999 food and beverage costs of $22.2 million. The increase was attributable to increased labor and benefit costs.

   Retail and other costs were $27.1 million for fiscal year 2000, an increase of $4.6 million or 20.2% over retail and other costs of $22.6 million for fiscal year 1999. The increase was primarily attributable to a full year of operations for the Mohegan Sun gasoline and convenience center, which opened in December 1998, as well as the increased utilization of the Mohegan Sun complimentary program in the retail outlets.

   General and administrative costs were $127.2 million and $110.9 million for fiscal years ended September 30, 2000 and 1999, respectively. The increase of $16.3 million or 14.7% was partially attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits. Of the $16.3 million increase, $3.5 million was associated with the Uncas Pavilion.

   Pre-opening costs were $5.3 million for the fiscal year ended September 30, 2000. Pre-opening costs were composed of labor and advertising costs associated with Project Sunburst. Mohegan Sun did not incur any pre-opening costs for the fiscal year ended September 30, 1999.

   Management fees earned by TCA totaled $13.6 million for the fiscal year ended September 30, 2000, a decrease of $45.9 million or 77.1% over management fees for fiscal year 1999 of $59.5 million. The decrease in management fees was a direct result of the termination of the Management Agreement on January 1, 2000.

   For the fiscal year ended September 30, 2000, depreciation and amortization increased $7.3 million to $30.7 million, an increase of 31.4% from depreciation and amortization for fiscal year 1999 of $23.4 million. The increase was primarily attributable to the $4.3 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets including the Riverview Garage and the Eagleview Center.

   Income from operations for the fiscal year ended September 30, 2000 totaled $204.3 million compared to $156.5 million in fiscal year 1999. The increase was primarily due to an increase in gaming revenues.

   For the fiscal year ended September 30, 2000, the relinquishment liability reassessment expense associated with the Relinquishment Agreement with TCA was $31.8 million, compared to $111.9 million in fiscal year

1999. The reassessment represents the impact of time on the value of money discounted to present value using the Authority's current risk-free rate of investment and an adjustment for the difference between forecasted and actual revenues. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

   Interest and other income was $13.5 million for the fiscal year ended September 30, 2000, an increase of $2.2 million over interest and other income of $11.3 million for fiscal year 1999. The increase in interest and other income was related to the investment of the remainder of the proceeds from the Authority's Senior Notes and 1999 Senior Subordinated Notes issued on March 3, 1999. A portion of the financing was used to pay off existing debt and the remainder was invested to be used later for construction of Project Sunburst. The Authority's treasury program requires investment in investment-grade commercial paper having maturities not more than six months from the date of acquisition. Weighted average invested cash was $171.3 million and $151.8 million for the fiscal years ended September 30, 2000 and 1999, respectively.

   Interest expense of $37.8 million for the fiscal year ended September 30, 2000 represents a decrease of $17.8 million or 32.0% over the prior year interest expense. The decrease was mainly attributable to the capitalization of $9.9 million in interest on the $200 million Senior Notes and the $300 million 1999 Senior Subordinated Notes to Project Sunburst. The increase in debt was the result of the payoff of the $175 million of the Authority's senior secured notes due 2002 (the "Senior Secured Notes"), the defeasance of the $90 million of the Authority's subordinated financing from Sun International and Waterford Gaming L.L.C., which was in the form of notes (the "Subordinated Notes"), and the issuance of the $200 million Senior Notes and $300 million 1999 Senior Subordinated Notes in March 1999. The weighted average interest rate was 8.39% and 10.45% for the fiscal years ended September 30, 2000 and 1999, respectively. The weighted average debt outstanding was $512.6 million and $435.1 million for the fiscal years ended September 30, 2000 and 1999, respectively.

   Other expense for the fiscal year ended September 30, 2000 was $1.5 million and was attributable to the disposal of assets having a net book value of $1.5 million. There were no costs attributed to other expense in fiscal year 1999.

   Loss from discontinued operations totaled $674,000 for the fiscal year ended September 30, 2000, a decrease of $138,000 or 17.0% over the loss from discontinued operations for the fiscal year ended September 30, 1999 of $812,000. The loss was the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into a 637-unit smoke-free slot area.

   Net income for the fiscal year ended September 30, 2000 increased $184.9 million to $145.9 million. The increase in net income was primarily attributable to the decrease in the relinquishment liability reassessment expense from $111.9 million in fiscal year 1999 to $31.8 million in fiscal year 2000 and the increase in income from operations of $47.8 million over the prior year. Net loss for fiscal year 1999 totaled $38.9 million, which was primarily attributable to the relinquishment reassessment expense of $111.9 million and the extraordinary item of $38.4 million, of which $33.7 million related to the early extinguishment of the Senior Secured Notes, $5.2 million related to the write-off of financing fees associated with the original facility construction and $500,000 related to the forgiveness of debt associated with the defeasance of the Subordinated Notes (see Note 15 to the Authority's financial statements beginning on page F-1 of this Form 10-K).

Liquidity, Capital Resources and Capital Spending

  Cash and Available Borrowings

   As of September 30, 2001, 2000 and 1999, the Authority held cash and cash equivalents of $74.3 million, $115.7 million and $276.6 million, respectively. Cash provided by operating activities for the fiscal year ended September 30, 2001 was $274.3 million, compared with $218.2 million and $144.7 million for the fiscal years ended September 30, 2000 and 1999, respectively.

   During fiscal year 2000, the Authority tendered for and repaid the $90.0 million principal amount of the Subordinated Notes using the funds in the defeasance trust that was established in fiscal year 1999, for a total cost of $140.3 million, including all accrued and deferred interest on December 30, 1999.

   On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. The Bank Credit Facility Agreement allowed the Authority to increase the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 2000, the Authority exercised its right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million. At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of September 30, 2001 was 2.64% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and, in any event, on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority has no base rate loans. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter. The amount of each such reduction must equal 10% of the commitment as in effect immediately prior to the first such reduction. The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst.

   On July 30, 2001 the Authority paid down $90.0 million on the Bank Credit Facility. As of September 30, 2001, the Authority has drawn $258.0 million from the Bank Credit Facility. The Authority has entered into hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility. (See "--Item 7A. Quantitative and Qualitative Disclosure of Market Risk" and Note 8 to the Authority's financial statements beginning on page F-1 of this Form 10-K).

  Capital Expenditures

   The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $626.4 million including capitalized interest for the fiscal year ended September 30, 2001, versus $288.3 million and $62.8 million for the fiscal years ended September 30, 2000 and 1999, respectively. These capital expenditures were an aggregate of the following:

  . Project Sunburst construction costs, including capitalized interest, totaled $844.3 million, including $37.8 million in capitalized interest and net of $1.4 million expensed or recorded as inventory, through September 30, 2001, of which $569.0 million was expended in fiscal year 2001 and $275.3 million was expended in prior periods. Under the Development Agreement, TCA will oversee the planning, design and construction and will receive a development fee of $14.0 million for such services. As of September 30, 2001, TCA has earned $11.3 million in development fees, of which $9.3 million has been paid and is included in Project Sunburst construction costs presented above.

  . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $23.6 million in fiscal year 2001, $19.5 million in fiscal year 2000, and $11.2 million in fiscal year 1999.

  . Capital expenditures on the Authority's electrical and water systems infrastructure ("infrastructure improvements") and the Eagleview employee parking center ("Employee Parking Center") totaled $12.5 million and $1.3 million, respectively, for the fiscal year ended September 30, 2001.

  . Capital expenditures for the Indian Summer Garage, which will provide 2,700 extra parking spaces, totaled $4.5 million for fiscal year 2001.

  . Capital expenditures for the construction of the Hall of the Lost Tribes, the new 637-unit smoke-free slot area which opened on April 18, 2001, were $14.9 million as of September 30, 2001, $5.1 million below the $20.0 million original budget amount. The Authority did not have any expenditures for the construction of the Hall of the Lost Tribes for the fiscal year ended September 30, 2000.

  . Capital expenditures for the construction of an employee day care facility was $568,000 during the fiscal year ended September 30, 2001, with construction expected to be completed in August 2002. The employee day care facility is expected to have a total cost of $10.0 million.

   Employee Parking Center. The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the Employee Parking Center in March 1999. The Employee Parking Center includes 2,550 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. A portion of the Employee Parking Center opened in June 2000 with the remainder opening in January 2001. The total cost of the Employee Parking Center was $25.0 million.

   Public safety facility. The Tribe commenced construction of a public safety facility within the Eagleview Complex that will service the Mohegan Reservation, including Mohegan Sun. The Authority initially funded the construction and was subsequently reimbursed by the Tribe. Approximately $1.6 million was reflected as amounts due from the Tribe in the Authority's balance sheet as of September 30, 2000. No amounts were due as of September 30, 2001 as the Authority was reimbursed for amounts due from the Tribe. See "Part III--Item 13. Certain Relationship and Related Transactions."

   Infrastructure improvements. The Authority commenced construction of the infrastructure improvements, estimated to cost $35.0 million, that will service Mohegan Sun and other Tribal facilities. Such infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The infrastructure improvements were funded by the Authority and are expected to be completed concurrent with the completion of Project Sunburst. As of September 30, 2001, approximately $29.5 million has been incurred, of which $12.5 million was expended in fiscal year 2001.

   As a construction industry standard, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of September 30, 2001, construction retainage totaled $23.3 million, which has been included in accounts payable and accrued expenses in the Authority's financial statements beginning on page F-1 of this Form 10-K.

   Expected future capital expenditures. During fiscal year 2002, the Authority expects capital expenditures to total approximately $277.5 million and to be allocated as follows:

  .  $25.0 million on maintenance capital expenditures

  .  $152.1 million on Project Sunburst construction

  .  $9.4 million on the new employee day care center

  . $60.5 million on the Indian Summer parking garage and $25.0 million on a new 1,700 space parking garage. The Indian Summer parking garage is expected to have a total cost of $65.0 million and be completed in the summer of 2002. The 1,700 space parking garage is expected to have a total cost of $25.0 million and is expected to be completed in the spring of 2002

  .  $5.5 million on infrastructure improvements.

  Relinquishment Agreement

   Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including the planned expansion, beginning January 1, 2000 and ending December 31, 2014. We refer to these payments as the relinquishment payments. The present value of this liability is estimated at $592.0 million as of September 30, 2001, a decrease of $80.9 million over the $672.9 million liability recognized as of September 30, 2000. The Authority reviewed current revenue forecasts and has reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K. The relinquishment liability will be reassessed periodically to account for increases or decreases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $42.3 million in relinquishment payments in fiscal year 2001. Of the $42.3 million in relinquishment payments, 50% are related to Senior Relinquishment Payments and 50% are related to Junior Relinquishment Payments (as defined in the Relinquishment Agreement). As of September 30, 2001, relinquishment payments earned but unpaid were $11.5 million. During fiscal year 2000, the Authority made relinquishment payments of $20.0 million. See "Part I--Item 1. Business--Material Agreements--Relinquishment Agreement with Trading Cove Associates."

   During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst, which is currently estimated to cost $960.0 million, excluding capitalized interest. Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of September 30, 2001, TCA has earned $11.3 million in development fees, of which $9.3 million has been paid.

  Distributions to the Tribe

   During fiscal years 2001, 2000 and 1999, the Authority, subsequent to meeting its operating expenses, distributed a total of $44.0 million, $50.0 million and $138.4 million, respectively, to the Tribe. In fiscal year 1999, $51.2 million was subsequently returned to the Authority by the Tribe as a capital contribution to partially finance Project Sunburst. Also in fiscal year 1999, $45.9 million previously held in escrow pursuant to certain contractual obligations of the Authority was distributed to the Tribe, and subsequently returned as a capital contribution towards Project Sunburst.

  Debt Service Costs

   For fiscal years 2001 and 2000, the Authority made interest payments on January 1 and July 1 of $8.1 million and $13.1 million each to the holders of the $200 million Senior Notes and $300 million 1999 Senior Subordinated Notes, respectively. Interest payments on the Bank Credit Facility totaled $7.3 million for fiscal year 2001. There were no interest payments on the Bank Credit Facility during fiscal 2000. In March 1999, the Authority redeemed the Senior Secured Notes for $220.0 million, including accrued interest of $11.3 million and a tender premium of $33.7 million. There were no cash interest payment requirements on the Subordinated Notes as interest was accrued and deferred until the payoff date. In March 1999, the Authority established a defeasance trust of $135.5 million in conjunction with the defeasance of the Subordinated Notes, which fully satisfied the principal and accrued interest due on the Subordinated Notes on January 1, 2000, the first permitted redemption date. The total tender of the Subordinated Notes was $140.3 million, including all accrued and deferred interest on December 30, 1999, two days prior to the redemption date for year 2000 contingency purposes.

  Sufficiency of Resources

   The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next 12 months. Due to delays in the construction schedule of the Project Sunburst hotel, the Authority has initiated discussions with its lenders regarding possible amendments to its financial covenants under the Bank Credit Facility. These amendments would be intended to address the impact of the extended construction borrowing period and the delay in achieving the full cash flows anticipated from the fully completed hotel. The Authority also is considering the issuance of additional senior subordinated notes in 2002 in order to curtail a portion of the outstanding balance of the Bank Credit Facility.

Impact of Inflation

   Absent changes in competitive and economic conditions or in specific prices affecting the hotel and casino industry, the Authority does not expect that inflation will have a significant impact on its operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

New Accounting Pronouncements

   In November 2000, the Emerging Issues Task Force ("EITF") on the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Authority's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances."

   In February 2001, the EITF reached a partial consensus on EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The adoption of this Issue will not impact the Authority as it currently does not offer cash rebates on its Mohegan Sun Player's Club points.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipated a negative effect on the Authority's operating income upon adoption of the standard.

   On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the year ended September 30, 2001, the Authority recorded $3.4 million of amortization. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its operating income upon completing the fair value assessment.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

   The Authority is exposed to inherent market risk on the following:

   At the Authority's option, Bank Credit Facility interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2001, the Authority has drawn $258.0 million from the Bank Credit Facility. The Authority expects to continue to draw down on the Bank Credit Facility in fiscal year 2002 primarily in connection with Project Sunburst.

   The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk of exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS No. 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at September 30, 2001.

   Derivative instruments held by the Authority at September 30, 2001 are as follows:

                         Effective Date   Maturity Date    Notional     Cost     Market
                         --------------   -------------    --------     ----     ------
Interest Rate Cap
 Strike Rate--8%........ October 1, 2000 October 1, 2003 $ 61,038,000 $410,000 $     1,000
Interest Rate Collar
 Ceiling Strike Rate--8%
 Floor Strike Rate--6%.. January 2, 2001 March 1, 2004     56,356,800  295,000  (3,310,295)
Interest Rate Swap
 Pay fixed--6.35%
 Receive Variable....... January 2, 2001 March 1, 2004     28,178,400  221,000  (1,840,126)
                                                         ------------ -------- -----------
     Total..............                                 $145,573,200 $926,000 $(5,149,421)
                                                         ============ ======== ===========

   All derivative instruments are based on one-month LIBOR. One-month LIBOR was 2.64% on September 30, 2001.

   For the year ended September 30, 2001, the Authority recognized a net loss of $949,000 relating to the change in time value of its derivative instruments, as reflected in the statement of income(loss). See also Note 8 to the Authority's financial statements beginning on page F-1 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

   The Authority's financial statements and notes thereto, referred to in Item 14(A)(1) of this Form 10-K, are included in this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The Authority is governed by a nine-member Management Board, consisting of the same nine members on the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The General Manager and other executive officers of Mohegan Sun are hired by the Management Board. The General Manager and other executive officers are employees of the Authority. See "Part I--Item 1. Business--Mohegan Tribe of Indians of Connecticut" and "Part I--Item 1. Business--The Authority."

Management Board and Executive Officers

   The following table provides information as of September 30, 2001 with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun.

Name                                    Age Position
----                                    --- --------
Mark F. Brown.......................... 44  Chairman and Member, Management Board
Peter J. Schultz....................... 46  Vice Chairman and Member, Management Board
Christine Damon-Murtha................. 53  Corresponding Secretary and Member, Management Board
Donald M. Chapman...................... 75  Treasurer and Member, Management Board
Shirley M. Walsh....................... 56  Recording Secretary and Member, Management Board
Jayne G. Fawcett....................... 65  Member, Management Board
Roland J. Harris....................... 54  Member, Management Board
Glenn R LaVigne........................ 40  Member, Management Board
Maynard L. Strickland.................. 60  Member, Management Board
William J. Velardo..................... 46  President and General Manager, Mohegan Sun
Mitchell Grossinger Etess.............. 42  Executive Vice President, Marketing, Mohegan Sun
Jeffrey E. Hartmann.................... 39  Executive Vice President, Finance and Chief Financial Officer,
                                              Mohegan Sun

   Mark F. Brown--Mr. Brown has been a member of the Management Board since October 1995 and served as the Public Safety liaison for the Tribal Council. As of October 2000, Mr. Brown became the Chairman of the Management Board. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement, Mr. Brown was involved in retail sales and management.

   Peter J. Schultz--Mr. Schultz was seated on the Management Board and was elected Vice Chairman of the Management Board in October 2000. Mr. Schultz held the position of Human Resources Director for the Tribe from 1997 to September 2000. From 1982 to 1997, Mr. Schultz was employed by Aetna Life and Casualty culminating with the position of Manager of Organizational Development at the Aetna Institute.

   Christine Damon-Murtha--Ms. Murtha was seated on the Management Board and was elected Corresponding Secretary in October 2000. Ms. Murtha was employed in the Finance Department for the Tribe from 1996 to 1998 and as a reporter and photographer for the Tribe's Communication Department from 1998 to September 2000. Ms. Murtha held the position of Supervisor/Senior Accounting Analyst with Travelers Insurance Company from 1984 to 1992. Ms. Murtha serves as council liaison for the Environmental Department of the Tribe.

   Donald M. Chapman--Mr. Chapman was seated on the Management Board and was elected Treasurer in October 2000. Mr. Chapman retired from the United States Coast Guard at the rank of Commander. Following

Mr. Chapman's retirement, he held management positions with the Urban Mass Transportation Administration in Washington, D.C. Mr. Chapman was also employed as a stockbroker with Legg Mason & Company.

   Shirley M. Walsh--Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 1995. Ms. Walsh has worked for the Tribe in various capacities for almost nine years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and has served on several other committees for the Tribe.

   Jayne G. Fawcett--Ms. Fawcett has been a member of the Management Board since its inception in July 1995. Ms. Fawcett served as the Vice Chair of the Management Board and the Tribal Council from December 1995 until October 2000. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was a Chairman of the Tribe's Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe's public relations and serves as the Tribe's Public Relations Ambassador.

   Roland J. Harris--Mr. Harris has been a member of the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 1995 until October 2000. Mr. Harris was the founder of Harris and Clark, Inc., a firm specializing in civil engineering, land surveying and land planning, which has performed and continues to perform services for the Authority. This firm, now known as McFarland Johnson, Inc., retained Mr. Harris as a consultant for a fixed fee under an agreement which expired in May 2001. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut, and also as its Planning and Zoning Commissioner. He has also served as Deputy Chief of the Griswold Fire Department and as Fire Marshal and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board in 1995, Mr. Harris served as the Tribal Planner.

   Glenn R. LaVigne--Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut and oversaw building and maintenance for Montville's seven municipal buildings. Mr. LaVigne serves as council liaison for development and construction.

   Maynard L. Strickland--Mr. Strickland has been a member of the Management Board since October 1995. Before that, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and Florida for 20 years.

   William J. Velardo--Mr. Velardo currently serves as President and General Manager of Mohegan Sun. Mr. Velardo has served as Mohegan Sun's President and General Manager since October 1995 and has over 24 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar's Tahoe and Caesar's Palace.

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

   Jeffrey E. Hartmann--Mr. Hartmann has been Executive Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has ten years of experience in the casino and hotel industry.

Prior to joining the Authority, Mr. Hartmann worked for Foxwoods Resort Casino from August 1991 to December 1996, most recently as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by
PriceWaterhouseCoopers, LLP as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Item 11. Executive Compensation

Compensation of the Management Board

   The individual members of the Management Board do not receive any direct compensation from the Authority. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and of the Management Board.

Compensation of Executive Officers

   The following table provides summary information concerning compensation paid by the Authority to all of its executive officers during the three fiscal years ended September 30, 2001, 2000 and 1999:

                          SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation
                                                  -------------------------------------------------

                                                                                   Other(2)
                                                                            -----------------------
                                                                                       401(k) Plan
                                                  Fiscal                      Life      Matching
Name and Principal Position                        Year  Salary(1)  Bonus   Insurance Contributions
---------------------------                       ------ --------- -------- --------- -------------
William J. Velardo...............................  2001  $830,000  $271,000  $64,000     $5,100
President and General Manager....................  2000  $789,000  $264,000  $27,000     $5,100
                                                   1999  $503,000  $150,000  $    --     $4,800

Mitchell Grossinger Etess........................  2001  $523,000  $164,000  $30,000     $5,100
Executive Vice President, Marketing..............  2000  $463,000  $164,000  $ 8,000     $5,100
                                                   1999  $306,000  $100,000  $    --     $4,800

Jeffrey E. Hartmann..............................  2001  $471,000  $150,000  $24,000     $5,100
Executive Vice President, Finance................  2000  $401,000  $158,000  $12,000     $5,100
and Chief Financial Officer......................  1999  $250,000  $100,000  $    --     $4,800

--------
(1) Amounts reflect total base salary earned. Employee contributions to the Authority's 401(k) plan and non-qualified deferred compensation plan are deducted from such amounts.
(2) The only compensation received by these employees other than salary and bonus was employer matching contributions to the Authority's 401(k) plan and the payment by the Authority of premiums on life insurance policies for which the employee is the owner and beneficiary.

Employment Agreements

   On April 22, 1999, the Authority entered into employment agreements with William J. Velardo, Mitchell Grossinger Etess and Jeffrey E. Hartmann. These employment agreements set forth the terms and conditions for the respective employment of Messrs. Velardo, Etess and Hartmann. The term of each agreement runs until December 31, 2004, with automatic renewal for an additional term of five years unless either party provides notice to the other of its intention to terminate. These employment agreements provide that the applicable employee may not, without prior written consent of the Authority, compete with the Authority in specified states in the northeastern United States during the term of his employment and for a one-year period following a termination for cause or a voluntary termination of employment. Also, during this period, the applicable employee may not hire or solicit other employees of the Authority or encourage any such employees to leave employment with the Authority. Under these employment agreements, the applicable employee may not disclose any of the Authority's confidential information while employed by the Authority or thereafter. This confidentiality obligation will survive the termination of such employee's employment and employment agreement. Copies of these employment agreements are included as exhibits to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The Authority has no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal year ended September 30, 2001, the Authority incurred $10.9 million of expenses for such services. The Authority incurred $9.9 million and $8.3 million of expenses for such services during fiscal years 2000 and 1999, respectively.

   Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company ("Little People, LLC") owned by the Tribe. For the fiscal year ended September 30, 2000 and 1999 the Authority purchased $348,000 and $417,000, respectively, of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority. The Tribe paid the Authority approximately $172,000 for such remaining inventory. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the casino from the Authority. The lease term expires on June 30, 2002 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player's club points are utilized.

   The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority expended $386,000, $386,000 and $412,000, respectively, relating to these land lease agreements.

   The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of such expenses associated with the Development Department for the fiscal year ended September 30, 2000. There were no expenses incurred during the year ended September 30, 2001.

   On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes (the "Series 2001 BANS"). Debt service on the Series 2001 BANS is paid from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority's obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. See "Part I--Item 1. Business--Certain Indebtedness--Bank Credit Facility." The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority's financial statements reflect payments associated with the Priority Distribution Agreement of $14.0 million for the fiscal year ended September 30, 2001. See "Part I--Item 1. Business--Material Agreements--Priority Distribution Agreement with the Tribe."

   In compliance with the restrictive provisions of the Bank Credit Facility and the Authority's indentures, the Authority distributed to the Tribe $30.0 million in cash, net of $14.0 million related to the Priority Distribution Agreement, during the fiscal year 2001.

   On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (the "TERO"), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO. In addition, when staffing the operations of the Project Sunburst expansion, the Development Agreement requires TCA to give hiring and recruiting preferences, first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes. See "Part I--Item 1. Business--Material Agreements--Development Agreement--Engagement of Certified Entities; Staffing the Expansion."

   Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity's bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Tribal members under the TERO provision described above.

   The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred $175,000, $792,000 and $373,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to arms length engagement with an unaffiliated firm.

   As of September 30, 2001, 146 employees of the Authority were members of the Tribe.

   The Tribe commenced construction of a public safety facility within the Eagleview Complex that will service the Mohegan Reservation, including Mohegan Sun. The Authority initially funded the construction and was subsequently reimbursed by the Tribe. The total cost of the public safety facility is anticipated to be $7.5 million, of which $7.1 million has been incurred. The Authority has also initially funded other Tribal projects and has subsequently been reimbursed by the Tribe, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the public safety spaces referred to above, is $45.6 million. The Authority anticipates the total incurred to be $50.7 million. Approximately $1.6 million was reflected as amounts due from the Tribe in the Authority's balance sheet as of September 30, 2000. No amounts were due as of September 30, 2001, as the Authority was reimbursed for amounts due from the Tribe.

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

A(3). Exhibits

Exhibit
  No.   Description
------- -----------

  3.1   Constitution of the Mohegan Tribe of Indians of Connecticut*

  3.2   Ordinance No. 95-2 of the Mohegan Tribe of Indians of Connecticut for Gaming on Tribal Lands,
          enacted on July 15, 1995*

  4.1   Indenture dated March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of
          Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior
          Notes Due 2006 of the Mohegan Tribal Gaming Authority**

  4.2   Form of Global 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.1)**

  4.3   Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan
          Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority**

  4.4   Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority
          (contained in the Indenture filed as Exhibit 4.3)**

  4.5   Indenture dated as of July 26, 2001 among the Mohegan Tribal Gaming Authority, the Mohegan
          Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority***

  4.6   Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority
          (contained in the Indenture filed as Exhibit 4.5)***

 10.1   The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (the "Compact")*

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

 10.8   Development Services Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

 10.9   Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

 10.10  The Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and
          Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent,
          Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead
          Arranger and each lender named therein (the "Loan Agreement")**

 10.11  Escrow Deposit Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank**

 10.12  Construction Reserve Disbursement Agreement dated March 3, 1999 among the Mohegan Tribal
          Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank**

 10.13  The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement dated September 1,
          1998 between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust+

 10.14  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and William J. Velardo**

 10.15  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess**

 10.16  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann**

 10.17  Amendment No. 1 to the Loan Agreement dated as of November 30, 2000 by and among the
          Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of
          America National Trust and Savings Association++

 10.18  Priority Distribution Agreement between Mohegan Tribal Gaming Authority and the Mohegan Tribe
          of Indians of Connecticut dated August 1, 2001+++

 10.19  Administrative Services Agreement between Mohegan Tribal Gaming Authority and Fleet Retirement
          Plan Services dated July 30, 2001+++

 12.1   Computation of Ratio of Earnings to Fixed Charges

--------
  * Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), filed with the SEC on December 21, 1995, as amended, and incorporated herein by reference.
 ** Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), filed with the SEC on April 21, 1999, and incorporated herein by reference.

*** Filed by the Authority with it Registration Statement on Form S-4 (file no.
    333-69472), filed with the SEC on September 17, 2001, and incorporated herein by reference.
  + Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 1998 and incorporated herein by reference.
 ++ Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 2000 and incorporated herein by reference.
+++ Filed by the Authority with its Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

B. Reports on Form 8-K

   On July 18, 2001, the Authority filed a Current Report on Form 8-K to report a press release announcing the Authority's financial results for the quarter ended June 30, 2001.

C. Exhibits

   See A(3) above.

D. Financial Statement Schedule

   See A(1) and (2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2001.

                                              MOHEGAN TRIBAL GAMING AUTHORITY

                                          By: /s/ Mark F. Brown
                                             __________________________________
                                             Mark F. Brown
                                             Chairman, Management Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 14, 2001.

           Signature                                       Title
           ---------                                       -----

       /s/ Mark F. Brown        Chairman and Member, Management Board
-------------------------------
         Mark F. Brown

     /s/ Peter J. Schultz       Vice Chairman and Member, Management Board
-------------------------------
       Peter J. Schultz

    /s/ William J. Velardo      President and General Manager, Mohegan Sun (Principal
-------------------------------   Executive Officer)
      William J. Velardo

    /s/ Jeffrey E. Hartmann     Executive Vice President, Finance & Chief Financial Officer
-------------------------------   Mohegan Sun (Principal Financial and Accounting Officer)
      Jeffrey E. Hartmann

     /s/ Shirley M. Walsh       Recording Secretary and Member, Management Board
-------------------------------
       Shirley M. Walsh

    /s/ Christine D. Murtha     Corresponding Secretary and Member, Management Board
-------------------------------
      Christine D. Murtha

     /s/ Donald M. Chapman      Treasurer and Member, Management Board
-------------------------------
       Donald M. Chapman

     /s/ Jayne G. Fawcett       Ambassador and Member, Management Board
-------------------------------
       Jayne G. Fawcett

     /s/ Roland J. Harris       Member, Management Board
-------------------------------
       Roland J. Harris

   /s/ Maynard L. Strickland    Member, Management Board
-------------------------------
     Maynard L. Strickland

     /s/ Glenn R. LaVigne       Member, Management Board
-------------------------------
       Glenn R. LaVigne

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants............................................................ F-2

Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2001 and 2000............. F-3

Statements of Income (Loss) of the Mohegan Tribal Gaming Authority for the Years Ended September 30,
  2001, 2000 and 1999............................................................................... F-4

Statements of Capital of the Mohegan Tribal Gaming Authority for the Years Ended September 30, 2001,
  2000 and 1999..................................................................................... F-5

Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Years Ended September 30,
  2001, 2000 and 1999............................................................................... F-6

Notes to Financial Statements of the Mohegan Tribal Gaming Authority................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 2001 and 2000 and the related statements of income (loss), capital and cash flows for the each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Hartford, Connecticut
December 14, 2001

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                BALANCE SHEETS
                                (in thousands)

                                                            September 30,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
                        ASSETS
 Current assets:
    Cash and cash equivalents......................... $   74,284  $  115,731
    Receivables, net..................................      7,163       6,337
    Due from Tribe....................................         --       1,648
    Inventories.......................................     11,455       7,577
    Other current assets..............................     12,706       4,478
                                                       ----------  ----------
        Total current assets..........................    105,608     135,771

 Non-current assets:
    Property and equipment, net.......................    935,016     338,243
    Construction in process...........................    267,653     264,999
    Trademark, net....................................    119,692     123,128
    Other assets, net.................................     24,766      23,238
                                                       ----------  ----------
        Total assets.................................. $1,452,735  $  885,379
                                                       ==========  ==========

               LIABILITIES AND CAPITAL
 Current liabilities:
    Current portion of capital lease obligations...... $    1,514  $    4,055
    Current portion of relinquishment liability.......     68,272      56,646
    Accounts payable and accrued expenses.............    139,316      57,601
    Accrued interest payable..........................     13,062      10,625
                                                       ----------  ----------
        Total current liabilities.....................    222,164     128,927

 Non-current liabilities:
    Long-term debt....................................    908,000     500,000
    Relinquishment liability, net of current portion..    523,736     616,234
    Other long-term liabilities.......................      5,232          --
    Capital lease obligations, net of current portion.         --       2,336
                                                       ----------  ----------
        Total liabilities.............................  1,659,132   1,247,497
                                                       ----------  ----------

 COMMITMENTS AND CONTINGENCIES (NOTE 12)

 Capital:
    Retained Deficit..................................   (201,270)   (362,118)
    Accumulated other comprehensive loss..............     (5,127)         --
                                                       ----------  ----------
        Total capital.................................   (206,397)   (362,118)
                                                       ----------  ----------
        Total liabilities and capital................. $1,452,735  $  885,379
                                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                          STATEMENT OF INCOME (LOSS)
                                (in thousands)

                                                   For the Year Ended September 30,
                                                   -------------------------------
                                                     2001        2000      1999
                                                   --------    --------  ---------
Revenues:
   Gaming......................................... $750,988    $709,627  $ 641,117
   Food and beverage..............................   49,508      47,316     47,907
   Retail and other...............................   57,481      52,371     36,486
                                                   --------    --------  ---------
   Gross revenues.................................  857,977     809,314    725,510
   Less--Promotional allowances...................  (71,372)    (70,044)   (56,827)
                                                   --------    --------  ---------
Net revenues......................................  786,605     739,270    668,683
                                                   --------    --------  ---------
Cost and expenses:
   Gaming.........................................  334,537     307,202    273,488
   Food and beverage..............................   24,447      23,745     22,218
   Retail and other...............................   32,114      27,142     22,583
   General and administration.....................  139,343     127,226    110,919
   Pre-opening costs..............................   31,344       5,278         --
   Management fee.................................       --      13,634     59,532
   Depreciation and amortization..................   34,753      30,739     23,397
                                                   --------    --------  ---------
       Total costs and expenses...................  596,538     534,966    512,137
                                                   --------    --------  ---------
   Income from operations.........................  190,067     204,304    156,546
                                                   --------    --------  ---------
Other income (expense):
   Relinquishment liability reassessment..........   38,577     (31,843)  (111,885)
   Interest and other income......................    2,920      13,469     11,254
   Interest expense, net..........................  (25,060)    (37,799)   (55,595)
   Other expense..................................     (116)     (1,523)        --
   Change in fair value of derivative instruments.     (949)         --         --
                                                   --------    --------  ---------
                                                     15,372     (57,696)  (156,226)
                                                   --------    --------  ---------
   Income from continuing operations..............  205,439     146,608        320
   Loss from discontinued operations..............     (591)       (674)      (812)
                                                   --------    --------  ---------
   Income (loss) before extraordinary items.......  204,848     145,934       (492)
   Extraordinary items............................       --          --    (38,428)
                                                   --------    --------  ---------
   Net income (loss).............................. $204,848    $145,934  $ (38,920)
                                                   ========    ========  =========

   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                (in thousands)

                                                For the Year Ended September 30,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
Beginning balance.............................. $(362,118) $(458,052) $(377,874)
Net income.....................................   204,848    145,934    (38,920)
Accumulated other comprehensive loss...........    (5,127)        --         --
Capital contribution by Tribe..................        --         --     97,096
Distributions to Tribe.........................   (44,000)   (50,000)  (138,354)
                                                ---------  ---------  ---------
Ending balance................................. $(206,397) $(362,118) $(458,052)
                                                =========  =========  =========



   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         For the Year Ended September 30,
                                                                         -------------------------------
                                                                           2001       2000       1999
                                                                         ---------  ---------  ---------
Cash flows provided by operating activities:
   Net income (loss).................................................... $ 204,848  $ 145,934  $ (38,920)
   Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
       Depreciation and amortization....................................    34,753     30,739     23,397
       Relinquishment reassessment......................................   (38,577)    31,843    111,885
       Change in fair value of derivative instruments...................       949         --         --
       Loss on asset disposal...........................................       116      1,705        453
       Provision for losses on receivables..............................       411        617        679
       Loss on early extinguishment of debt.............................        --         --     33,217
       Write-off of financing fees......................................        --         --      5,211
   Changes in operating assets and liabilities:
       (Increase) decrease in current assets............................   (11,695)    (6,150)       759
       Increase in other assets.........................................    (5,894)    (2,390)    (6,000)
       Increase in current liabilities..................................    84,151     15,864     14,043
       Increase in other liabilities....................................     5,232         --         --
                                                                         ---------  ---------  ---------
       Net cash flows provided by operating activities..................   274,294    218,162    144,724
                                                                         ---------  ---------  ---------

Cash flows used in investing activities:
   Purchase of property and equipment...................................  (623,696)   (75,310)   (17,772)
   Increase in construction in process, net.............................    (2,654)  (212,968)   (45,023)
   Proceeds from asset sale.............................................        95         --         --
                                                                         ---------  ---------  ---------
       Net cash flows used in investing activities......................  (626,255)  (288,278)   (62,795)
                                                                         ---------  ---------  ---------

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of long-term debt.............................   498,000         --    500,000
   Credit Facility payments.............................................   (90,000)        --         --
   Distributions to Tribe...............................................   (44,000)   (50,000)  (138,354)
   Relinquishment liability payments....................................   (42,295)   (19,973)        --
   Capitalized financing fees...........................................    (6,314)    (3,034)   (20,309)
   Payments on capital lease obligations................................    (4,877)   (12,907)   (11,148)
   Defeasance liability.................................................        --   (140,344)        --
   Defeasance trust asset...............................................        --    135,507   (135,507)
   Extinguishment of Senior Secured Notes...............................        --         --   (208,717)
   Capital contribution by Tribe........................................        --         --     97,096
   Proceeds from equipment financing....................................        --         --        878
                                                                         ---------  ---------  ---------
       Net cash flows provided by (used in) financing activities........   310,514    (90,751)    83,939
                                                                         ---------  ---------  ---------
       Net (decrease) increase in cash and cash equivalents.............   (41,447)  (160,867)   165,868
   Cash and cash equivalents at beginning of period.....................   115,731    276,598    110,730
                                                                         ---------  ---------  ---------
   Cash and cash equivalents at end of period........................... $  74,284  $ 115,731  $ 276,598
                                                                         =========  =========  =========
   Supplemental disclosures:
       Cash paid during the period for interest......................... $  50,031  $  43,558  $  44,981

   The accompanying notes are an integral part of these financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Organization and Basis of Presentation

   The Tribe established the Authority in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The General Manager and other senior officers of Mohegan Sun are hired by the Management Board. The General Manager and other senior officers are employees of the Authority.

Note 2--Discontinued Operations

   On November 29, 2000, the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes, a smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income (Loss) and have been reported as "Loss from discontinued operations." The loss for fiscal 2001 relates to severance pay and disposal of bingo inventory.

Note 3--Summary of Significant Accounting Policies

  Cash and Cash Equivalents

   The Authority classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

  Inventories

   Inventories are stated at weighted average cost.

  Due from Tribe

   Due from Tribe represents amounts paid by the Authority on behalf of the Tribe for certain public safety facility projects that were reimbursed by the Tribe subsequent to the fiscal year ended September 30, 2000.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Useful life estimates of asset categories are as follows:

          Buildings and land improvements..................  40 years
          Furniture and equipment.......................... 3-7 years

   The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for the construction of Project Sunburst is capitalized at the Authority's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalized for the years ended September 30, 2001, 2000 and 1999 were $27.4 million, $9.9 million and $534,000, respectively.

   The carrying value of the Authority's assets are reviewed when event or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Statement of Income (loss). The Authority believes no such impairment exists at September 30, 2001.

  Fair Value of Financial Instruments

   The fair value amounts presented below are reported to satisfy the disclosure requirements of Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

   The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, financing facilities and capital lease obligations approximate fair value.

   The fair value of the Authority's financing facilities is as follows:

                                             September 30,  September 30,
                                                 2001           2000
                                             -------------- --------------
     $200M Senior Notes..................... $200.0 million $196.0 million
     $300M Senior Subordinated Notes........ $303.0 million $294.0 million
     $150M Senior Subordinated Notes........ $152.3 million             --

   The estimated fair value of the Authority's financing facilities was based on quoted market prices on or about September 30, 2001.

  Casino Revenues and Promotional Allowances

   The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail and special events are recognized at the time the service is performed.

   The retail value of food and beverage sales and other services furnished to casino guests, mainly through the use of the Mohegan Sun complimentary program, is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

   The estimated retail value of providing such promotional allowances was included in revenues as follows (in thousands):

                                                  For the Year Ended
                                                     September 30,
                                                -----------------------
                                                 2001    2000    1999
                                                ------- ------- -------
        Food and beverage...................... $26,215 $25,466 $26,724
        Retail and other.......................  45,157  44,578  30,103
                                                ------- ------- -------
                                                $71,372 $70,044 $56,827
                                                ======= ======= =======

  Advertising

   The Authority expenses the production costs of advertising the first time the advertising takes place, with the exception of billboard advertising, which is treated as a prepaid and amortized over the expected period of future benefits.

  Pre-Opening Expenses

   Pre-opening expenses consist principally of direct incremental personnel costs, marketing and advertising expenses related to Project Sunburst. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," pre-opening expenses are expensed as incurred. Previously, these costs were capitalized prior to the opening of a specific project and were charged to expense at the commencement of operations.

  Derivative Instruments

   The Authority utilizes derivative instruments including interest rate swaps, collars and caps to manage interest rate risk associated with the variable interest rates. The Authority accounts for these derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The derivative instruments are designated as cash flow hedging instruments and are marked to market with unrealized gains (losses) included as a component of accumulated other comprehensive income (loss). All derivatives are evaluated quarterly and are deemed effective.

  Income Taxes

   The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, is not subject to federal, state or local income taxes.

  Trademarks

   In connection with the Relinquishment Agreement (see Note 13), Trading Cove Associates ("TCA") granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the "Mohegan Sun" name used at or developed for Mohegan Sun.

  Management's Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimate included in the accompanying financial statements relates to the relinquishment liability (see
Note 13). Actual results could differ from those estimates.

  New Accounting Pronouncements

   In November 2000, the Emerging Issues Task Force ("EITF") on the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Authority's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances."

   In February 2001, the EITF reached a partial consensus on EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The adoption of this Issue will not impact the Authority as it does not currently offer cash rebates on its players club points.

   On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the trademark will no longer be subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the year ended September 30, 2001, the Authority recorded $3.4 million of amortization. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its operating income upon completing the fair value assessment.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipated a negative effect on the Authority's operating income upon adoption of the standard.

  Reclassifications

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

Note 4--Cash and Cash Equivalents

   At September 30, 2001 and 2000, the Authority had cash and cash equivalents of $74.3 million and $115.7 million, respectively, of which, $5.3 million and $81.4 million, respectively, were invested in highly liquid investments with original maturities not to exceed three months. For reporting purposes, cash and cash equivalents include all operating cash, in-house funds, and cash set aside for the expansion of Mohegan Sun ("Project Sunburst").

Note 5--Accounts Receivable

   Accounts receivable consists primarily of casino receivables which represent credit extended to approved casino customers. The Authority maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends. At September 30, 2001 and 2000, the allowance for doubtful accounts was approximately $765,000 and $736,000, respectively.

Note 6--Property and Equipment, Net

   Components of property and equipment were as follows (in thousands):

                                              September 30, September 30,
                                                  2001          2000
                                              ------------- -------------
      Land...................................  $   28,581     $ 28,581
      Land improvements......................      44,119       44,834
      Buildings and improvements.............     675,301      251,931
      Furniture and equipment................     265,161       80,476
                                               ----------     --------
      Subtotal...............................   1,013,162      405,822
      Less: accumulated depreciation.........     (78,146)     (65,579)
                                               ----------     --------
      Property and Equipment, net............     935,016      338,243
      Construction in Process................     267,653      264,999
                                               ----------     --------
      Total Property and Equipment...........  $1,202,669     $603,242
                                               ==========     ========

Note 7--Accounts Payable and Accrued Expenses

   Components of accounts payable and accrued expenses were as follows (in thousands):

                                              September 30, September 30,
                                                  2001          2000
                                              ------------- -------------
      Trade payables.........................   $ 56,243       $ 6,486
      Construction retainage.................     23,334        11,790
      Accrued payroll and related taxes and
        benefits.............................     25,474        15,733
      Accrued gaming taxes...................     13,504        11,842
      Other accrued liabilities..............     20,761        11,750
                                                --------       -------
                                                $139,316       $57,601
                                                ========       =======

Note 8--Financing Facilities

   During fiscal year 1999, the Authority issued $200.0 million in Senior Notes and $300.0 million in Senior Subordinated Notes. The proceeds from these financings were used to extinguish the then existing Senior Secured Notes, defease the then existing Subordinated Notes, pay transaction costs for the newly issued Senior and Senior Subordinated Notes, and fund initial costs related to Project Sunburst (see Note 15).

   During fiscal year 2001, the Authority issued $150.0 million in new Senior Subordinated Notes. A portion of the proceeds from this financing, net of fees, were used in conjunction with Project Sunburst. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility with a portion of the proceeds from the financing.

   Financing facilities, as described below, consisted of the following (in thousands):

                                              September 30, September 30,
                                                  2001          2000
                                              ------------- -------------
      Bank Credit Facility...................   $258,000            --
      $200M Senior Notes.....................    200,000      $200,000
      $300M Senior Subordinated Notes........    300,000       300,000
      $150M Senior Subordinated Notes........    150,000            --
                                                --------      --------
                                                $908,000      $500,000
                                                ========      ========

  Bank Credit Facility

   As of September 30, 2001, the Authority had $258.0 million outstanding under a $500 million reducing, revolving, secured credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formally known as Bank of America National Trust and Savings Association). The Authority draws on the Bank Credit Facility primarily in connection with Project Sunburst. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority's cash operating accounts

   At the Authority's option, each advance of loan proceeds will accrue interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR at September 30, 2001 was 2.64% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears.

   Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter. The amount of each such reduction must equal 10% of the commitment as in effect immediately prior to the first such reduction. Project Sunburst is tentatively scheduled to be completed on June 1, 2002.

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of September 30, 2001 and 2000, the Authority was in compliance with all financial covenant requirements.

   The Authority uses derivative instruments, including interest rate caps, collars, and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet the Tribe and debt-holder obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. The following is a summary of the Authority's derivative instruments at September 30, 2001:

                                        Notional     Cost     Market
                                      ------------ -------- -----------
       Interest Rate Cap
         Strike Rate--8%............. $ 61,038,000 $410,000 $     1,000
       Interest Rate Collar
         Ceiling Strike Rate--8%
         Floor Strike Rate--6%.......   56,356,800  295,000  (3,310,295)
       Interest Rate Swap
         Pay fixed--6.35%
         Receive Variable............   28,178,400  221,000  (1,840,126)
                                      ------------ -------- -----------
            Total.................... $145,573,200 $926,000 $(5,149,421)
                                      ============ ======== ===========

   All derivative instruments are based on one-month LIBOR. One-month LIBOR was 2.64% on September 30, 2001.

   For the year ended September 30, 2001, the Authority recognized a net loss of $949,000 relating to the change in time value of its derivative instruments, as reflected in the statement of income (loss).

  Senior Notes

   On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority rank pari passu in right of payment with all current and future unsecured senior indebtedness of the Authority. However, borrowing under the syndicated $500.0 million Bank Credit Facility and other capital lease obligations are secured by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of secured debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13) and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of September 30, 2001 and 2000, accrued interest on the Senior Notes was $4.1 million.

  1999 Senior Subordinated Notes

   On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of September 30, 2001 and 2000, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

  2001 Senior Subordinated Notes

   On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of September 30, 2001 and 2000, accrued interest on the 2001 Senior Subordinated Notes was $2.3 million.

  Letters of Credit

   The Authority has available a $250,000 unsecured letter of credit that will expire in August 2002 and a $550,000 letter of credit with Bank of America that expires in April 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. As of September 30, 2001 and 2000, no amounts were drawn on the letters of credit.

Note 9--Leases

   At September 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments of $1.6 million, of which $54,000 represents interest for the fiscal year ending September 30, 2002.

   In October and November 2001, the Authority repaid the total obligation under the capital leases.

   Operating lease expenses, excluding costs to obtain assets, were $2.5 million and $3.6 million for the years ended September 30, 2000 and 1999, respectively. During fiscal 2000, the Authority purchased equipment previously used under operating leases for $2.7 million. No operating leases existed as of September 30, 2001.

Note 10--Related Party Transactions

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred $10.9 million, $9.9 million and $8.3 million, respectively, of expenses for such services.

   Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company ("Little People, LLC") owned by the Tribe. For the fiscal years ended September 30, 2000 and 1999 the Authority purchased $348,000 and $417,000, respectively, of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority for approximately $172,000. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the casino from the Authority. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player's club points are utilized.

   The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority expended $386,000, $386,000 and $412,000, respectively, relating to these land lease agreements.

   The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of such expenses associated with the Development Department for the fiscal year ended September 30, 2000. There were no expenses incurred during the year ended September 30, 2001.

   On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes (the "Series 2001 BANS"). Debt service on the Series 2001 BANS is paid from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority's obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority's financial statements reflect payments associated with the Priority Distribution Agreement of $14.0 million for the fiscal year ended September 30, 2001. The Authority's payment obligations under the Relinquishment Agreement (see Note 13) are subordinated in right of payment to the minimum distribution payment as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

   In compliance with the restrictive provisions of the Bank Credit Facility and the Authority's indentures, the Authority distributed to the Tribe $30.0 million, net of $14.0 million related to the Priority Distribution Agreement, during the fiscal year 2001.

   On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (the "TERO"), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO. In addition, when staffing the operations of the Project Sunburst expansion, the Development Agreement requires TCA to give hiring and recruiting preferences, first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes.

   Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity's bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Tribal members under the TERO provision described above.

   The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred $175,000, $792,000 and $373,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to arms length engagement with an unaffiliated firm.

   As of September 30, 2001, 146 employees of the Authority were members of the Tribe.

Note 11--Employee Benefit Plans

   The Authority maintains a retirement savings plan for its employees under
Section 401(k) of the Internal Revenue Code ("401(k) Plan"). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $2.7 million, $2.9 million and $2.0 million, respectively, to this plan for the years ended September 30, 2001, 2000 and 1999, respectively.

   The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan") for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2001, 2000 and 1999, contributions, net of withdrawals, totaled $657,000, $703,000 and $144,000, respectively.

   On April 18, 2001, the Authority announced a Deferred Retirement Plan (the "Retirement Plan") for all employees sponsored by the Authority. The Retirement Plan was effective July 2, 2001 and contributions by the Authority are based on hours worked. Employee become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment. For the year ended September 30, 2001 the Authority has contributed $986,000 to the Retirement Plan.

Note 12--Commitments and Contingencies

  Project Sunburst

   The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest for completion of Project Sunburst. As of September 30, 2001, the Authority has spent $807.9 million, excluding capitalized interest on Project Sunburst. The remaining $152.1 million is anticipated to be spent during fiscal 2002.

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

   The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. The Authority reflected expenses associated with the Slot Win Contribution totaling $144.6 million, $135.1 million and $121.1 million, respectively for the fiscal years ended September 30, 2001, 2000 and 1999.

  Agreement with the Town of Montville

   On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. As of September 30, 2001, the Authority has fulfilled this obligation and paid $3.0 million to the Town for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

  Land Lease from the Tribe to the Authority

   The land upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on September 29, 1995. Summarized below are several key provisions of this lease.

   Term

   The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

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

   Use of Leased Property

   The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority's interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

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

   Default Remedies

   The Authority will be in default under the lease if, subject to the notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or the Authority's right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof, or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

  Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of September 30, 2001, Perini has received $14.0 million of the $25.5 million fee which has been included in "construction in process" in the accompanying balance sheets. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

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

   The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million and $59.5 million, respectively, for the fiscal years ended September 30, 2000 and 1999. The amount for fiscal 2000 represents only the amounts earned from the period October 1, 1999 through December 31, 1999, the date upon which the Management Agreement was terminated.

  Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement, (the "Relinquishment Agreement"). The Relinquishment Agreement superceded the Management Agreement effective January 1, 2000 (the "Relinquishment Date"), and provides that the Authority is to make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

   In the fourth quarter of 2000, TCA notified the Authority that it did not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, has resulted in a reduction in revenues subject to the Relinquishment Agreement. The Authority and TCA have agreed on the accounting for Revenues related to certain promotional allowances in accordance with the Relinquishment Agreement. As a result, in August 2001, the Authority paid TCA approximately $137,000 of additional relinquishment fees.

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 2001, the relinquishment liability was reassessed to be $592.0 million from $672.9 million at September 30, 2000. The decrease is due to $38.6 million in relinquishment liability reassessment income less $42.3 million in relinquishment payments. This reassessment resulted from the impact on the time value of money due to the passage of time and the impact of actual revenues compared to original estimates on the determination of the relinquishment liability for the fiscal year 2001. The Authority reviewed current revenue forecasts and has reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. Of the $42.3 million in relinquishment payments, 50% are Senior Relinquishment Payments and 50% are Junior Relinquishment Payments. At September 30, 2001 relinquishment payments earned but unpaid, were $11.5 million.

  Development Agreement

   On February 7, 1998, the Authority and TCA entered into a development services agreement (the "Development Agreement"). Under the Development Agreement, TCA is responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst. TCA is acting as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA is responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

   Payment of the Development Fee

   Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of September 30, 2001, the Authority has incurred $11.3 million related to the TCA development fee, of which $9.3 million has been paid.

   Termination and Disputes

   The Development Agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 7, 2008. In addition, each party has the right to terminate the Development Agreement if there is a material default or failure to perform a material duty or obligation by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and have agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has also waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

Note 14--Comprehensive Income

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

   The Authority has recognized the intrinsic value associated with its derivative instruments in accordance with SFAS No. 133 upon becoming effective as of January 1, 2001.

                                                      For the Year
                                                         Ended
                                                     September 30,
                                                          2001
                                                     --------------
                                                     (in thousands)
             Net Income.............................    $204,848
             Derivative instruments adjustment......      (5,127)
                                                        --------
             Comprehensive Income...................    $199,721
                                                        ========

Note 15--Extraordinary Items

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

SCHEDULE II

                        MOHEGAN TRIBAL GAMING AUTHORITY
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999
                                (in thousands)

    Column A                                           Column B       Column C       Column D    Column E
    --------                                          ---------- ------------------ ----------- ----------
                                                                 Charged
                                                                 to costs
                                                      Balance at   and     Charged  Deductions  Balance at
                                                      beginning  expenses  to other    from       end of
                                                      of period  (income)  accounts reserves(1)   period
Description:                                          ---------- --------  -------- ----------- ----------
Year Ended September 30, 2001
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts...................  $    736  $    411    $ --     $   382    $    765

   Relinquishment liability..........................  $672,880  $(38,577)   $ --     $42,295    $592,008

Year Ended September 30, 2000
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts...................  $    834  $    617    $ --     $   715    $    736

   Relinquishment liability..........................  $661,010  $ 31,843    $ --     $19,973    $672,880

Period ended September 30, 1999
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts...................  $    348  $    679    $ --     $   193    $    834

   Relinquishment Liability..........................  $549,125  $111,885    $ --     $    --    $661,010

--------
Note (1): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off and payments under the Relinquishment Agreement.

                                EXHIBITS INDEX

Exhibit
  No.   Description
------- -----------

  3.1   Constitution of the Mohegan Tribe of Indians of Connecticut*

  3.2   Ordinance No. 95-2 of the Mohegan Tribe of Indians of Connecticut for Gaming on Tribal Lands,
          enacted on July 15, 1995*

  4.1   Indenture dated March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of
          Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior
          Notes Due 2006 of the Mohegan Tribal Gaming Authority**

  4.2   Form of Global 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.1)**

  4.3   Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan
          Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority**

  4.4   Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority
          (contained in the Indenture filed as Exhibit 4.3)**

  4.5   Indenture dated as of July 26, 2001 among the Mohegan Tribal Gaming Authority, the Mohegan
          Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority***

  4.6   Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority
          (contained in the Indenture filed as Exhibit 4.5)***

 10.1   The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (the "Compact")*

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

 10.8   Development Services Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

 10.9   Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

Exhibit
  No.   Description
------- -----------

 10.10  The Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and
          Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent,
          Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead
          Arranger and each lender named therein (the "Loan Agreement")**

 10.11  Escrow Deposit Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming
          Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank**

 10.12  Construction Reserve Disbursement Agreement dated March 3, 1999 among the Mohegan Tribal
          Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank**

 10.13  The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement dated September 1,
          1998 between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust+

 10.14  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and William J. Velardo**

 10.15  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess**

 10.16  Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann**

 10.17  Amendment No. 1 to the Loan Agreement dated as of November 30, 2000 by and among the
          Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of
          America National Trust and Savings Association++

 10.18  Priority Distribution Agreement between Mohegan Tribal Gaming Authority and the Mohegan Tribe
          of Indians of Connecticut dated August 1, 2001+++

 10.19  Administrative Services Agreement between Mohegan Tribal Gaming Authority and Fleet Retirement
          Plan Services dated July 30, 2001+++

 12.1   Computation of Ratio of Earnings to Fixed Charges

--------
  * Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), filed with the SEC on December 21, 1995, as amended, and incorporated herein by reference.
 ** Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), filed with the SEC on April 21, 1999, and incorporated herein by reference.
*** Filed by the Authority with it Registration Statement on Form S-4 (file no.
    333-69472), filed with the SEC on September 17, 2001, and incorporated herein by reference.
  + Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 1998 and incorporated herein by reference.
 ++ Filed by the Authority with its Form 10-K for the fiscal year ended
    September 30, 2000 and incorporated herein by reference.
+++ Filed by the Authority with its Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.