Form 10-Q
period 2001-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-02-08
CIK 1005276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended: December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from______________ to

                       Commission file number 033-80655

                               -----------------

                        MOHEGAN TRIBAL GAMING AUTHORITY
            (Exact name of registrant as specified in its charter)

                     Connecticut               06-1436334
                   (State or other
                   jurisdiction of
                  incorporation or            (IRS employer
                    organization)          Identification No.)
                   One Mohegan Sun
              Boulevard, Uncasville, CT           06382
                (Address of principal
                 executive offices)            (Zip Code)

       Registrant's telephone number, including area code (860) 862-8000

          Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Each Exchange
                 Title of Each Class       on which Registered
                    -------------             -------------
                    -------------             -------------
                        None

          Securities registered pursuant to Section 12(g) of the Act:

                               (Title of Class)
                                 -------------
                                 -------------
                                     None

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

                        MOHEGAN TRIBAL GAMING AUTHORITY


                              INDEX TO FORM 10-Q


                                                                                                 Page
                                                                                                Number
                                                                                                ------
                               PART I -- FINANCIAL INFORMATION
Item 1--Financial Statements
   Review Report of Independent Public Accountants.............................................     1
   Balance Sheets of Mohegan Tribal Gaming Authority as of December 31, 2001 (unaudited) and
     September 30, 2001........................................................................     2
   Statements of Income of Mohegan Tribal Gaming Authority for the Quarter Ended December 31,
     2001 and 2000 (unaudited).................................................................     3
   Statements of Capital of Mohegan Tribal Gaming Authority for the Quarter Ended December 31,
     2001 and 2000 (unaudited).................................................................     4
   Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Quarter Ended
     December 31, 2001 and 2000 (unaudited)....................................................     5
   Notes to Financial Statements of Mohegan Tribal Gaming Authority............................  6-13
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.. 14-22
Item 3--Quantitative and Qualitative Disclosure of Market Risk................................. 22-23
                                 PART II -- OTHER INFORMATION
Item 1--Legal Proceedings......................................................................    24
Item 2--Changes in Securities..................................................................    24
Item 3--Defaults upon Senior Securities........................................................    24
Item 4--Submission of Matters to a Vote of Security Holders....................................    24
Item 5--Other Information......................................................................    24
Item 6--Exhibits and Reports on Form 8-K.......................................................    24
Signatures--Mohegan Tribal Gaming Authority....................................................    25

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

   We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of December 31, 2001, and the related statements of income, capital and cash flows for the three month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Authority's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2001, and the related statements of income
(loss), capital and cash flows for the year then ended (not presented separately herein) and in our report dated December 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                       ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 6, 2002

                                                   December 31, September 30,
                                                       2001         2001
                                                   ------------ -------------
                                                   (unaudited)
                      ASSETS
  Current assets:
     Cash and cash equivalents....................  $   81,287   $   74,284
     Receivables, net.............................       9,192        7,163
     Inventories..................................      12,506       11,455
     Other current assets.........................      17,034       12,706
                                                    ----------   ----------
         Total current assets.....................     120,019      105,608
  Non-current assets:
     Property and equipment, net..................     983,973      935,016
     Construction in process......................     318,490      267,653
     Trademark, net...............................     119,692      119,692
     Other assets, net............................      25,189       24,766
                                                    ----------   ----------
         Total assets.............................  $1,567,363   $1,452,735
                                                    ==========   ==========
              LIABILITIES AND CAPITAL
  Current liabilities:
     Current portion of capital lease obligations.  $       --   $    1,514
     Current portion of relinquishment liability..      75,436       68,272
     Accounts payable and accrued expenses........     155,646      139,316
     Accrued interest payable.....................      26,859       13,062
                                                    ----------   ----------
         Total current liabilities................     257,941      222,164
  Non-current liabilities:
     Long-term debt...............................     990,000      908,000
     Relinquishment liability.....................     519,890      523,736
     Other long-term liabilities..................       5,088        5,232
                                                    ----------   ----------
         Total liabilities........................   1,772,919    1,659,132
                                                    ----------   ----------
  Commitments and contingencies (Note 7)
  Capital:
     Retained Deficit.............................    (200,626)    (201,270)
     Accumulated other comprehensive loss.........      (4,930)      (5,127)
                                                    ----------   ----------
         Total capital............................    (205,556)    (206,397)
                                                    ----------   ----------
         Total liabilities and capital............  $1,567,363   $1,452,735
                                                    ==========   ==========


   The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                BALANCE SHEETS
                                (in thousands)

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF INCOME
                                (in thousands)

                                                              For the           For the
                                                           Quarter Ended     Quarter Ended
                                                         December 31, 2001 December 31, 2000
                                                         ----------------- -----------------
                                                            (unaudited)       (unaudited)
Revenues:
 Gaming.................................................     $226,867          $174,958
 Food and beverage......................................       17,091            10,724
 Retail, entertainment and other........................       14,645            16,595
                                                             --------          --------
   Gross revenues.......................................      258,603           202,277
 Less--Promotional allowances...........................      (17,127)          (19,187)
                                                             --------          --------
Net revenues............................................      241,476           183,090
                                                             --------          --------
Cost and expenses:
 Gaming.................................................      133,290            93,301
 Food and beverage......................................       11,091             6,077
 Retail, entertainment and other........................        8,910             4,809
 General and administration.............................       37,838            27,620
 Pre-opening costs......................................        1,657             1,389
 Depreciation and amortization..........................       17,263             6,579
                                                             --------          --------
     Total costs and expenses...........................      210,049           139,775
                                                             --------          --------
Income from operations..................................       31,427            43,315
                                                             --------          --------
Other income (expense):
 Relinquishment liability reassessment (Note 7).........       (9,083)           (8,958)
 Interest and other income..............................          123             1,164
 Interest expense, net..................................      (14,799)           (5,925)
 Other non-operating expense............................          (37)               --
 Change in fair value of derivative instruments (Note 3)          (16)           (2,142)
                                                             --------          --------
                                                              (23,812)          (15,861)
                                                             --------          --------
Income from continuing operations.......................        7,615            27,454
 Loss from discontinued operations......................           --              (192)
                                                             --------          --------
Net income..............................................     $  7,615          $ 27,262
                                                             ========          ========

   The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                (in thousands)

                                               For the           For the
                                            Quarter Ended     Quarter Ended
                                          December 31, 2001 December 31, 2000
                                          ----------------- -----------------
                                             (unaudited)       (unaudited)
   Beginning balance.....................     $(206,397)        $(362,118)
   Net income............................         7,615            27,262
   Accumulated other comprehensive income           197                --
   Distributions to Tribe................        (6,971)          (10,000)
                                              ---------         ---------
   Ending balance........................     $(205,556)        $(344,856)
                                              =========         =========



   The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                      For the Quarter Ended For the Quarter Ended
                                                                        December 31, 2001     December 31, 2000
                                                                      --------------------- ---------------------
                                                                           (unaudited)           (unaudited)
Cash flows provided by operating activities:
   Net income........................................................       $   7,615             $ 27,262
   Adjustments to reconcile net income to
     net cash flow provided by operating activities:
       Depreciation and amortization.................................          17,263                6,579
       Loss on early extinguishment of debt, net.....................               6                   --
       Loss on asset disposal........................................              30                   --
       Provision for losses on receivables...........................             253                  117
       Relinquishment liability reassessment.........................           9,083                8,958
   Changes in operating assets and liabilities:
       Increase in current assets....................................          (7,661)              (5,100)
       Increase in other assets......................................            (494)               2,757
       Decrease in current liabilities...............................          30,127               12,355
       Decrease in other liabilities.................................              53                   --
                                                                            ---------             --------
       Net cash flows provided by operating activities...............          56,275               52,928
                                                                            ---------             --------
Cash flows used in investing activities:
   Purchase of property and equipment................................         (64,983)              (4,630)
   Increase in construction in process...............................         (50,837)             (76,589)
   Proceeds from asset sale..........................................              33                   --
                                                                            ---------             --------
       Net cash flows used in investing activities...................        (115,787)             (81,219)
                                                                            ---------             --------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of long-term debt..........................          82,000                   --
   Distributions to Tribe............................................          (6,971)             (10,000)
   Relinquishment liability payments.................................          (5,765)              (5,457)
   Payment on capital lease obligations..............................          (1,520)              (2,071)
   Capitalized financing fees........................................          (1,229)              (1,368)
                                                                            ---------             --------
       Net cash flows provided by (used in) financing activities.....          66,515              (18,896)
                                                                            ---------             --------
       Net increase (decrease) in cash and cash equivalents..........           7,003              (47,187)
Cash and cash equivalents at beginning of period.....................          74,284              115,731
                                                                            ---------             --------
Cash and cash equivalents at end of period...........................       $  81,287             $ 68,544
                                                                            =========             ========
Supplemental disclosures:
   Cash paid during the period for interest..........................       $   4,230             $    112

                 The accompanying accountants' review report and notes to financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS




1.  Organization and Basis of Presentation

   The Mohegan Tribe of Indians of Connecticut (the "Tribe") established the Mohegan Tribal Gaming Authority (the "Authority") in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The General Manager and other senior officers of Mohegan Sun are hired by the Management Board.

2.  Summary of Significant Accounting Policies

   The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Authority's annual report on Form 10-K for the year ended September 30, 2001.

  New Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS No. 144, and has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's operating income upon adoption of the standard.

   On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the quarter ended December 31, 2000, the Authority recorded $859,000 related to the amortization of the trademark. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its operating income upon completing the fair value assessment.

  Reclassifications

   Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. These reclassifications represent movement between categories and do not change the Authority's overall financial statements.

                        MOHEGAN TRIBAL GAMING AUTHORITY

3.   Financing Facilities:

   Financing facilities, as described below, consisted of the following (in thousands):

                                           December 31, September 30,
                                               2001         2001
                                           ------------ -------------
           Bank Credit Facility...........   $340,000     $258,000
           $200M Senior Notes.............    200,000      200,000
           $300M Senior Subordinated Notes    300,000      300,000
           $150M Senior Subordinated Notes    150,000      150,000
                                             --------     --------
                                             $990,000     $908,000
                                             ========     ========

  Bank Credit Facility

   As of December 31, 2001, the Authority had $340.0 million outstanding under a $500.0 million reducing, revolving, secured credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association). The Authority draws on the Bank Credit Facility in connection with Project Sunburst and other capital expenditure projects. The Bank Credit Facility is secured by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority's cash operating accounts.

   At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR at December 31, 2001 was 1.87% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. Accrued interest on the Bank Credit Facility was $200,000 as of December 31, 2001.

   Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter. The amount of such reduction must equal 10% of the commitment as in effect immediately prior to the first such reduction.

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of December 31, 2001, the Authority was in compliance with all financial covenant requirements.

   Due to delays in the construction schedule of the Project Sunburst hotel, the Authority has initiated discussions with its lenders regarding possible amendments to its financial covenants under the Bank Credit Facility. These amendments would be intended to address the impact of the extended construction borrowing period and the delay in achieving the full cash flows anticipated from the fully completed hotel. The administrative agent has advised the Authority that preliminary approval of the principal terms of these amendments have been received from the requisite lenders. An amendment is being prepared to finalize these terms. The Authority also is considering the issuance of additional senior subordinated notes in 2002 in order to curtail a portion of the outstanding balance of the Bank Credit Facility.

   The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments. The Authority uses derivative instruments, including

                        MOHEGAN TRIBAL GAMING AUTHORITY
interest rate caps, collars, and swaps in its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at December 31, 2001.

   Derivative instruments held by the Authority at December 31, 2001 are as follows:

                                          Notional     Cost     Market
                                        ------------ -------- -----------
      Interest Rate Cap
         Strike Rate -- 8%............. $ 62,399,200 $410,000 $       600
      Interest Rate Collar
          Ceiling Strike Rate -- 8%
          Floor Strike Rate -- 6%......   67,143,400  295,000  (3,212,839)
      Interest Rate Swap
          Pay fixed -- 6.35%
          Receive Variable.............   33,571,700  221,000  (1,756,283)
      Total............................ $163,114,300 $926,000 $(4,968,522)
                                        ============ ======== ===========

   All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.87% on December 31, 2001.

   For the quarter ended December 31, 2001 and 2000, the Authority recognized a net loss of $16,000 and $2.1 million respectively, relating to the change in time value of its derivative instruments, as reflected in the statements of income.

  Senior Notes

   On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are unsecured general obligations of the Authority and rank pari passu in right of payment with all current and future unsecured senior indebtedness of the Authority. However, borrowings under the syndicated $500.0 million Bank Credit Facility and other capital lease obligations are secured by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of secured debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 7) and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of December 31, 2001, accrued interest on the Senior Notes was $8.1 million.

                        MOHEGAN TRIBAL GAMING AUTHORITY

  1999 Senior Subordinated Notes

   On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of December 31, 2001, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million.

  2001 Senior Subordinated Notes

   On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are unsecured general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and 50% of the Authority's payment obligations under the Relinquishment Agreement. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement. As of December 31, 2001, accrued interest on the 2001 Senior Subordinated Notes was $5.4 million.

  Letters of Credit

   The Authority has available a $250,000 unsecured letter of credit that will expire in August 2002 and a $550,000 letter of credit that expires in April 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. As of December 31, 2001, no amounts were drawn on the letters of credit.

4.   Related Party Transactions

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended December 31, 2001 and 2000, the Authority incurred $2.9 million and $2.7 million, respectively, of expenses for such services.

   The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expended $97,000 for both the quarters ended December 31, 2001 and 2000, respectively, relating to these land lease agreements.

5.   Employee Benefit Plans

   The Authority maintains a retirement savings plan for its employees under
Section 401(k) of the Internal Revenue Code ("401(k) Plan"). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $829,000 and $777,000, respectively, to this plan for the quarters ended December 31, 2001 and December 31, 2000, respectively.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan") for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the quarters ended December 31, 2001 and December 31, 2000, contributions, net of withdrawals, totaled $645,000 and $313,000, respectively.

   The Authority maintains a Deferred Retirement Plan (the "Retirement Plan") for all employees sponsored by the Authority. The Retirement Plan was effective July 2, 2001 and contributions by the Authority are based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment. For the quarter ended December 31, 2001, the Authority has contributed $202,000, net of forfeitures, to the Retirement Plan.

6.   Commitments and Contingencies

  Project Sunburst

   The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2001, the Authority has spent $885.1 million, excluding capitalized interest, on Project Sunburst. The remaining $74.9 million is anticipated to be spent during the remainder of fiscal year 2002.

  The Mohegan Compact

   The Mohegan Compact stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Authority reflected expenses associated with the Slot Win Contribution totaling
$43.0 million and $33.0 million, respectively for the quarters ended December 31, 2001 and December 31, 2000.

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

      Rent and Other Operating Expenses

   The Authority is required to pay to the Tribe a nominal annual rental fee. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be 8% of the tenant's

                        MOHEGAN TRIBAL GAMING AUTHORITY
gross revenues from the premises. The Authority is responsible for the payment of all expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

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

      Permitted Mortgages and Rights of Permitted Mortgagees

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

  Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of December 31, 2001, Perini has received $20.9 million of the $27.3 million fee which has been included in "construction in process" in the accompanying balance sheets.

  Radio Station Guarantee

   The Authority entered into an agreement with AAA Entertainment, LLC ("AAA") to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS's annual net revenue is less than $600,000,

                        MOHEGAN TRIBAL GAMING AUTHORITY
the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS's annual net revenues between $600,000 and $750,000 and the Authority will share one-half of annual net revenues that exceed $750,000.

  Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position or results of operations.

7.   TCA Agreements

  Relinquishment Agreement

   In February 1998, the Authority and Trading Cove Associates ("TCA") entered into an agreement (the "Relinquishment Agreement"). Effective January 1, 2000 (the "Relinquishment Date"), the Relinquishment Agreement superseded the September 30, 1995 Amended and Restated Gaming Facility Management Agreement ("the Management Agreement") and provides that the Authority is to make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date, and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date, and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

   The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 ("SFAS No. 5"), "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At December 31, 2001, the relinquishment liability was reassessed to be $595.3 million from $592.0 million at September 30, 2001. The increase is due to $9.1 million in relinquishment liability reassessment expense less payment of $5.8 million under the Senior Relinquishment Payments. This reassessment resulted from the impact on the time value of money due to the passage of time. As of December 31, 2001, relinquishment payments earned but unpaid were $18.7 million.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

      Payment of the Development Fee

   Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of December 31, 2001, the Authority has incurred $12.5 million related to the TCA development fee, of which $11.3 million has been paid.

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

8.  Comprehensive Income

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

                                                       For the
                                                    Quarter Ended
                                                  December 31, 2001
                (in thousands)                    -----------------
               Net Income........................      $7,615
               Derivative instruments adjustment.         197
                                                       ------
               Comprehensive Income..............      $7,812
                                                       ======

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 2 of this Form 10-Q.

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

   Slot gaming market. The Connecticut slot gaming market has expanded from $907.9 million in calendar year 1997 to $1.4 billion in calendar year 2001 while Mohegan Sun's share of this market has grown from $320.7 million or 35.3% in 1997 to $578.4 million or 41.3% in 2001.

   Gross revenues. The Authority derives most of its revenue from:

     . Gaming revenues (including revenues from slot machines and table games)

     . Food and beverage sales

     . Retail, entertainment and other revenues (including revenues from the Mohegan Sun gasoline and convenience center which opened in December 1998 and the Mohegan Sun Arena which opened in September 2001)

   The table below summarizes our percentage of gross revenues from each of these sources:

                                                  Quarter ended December 31,
                                                  -------------------------
                                                      2001          2000
                                                  ----           ----
        Gaming revenues..........................  88%            86%
        Food and beverage........................   6%             6%
        Retail, entertainment and other revenues.   6%             8%
                                                  ---            ---
               Total............................. 100%           100%

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

   Promotional allowances. The Authority operates the Mohegan Sun complimentary program in which food, beverage, retail, entertainment and other services are furnished by the Authority to guests for Mohegan Sun Player's Club points (see below). The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances to arrive at net revenues.

   Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at Mohegan Sun restaurants, retail stores and the Mohegan Sun gasoline and convenience center, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority includes the retail value of these purchases in gross revenues and deducts the value as promotional allowances to arrive at net revenues. These points may also be used to purchase items at the Shops at Mohegan Sun. Points redeemed at the Shops at Mohegan Sun are recorded as outside marketing costs included in gaming expenses.

   EBITDAR. EBITDAR represents earnings before interest, taxes, depreciation, amortization, pre-opening expenses and fees earned by TCA pursuant to the Relinquishment Agreement. Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA on January 1, 2000. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA 5% of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun and Project Sunburst during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014. EBITDAR should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDAR is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited.

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

Results of Operations

  Comparison of Operating Results for the Quarter Ended December 31, 2001 and 2000:

   Net revenues for the quarter ended December 31, 2001 were $241.5 million compared to $183.1 million reported for the same period of the prior year. This 31.9% increase was primarily attributable to an increase in gaming revenues due to the opening of the Casino of the Sky on September 25, 2001. The earnings before interest, taxes, depreciation, amortization, pre-opening expenses and relinquishment fees earned by TCA, or EBITDAR, for the quarter ended December 31, 2001 decreased $936,000 or 1.8% to $50.3 million compared to $51.3 million for the quarter ended December 31, 2000. Mohegan Sun achieved a 20.8% EBITDAR margin for the quarter ended December 31, 2001 compared to a 28.0% for the quarter ended December 31, 2000. The decline in the margin was attributable to increased labor, marketing and operating expenses related to Project Sunburst. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown and the events of the September 11, 2001 tragedy.

   The Connecticut slot market continued to grow as did Mohegan Sun's market share. The Connecticut slot market grew at a rate of 15.7% from the quarter ending December 31, 2000 to the quarter ending December 31, 2001. The State of Connecticut reported a gross slot win of $358.3 million and $309.6 million for the quarters ending December 31, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 30.2% in the quarter ending December 31, 2001 over the quarter ending in December 31, 2000. Gross slot revenues were $171.9 million and $132.0 million for the quarters ending December 31, 2001 and 2000, respectively. Gross slot win per unit per day was $300 and $473 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines year over year from 3,034 to 6,219, in the quarter ending December 31, 2001.

   Gaming revenues totaled $226.9 million for the quarter ended December 31, 2001 compared to $175.0 million for the quarter ended December 31, 2000. The increase of 29.7% in gaming revenues was due to a 30.3% growth in slot machine revenues and a 29.9% increase in table game revenues.

   For the quarter ended December 31, 2001, food and beverage revenues were $17.1 million compared to $10.7 million for the quarter ended December 31, 2000. The 59.4% increase in food and beverage revenues is attributable to a 38.6% increase in food covers for the quarter ended December 31, 2001 as compared to the same period in the prior year and a higher average sale per check primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Rain, a gourmet restaurant and Todd English's Tuscany Restaurant.

   Retail, entertainment and other revenues were $14.6 million and $16.6 million for the quarter ended December 31, 2001 and December 31, 2000, respectively. This represented a decrease of $2.0 million, or 11.8%, for the quarter ended December 31, 2001 over the same period in the prior year. Retail revenue decreased $3.0 million due to a shift in patronage from Mohegan Sun operated outlets to the tenant outlets in the Shops at Mohegan Sun. The decrease was partially offset by an increase of $1.0 million in entertainment and other revenue due to the opening of the Mohegan Sun Arena on September 25, 2001.

   Promotional allowances totaled $17.1 million for the quarter ended December 31, 2001, representing a $2.1 million, or 10.7%, decrease over the same period in the prior year. The first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Players Club were eligible to redeem points at these leased outlets. The decrease is attributable to the shift in patronage from Mohegan Sun retail outlets to the tenant outlets in the Shops at Mohegan Sun.

   Total costs and expenses were $210.0 million for the quarter ended December 31, 2001, an increase of $70.3 million or 50.3% over the costs and expenses of $139.8 million during the quarter ended December 31, 2000. The increase in expenses was primarily the result of a $56.3 million increase in gross revenues and a $10.7 million increase in depreciation expense.

   Gaming costs and expenses were $133.3 million for the quarter ended December 2001 compared to $93.3 million in the quarter ended December 31, 2000. The increase of $40.0 million or 42.9% is attributable to a 95-unit increase in table games and a 3,185-unit increase in slot machines associated with the opening of the first phase of Project Sunburst and the Hall of the Lost Tribes. Gaming costs and expenses as a percentage of gaming revenues were 58.8% in the quarter ended December 31, 2001 compared to 53.3% in the same period of the prior year, an increase of 5.5%. Additionally, the first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. The increased traffic generated by the opening of the Shops of Mohegan Sun, coupled with the holiday shopping season, resulted in a significant increase in Mohegan Sun's gaming expenses as points were redeemed in these leased shops and restaurants.

   Food and beverage costs and expenses were $11.1 million for the quarter ended December 31, 2001, an increase of $5.0 million over the same period of the prior year. The cost of sales for food decreased from 36.7% in the same period of the prior year to 35.8% in the quarter ended December 31, 2001. Food covers increased from 929,000 in the quarter ended December 31, 2000 to 1.3 million in the quarter ended December 31, 2001, a 38.6% increase. Mohegan Sun opened the 350-seat Sunburst buffet, the Rising Moon Gallery of Eateries, Rain, a gourmet restaurant, and Todd English's Tuscany during the quarter ended December 31, 2001. The operation of these new establishments, along with the additional beverage service in the Casino of the Sky, the arena concessions, the Cabaret bar, Leffingwell's bar located at the base of Wombi Rock and the Sachem's Lounge have resulted in increases in food and beverage costs, labor costs and other operating expenses for the quarter ended December 31, 2001 compared to the same period in the prior year.

   Retail, entertainment and other costs and expenses were $8.9 million and $4.8 million for the quarter ended December 31, 2001 and December 31, 2000, respectively. The $4.1 million increase was primarily a result of the fifteen events that were held in the Mohegan Sun Arena in the quarter ended December 31, 2001. These events included an NBA basketball game with Michael Jordan and the Washington Wizards, Tim McGraw, Gloria Estefan, Aerosmith, Bob Dylan, an exhibition tennis match with Martina Navritolova and Monica Seles and ESPN Bowling. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett and Betty Buckley, to comics, such as Phyllis Diller and the Amazing Kreskin.

   General and administrative costs and expenses totaled $37.8 million for the quarter ended December 31, 2001, an increase of 37.0% from the $27.6 million for the quarter ended December 31, 2000. The $10.2 million increase was primarily associated with advertising expenses targeted to promote the Project Sunburst expansion efforts through all major media outlets.

   Pre-opening costs and expenses associated with the April 2002 opening of the Mohegan Sun hotel were $1.7 million for the quarter ended December 31, 2001 compared to pre-opening expenses (relating to the opening of the first phase of Project Sunburst) of $1.4 million for the quarter ended December 31, 2000.

   Depreciation for the quarter ended December 31, 2001 increased by $10.7 million over the amount for the quarter ended December 31, 2000. This increase was a result of $667.5 million of assets, including $26.5 million of capitalized interest, placed in service with the opening of the first phase of Project Sunburst on September 25, 2001.

   Income from operations was $31.4 million for the quarter ended December 31, 2001 compared to $43.3 million for the quarter ended December 31, 2000. The decrease of $11.9 million was attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown and the events of the September 11, 2001 tragedy.

   For the quarter ended December 31, 2001, the relinquishment liability reassessment was $9.1 million compared to $9.0 million for the same period in the prior year. This increase of $0.1 million, or 1.4%, is due to the Authority's quarterly reassessment of the relinquishment liability to reflect the impact of time on the value of money, discounted to present value using the Authority's current risk-free rate of investment and an adjustment for the difference between forecasted and actual revenues.

   Interest and other income were $123,000 for the quarter ended December 31, 2001, a decrease of $1.0 million, or 89.4%, over the same period in the prior year. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $36.3 million and $42.1 million for the quarter ended December 31, 2001 and December 31, 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense of $14.8 million for the quarter ended December 31, 2001 represented an increase of $8.9 million over the same period in the prior year. This increase was mainly attributable to higher average debt outstanding. Capitalized interest was $3.2 million for the quarter ended December 31, 2001 compared to $4.8 million for the same period in the prior year. The weighted average interest rate for the quarter ended December 31, 2001 was 7.14%, compared to 8.42% for the quarter ended December 31, 2000. The weighted average outstanding debt was $976.7 million for the quarter ended December 31, 2001, compared to $504.8 million for the quarter ended December 31, 2000.

   Loss from discontinued operations associated with the conversion of the bingo hall into the smoke-free Hall of the Lost Tribes slot machine venue totaled $192,000 for the quarter ended December 31, 2000. There was no loss from discontinued operations for the quarter ended December 31, 2001.

   Net income for the quarter ended December 31, 2001 was $7.6 million, a $19.6 million decrease from the $27.3 million net income in the prior year quarter. Interest expense increased by $8.9 million during the quarter. The increase in interest expense was mainly attributable to higher average debt outstanding. The weighted average outstanding debt was $976.7 million for the quarter ended December 31, 2001, compared to $504.8 million for the quarter ended December 31, 2000.

Liquidity, Capital Resources and Capital Spending

   As of December 31, 2001 and September 30, 2001, the Authority held cash and cash equivalents of $81.3 million and $74.3 million, respectively. Cash provided by operating activities was $56.3 million for the quarter ended December 31, 2001 compared to cash provided by operating activities of $52.9 million for the quarter ended December 31, 2000.

   On March 3, 1999, the Authority entered into a syndicated $425.0 million Bank Credit Facility maturing in March 2004. The Bank Credit Facility Agreement allowed the Authority to increase the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 2000, the Authority exercised its right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million. At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of December 31, 2001 was 1.87% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than a quarter is due and payable on the date which is a quarter after the date such LIBOR loan was made, every quarter thereafter and, in any event, on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears.

   As of December 31, 2001, the Authority had no base rate loans. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter. The amount of each such reduction must equal 10% of the commitment as in effect immediately prior to the first such reduction. The Authority draws on the Bank Credit Facility in connection with Project Sunburst and other capital expenditure projects.

   The Authority drew $82.0 million from the Bank Credit Facility during the quarter ended December 31, 2001. The Authority had drawn $340.0 million from the Bank Credit Facility as of December 31, 2001. The Authority has entered into hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility. (See "--Item 3. Quantitative and Qualitative Disclosure of Market Risk" and Note 3 to the Authority's financial statements.)

  Capital Expenditures

   The Authority's capital spending has increased significantly with the commencement of the Project Sunburst expansion. Capital expenditures totaled $115.8 million including capitalized interest for the quarter ended December 31, 2001, versus $81.2 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

 . Project Sunburst construction expenses, including capitalized interest, totaled $924.2 million, including $41.1 million in capitalized interest and net of $2.0 million expensed or recorded as inventory, through December 31, 2001. During the quarter ending December 31, 2001 expenditures totaled $79.9 million, including $3.2 million in capitalized interest and net of $654,000 expensed or recorded as inventory, versus $844. 3 million expended in prior periods.

 . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $6.5 million and $4.7 million for the quarter ended December 31, 2001 and December 31, 2000, respectively.

 . Capital expenditures on the Authority's electrical and water systems infrastructure ("Infrastructure Improvements") totaled $4.3 million and $624,000 for the quarter ended December 31, 2001 and December 31, 2000, respectively. Cumulative Infrastructure Improvements totaled $33.9 million as of December 31, 2001. The total estimated cost of the Infrastructure Improvements is $35.0 million. The infrastructure improvements will service Mohegan Sun and other Tribal facilities and will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The Infrastructure Improvements were funded by the Authority.

 . Capital expenditures for the $65.0 million Indian Summer Garage, which will provide 2,700 additional patron parking spaces, totaled $24.1 million for the quarter ending December 31, 2001. The Authority did not incur any capital expenditures for the Indian Summer Garage for the quarter ending December 31, 2000. Expenditures totaled $28.6 million as of December 31, 2001. The Indian Summer Garage is expected to open in June 2002.

 . The Authority anticipates spending $25.0 million on the 1,700-space Thames
   Garage expected to be completed in the spring of 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the quarter ending December 31,2001

 . Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke-free slot area which opened on April 18, 2001, were $474,000 for the quarter ending December 31, 2001. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of December 31, 2001. The Authority did not have any expenditures for the construction of the Hall of the Lost Tribes for the quarter ending December 31, 2000.

 . Capital expenditures for the construction of an employee day care facility were $554,000 during the quarter ended December 31, 2001, with construction expected to be completed in August 2002. The employee day care facility is expected to have a total cost of $10.0 million. The Authority did not incur any construction expenses in conjunction with the employee day care facility for the quarter ended December 31, 2000. Cumulative expenditures on the employee day care facility reached $1.1 million as of December 31, 2001.

 . The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the employee parking center in March 1999. The employee parking center includes 2,550 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. A portion of the employee parking center opened in June 2000 with the remainder opening in January 2001. The total cost of the Employee Parking Center was $25.0 million. The Authority did not incur any capital expenditures for the employee parking center for the quarter ended December 31, 2001. Capital expenditures associated with the Employee Parking Garage were $1.2 million for the quarter ended December 31, 2000.

   As a construction industry standard, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of December 31, 2001, construction retainage totaled $20.1 million, which has been included in accounts payable and accrued expenses in the Authority's financial statements.

   Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects capital expenditures to total approximately $161.6 million and to be allocated as follows:

 . $18.5 million on maintenance capital expenditures.
 . $74.9 million on Project Sunburst construction.
 . $8.9 million on the employee day care center.
 . $33.0 million on the Indian Summer parking garage. The Indian Summer parking garage is expected to have a total cost of $65.0 million and is expected to open in June 2002. The remaining $3.4 million is anticipated to be spent in Fiscal 2003.
 . $25.0 million on the Thames Garage.
 . $1.1 million on Infrastructure Improvements.

  Relinquishment Agreement

   Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA 5% of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. We refer to these payments as the relinquishment payments. The present value of this liability is estimated at $595.3 million as of December 31, 2001. At September 30, 2001, the Authority reviewed current revenue forecasts and reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. See Note 7 to the Authority's financial statements. The relinquishment liability is reassessed periodically to account for increases or decreases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $5.8 million in Senior Relinquishment Payments in the quarter ending December 31, 2001. As of December 31, 2001, relinquishment payments earned but unpaid were $18.7 million. During the quarter ending December 31, 2000, the Authority paid $5.5 million in Senior Relinquishment Payments.

  Distributions to the Tribe

   During the quarter ending December 31, 2001, the Authority distributed $7.0 million to the Tribe. The Authority distributed $10.0 million to the Tribe for the quarter ended December 31, 2000.

  Debt Service Costs

   The Authority incurred interest expense on the $300.0 million Senior Notes of $4.1 million for the quarter ended December 31, 2001 and December 31, 2000. Interest expense on the 1999 Senior Subordinated Notes totaled $6.6 million for the quarters ended December 31, 2001 and December 31, 2000. Bank Credit Facility interest expense was $4.3 million for the quarter ended December 31, 2001. There was no interest expense on the Bank Credit Facility for the quarter ended December 31, 2000. Interest expense on the 2001 Senior Subordinated Notes totaled $3.1 million for the quarter ended December 31, 2001. There was no interest expense on the 2001 Senior Subordinated Notes for the quarter ended December 31, 2000. Capitalized interest for the quarters ended December 31, 2001 and 2000 was $3.2 million and $4.8 million, respectively.

  Sufficiency of Resources

   The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next twelve months.

   Due to delays in the construction schedule of the Project Sunburst hotel, the Authority has initiated discussions with its lenders regarding possible amendments to its financial covenants under the Bank Credit Facility. These amendments would be intended to address the impact of the extended construction borrowing period and the delay in achieving the full cash flows anticipated from the fully completed hotel. The administrative agent has advised the Authority that preliminary approval of the principal terms of these amendments have been received from the requisite lenders. An amendment is being prepared to finalize these terms. The Authority also is considering the issuance of additional senior subordinated notes in 2002 in order to curtail a portion of the outstanding balance of the Bank Credit Facility.

  Forward Looking Statements

   Some information included in this Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements included information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Form 10-K for the fiscal year ended September 30, 2001. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not have and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

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

New Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet adopted, and has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipated a negative effect on the Authority's operating income upon adoption of the standard.

   On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the quarter ended December 31, 2000, the Authority recorded $859,000 related to the amortization of the trademark. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its operating income upon completing the fair value assessment.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

   The Authority is exposed to inherent market risk on the following:

   At the Authority's option, Bank Credit Facility interest accrues on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of December 31, 2001, the Authority has drawn $340.0 million from the Bank Credit Facility. The Authority expects to continue to draw down on the Bank Credit Facility in fiscal year 2002 in connection with Project Sunburst and other capital expenditures.

   The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments. The Authority uses derivative instruments, including interest rate caps, collars and swaps as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at December 31, 2001.

   Derivative instruments held by the Authority at December 31, 2001 are as follows:

                             Effective Date   Maturity Date    Notional     Cost      Market
                             --------------- --------------- ------------ -------- ------------
Interest Rate Cap
   Strike Rate - 8%......... October 1, 2000 October 1, 2003 $ 62,399,200 $410,000  $       600
Interest Rate Collar
   Ceiling Strike Rate - 8%.
   Floor Strike Rate - 6%... January 2, 2001   March 1, 2004   67,143,400  295,000   (3,212,839)
Interest Rate Swap
   Pay fixed - 6.35%........
   Receive Variable......... January 2, 2001   March 1, 2004   33,571,700  221,000   (1,756,283)
                                                             ------------ -------- ------------
       Total................                                 $163,114,300 $926,000 ($ 4,968,522)
                                                             ============ ======== ============

   All derivative instruments are based upon one-month LIBOR, which was 1.87% on December 31, 2001.

   For the quarter ended December 31, 2001 and December 31, 2000, the Authority recognized a net loss of $16,000 and $2.1 million respectively, relating to the change in time value of its derivative instruments, as reflected in the statement of income. See also Note 3 to the Authority's financial statements.

                         PART II - OTHER INFORMATION:

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

   None

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

                                          MOHEGAN TRIBAL GAMING AUTHORITY

          Signature                       Title                   Date
          ---------                       -----                   ----
     /s/  MARK F. BROWN       Chairman, Management Board    February 6, 2002
-----------------------------
        Mark F. Brown
   /s/  WILLIAM J. VELRADO    President and General Manager February 6, 2002
-----------------------------
     William J. Velrado
  /s/  JEFFREY E. HARTMANN    Executive Vice President        February 6, 2002
-----------------------------   Finance/Chief Financial
     Jeffrey E. Hartmann        Officer
                                (Principal Financial and
                                Accounting Officer)