Form 10-Q
period 2002-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-05-09
CIK 1005276

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

                  For the quarterly period ended: March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from______________ to _________________

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

                        MOHEGAN TRIBAL GAMING AUTHORITY

                              INDEX TO FORM 10-Q

                                                                         Page
                                                                         Number
                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2002 (unaudited) and
     September 30, 2001.........................................................................     1
   Statements of Income of Mohegan Tribal Gaming Authority for the Quarter and Six Months Ended
     March 31, 2002 and 2001 (unaudited)........................................................     2
   Statements of Capital of Mohegan Tribal Gaming Authority for the Six Months Ended March 31,
     2002 and 2001 (unaudited)..................................................................     3
   Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six Months Ended
     March 31, 2002 and 2001 (unaudited)........................................................     4
   Notes to Financial Statements of Mohegan Tribal Gaming Authority.............................  5-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations... 13-30
Item 3. Quantitative and Qualitative Disclosure of Market Risk.................................. 30-31
                                  PART II--OTHER INFORMATION
Item 1. Legal Proceedings.......................................................................    32
Item 2. Changes in Securities and Use of Proceeds...............................................    32
Item 3. Defaults upon Senior Securities.........................................................    32
Item 4. Submission of Matters to a Vote of Security Holders.....................................    32
Item 5. Other Information.......................................................................    32
Item 6. Exhibits and Reports on Form 8-K........................................................    32
Signatures. Mohegan Tribal Gaming Authority.....................................................    33

                        MOHEGAN TRIBAL GAMING AUTHORITY

                                BALANCE SHEETS
                                (in thousands)

                                                     March 31,  September 30,
                                                       2002         2001
                                                    ----------- -------------
                                                    (unaudited)
                       ASSETS
   Current assets:
      Cash and cash equivalents.................... $   80,656   $   74,284
      Receivables, net.............................     12,154        7,163
      Inventories..................................     12,064       11,455
      Other current assets.........................     16,196       12,706
                                                    ----------   ----------
          Total current assets.....................    121,070      105,608
   Non-current assets:
      Property and equipment, net..................  1,044,552      935,016
      Construction in process......................    340,244      267,653
      Trademark, net...............................    119,692      119,692
      Other assets, net............................     29,131       24,766
                                                    ----------   ----------
          Total assets............................. $1,654,689   $1,452,735
                                                    ==========   ==========
               LIABILITIES AND CAPITAL
   Current liabilities:
      Current portion of capital lease obligations. $       --   $    1,514
      Current portion of relinquishment liability..     69,207       68,272
      Accounts payable and accrued expenses........     73,782       73,548
      Construction accounts payable................     70,306       65,768
      Accrued interest payable.....................     16,080       13,062
                                                    ----------   ----------
          Total current liabilities................    229,375      222,164
   Non-current liabilities:
      Long-term debt...............................  1,099,000      908,000
      Relinquishment liability.....................    516,516      523,736
      Other long-term liabilities..................      3,824        5,232
                                                    ----------   ----------
          Total liabilities........................  1,848,715    1,659,132
                                                    ----------   ----------
   Commitments and contingencies (Note 5)
   Capital:
      Retained Earnings............................   (190,357)    (201,270)
      Accumulated other comprehensive loss.........     (3,669)      (5,127)
                                                    ----------   ----------
                                                      (194,026)    (206,397)
                                                    ----------   ----------
          Total liabilities and capital............ $1,654,689   $1,452,735
                                                    ==========   ==========

                The accompanying notes to the financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF INCOME
                                (in thousands)

                                                      For the        For the      For the Six    For the Six
                                                   Quarter Ended  Quarter Ended   Months Ended   Months Ended
                                                   March 31, 2002 March 31, 2001 March 31, 2002 March 31, 2001
                                                   -------------- -------------- -------------- --------------
                                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues:
   Gaming.........................................    $221,254       $180,605       $448,121       $355,563
   Food and beverage..............................      14,946         11,037         32,037         21,761
   Retail, entertainment and other................      12,943         11,981         27,588         28,576
                                                      --------       --------       --------       --------
     Gross revenues...............................     249,143        203,623        507,746        405,900
   Less--Promotional allowances...................     (14,461)       (15,843)       (31,588)       (35,030)
                                                      --------       --------       --------       --------
Net revenues......................................     234,682        187,780        476,158        370,870
                                                      --------       --------       --------       --------
Cost and expenses:
   Gaming.........................................     119,725         87,122        253,015        180,423
   Food and beverage..............................      10,131          5,943         21,222         12,020
   Retail, entertainment and other................       5,818          4,483         14,728          9,292
   General and administration.....................      30,847         26,087         68,685         53,707
   Pre-opening costs..............................       2,006          1,927          3,663          3,316
   Depreciation and amortization..................      20,013          6,943         37,276         13,522
                                                      --------       --------       --------       --------
       Total costs and expenses...................     188,540        132,505        398,589        272,280
                                                      --------       --------       --------       --------
Income from operations............................      46,142         55,275         77,569         98,590
                                                      --------       --------       --------       --------
Other income (expense):
   Accretion of relinquishment liability discount
     (Note 6).....................................      (9,084)        (8,958)       (18,167)       (17,916)
   Interest and other income......................         117            578            240          1,742
   Interest expense, net of capitalized interest
     (Note 5).....................................     (17,147)        (5,890)       (31,946)       (11,815)
   Other non-operating expense....................         (50)            --            (87)            --
   Change in fair value of derivative
     instruments (Note 3).........................          11            865             (5)        (1,277)
                                                      --------       --------       --------       --------
                                                       (26,153)       (13,405)       (49,965)       (29,266)
                                                      --------       --------       --------       --------
Income from continuing operations.................      19,989         41,870         27,604         69,324
   Loss from discontinued operations..............          --           (335)            --           (527)
                                                      --------       --------       --------       --------
Net income........................................    $ 19,989       $ 41,535       $ 27,604       $ 68,797
                                                      ========       ========       ========       ========

              The accompanying notes to the financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                             STATEMENTS OF CAPITAL
                                (in thousands)

                                                 For the Six Months Ended For the Six Months Ended
                                                      March 31, 2002           March 31, 2001
                                                 ------------------------ -----------------------
                                                       (unaudited)              (unaudited)
                                                            Comprehensive            Comprehensive
                                                  Capital      Income      Capital      Income
                                                 ---------  ------------- ---------  -------------
Balance September 30............................ $(201,270)               $(362,118)
Net income......................................    27,604     $27,604       68,797     $68,797
Distributions to Tribe..........................   (16,691)                 (20,000)
                                                 ---------                ---------
Balance March 31................................  (190,357)                (313,321)
                                                 ---------                ---------
Accumulated other comprehensive loss............    (5,127)                      --
Unrealized gain (loss) on derivative instruments                 1,458                   (2,291)
                                                               -------                  -------
Other comprehensive income......................     1,458       1,458       (2,291)     (2,291)
                                                 ---------     -------    ---------     -------
Comprehensive income............................               $29,062                  $66,506
                                                               =======                  =======
Balance March 31................................    (3,669)
                                                 ---------
Ending balance.................................. $(194,026)               $(315,612)
                                                 =========                =========



                The accompanying notes to the financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 For the Six Months Ended For the Six Months Ended
                                                                      March 31, 2002           March 31, 2001
                                                                 ------------------------ ------------------------
                                                                       (unaudited)              (unaudited)
Cash flows provided by operating activities:
   Net income...................................................        $  27,604                $  68,797
   Adjustments to reconcile net income to net cash flow
     provided by operating activities:
       Depreciation and amortization............................           37,276                   13,522
       Loss on early extinguishment of debt.....................                6                       --
       Loss on asset disposal...................................               80                       --
       Provision for losses on receivables......................              459                      275
       Accretion of relinquishment liability discount...........           18,167                   17,916
       Cash paid for accretion of relinquishment liability
         discount...............................................          (18,041)                 (14,721)
       Change in fair value of derivative instruments...........                5                    1,277
   Changes in operating assets and liabilities:
       Increase in receivables and other assets.................          (10,391)                 (16,547)
       Increase in accounts payable and accrued expenses........            3,252                    6,312
                                                                        ---------                ---------
       Net cash flows provided by operating activities..........           58,417                   76,831
                                                                        ---------                ---------
Cash flows used in investing activities:
   Purchase of property and equipment...........................         (144,229)                  (8,744)
   Increase in construction in process, net of change in
     construction accounts payable of $4,538 and $9,027,
     respectively...............................................          (68,053)                (218,067)
   Proceeds from asset sale.....................................               72                       --
                                                                        ---------                ---------
       Net cash flows used in investing activities..............         (212,210)                (226,811)
                                                                        ---------                ---------
Cash flows provided by financing activities:
   Proceeds from issuance of long-term debt.....................          250,000                       --
   Draw on Bank Credit Facility.................................          184,000                  128,000
   Payment on Bank Credit Facility..............................         (243,000)                      --
   Principal portion of relinquishment payments.................           (6,411)                  (6,310)
   Distributions to Tribe.......................................          (16,691)                 (20,000)
   Capitalized financing fees...................................           (6,257)                  (2,234)
   Payment on equipment financing...............................           (1,520)                  (2,719)
   Increase in other long-term liabilities......................               44                       --
                                                                        ---------                ---------
       Net cash flows provided by financing activities..........          160,165                   96,737
                                                                        ---------                ---------
       Net increase (decrease) in cash and cash equivalents.....            6,372                  (53,243)
Cash and cash equivalents at beginning of period................           74,284                  115,731
                                                                        ---------                ---------
Cash and cash equivalents at end of period......................        $  80,656                $  62,488
                                                                        =========                =========
Supplemental disclosures:
   Cash paid during the period for interest.....................        $  41,286                $  22,111

              The accompanying notes to the financial statements should be read in conjunction with the financial statements

                        MOHEGAN TRIBAL GAMING AUTHORITY

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

   The Mohegan Tribe of Indians of Connecticut (the "Tribe") established the Mohegan Tribal Gaming Authority (the "Authority"), in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino ("Mohegan Sun"). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The General Manager and other senior officers of Mohegan Sun are hired by the Management Board and are employees of the Authority.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Authority's annual report on Form 10-K for the year ended September 30, 2001.

New Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS No. 144, and has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

   The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the quarter and six months ended March 31, 2001, the Authority recorded $859,000 and $1.7 million, respectively, related to the amortization of the trademark. The Authority has applied the initial fair value test and has determined that no impairment exists at March 31, 2002.

   In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the

                        MOHEGAN TRIBAL GAMING AUTHORITY
required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Authority has not adopted SFAS No. 145 and has not yet quantified the impact of implementing SFAS No. 145 on the Authority's financial statements. The Authority does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

Reclassifications

   Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE 3--FINANCING FACILITIES

   Financing facilities, as described below, consisted of the following (in thousands):

                                               March 31,  September 30,
                                                 2002         2001
                                               ---------- -------------
        Bank Credit Facility.................. $  199,000   $258,000
        $200M 8 1/8% Senior Notes.............    200,000    200,000
        $300M 8 3/4% Senior Subordinated Notes    300,000    300,000
        $150M 8 3/8% Senior Subordinated Notes    150,000    150,000
        $250M 8% Senior Subordinated Notes....    250,000         --
                                               ----------   --------
                                               $1,099,000   $908,000
                                               ==========   ========

Bank Credit Facility

   On March 26, 2002 the Authority reduced the commitment amount on the Bank Credit Facility to $400.0 million from $500.0 million (see Third Amendment below). As of March 31, 2002, the Authority had $199.0 million outstanding under a $400.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association). The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

   At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR at March 31, 2002 was 1.88% and the applicable spread on a LIBOR loan

                        MOHEGAN TRIBAL GAMING AUTHORITY
was 2.625%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority has no base rate loans at March 31, 2002. Accrued interest on the Bank Credit Facility was $148,000 at March 31, 2002.

   On February 20, 2002, the Authority used the net proceeds from the issuance of the $250.0 million 8% Senior Subordinated Notes to repay a portion of the outstanding balance under the Bank Credit Facility.

  Recent Amendments to the Bank Credit Facility

   During the quarter ended March 31, 2002, the Authority received consent of its lenders for two amendments. On February 8, 2002, the Authority received the requisite consent of its lenders for Amendment No. 2 to its Bank Credit Facility. The amendment revised several of the restrictive covenants governing the Authority's activities and finances. On March 26, 2002, the Authority received the requisite consent of its lenders for Amendment No. 3 to its Bank Credit Facility. The amendment reduced the lenders' commitment from $500.0 million to $400.0 million effective March 26, 2002, and changed the first scheduled commitment reduction date to September 30, 2002 from March 31, 2002. The amount of each reduction on the last day of each fiscal quarter must equal 10% of the commitment as in effect immediately prior to the first such reduction. For more information regarding the amendments to the Bank Credit Facility, see the Authority's 8-Ks filed on February 12, 2002 and March 26, 2002, respectively.

Financial Covenant Requirements

   The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of March 31, 2002, the Authority was in compliance with all financial covenant requirements.

   The Authority uses derivative instruments, including an interest rate cap, collar, and swap in its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at March 31, 2002.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   Derivative instruments held by the Authority at March 31, 2002 are as follows:

                                       Notional     Cost     Market
                                     ------------ -------- -----------
         Interest Rate Cap
            Strike Rate--8%......... $ 69,883,000 $410,000 $     1,300
         Interest Rate Collar
            Ceiling Strike Rate--8%
            Floor Strike Rate--6%...   79,063,800  295,000  (2,383,757)
         Interest Rate Swap
            Pay fixed--6.35%
            Receive Variable........   39,531,900  221,000  (1,314,262)
                                     ------------ -------- -----------
         Total...................... $188,478,700 $926,000 $(3,696,719)
                                     ============ ======== ===========

   All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.88% on March 31, 2002.

   For the quarters ended March 31, 2002 and 2001, the Authority recognized a net gain of $11,000 and $865,000 respectively, relating to the change in time value of its derivative instruments, as reflected in the statements of income.The Authority recognized a net loss of $5,000 and $1,277,000 for the six months ended March 31, 2002 and 2001, respectively.

Senior Notes

   On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the syndicated Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2002, accrued interest on the Senior Notes was $4.1 million.

1999 Senior Subordinated Notes

   On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under

                        MOHEGAN TRIBAL GAMING AUTHORITY
the Relinquishment Agreement that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2002, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

2001 Senior Subordinated Notes

   On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of March 31, 2002, accrued interest on the 2001 Senior Subordinated Notes was $3.1 million.

2002 Senior Subordinated Notes

   On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the "2002 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of March 31, 2002, accrued interest on the 2002 Senior Subordinated Notes was $2.2 million.

Letters of Credit

   The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2002. The Authority also has a $550,000 letter of credit that expires in April 2003, which the Authority is currently negotiating a reduction. The $550,000 letter of credit was reduced from $1,000,000 on April 13, 2001. As of March 31, 2002, no amounts were drawn on the letters of credit.

NOTE 4--RELATED PARTY TRANSACTIONS

   The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2002 and 2001, expenses associated with these services were $1.2 million and $2.7 million, respectively. During the six months ended March 31, 2002 and 2001, the Authority incurred $4.1 million and $5.5 million, respectively, of expenses for such services.

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the quarters ended March 31, 2002 and 2001, expenses related to these agreements totaled $97,000. The Authority expensed $194,000 and $181,000 for the six months ended March 31, 2002 and 2001, respectively, relating to these land lease agreements.

NOTE 5--COMMITMENTS AND CONTINGENCIES

Project Sunburst

   The Tribe received a notification from Trading Cove Associates, or TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates obtaining $25.0 million in operating lease financing to fund a portion of the cost overrun and will increase its 2002 maintenance capital expenditures by $15.0 million to the maximum authorized spending of $35.0 million to fund the balance of the overrun out of operating cash flows. As of March 31, 2002, the Authority has spent $936.2 million, excluding capitalized interest, on Project Sunburst. The remaining $63.8 million (of which $15.0 million will be categorized as maintenance capital expenditures) is anticipated to be spent during the remainder of fiscal year 2002.

   As of March 31, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $44.1 million. Capitalized interest totaled $3.1 million and $5.9 million for the quarters ended March 31, 2002 and 2001, respectively. Capitalized interest totaled $6.3 million and $10.7 million for the six months ended March 31, 2002 and 2001, respectively.

The Mohegan Compact

   In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe.For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of
(i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Authority reflected expenses associated with the Slot Win Contribution totaling $41.2 million and $33.8 million, respectively, for the quarters ended March 31, 2002 and March 31, 2001. For the six months ended March 31, 2001 and 2001, expenses associated with the Slot Win Contribution totaled $84.2 million and $66.8 million, respectively.

Expansion Construction Management Agreement with Perini Building Company, Inc.

   The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of

                        MOHEGAN TRIBAL GAMING AUTHORITY

$25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of March 31, 2002, Perini has received $22.3 million of the $27.3 million fee. Of the $22.3 million, $15.3 million has been included in property, plant and equipment and the remainder has been included in "construction in process" in the accompanying balance sheets. For the quarters ended March 31, 2002 and 2001, the Authority paid Perini $2.5 million and $970,000, respectively, related to the construction management fee. The Authority paid Perini $7.9 million and $3.0 million in fees for the six months ended March 31, 2002 and 2001, respectively.

Radio Station Guarantee

   The Authority entered into an agreement with AAA Entertainment, LLC ("AAA") to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS's annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS's annual net revenues between $600,000 and $750,000 and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. No payments have been made during the quarter ended March 31, 2002. Payments to AAA have totaled $61,000 for the six months ended March 31, 2002. As of March 31, 2002 amounts due to AAA but not yet paid totaled $44,000. These amounts represent the revenue shortfall from October 1, 2001 through March 31, 2002.

Litigation

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position, results of operations or cashflows.

NOTE 6--TCA AGREEMENTS

Relinquishment Agreement

   In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement"). Effective January 1, 2000 (the "Relinquishment Date"), the Relinquishment Agreement superseded the September 30, 1995 Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), and provides that the Authority is to make certain payments to TCA out of, and determined as a percentage of, the gross revenues generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments"), each of which are calculated as 2.5% of revenues, as defined, have separate payment schedules and priority. Payment of Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date, and continue at the end of each three-month period occurring thereafter until December 31, 2014. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date, and continue at the end of each six-month period occurring thereafter until December 31, 2014. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

                        MOHEGAN TRIBAL GAMING AUTHORITY

   The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.
A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At March 31, 2002, the carrying amount of the relinquishment liability was $585.7 million as compared to $592.0 million at September 30, 2001. The decrease is due to $24.5 million in relinquishment payments, partially offset by $18.2 million in accretion of relinquishment liability discount. Of the $24.5 million in relinquishment payments for the six months ended March 31, 2002, $6.4 million represents principal amounts and the remaining $18.1 million is payment for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of March 31, 2002, relinquishment payments earned but unpaid were $12.5 million.

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

  Payment of the Development Fee

   Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of March 31, 2002, the Authority has incurred $12.9 million related to the TCA development fee, of which $12.5 million has been paid. Of the $12.9 million, $8.8 million has been included in property, plant and equipment and the remainder has been included in "construction in process" in the accompanying balance sheets.

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

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 1 of this Form 10-Q.

Forward Looking Statements

   Some information included in this Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements included information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Form 10-K for the fiscal year ended September 30, 2001 and Form 10-Q for the quarter ended December 31, 2001. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not have and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

Overview

  The Tribe and the Authority

   The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut. Under the Indian Gaming Regulatory Act, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact that has been approved by the United States Secretary of the Interior. The Tribe's gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Tribe has established an instrumentality, the Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe located in Uncasville, Connecticut. The Authority is governed by a Management Board, consisting of the same nine members of the Mohegan Tribal Council.

  Mohegan Sun

   In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe 's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority is currently engaged in a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which includes increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200 room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002 with full completion of construction expected by the end of June 2002.

   Mohegan Sun operates in an approximately 1.9 million square foot facility which includes the following two casinos:

   Casino of the Earth. The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

  . approximately 3,655 slot machines, 158 table games (including blackjack, roulette, craps, baccarat, pai gow tiles and let it ride) and 42 poker tables;

  . food and beverage amenities, including three full-service themed fine dining restaurants, a 680-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,888 restaurant seats;

  . an approximately 10,000 square foot, 350-seat lounge featuring live entertainment seven days a week;

  .  an approximately 9,000 square foot simulcasting race book facility;

  .  an approximately 3,000 square foot, 50-seat Keno lounge; and

  . three retail shops providing shopping opportunities ranging from souvenirs to clothing to cigars.

   Casino of the Sky. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

  . approximately 2,564 slot machines and 82 table games (including blackjack, roulette, craps, baccarat, Spanish 21 and blackjack bonanza);

  . food and beverage amenities, including two full-service restaurants, three quick-service restaurants, a 350-seat buffet and four lounges operated by Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 1,088 restaurant seats;

  .  the Mohegan Sun Arena with seating for up to 10,000;

  .  a 300-seat cabaret;

  .  an arcade-style recreation area and a child care facility; and

  . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority.

   Mohegan Sun currently has parking spaces for approximately 9,965 guests and 3,075 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

  Additional Mohegan Sun Enhancements

   In addition to Project Sunburst, the Authority has scheduled the following capital improvements to the Mohegan Sun facility:

   Parking Garages. The Indian Summer Garage will provide approximately 2,700 additional parking spaces and is currently being constructed. The approved budget for the construction of the Indian Summer Garage is $65.0 million. Construction began on the Indian Summer Garage in July 2001, and the Authority anticipates that the project will be completed in June 2002. A second parking garage, the Thames Garage, which provides approximately 1,700 additional parking spaces was completed in April 2002 at an estimated cost of $25.0 million.

   Project Sunburst Utilities. The Authority is constructing various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority will pay for this portion of the total costs, which we expect will equal approximately $35.0 million. These improvements were completed concurrently with the opening of certain components of Project Sunburst in April 2002.

Other Reservation Enhancements

   Child Development Center. The Tribe is constructing a 36,000 square foot employee day care facility which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $10.0 million. The Authority originally paid $1.1 million of the facility's cost; however, that amount was later fully reimbursed by the Tribe. Construction began in November 2001, and the Tribe anticipates that the project will be completed in January 2003.

Explanation of Key Financial Statement Captions

   Gross revenues. The Authority's gross revenues are derived mostly from the following three sources:

  . Gaming revenues, which include revenues from slot machines, table games, keno and racebook;

  .  Food and beverage sales; and

  . Retail, entertainment and other revenues, which include revenues from the Mohegan Sun gasoline and convenience center that opened in December 1998 and the Mohegan Sun Arena which opened in September 2001.

   The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                   For the        For the
                                                Quarter ended   Six Months
                                                  March 31,   ended March 31,
                                                ------------  --------------
                                                2002    2001   2002     2001
                                                ----    ----  ----     ----
       Gaming revenues.........................  89%     89%   88%      88%
       Food and beverage.......................   6%      5%    6%       5%
       Retail, entertainment and other revenues   5%      6%    6%       7%
                                                ---     ---   ---      ---
              Total............................ 100%    100%  100%     100%

   Slot win. Gross slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot win to arrive at net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor and the Authority remits a fixed monthly payment to the vendor, which is deducted from gross slot win.

   Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, retail and entertainment events are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at tenant outlets at the Shops at Mohegan

Sun, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                   For the        For the      For the Six    For the Six
                                Quarter Ended  Quarter Ended   Months Ended   Months Ended
                                March 31, 2002 March 31, 2001 March 31, 2002 March 31, 2001
                                -------------- -------------- -------------- --------------
Food and Beverage..............    $ 6,658        $ 5,947        $14,622        $12,314
Retail, entertainment and other      5,623          6,304         11,777         13,740
                                   -------        -------        -------        -------
   Total.......................    $12,281        $12,251        $26,399        $26,054
                                   =======        =======        =======        =======

   Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, and the Mohegan Sun gasoline and convenience center, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. These points may also be used to purchase items at the Shops at Mohegan Sun and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in gaming expenses in the Authority's income statement.

   Gaming expenses. Gaming expenses primarily include the Slot Win Contribution which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations and table game expenses and promotional expenses for the redemption of the Mohegan Sun Player's Club points in third party locations, including the Shops at Mohegan Sun and the Sun Select Catalog.

   EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA represents further adjustments to EBITDA to reflect pre-opening costs and certain other non-operating income/expense. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows:

                                                  For the        For the      For the Six    For the Six
                                               Quarter Ended  Quarter Ended   Months Ended   Months Ended
                                               March 31, 2002 March 31, 2001 March 31, 2002 March 31, 2001
                                               -------------- -------------- -------------- --------------
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)
EBITDA
Net Income....................................    $19,989        $41,535        $ 27,604       $ 68,797
Add back:
Interest expense, net of capitalized interest.     17,147          5,890          31,946         11,815
Interest income...............................       (117)          (578)           (240)        (1,742)
Income taxes..................................         --             --              --             --
Depreciation and amortization.................     20,013          6,943          37,276         13,522
                                                  -------        -------        --------       --------
EBITDA........................................    $57,032        $53,790        $ 96,586       $ 92,392
                                                  -------        -------        --------       --------
EBITDA Margin.................................       24.3%          28.6%           20.3%          24.9%
Adjustments to EBITDA to reconcile to Adjusted
  EBITDA
Pre-opening expense...........................    $ 2,006        $ 1,927        $  3,663       $  3,316
Accretion of Relinquishment Liability discount      9,084          8,958          18,167         17,916
Other non-operating expense...................         50             --              87             --
Change in fair value of derivative instruments        (11)          (865)              5          1,277
Discontinued Operations.......................         --            335              --            527
                                                  -------        -------        --------       --------
Adjusted EBITDA...............................    $68,161        $64,145        $118,508       $115,428
                                                  =======        =======        ========       ========
Adjusted EBITDA Margin........................       29.0%          34.2%           24.9%          31.1%

   Accretion on relinquishment liability discount and reassessment of relinquishment liability. The Authority stopped paying management fees to TCA due to the termination of the Management Agreement and began paying fees under the Relinquishment Agreement beginning January 1, 2000. Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined in the Management Agreement, depending on profitability levels. Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA on January 1, 2000. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA five percent of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun (including Project Sunburst) during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

   The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues as well as the effect of the passage of time on the present value of the future payments to be made pursuant to the Relinquishment Agreement. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. See Note 6 to the Authority's financial statements beginning on page 11 for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

  Comparison of Operating Results for the Quarters Ended March 31, 2002 and
  2001:

   Net revenues for the quarter ended March 31, 2002 increased by $46.9 million, or 25.0%, to $234.7 million from $187.8 million reported for the same period of the prior year. This increase is primarily attributable to an increase in gaming revenues due to the opening of the Casino of the Sky on September 25, 2001.

   Adjusted EBITDA for the quarter ended March 31, 2002 increased by $4.0 million, or 6.3%, to $68.2 million from $64.1 million for the quarter ended March 31, 2001. Mohegan Sun achieved a 29.0% Adjusted EBITDA margin for the quarter ended March 31, 2002 compared to a 34.2% Adjusted EBITDA margin for the quarter ended March 31, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded facility. The Authority expects revenues to increase and operating expenses to decrease as a percentage of revenues as the facility matures and as the remaining amenities are opened. However, the Authority relies heavily on drive-in traffic and the current parking infrastructure is not sufficient to accommodate peak crowds. The Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods will be limited until the parking enhancements provided by the Thames Garage and the Indian Summer Garage are fully completed in June 2002. Accordingly, operating revenues and margins are expected to be negatively impacted until the fourth quarter of 2002. See "Overview--Additional Mohegan Sun Enhancements--Parking Garages" and "Liquidity, Capital Resources and Capital Spending--Capital Expenditures" for a discussion of parking enhancements.

   The Connecticut slot market grew at a rate of 13.4% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The State of Connecticut reported a gross slot win of $359.7 million and $317.2 million for the quarters ended March 31, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 21.8% in the quarter ended March 31, 2002 over the quarter ended March 31, 2001. Gross slot revenues were $164.8 million and $135.2 million for the quarters ended March 31, 2002 and 2001, respectively. Gross slot win per unit per day was $295 and $496 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines year over year from approximately 3,031 in the quarter ended March 31, 2001 to approximately 6,207 in the quarter ended March 31, 2002. The increase in weighted average slot machines is primarily attributable to the opening of the Casino of the Sky the Hall of the Lost Tribes smoke-free slot machine venue, which added a total of approximately 3,200 slot machines to Mohegan Sun.

   Gaming revenues for the quarter ended March 31, 2002 increased by $40.6 million, or 22.5%, to $221.3 million from $180.6 million for the quarter ended March 31, 2001. This increase is due to a 20.1% growth in slot machine revenues and a 30.4% increase in table game revenues as a result of the opening of the Casino of the Sky.

   Food and beverage revenues for the quarter ended March 31, 2002 increased by $3.9 million, or 35.4%, to $14.9 million from $11.0 million for the quarter ended March 31, 2001. This increase is attributable to a 29.4% increase in meals served for the quarter ended March 31, 2002, as compared to the same period in the prior year and a higher average sale per check. The average sale per check was $11.71 for the quarter ended March 31, 2002, as compared to $11.60 for the same period in the prior year. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, a gourmet restaurant named Rain, and Todd English's Tuscany Restaurant.

   Retail, entertainment and other revenues for the quarter ended March 31, 2002 increased by $962,000, or 8.0%, to $12.9 million from $12.0 million for the same period in the prior year. The increase was attributable to $2.5 million in entertainment and other revenue due to the opening of the Mohegan Sun Arena on September 25, 2001 and the rental income earned from tenant outlets in the Shops at Mohegan Sun. The increase was partially offset by a decrease in retail revenue of $1.5 million due to a shift in patronage from Mohegan Sun operated outlets to the tenant outlets in the Shops at Mohegan Sun.

   Promotional allowances for the quarter ended March 31, 2002 decreased by $1.4 million, or 8.7%, to $14.5 million from $15.8 million for the quarter ended March 31, 2001. The first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at these tenant outlets. The decrease is attributable to the shift in patronage from Mohegan Sun retail outlets to the tenant outlets in the Shops at Mohegan Sun, as expenses related to the Shops at Mohegan Sun are included in gaming expenses.

   Total costs and expenses for the quarter ended March 31, 2002 increased by $56.0 million, or 42.3%, to $188.5 million from $132.5 million for the quarter ended March 31, 2001. The increase is primarily the result of supporting a $45.5 million increase in gross revenues and a $13.1 million increase in depreciation expense due to the opening of the Casino of the Sky.

   Gaming costs and expenses for the quarter ended March 31, 2002 increased by $32.6 million, or 37.4%, to $119.7 million from $87.1 million for the quarter ended March 31, 2001. This increase is attributable to an approximately 90-unit increase in table games and the addition of approximately 3,200 slot machines associated with the opening of the Casino of the Sky and the Hall of the Lost Tribes. Gaming costs and expenses as a percentage of gaming revenues were 54.1% in the quarter ended March 31, 2002 compared to 48.2% in the same period of the prior year, an increase of 5.9%. Additionally, the first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. The substantial point redemption by Mohegan Sun Player's Club patrons in the tenant Shops at Mohegan Sun resulted in a significant increase in Mohegan Sun's gaming expenses for the quarter ended March 31, 2002.

   Food and beverage costs and expenses for the quarter ended March 31, 2002 increased by $4.2 million, or 70.5%, to $10.1 million from $5.9 million in expenses for the quarter ended March 31, 2001. The cost of sales for food calculated as a percentage of food revenue was 33.8% for the quarter ended March 31, 2002 and 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, a gourmet restaurant named Rain, and Todd English's Tuscany during the quarter ended December 31, 2001, and additional beverage service in the Casino of the Sky, the arena concessions, the Cabaret bar, Leffingwell's bar located at the base of Wombi Rock and Sachem's Lounge. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 870,000 in the quarter ended March 31, 2001 to 1,126,000 in the quarter ended March 31, 2002, a 29.4% increase.

   Retail, entertainment and other costs and expenses for the quarter ended March 31, 2002 increased by $1.3 million, or 29.8%, to $5.8 million from $4.5 million for the quarter ended March 31, 2001. This increase was primarily a result events held in the Mohegan Sun Arena during the quarter ended March 31, 2002. Some of these events included the National Women's Basketball League Championships, concerts by Janet Jackson and Anne Murray, Showtime Boxing, and an Ultimate Fighting Championship. Costs associated with operating the Cabaret, an intimate 300-seat theater in the Casino of the Sky, also contributed to the increase.

   General and administrative costs and expenses for the quarter ended March 31, 2002 increased by $4.8 million, or 18.2%, to $30.8 million from the $26.1 million for the quarter ended March 31, 2001. This increase is primarily associated with utilities costs related to the expanded facility and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

   Pre-opening costs and expenses associated with the April 23, 2002 partial opening of the Mohegan Sun hotel were $2.0 million for the quarter ended March 31, 2002 compared to pre-opening expenses (relating to the opening of the first phase of Project Sunburst) of $1.9 million for the quarter ended March 31, 2001.

   Depreciation and amortization for the quarter ended March 31, 2002 increased by $13.1 million, or 188.2%, to $20.0 million from $6.9 million for the quarter ended March 31, 2001. This increase was a result of $719.4 million of assets related to Project Sunburst, including $26.5 million of capitalized interest, placed in service between the opening of the first phase of Project Sunburst on September 25, 2001 and March 31, 2002.

   Income from operations for the quarter ended March 31, 2002 decreased by $9.1 million, or 16.5%, to $46.1 million from $55.3 million for the quarter ended March 31, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and increases in depreciation and amortization.

   Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended March 31, 2002 increased by $126,000, or 1.4%, to $9.1 million from $9.0 million for the quarter ended March 31, 2001.

   Interest and other income for the quarter ended March 31, 2002 decreased by $461,000, or 79.8%, to $117,000 from $578,000 in income for the quarter ended March 31, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $23.8 million and $20.6 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense for the quarter ended March 31, 2002 increased by $11.3 million, or 191.1%, to $17.1 million from $5.9 million in expense for the quarter ended March 31, 2001. This increase was mainly attributable to higher average debt outstanding and a decrease in the amount of capitalized interest. The weighted average outstanding debt was $1.1 billion for the quarter ended March 31, 2002, compared to $595.9 million for the quarter ended March 31, 2001. Capitalized interest was $3.1 million for the quarter months ended March 31, 2002 compared to $5.9 million for the same period in the prior year. The weighted average interest rate for the quarter ended March 31, 2002 was 7.4%, compared to 8.2% for the quarter ended March 31, 2001.

   Loss from discontinued operations associated with the conversion of the bingo hall into the smoke-free Hall of the Lost Tribes slot machine venue totaled $335,000 for the quarter ended March 31, 2001. There was no loss from discontinued operations for the quarter ended March 31, 2002.

   Net income for the quarter ended March 31, 2002 decreased by $21.5 million, or 51.9%, to $20.0 million from $41.5 million for the quarter ended March 31, 2001. The decrease is primarily due to the increase in interest expense and depreciation and amortization. Interest expense increased by $11.3 million during the quarter ended March 31, 2002 contributing to the reduction in net income. The increase in interest expense was mainly attributable to higher average debt outstanding. The weighted average outstanding debt was $1.1 billion for the quarter ended March 31, 2002, compared to $595.9 million for the quarter ended March 31, 2001. Depreciation and amortization increased by $13.1 million for the quarter ended March 31, 2002, due to the placing in service of assets related to the first phase of Project Sunburst.

  Comparison of Operating Results for the Six Months Ended March 31, 2002 and 2001:

   Net revenues for the six months ended March 31, 2002 increased by $105.3 million, or 28.4%, to $476.2 million from $370.9 million reported for the same period of the prior year. This increase is primarily attributable to an increase in gaming revenues due to the opening of the Casino of the Sky on September 25, 2001.

   Adjusted EBITDA for the six months ended March 31, 2002 increased by $3.1 million, or 2.7%, to $118.5 million from $115.4 million for the six months ended March 31, 2001. Mohegan Sun achieved a 24.9% Adjusted EBITDA margin for the six months ended March 31, 2002 compared to a 31.1% adjusted EBITDA margin for the six months ended March 31, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded Mohegan Sun facility. Additionally, the unfavorable variance can be attributed to the impact of the national recession and the events of the September 11, 2001 tragedy. The Authority expects revenues to increase and operating expenses to decrease as a percentage of revenues as the facility matures and as the remaining amenities are opened. However, the Authority relies heavily on drive-in traffic and the current parking infrastructure is not sufficient to accommodate peak crowds. The Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods will be limited until the parking enhancements provided by the Thames Garage and the Indian Summer Garage are fully completed in June 2002. Accordingly, operating revenues and margins are expected to be negatively impacted until the fourth quarter of 2002. See "Overview--Additional Mohegan Sun Enhancements--Parking Garages" and "Liquidity, Capital Resources and Capital Spending--Capital Expenditures" for a discussion of parking enhancements.

   The Connecticut slot market grew at a rate of 14.5% for the six months ending March 31, 2002. The State of Connecticut reported a gross slot win of $717.9 million and $626.8 million for the six months ended March 31, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 26.0% in the six months ended March 31, 2002 over the six months ended March 31, 2001. Gross slot revenues were $336.6 million and $267.2 million for the six months ended March 31, 2002 and 2001, respectively. Gross slot win per unit per day was $298 and $484 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines year over year from approximately 3,033 in the six months ended March 31, 2001 to approximately 6,213, in the six months ended March 31, 2002. The increase in weighted average slot machines is primarily attributable to the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue, which added a total of approximately 3,200 slot machines to Mohegan Sun.

   Gaming revenues for the six months ended March 31, 2002 increased by $92.6 million, or 26.0%, to $448.1 million from $355.6 million for the six months ended March 31, 2001. This increase is due to a 25.1% growth in slot machine revenues and a 30.2% increase in table game revenues as a result of the opening of the Casino of the Sky.

   Food and beverage revenues for the six months ended March 31, 2002 increased by $10.3 million, or 47.2%, to $32.0 million from $21.8 million for the six months ended March 31, 2001. This increase in food and beverage revenues is attributable to a 34.1% increase in meals served for the six months ended March 31, 2002, as compared to the same period in the prior year and a higher average sale per check. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, a gourmet restaurant named Rain, and Todd English's Tuscany Restaurant.

   Retail, entertainment and other revenues for the six months ended March 31, 2002 decreased by $988,000, or 3.5%, to $27.6 million from $28.6 million for the six months ended March 31, 2001. Retail revenue decreased

$4.3 million due to a shift in patronage from Mohegan Sun operated outlets to the tenant outlets in the Shops at Mohegan Sun. The decrease was partially offset by an increase of $3.3 million in entertainment and other revenue due to the opening of the Mohegan Sun Arena on September 25, 2001 and the rental income earned from tenant outlets in the Shops at Mohegan Sun.

   Promotional allowances for the six months ended March 31, 2002 decreased by $3.4 million, or 9.8%, to $31.6 million from $35.0 million for the six months ended March 31, 2001. The first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at these tenant outlets. The decrease is attributable to the shift in patronage from Mohegan Sun retail outlets to the tenant outlets in the Shops at Mohegan Sun, as expenses related to the Shops at Mohegan Sun are included in gaming expenses.

   Total costs and expenses for the six months ended March 31, 2002 increased by $126.3 million, or 46.4%, to $398.6 million from $272.3 million during the six months ended March 31, 2001. This increase is primarily the result of supporting a $101.9 million increase in gross revenues and a $23.8 million increase in depreciation expense due to the opening of the Casino of the Sky.

   Gaming costs and expenses for the six months ended March 31, 2002 increased by $72.6 million, or 40.2%, to $253.0 million from $180.4 million for the six months ended March 31, 2001. The increase is attributable to an approximately 90-unit increase in table games and the addition of approximately 3,200 slot machines associated with the opening of the first phase of Project Sunburst and the Hall of the Lost Tribes. Gaming costs and expenses as a percentage of gaming revenues were 56.5% in the six months ended March 31, 2002 compared to 50.7% in the same period of the prior year, an increase of 5.8%. Additionally, the first phase of Project Sunburst included the opening of the Shops at Mohegan Sun.The substantial point redemption by Mohegan Sun Players Club patrons in the tenant Shops at Mohegan Sun resulted in a significant increase in Mohegan Sun's gaming expenses for the six months ended March 31, 2002.

   Food and beverage costs and expenses for the six months ended March 31, 2002 increased by $9.2 million, or 76.6%, to $21.2 million from $12.0 million for the six months ended March 31, 2001. The cost of sales for food as calculated as a percentage of food revenue decreased to 34.9% in the six months ended March 31, 2002, from 35.3% in the six months ended March 31, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses due to the September 25, 2001 opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, a gourmet restaurant named Rain, and Todd English's Tuscany, and additional beverage service in the Casino of the Sky, the arena concessions, the Cabaret bar and Leffingwell's bar located at the base of Wombi Rock. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 1.8 million in the six months ended March 31, 2001 to 2.4 million in the six months ended March 31, 2002, a 34.1% increase.

   Retail, entertainment and other costs and expenses for the six months ended March 31, 2002 increased by $5.4 million, or 58.5%, to $14.7 million from $9.3 million for the six months ended March 31, 2001. This increase is primarily a result of the events that were held in the Mohegan Sun Arena in the six months ended March 31, 2002. The Mohegan Sun Arena opened on September 25, 2001. These events included an NBA basketball game with Michael Jordan and the Washington Wizards, the National Women's Basketball League Championships, concerts with Janet Jackson, Tim McGraw, Gloria Estefan, Aerosmith, Julio Iglesias, Toby Keith, Bob Dylan and Anne Murray, Polkapalooza, Showtime Boxing, an exhibition tennis match with Martina Navritolova and Monica Seles and ESPN Bowling. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett, Betty Buckley, Shirley Jones and Jack Jones, to comics, such as Phyllis Diller, Nell Carter and the Amazing Kreskin.

   General and administrative costs and expenses for the six months ended March 31, 2002 increased by $15.0 million, or 27.9%, to $68.7 million from the $53.7 million for the six months ended March 31, 2001. This increase is primarily associated with advertising expenses targeted to promote Mohegan Sun through all major media outlets.

   Pre-opening costs and expenses associated with the April 23, 2002 partial opening of the Mohegan Sun hotel were $3.7 million for the six months ended March 31, 2002 compared to pre-opening expenses (relating to the opening of the first phase of Project Sunburst) of $3.3 million for the six months ended March 31, 2001.

   Depreciation and amortization for the six months ended March 31, 2002 increased by $23.8 million, or 175.7%, to $37.3 million for the six months ended March 31, 2002 from $13.5 million for the six months ended March 31, 2001. This increase was a result of $719.4 million of assets related to Project Sunburst, including $26.5 million of capitalized interest, placed in service between the opening of the first phase of Project Sunburst on September 25, 2001 and March 31, 2002.

   Income from operations for the six months ended March 31, 2002 decreased by $21.0 million, or 21.3%, to $77.6 million from $98.6 million for the six months ended March 31, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and depreciation and amortization of the expanded facility. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown and the events of the September 11, 2001 tragedy.

   Accretion of the discount associated with the relinquishment liability reassessment for the six months ended March 31, 2002 increased by $251,000, or 1.4%, to $18.2 million from $17.9 million for the same period in the prior year.

   Interest and other income for the six months ended March 31, 2002 decreased by $1.5 million, or 86.2%, to $240,000 from $1.7 million for the six months ended March 31, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in the return on the invested assets. The weighted average invested cash was $18.2 million and $21.3 million for the six months ended March 31, 2002 and March 31, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

   Interest expense for the six months ended March 31, 2002 increased $20.1 million, or 170.4%, to $31.9 million from $11.8 million for the six months ended March 31, 2001. This increase is mainly attributable to higher average debt outstanding offset by a decrease in interest rates. Capitalized interest was $6.3 million for the six months ended March 31, 2002 compared to $10.7 million for the same period in the prior year. The weighted average interest rate for the six months ended March 31, 2002 was 7.27%, compared to 8.31% for the six months ended March 31, 2001. The weighted average outstanding debt was $1.0 billion for the six months ended March 31, 2002, compared to $550.3 million for the six months ended March 31, 2001.

   Loss from discontinued operations associated with the conversion of the bingo hall into the smoke-free Hall of the Lost Tribes slot machine venue totaled $527,000 for the six months ended March 31, 2001. There was no loss from discontinued operations for the six months ended March 31, 2002.

   Net income for the six months ended March 31, 2002 decreased by $41.2 million, or 59.9%, to $27.6 million from $68.8 million for the same period in the prior year. The decrease is primarily attributable to increase in interest expense and depreciation and amortization. Interest expense increased by $20.1 million during the six months contributing to the reduction in net income. The increase in interest expense was mainly attributable to higher average debt outstanding. The weighted average outstanding debt was $1.0 billion for the six months ended March 31, 2002, compared to $550.3 million for the six months ended March 31, 2001. Depreciation and amortization increased by $23.8 million for the six months ended March 31, 2002, due to the placing in service of assets related to the first phase of Project Sunburst.

Liquidity, Capital Resources and Capital Spending

   As of March 31, 2002, the Authority held cash and cash equivalents of $80.7 million, an increase of $18.2 million from $62.5 million as of March 31, 2001. This increase is mainly attributable to the increase in cash on hand requirements related to the opening of the Casino of the Sky. Cash provided by operating activities for the six months ended March 31, 2002 decreased by $18.4 million, or 24.0%, to $58.4 million from $76.8 million for the six months ended March 31, 2001. This decrease in cash provided from operating activities is attributable to a decrease in net income.

   Operating activities are the principal source of the Authority's cash flows. The principal application of these funds was capital expenditures incurred in connection with the construction and development of Project Sunburst and other real property improvements. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of cash generated by its activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including the following:

  . downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

  .  an act of terrorism on the United States of America;

  . substantial cost overruns in connection with the completion of Project Sunburst;

  .  operating expenses increasing at a greater rate than revenue; and

  . increased competition in the gaming industry, or the legalization of gaming activities in the State of Connecticut, which may result in a substantial decrease in revenue.

   In addition to cash generated by operating activities, the Authority has relied on external sources of liquidity to meet its operating and investing requirements.

  External Source of Liquidity

   Bank Credit Facility. One of the Authority's main external sources of liquidity is the $400.0 million reducing, revolving, collateralized Bank Credit Facility. At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of March 31, 2002 was 1.88% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than a quarter is due and payable on the date which is a quarter after the date such LIBOR loan was made, every quarter thereafter and, in any event, on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of March 31, 2002, the Authority had no base rate loans.

   During the six months ended March 31, 2002, the Authority paid down $59.0 million, net of $184.0 million in draws, on the Bank Credit Facility. The outstanding balance under the Bank Credit Facility as of March 31, 2002 was $199.0 million. On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the "2002 Senior Subordinated Notes"), net proceeds of which were used to pay down a portion of the outstanding balance under the Bank Credit Facility. The Bank Credit Facility contains various provisions that require the Authority to maintain specified financial ratios. If the Authority's revenue declines due to economic or competitive factors, or if there is a substantial cost overrun in connection with the completion of Project Sunburst, it is possible that these financial ratios may be violated. If this were to happen, the Authority would not be able to borrow additional funds under the Bank Credit Facility and it may even result in an event of default, which could accelerate the payment of any outstanding balance. In addition, while the Authority has entered into some hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility, the majority of the outstanding balance is subject to interest rate fluctuations. As the economy rebounds, it is possible that the interest rate will start to increase, which would mean that the Authority's interest cost may increase significantly. A substantial increase in interest expense could have a negative effect on the Authority's liquidity. For a further discussion on hedging transactions that mitigate against this exposure, see "Quantitative and Qualitative Disclosure of Market Risk" and Note 3 to the Authority's unaudited financial statements as of March 31, 2002.

   Recent Amendments to the Bank Credit Facility. On February 8, 2002 the Authority received the requisite consent of its lenders for Amendment No. 2 to its Bank Credit Facility. The amendment revised several of the restrictive covenants governing the Authority's activities and finances.

   On March 26, 2002, the Authority received the requisite consent of its lenders for Amendment No. 3 to its Bank Credit Facility. The amendment reduced the lenders' commitment from $500.0 million to $400.0 million effective March 26, 2002, and changed the first scheduled commitment reduction date to September 30, 2002 from March 31, 2002.

  Capital Expenditures

   Capital Expenditures Incurred to Date. Capital expenditures totaled $216.8 million including capitalized interest for the six months ended March 31, 2002, versus $235.8 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

  . Cumulative Project Sunburst construction expenses, including capitalized interest, totaled $978.2 million, including $44.1 million in capitalized interest and net of $2.1 million expensed or recorded as inventory, through March 31, 2002. During the six months ending March 31, 2002 expenditures totaled $133.9 million, including $6.3 million in capitalized interest and net of $780,000 expensed or recorded as inventory, versus $203.2 million, net of $10.7 million in capitalized interest, expended during the six months ended March 31, 2001.

  . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $16.9 million and $11.7 million for the six months ended March 31, 2002 and March 31, 2001, respectively.

  . Capital expenditures on the Authority's electrical and water systems infrastructure improvements totaled $5.4 million and $3.9 million for the six months ended March 31, 2002 and March 31, 2001, respectively. Cumulative infrastructure improvements totaled $35.0 million as of March 31, 2002. The total estimated cost of the Infrastructure Improvements is $35.0 million. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

  . Capital expenditures for the $65.0 million Indian Summer Garage, which will provide 2,700 additional patron parking spaces, totaled $42.3 million for the six months ending March 31, 2002. The Authority did not incur any capital expenditures for the Indian Summer Garage for the six months ending March 31, 2001. Cumulative expenditures totaled $46.8 million as of March 31, 2002. The Indian Summer Garage is expected to open in June 2002.

  . Capital expenditures for the $25.0 million, 1,700-space Thames Garage totaled $18.3 million for the six months ended March 31, 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the six months ending March 31, 2001.

  . Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke-free slot machine venue which opened on April 18, 2001, were $499,000 for the six months ending March 31, 2002. Expenditures for the construction of the Hall of the Lost Tribes for the six months ending March 31, 2001 totaled $5.1 million. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of March 31, 2002. Construction is now complete.

  . Capital expenditures for the construction of the employee day care facility were $554,000 during the six months ended March 31, 2002 and cumulative expenditures on the employee day care facility reached $1.1 million as of March 31, 2002. The Authority did not incur any construction expenses in conjunction with the employee day care facility for the six months ended March 31, 2001. The Authority's expenditure of $1.1 million has been fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project and operate it when opened.

  . The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the employee parking center in March 1999. The employee parking center includes 2,550 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. A portion of the employee parking center opened in June 2000 with the remainder opening in January 2001. The total cost of the Employee Parking Center was $25.0 million. The Authority did not incur any capital expenditures for the employee parking center for the six months ended March 31, 2002 as construction of the facility is complete. Capital expenditures associated with the Employee Parking Garage were $1.2 million for the six months ended March 31, 2001.

   In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of March 31, 2002, construction retainage totaled $16.3 million, which has been included in construction accounts payable in the Authority's financial statements.

   Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects capital expenditures to total approximately $91.8 million and to be allocated as follows:

  .  $18.1 million on maintenance capital expenditures.

  .  $48.8 million on Project Sunburst construction.

  .  $18.2 million on the Indian Summer parking garage.

  .  $6.7 million on the Thames Garage.

  Project Sunburst

   The Tribe received a notification from TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates obtaining $25.0 million in operating lease financing to fund a portion of the cost overrun and will increase its 2002 maintenance capital expenditures by $15.0 million to the maximum authorized spending of $35.0 million to fund the balance of the overrun out of operating cash flows. As of March 31, 2002, the Authority has spent $936.2 million, excluding capitalized interest, on Project Sunburst. The remaining $63.8 million (of which $15.0 million will be categorized as maintenance capital expenditures) is anticipated to be spent during the remainder of fiscal year 2002.

   As of March 31, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $44.1 million. Capitalized interest totaled $3.1 million and $5.9 million for the quarter ended March 31, 2002 and 2001, respectively. Capitalized interest totaled $6.3 million and $10.7 million for the six months ended March 31, 2002 and 2001, respectively.

   Sources of funding for capital expenditures. The Authority will rely primarily on cash generated from its operations and amounts available to be drawn under the Bank Credit Facility to finance these capital expenditures. In addition, the Authority expects to complete a $25.0 million operating lease transaction to fund a portion of the cost overrun. However, the Authority's ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations, its ability to draw down on the Bank Credit Facility and the successful completion of the operating lease transaction.

  Relinquishment Agreement

   Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. We refer to these payments as the relinquishment payments. The present value of this liability is estimated at $585.7 million as of March 31, 2002. The Authority annually reviews revenue forecasts and revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. See Note 6 to the Authority's financial statements. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $24.5 million in Senior Relinquishment Payments during the six months ended March 31, 2002. Of the $24.5 million in relinquishment payments for the six months ended March 31, 2002, $6.4 million represents principal amounts and the remaining $18.1 million is payment for the accretion of interest. As of March 31, 2002, relinquishment payments earned but unpaid were $12.5 million. During the six months ended March 31, 2001, the Authority paid $21.0 million in Senior Relinquishment Payments consisting of $6.3 million in principal amounts and $14.7 million for the accretion of interest.

  Distributions to the Tribe

   During the three and six months ending March 31, 2002, the Authority distributed $9.7 million and $16.7 million, respectively, to the Tribe. The Authority distributed $10.0 million and $20.0 million, respectively, to the Tribe for the three and six months ended March 31, 2001.

  Debt Service Costs

   For the six months ended March 31, 2002 and March 31, 2001 the Authority incurred the following debt service costs:

                                           Six Months Ended Six Months Ended
                                            March 31, 2002   March 31, 2001
    (in thousands)                         ---------------- ----------------
    Bank Credit Facility..................     $ 8,561          $  1,087
    $200M 8.125% Senior Notes.............       8,125             8,125
    $300M 8.75% Senior Subordinated Notes.      13,125            13,125
    $150M 8.375% Senior Subordinated Notes       6,281                --
    $250M 8% Senior Subordinated Notes....       2,167                --
    Capital Leases........................           9               189
    Capitalized Interest..................      (6,322)          (10,711)
                                               -------          --------
       Total Interest Expense.............     $31,946          $ 11,815
                                               =======          ========

  Sufficiency of Resources

   The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next twelve months. Nonetheless, as discussed above, there are potential events or occurrences that may affect adversely the Authority's ability to meet its existing debt obligations, make relinquishment payments and distributions to the Tribe and pay for capital expenditures.

  Contractual Obligations and Commitments

   The Authority's future payment obligations related to its material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates as more fully described in the footnotes and the actual amounts may be different.

                                        Fiscal
                                         Year
Contractual Obligations (in thousands) 2002 (1) 2-3 years 4-5 years After 5 years
-------------------------------------- -------- --------- --------- -------------
     Long-term debt (2)............... $114,648 $143,352  $200,000    $700,000
     Construction obligations (3).....  192,200       --        --          --
     Development obligations (4)......    4,718       --        --          --
                                       -------- --------  --------    --------
        Total......................... $311,566 $143,352  $200,000    $700,000
                                       ======== ========  ========    ========

(1) Amounts due within one year represent payment obligations from October 1, 2001 to September 30, 2002.
(2) Long-term debt includes scheduled amortization and scheduled maturities for notes payable and credit facilities, but excludes interest payments.
(3) Construction obligations represent the remainder of expenditures the Authority must pay to Perini Building Company, Inc. for Project Sunburst. See Note 5 to the Authority's financial statements. The Authority does not believe that it will have any construction obligations after September 30, 2002 and this table has been prepared based on that assumption.
(4) Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See Note 6 to the Authority's financial statements. The Authority does not believe that it will have any development fee obligations after September 30, 2002 and this table has been prepared based on that assumption.

   In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect or undermine such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below.

                                        Fiscal
                                         Year
Contractual Commitments (in thousands) 2002 (1) 2-3 years 4-5 years After 5 years
-------------------------------------- -------- --------- --------- -------------
 Slot winning payment commitments (2).  187,388  402,144   434,959    1,212,586
 Relinquishment commitments (3).......   58,478  131,341   142,058      578,699
 Priority distributions (4)...........   14,882   31,282    33,420       93,889
                                       -------- --------  --------   ----------
    Total............................. $260,748 $564,767  $610,437   $1,885,174
                                       ======== ========  ========   ==========

(1) Amounts due within one year represent payment commitments from October 1, 2001 to September 30, 2002.
(2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2001, 2000 and 1999, the Slot Win Contribution totaled $144.6 million, $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates and, while the Mohegan Compact is perpetual in term, for purposes of calculating these amounts, the Authority has assumed that this commitment will terminate in 10 years.
(3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in Note 6 to the Authority's financial statements. The relinquishment commitments are calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates and have been calculated through December 31, 2014, the date on which the Relinquishment Agreement terminates.
(4) Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2001, the Authority paid $14.0 million in priority distributions to the Tribe. In addition, for the six months ended March 31, 2002, the Authority paid $7.7 million in priority distributions to the Tribe. The amounts included in the table are estimates and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.361%, and has assumed that this commitment will terminate in 10 years.

Critical Accounting Policies and Estimates

   Management has identified the following critical accounting policies that affect the Authority's more significant judgments and estimates used in the preparation of the Authority's financial statements. The preparation of the Authority's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for Player's Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Authority states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Authority and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

   The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

   One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" ("SFAS No. 5"), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. At March 31, 2002, the carrying amount of the relinquishment liability was $585.7 million as compared to $592.0 million at September 30, 2001. The decrease is due to $24.5 million in relinquishment payments, partially offset by $18.2 million in accretion of relinquishment liability discount. Of the $24.5 million in relinquishment payments for the six months ended March 31, 2002, $6.4 million represents principal amounts and the remaining $18.1 million is payment for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of March 31, 2002, relinquishment payments earned but unpaid were $12.5 million. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect or undermine such estimates and judgments may cause the actual liability to differ significantly from the estimate.

   The Authority recognizes revenue upon occupancy of hotel rooms, as net wins and losses occur in the casino and upon delivery of food, beverage and other services. Cancellation fees for hotel and food and beverage services are recognized as revenue when collection is probable and upon cancellation by the customer as defined by a written contract entered into with the customer. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for operating expenses related to the Shops at Mohegan Sun are recognized as offsetting expenses in the period billed, which approximates the period in which the applicable costs are incurred.

   The Authority maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   The Authority's trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The Authority has applied the initial fair value test and has determined that no impairment exists at March 31, 2002.

   The Authority maintains accruals for health and workers compensation self-insurance, Player's Club points redemption and group sales commissions, which are classified in other accrued liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Authority will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

   The Authority is subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers' personal assets. Management estimates guest claims expense and accrues for such liability based upon historical experience in the accounts payable and accrued expenses category in its accompanying balance sheets.

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

New Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet adopted, and has not yet quantified the impact of implementing SFAS No. 144 on the Authority's financial statements, but does not anticipated a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

   The Authority adopted SFAS No. 142 on October 1, 2001. Under SFAS No. 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS No. 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS No. 142, the Authority no longer records amortization of the trademark. For the quarter and six months ended March 31, 2001, the Authority recorded $859,000 and $1.7 million, respectively, related to the amortization of the trademark. As of March 31, 2002, the Authority has applied the initial fair value test and has determined that no impairment exists.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds

FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Authority has not adopted SFAS No. 145, and has not yet quantified the impact of implementing SFAS No. 145 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

   The Authority is exposed to inherent market risk on the following:

   At the Authority's option, Bank Credit Facility interest accrues on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of March 31, 2002, the Authority had drawn $199.0 million from the Bank Credit Facility. The Authority expects to continue to draw down on the Bank Credit Facility in fiscal year 2002 in connection with Project Sunburst and other capital expenditures.

   The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments. The Authority uses derivative instruments, including an interest rate cap, collar and swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

   The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at March 31, 2002.

   Derivative instruments held by the Authority at March 31, 2002 are as follows:

                            Effective Date   Maturity Date    Notional     Cost     Market
                            --------------- --------------- ------------ -------- -----------
Interest Rate Cap
   Strike Rate--8%......... October 1, 2000 October 1, 2003 $ 69,883,000 $410,000 $     1,300
Interest Rate Collar
   Ceiling Strike Rate--8%
   Floor Strike Rate--6%... January 2, 2001   March 1, 2004   79,063,800  295,000  (2,383,757)
Interest Rate Swap
   Pay fixed--6.35%
   Receive Variable........ January 2, 2001   March 1, 2004   39,531,900  221,000  (1,314,262)
                                                            ------------ -------- -----------
       Total...............                                 $188,478,700 $926,000 $(3,696,719)
                                                            ============ ======== ===========

   All derivative instruments are based upon one-month LIBOR, which was 1.88% on March 31, 2002.

   For the quarters ended March 31, 2002 and March 31, 2001, the Authority recognized a net gain of $11,000 and $865,000, respectively. For the six months ended March 31, 2002 and March 31, 2001, the Authority recognized a net loss of $5,000 and $1,277,000 respectively, relating to the change in time value of its derivative instruments, as reflected in the statement of income. See also Note 3 to the Authority's financial statements.

                          PART II--OTHER INFORMATION:

Item 1--Legal Proceedings

   The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position, results of operations or cash flows.

Item 2--Changes in Securities and Use of Proceeds

   None

Item 3--Defaults Upon Senior Securities

   None

Item 4--Submission of Matters to a Vote of Security Holders

   None

Item 5--Other Information

   None

Item 6--Exhibits and Reports on Form 8-K

(a) Exhibits

   None

(b) Form 8-K

      On February 12, 2002, the Authority filed a Form 8-K regarding Amendment No. 2 to its Bank Credit Facility. The amendment revised several of the restrictive covenants governing the Authority's activities and finances.

      On March 26, 2002, the Authority filed a Form 8-K regarding Amendment No. 3 to its Bank Credit Facility. The amendment reduced the lenders' commitment from $500.0 million to $400.0 million effective March 26, 2002, and changed the first scheduled commitment reduction date to September 30, 2002 from March 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOHEGAN TRIBAL GAMING AUTHORITY

            Name                          Title                Date
            ----                          -----                ----

     /s/  MARK F. BROWN       Chairman, Management Board    May 9, 2002
-----------------------------
        Mark F. Brown

   /s/  WILLIAM J. VELARDO    President and General Manager May 9, 2002
-----------------------------
     William J. Velardo

  /s/  JEFFREY E. HARTMANN    Executive Vice President      May 9, 2002
-----------------------------   Finance/Chief Financial
     Jeffrey E. Hartmann        Officer (Principal
                                Financial and Accounting
                                Officer)