Form 10-Q
period 2002-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-08-19
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002


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

                              Yes   X      No ________
                                  -----

                         MOHEGAN TRIBAL GAMING AUTHORITY
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                        Page
                                                                                                     Number
                                                                                                     ------
Item 1.  Financial Statements


    Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2002 (unaudited) and               1
    September 30, 2001 (unaudited and restated).

    Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Nine Months            2
    Ended June 30, 2002 (unaudited) and 2001 (unaudited and restated).

    Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the Quarters and            3
    Nine Months Ended June 30, 2002 (unaudited) and 2001 (unaudited and restated).

    Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Nine Months Ended               4
    June 30, 2002 (unaudited) and 2001 (unaudited and restated).

    Notes to Financial Statements of Mohegan Tribal Gaming Authority.                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                    25
Operations.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                        44

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             46
Item 2.  Changes in Securities and Use of Proceeds                                                     46
Item 3.  Defaults Upon Senior Securities                                                               46
Item 4.  Submission of Matters to a Vote of Security Holders                                           46
Item 5.  Other Information                                                                             46
Item 6.  Exhibits and Reports on Form 8-K                                                              46
Signatures. Mohegan Tribal Gaming Authority                                                            47

                                 PREFATORY NOTE

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, except that the financial information included herein has not been reviewed by the Authority's independent accountants using professional review standards and procedures, although that review is required by Form 10-Q.

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                      June 30,                         September 30,
                                                                        2002                               2001
                                                               -----------------------             ----------------------
                                                                     (unaudited)                  (unaudited and restated -
                                                                                                        See Note 7)
                           ASSETS
                           ------
 Current assets:

    Cash and cash equivalents                                          $       57,273                     $       74,284
    Receivables, net                                                           14,712                              7,163
    Inventories                                                                15,513                             11,455
    Other current assets                                                       16,798                             12,706
                                                               ----------------------             ----------------------

        Total current assets                                                  104,296                            105,608

 Non-current assets:
    Property and equipment, net                                             1,409,583                            935,016
    Construction in process                                                    18,944                            280,832
    Trademark, net                                                            119,692                            119,692
    Other assets, net                                                          27,371                             24,766
                                                               ----------------------              ---------------------

        Total assets                                                   $    1,679,886                     $    1,465,914
                                                               ======================              =====================

                   LIABILITIES AND CAPITAL
                   -----------------------

 Current liabilities:
    Current portion of capital lease obligations                       $            -                     $        1,514
    Current portion of relinquishment liability                                77,188                             68,272
    Accounts payable and accrued expenses                                      76,580                             73,548
    Construction payables                                                      35,133                             65,768
    Accrued interest payable                                                   34,876                             13,062
                                                               ----------------------              ---------------------

        Total current liabilities                                             223,777                            222,164

 Non-current liabilities:
     Long-term debt                                                         1,120,000                            908,000
     Relinquishment liability                                                 511,389                            523,736
     Other long-term liabilities                                                3,652                              5,232
                                                               ----------------------              ---------------------

        Total liabilities                                                   1,858,818                          1,659,132
                                                               ----------------------              ---------------------

 Commitments and contingencies (Note 5)

 Capital:
     Retained deficit                                                        (175,411)                          (188,091)
     Accumulated other comprehensive loss                                      (3,521)                            (5,127)
                                                               ----------------------              ---------------------
                                                                             (178,932)                          (193,218)
                                                               ----------------------              ---------------------

        Total liabilities and capital                                  $    1,679,886                     $    1,465,914
                                                               ======================              =====================


       The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                For the               For the                For the               For the
                                             Quarter Ended         Quarter Ended        Nine Months Ended     Nine Months Ended
                                             June 30, 2002         June 30, 2001          June 30, 2002         June 30, 2001
                                             -------------         -------------          -------------         -------------
                                              (unaudited)          (unaudited and          (unaudited)         (unaudited and
                                                                    restated -                                    restated -
                                                                    See Note 7)                                   See Note 7)
Revenues:
   Gaming                                          $    242,414           $   192,053           $   690,535           $   547,616
   Food and beverage                                     19,417                12,849                51,454                34,610
   Hotel                                                  6,785                     -                 6,785                     -
   Retail, entertainment and other                       15,581                14,014                43,169                42,590
                                              -----------------   -------------------  --------------------   -------------------

       Gross revenues                                   284,197               218,916               791,943               624,816

  Less - Promotional allowances                         (20,454)              (18,374)              (52,042)              (53,404)
                                              -----------------   -------------------  --------------------   -------------------

Net revenues                                            263,743               200,542               739,901               571,412
                                              -----------------   -------------------  --------------------   -------------------

Cost and expenses:
   Gaming                                               131,787                97,601               386,518               278,023
   Food and beverage                                     11,023                 6,442                30,037                18,462
   Hotel                                                  1,392                     -                 1,392                     -
   Retail, entertainment and other                        5,167                 3,960                20,133                13,415
   General and administration                            39,068                24,415               108,007                77,959
   Pre-opening costs                                      4,092                 3,724                 7,755                 7,040
   Depreciation and amortization                         20,841                 7,340                55,419                18,768
                                              -----------------   -------------------  --------------------   -------------------

       Total costs and expenses                         213,370               143,482               609,261               413,667
                                              -----------------   -------------------  --------------------   -------------------

Income from operations                                   50,373                57,060               130,640               157,745
                                              -----------------   -------------------  --------------------   -------------------

Other income (expense):
   Accretion of relinquishment liability
     discount (Note 6)                                   (9,083)               (8,958)              (27,250)              (26,874)
   Interest and other income                                 95                   648                   335                 2,390
   Interest expense, net of capitalized
     interest (Note 5)                                  (23,395)               (3,855)              (63,014)              (13,076)
   Other non-operating expense                              (50)                 (114)                 (137)                 (114)
   Change in fair value of derivative
     instruments (Note 3)                                    23                  (810)                   18                (2,088)
                                              -----------------   -------------------  --------------------   -------------------
                                                        (32,410)              (13,089)              (90,048)              (39,762)
                                              -----------------   -------------------  --------------------   -------------------

Income from continuing operations                        17,963                43,971                40,592               117,983

   Loss from discontinued operations                          -                   (64)                    -                  (591)
                                              -----------------   -------------------  --------------------   -------------------

Net income                                         $     17,963           $    43,907           $    40,592           $   117,392
                                              =================   ===================  ====================   ===================

         The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                                   For the Nine Months                     For the Nine Months
                                                                   Ended June 30, 2002                     Ended June 30, 2001
                                                              ------------------------------           -----------------------------
                                                                       (unaudited)                        (unaudited and restated -
                                                                                                                See Note 7)
                                                                              Comprehensive                          Comprehensive
                                                                Capital          Income                 Capital         Income
                                                              -----------    ---------------          ------------  ----------------
Balance September 30 (as restated-See Note 7)                  $(188,091)                               $(362,118)

Net income                                                        40,592        $ 40,592                  117,392        $ 117,392
                                                                             ---------------                         --------------
Distributions to Tribe                                           (27,912)                                 (40,000)

                                                              -----------                             ------------
Balance June 30                                                 (175,411)                                (284,726)
                                                              -----------                             ------------

Accumulated other comprehensive loss at September 30              (5,127)                                       -

Unrealized gain (loss) on derivative instruments                                   1,606                                    (1,571)
                                                                             ---------------                         --------------

Other comprehensive income (loss)                                  1,606           1,606                   (1,571)          (1,571)
                                                              -----------    ---------------          ------------   --------------

Comprehensive income                                                            $ 42,198                                 $ 115,821
                                                                             ===============                         ==============

Accumulated other comprehensive loss at June 30                   (3,521)                                  (1,571)
                                                              -----------                             -----------

Balance June 30                                                $(178,932)                               $(286,297)
                                                              ===========                             ============

                                                                     For the Quarter                         For the Quarter
                                                                   Ended June 30, 2002                     Ended June 30, 2001
                                                              ------------------------------           -----------------------------
                                                                       (unaudited)                      (unaudited and restated -
                                                                                                                See Note 7)
                                                                              Comprehensive                          Comprehensive
                                                                Capital          Income                 Capital         Income
                                                              -----------    ---------------          ------------  ----------------
Balance March 31 (as restated-See Note 7)                      $(182,153)                               $(308,633)

Net income                                                        17,963        $ 17,963                   43,907        $  43,907
                                                                             ---------------                         --------------
Distributions to Tribe                                           (11,221)                                 (20,000)

                                                              -----------                             ------------
Balance June 30                                                 (175,411)                                (284,726)
                                                              -----------                             ------------

Accumulated other comprehensive loss at March 31                  (3,669)                                  (2,291)

Unrealized gain on derivative instruments                                            148                                       720
                                                                             ---------------                         --------------

Other comprehensive income                                           148             148                      720              720
                                                              -----------    ---------------          ------------   --------------

Comprehensive income                                                            $ 18,111                                 $  44,627
                                                                             ===============                         ==============

Accumulated other comprehensive loss at June 30                   (3,521)                                  (1,571)
                                                              -----------                             ------------

Balance June 30                                                $(178,932)                               $(286,297)
                                                              ===========                             ============

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                            For the Nine Months Ended  For the Nine Months Ended
                                                                                  June 30, 2002              June 30, 2001
                                                                                  -------------              -------------
                                                                                   (unaudited)               (unaudited and
                                                                                                                restated -
                                                                                                               See Note 7)
Cash flows provided by operating activities:
Net income                                                                        $     40,592               $    117,392

Adjustments to reconcile net income to net
    cash flow provided by operating activities:
      Depreciation and amortization                                                     55,419                     18,768
      Loss on early extinguishment of debt                                                   6                          -
      Loss on asset disposal                                                               130                        114
      Provision for losses on receivables                                                  633                        288
      Accretion of relinquishment liability discount                                    27,250                     26,874
      Cash paid for accretion of relinquishment liability discount                     (22,583)                   (19,200)
      Change in fair value of derivative instruments                                       (18)                     2,088
Changes in operating assets and liabilities:
     Increase in receivables and other assets                                          (12,017)                   (27,024)
     Increase in accounts payable and accrued expenses                                  24,845                     17,827
                                                                                  ------------               ------------

    Net cash flows provided by operating activities                                    114,257                    137,127
                                                                                  ------------               ------------

Cash flows used in investing activities:
Purchase of property and equipment, net of change in construction                     (495,075)                   (28,524)
          payables of $35,133 and $0 respectively
Decrease (increase) in construction in process, net of change in construction payables of ($65,768) and
          $15,473, respectively                                                        196,120                   (368,089)
Proceeds from asset sale                                                                   148                         89
                                                                                  ------------               ------------

    Net cash flows used in investing activities                                       (298,807)                  (396,524)
                                                                                  ------------               ------------

Cash flows provided by financing activities:
Proceeds from issuance of long-term debt                                               250,000                         -
Draw on Bank Credit Facility                                                           205,000                    274,000
Payment on Bank Credit Facility                                                       (243,000)                        -
Principal portion of relinquishment payments                                            (8,098)                    (6,921)
Distributions to Tribe                                                                 (27,912)                   (40,000)
Capitalized financing fees                                                              (6,975)                    (2,789)
Payment on capital leases                                                               (1,520)                    (4,430)
Increase in other long-term liabilities (note 3)                                            44                         45
                                                                                  ------------                -----------

    Net cash flows provided by financing activities                                    167,539                    219,905
                                                                                  ------------                -----------

    Net decrease in cash and cash equivalents                                          (17,011)                   (39,492)

Cash and cash equivalents at beginning of period                                        74,284                    115,731
                                                                                  ------------                -----------

Cash and cash equivalents at end of period                                        $     57,273                $    76,239
                                                                                  =============               ===========

Supplemental disclosures:

   Cash paid during the period for interest                                       $     38,995                $    25,078
                                                                                  =============               ===========

         The accompanying notes to financial statements should be read in conjunction with the financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, except that the financial information included herein has not been reviewed by the Authority's independent accountants using professional review standards and procedures, although that review is required by Form 10-Q. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Authority's annual report on Form 10-K for the year ended September 30, 2001 filed with the Securities and Exchange Commission (the "SEC").

New Accounting Pronouncements

In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers". In April 2002, the Authority adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Authority offers cash inducements in certain circumstances and has reflected $227,000 for the three and nine months ended June 30, 2002 as an offset to gaming revenues for these incentives.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS 144, and has not yet quantified the impact of implementing SFAS 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

The Authority adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the quarter and nine months ended June 30, 2001, the Authority recorded $859,000 and $2.6 million, respectively, related to the amortization of the trademark. The Authority applied the initial fair value test and determined that no impairment existed at March 31, 2002. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows:

                                            For the                          For the
                                            Quarter                         Nine Months
                             For the         Ended            For the         Ended
                             Quarter        June 30,        Nine Months      June 30,
                              Ended           2001             Ended          2001
                            June 30,    (unaudited and        June 30,   (unaudited) and
                              2002        restated -            2002        restated -
                          (unaudited)      See Note 7)       (unaudited)    See Note 7)
                          ------------- --------------- ---------------- ---------------
Net income                 $  17,963       $  43,907       $   40,592     $   117,392
Trademark amortization             -             859                -           2,577
                          ------------- --------------- ---------------- ---------------
As adjusted net income     $  17,963       $  44,766       $   40,592     $   119,969
                          ============= =============== ================ ===============

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002" ("SFAS 145"). The key provision of SFAS 145 which will affect the Authority rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Authority will adopt SFAS 145 beginning October 1, 2002. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority has not yet quantified the impact of implementing SFAS 145.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a significant impact on results of operations, financial position or cash flows.


Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. See Note 7.

NOTE 3 - FINANCING FACILITIES

Financing facilities, as described below, consisted of the following (in thousands):

                                             June 30, 2002        September 30, 2001
                                             -------------        ------------------
Bank Credit Facility                         $    220,000             $258,000
$200M 8 1/8% Senior Notes                         200,000              200,000
$300M 8 3/4% Senior Subordinated Notes            300,000              300,000
$150M 8 3/8% Senior Subordinated Notes            150,000              150,000
$250M 8% Senior Subordinated Notes                250,000                    -
                                             ------------             --------
                                             $  1,120,000             $908,000
                                             ============             ========

Bank Credit Facility

As of June 30, 2002, the Authority had $220.0 million outstanding under a $400.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association). The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR at June 30, 2002 was 1.84% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at June 30, 2002. Accrued interest on the Bank Credit Facility was $178,000 at June 30, 2002.

Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on September 30, 2002, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction.

         Recent Amendment to the Bank Credit Facility

During the quarter ended June 30, 2002, the Authority received the requisite consent of its lenders for Amendment No. 4 to its Bank Credit Facility. The amendment revised the total leverage ratio permitted as of June 30, 2002 to 5.25 to 1.00 from 5.00 to 1.00 and increased the Project Sunburst construction budget from $960.0 million to $1.0 billion. See Note 7.

Financial Covenant Requirements

The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of June 30, 2002, the Authority was in compliance with all financial covenant requirements. See Note 7 for discussion of covenant calculations.

Derivative Instruments

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


The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (" SFAS 133") designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at June 30, 2002.

Derivative instruments held by the Authority at June 30, 2002 are as follows:

                                         Notional                   Cost                    Market
                                      --------------             -----------            ------------
Interest Rate Cap
     Strike Rate - 8%                 $   63,715,200             $  410,000             $        200
Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%               73,374,200                295,000               (2,283,753)
Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable                     36,687,100                221,000               (1,241,450)
                                      --------------             ----------             ------------
               Total                  $  173,776,500             $  926,000             $ (3,525,003)
                                      ==============             ==========             ============

All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.84% on June 30, 2002.

For the quarters ended June 30, 2002 and 2001, the Authority recognized a net gain of $23,000 and a net loss of $810,000, respectively, relating to the change in time value of its derivative instruments, as reflected in the statements of income. The Authority recognized a net gain of $18,000 and a net loss of $2.1 million for the nine months ended June 30, 2002 and 2001, respectively. The (non-cash) increase in the fair value of the derivative instruments for the three and nine months ended June 30, 2002 was $172,000 and $1.6 million, respectively. For the three and nine months ended June 30, 2001, the (non-cash) decrease was $90,000 and $3.7 million, respectively. The fair value of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets.

Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the syndicated Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of June 30, 2002, accrued interest on the Senior Notes was $8.1 million. See Note 7.

1999 Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior

Subordinated Notes and the 2002 Senior Subordinated Notes. As of June 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million. See
Note 7.

2001 Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million. See Note 7.

2002 Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the "2002 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. On June 28, 2002, the Authority successfully consummated its offer to exchange all outstanding 2002 Senior Subordinated Notes that it had issued on February 20, 2002 for $250.0 million of its fully registered 8.0% Senior Subordinated Notes due 2012. The terms of such fully registered exchange notes issued are identical to the terms of the 2002 Senior Subordinated Notes (such exchange notes are also referred to as the "2002 Senior Subordinated Notes"). The Authority did not receive any additional proceeds from this exchange offer. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $7.2 million. See Note 7.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2002. The Authority also has a $550,000 letter of credit that expires in April 2003. The Authority is currently negotiating a reduction in the required amounts of these letters of credit. The $550,000 letter of credit was reduced from $1,000,000 on April 13, 2001. As of June 30, 2002, no amounts were drawn on the letters of credit.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2002 and 2001, expenses associated with these services were $2.9 million and $2.7 million, respectively. During the nine months ended June 30, 2002 and 2001, the Authority incurred $7.0 million and $8.2 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the quarters ended June 30, 2002 and 2001, expenses related to these agreements totaled $89,000 and $97,000, respectively. The Authority expensed $283,000 and $278,000 for the nine months ended June 30, 2002 and 2001, respectively, relating to these land lease agreements.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Project Sunburst

The Tribe received a notification from Trading Cove Associates, or TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. As of June 30, 2002, the Authority had spent $970.8 million, excluding capitalized interest, on Project Sunburst. The remaining $29.2 million is anticipated to be spent during the remainder of fiscal year 2002. As of June 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $53.8 million. Capitalized interest totaled $660,000 and $10.8 million for the quarters ended June 30, 2002 and 2001, respectively. Capitalized interest totaled $2.8 million and $26.2 million for the nine months ended June 30, 2002 and 2001, respectively.

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Authority reflected expenses associated with the Slot Win Contribution totaling $45.6 million and $37.6 million, respectively, for the quarters ended June 30, 2002 and 2001. For the nine months ended June 30, 2002 and 2001, expenses associated with the Slot Win Contribution totaled $129.8 million and $104.4 million, respectively. As of June 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $15.4 million.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of June 30, 2002, Perini had received $23.2 million of the $27.3 million fee. All amounts incurred have been reflected in the property, plant and equipment section of the accompanying balance sheets. For the quarters ended June 30, 2002 and 2001, the Authority paid Perini $1.3 million and $1.5 million, respectively, related to the construction management fee. The Authority paid Perini $9.2 million and $12.5 million in fees for the nine months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Authority owed $1.4 million to Perini related to the Construction Management Agreement.

Radio Station Guarantee

The Authority entered into an agreement with AAA Entertainment, LLC ("AAA") to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS's annual net revenue is less than

$600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS's annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. Payments to AAA for the quarter and nine months ended June 30, 2002 totaled $44,000 and $104,000, respectively. These amounts represent the revenue shortfall from October 1, 2001 through June 30, 2002. As of June 30, 2002, amounts accrued totaled $44,000.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 6 - TCA AGREEMENTS

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

The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At June 30, 2002, the carrying amount of the relinquishment liability was $588.6 million as compared to $592.0 million at September 30, 2001. The decrease is due to $30.7 million in relinquishment payments, partially offset by $27.3 million in accretion of relinquishment liability discount. Of the $30.7 million in relinquishment payments for the nine months ended June 30, 2002, $8.1 million represents principal amounts and the remaining $22.6 million is payment for the accretion of interest. Of the $26.1 million in relinquishment payments made during the nine months ended June 30, 2001, $6.9 million represents principal amounts and the remaining $19.2 million is for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of June 30, 2002, relinquishment payments earned but unpaid were $20.4 million.

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

     Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of June 30, 2002, the Authority had incurred $13.5 million related to the TCA development fee, of which $12.9 million had been paid. All amounts incurred have been included in the property, plant and equipment section of the accompanying balance sheets.

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

NOTE 7 - Restatement, Reclassification and Subsequent Events

In connection with the preparation of the Form 10-Q for the period ended June 30, 2002, the Authority determined that capitalized interest for Project Sunburst was understated, and interest expense was overstated, for the fiscal year ended September 30, 2001, and capitalized interest was overstated, and interest expense was understated, for the nine months ended June 30, 2002. As a result of this determination, the Authority announced its intention to restate its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and for the fiscal year ended September 30, 2001 to reflect the changes in capitalized interest and interest expense during these periods. The restatements of these items would increase the Authority's net income by $13.2 million for the year ended September 30, 2001 and reduce the Authority's net income by $8.4 million for the nine months ended June 30, 2002. In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. However, these reclassifications have no effect on the Authority's net income. Such adjustments impacted the Authority's cash flow statement presentation between operating and investing activities.

The tables attached at the end of these notes present the anticipated impact of the restated and reclassified information for each of the aforementioned periods.

Certain financial information for the nine months ended June 30, 2002 and for the interim periods for the prior year contains restated information as described in the Authority's Current Report on Form 8-K and in the financial information attached at the end of these notes. At this time, the information presented herein has not been reviewed pending audit and review of financial statements by the Authority's independent accountants.

The Authority expects to file amended Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 and an amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001 once the Authority's independent accountants complete their audit of the restated financial statements for the fiscal year ended September 30, 2001, and their reviews of the restated financial statements for the aforementioned quarterly periods.

The Authority also received the requisite consent of its lenders to Amendment No. 5 to the Bank Credit Facility (the "Amendment") on August 14, 2002. The Amendment (i) expanded the definition of "approved swap agreements" and increased the amount of approved swap agreements and other swap agreements that may be used to secure other indebtedness of the Authority from the notional amount of $200 million to the notional amount of $300 million and (ii) waived, for a period of 90 days from the date of the Amendment, (a) the delivery of audited statements for the fiscal year ended September 30, 2001 and reviewed financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002, (b) the
requirement to file amended Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and an amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001, (c) any defaults which may have arisen by reason of any of the inaccuracies in the financial statements which are described above and (d) any resulting technical non-compliance with a requirement of law.

The fact that the financial statements contained herein have not been reviewed by an independent accountant may constitute a violation of certain covenants under the indentures. A convenant violation of this nature could constitute a default under the indentures if 25% of the bondholders requested the Trustee to send a notice and 60 days passed without cure. The Authority believes that if such notice were given, it could cure the violation within such period.

                      Mohegan Tribal Gaming Authority
                         Condensed Balance Sheets
                              (in thousands)

                                                         Previously
                                                          Reported       Restated
                                                        December 31,   December 31,
                                                            2000           2000
                                                        -----------    -----------
                                                        (unaudited)    (unaudited)
                                  ASSETS
                                  ------
Current assets:
       Total current assets                             $    93,568    $    93,568

Non-current assets:
   Property and equipment, net                              338,145        338,145
   Construction in process                                  341,588        343,289
   Trademark, net                                           122,269        122,269
   Other assets, net                                         20,857         22,073
                                                        -----------    -----------
       Total assets                                     $   916,427    $   919,344
                                                        ===========    ===========

                         LIABILITIES AND CAPITAL
                         -----------------------

Current liabilities:
   Current portion of capital lease obligations         $     2,671    $     2,671
   Current portion of relinquishment liability               61,630         61,630
   Accounts payable and accrued expenses                     59,331         44,536
   Construction payables                                          -         14,795
   Accrued interest payable                                  21,250         21,250
                                                        -----------    -----------
       Total current liabilities                            144,882        144,882

Non-current liabilities:
   Long-term debt                                           500,000        500,000
   Relinquishment liability                                 614,751        614,751
   Capital lease obligations, net of current portion          1,650          1,650
   Other long-term liabilities                                    -          1,216
                                                        -----------    -----------
       Total liabilities                                  1,261,283      1,262,499
                                                        -----------    -----------

Commitments and contingencies

   Retained deficit                                        (344,856)      (343,155)
                                                        -----------    -----------
       Total liabilities and capital                    $   916,427    $   919,344
                                                        ===========    ===========

                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                    Previously
                                                     Reported                Restated
                                                      For the                 For the
                                                   Quarter Ended           Quarter Ended
                                                 December 31, 2000        December 31, 2000
                                                 ------------------       -----------------
                                                   (unaudited)               (unaudited)
Revenues:
Net revenues                                        $ 183,090                $ 183,090
                                                    ---------                ---------
Cost and expenses:
   Gaming                                              93,301                   93,301
   Food and beverage                                    6,077                    6,077
   Retail and other                                     4,809                    4,904
   General and administration                          27,620                   27,525
   Pre-opening costs                                    1,389                    1,389
   Depreciation and amortization                        6,579                    5,599
                                                    ---------                ---------
       Total costs and expenses                       139,775                  138,795
                                                    ---------                ---------
Income from operations                                 43,315                   44,295
                                                    ---------                ---------

Other income (expense):
   Relinquishment liability reassessment               (8,958)                       -
   Accretion of relinquishment liability discount           -                   (8,958)
   Interest and other income                            1,164                    1,164
   Interest expense, net of capitalized interest       (5,925)                  (5,204)
   Change in fair value of derivative instruments      (2,142)                  (2,142)
                                                    ---------                ---------
                                                      (15,861)                 (15,140)
                                                    ---------                ---------

Income from continuing operations                      27,454                   29,155

   Loss from discontinued operations                     (192)                    (192)
                                                    ---------                ---------
Net income                                          $  27,262                $  28,963
                                                    =========                =========


                         Mohegan Tribal Gaming Authority
                            Condensed Balance Sheets
                                 (in thousands)

                                                         Previously
                                                          Reported      Restated
                                                          March 31,     March 31,
                                                            2001           2001
                                                        -----------    -----------
                                                        (unaudited)    (unaudited)

                                ASSETS
                                ------
Current assets:
       Total current assets                             $    99,433    $    99,433

Non-current assets:
   Property and equipment, net                              337,309        337,309
   Construction in process                                  492,093        496,781
   Trademark, net                                           121,410        121,410
   Other assets, net                                         19,144         21,787
                                                        -----------    -----------

       Total assets                                     $ 1,069,389    $ 1,076,720
                                                        ===========    ===========
                       LIABILITIES AND CAPITAL
                       -----------------------
Current liabilities:
   Current portion of capital lease obligations         $     2,721    $     2,721
   Current portion of relinquishment liability               46,508         46,508
   Accounts payable and accrued expenses                     72,524         51,707
   Construction payables                                          -         20,817
   Accrued interest payable                                  11,041         11,041
                                                        -----------    -----------
       Total current liabilities                            132,794        132,794

Non-current liabilities:
   Long-term debt                                           628,000        628,000
   Relinquishment liability                                 623,257        623,257
   Capital lease obligations, net of current portion            950            950
   Other long-term liabilities                                    -          2,643
                                                        -----------    -----------

       Total liabilities                                  1,385,001      1,387,644
                                                        -----------    -----------
Commitments and contingencies

Capital:
   Retained deficit                                        (313,321)      (308,633)
   Accumulated other comprehensive loss                      (2,291)        (2,291)
                                                        -----------    -----------
                                                           (315,612)      (310,924)
                                                        -----------    -----------
       Total liabilities and capital                    $ 1,069,389    $ 1,076,720
                                                        ===========    ===========

                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                      Previously                           Previously
                                                       Reported           Restated          Reported             Restated
                                                        For the           For the            For the             For the
                                                     Quarter Ended     Quarter Ended     Six Months Ended    Six Months Ended
                                                     March 31, 2001*   March 31, 2001     March 31, 2001*     March 31, 2001
                                                     --------------    --------------    ----------------    ----------------
                                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)
Revenues:
Net revenues                                           $ 187,780          $ 187,780          $ 370,870          $ 370,870
                                                       ---------          ---------          ---------          ---------

Cost and expenses:
   Gaming                                                 87,122             87,122            180,423            180,423
   Food and beverage                                       5,943              5,942             12,020             12,020
   Retail and other                                        4,483              4,552              9,292              9,455
   General and administration                             26,087             26,019             53,707             53,544
   Pre-opening costs                                       1,927              1,927              3,316              3,316
   Depreciation and amortization                           6,943              5,829             13,522             11,428
                                                       ---------          ---------          ---------          ---------
       Total costs and expenses                          132,505            131,391            272,280            270,186
                                                       ---------          ---------          ---------          ---------
Income from operations                                    55,275             56,389             98,590            100,684
                                                       ---------          ---------          ---------          ---------

Other income (expense):
   Accretion of relinquishment liability discount         (8,958)            (8,958)           (17,916)           (17,916)
   Interest and other income                                 578                578              1,742              1,742
   Interest expense, net of capitalized interest          (5,890)            (4,017)           (11,815)            (9,221)
   Change in fair value of derivative instruments            865                865             (1,277)            (1,277)
                                                       ---------          ---------          ---------          ---------
                                                         (13,405)           (11,532)           (29,266)           (26,672)
                                                       ---------          ---------          ---------          ---------
Income from continuing operations                         41,870             44,857             69,324             74,012
   Loss from discontinued operations                        (335)              (335)              (527)              (527)
                                                       ---------          ---------          ---------          ---------
Net income                                             $  41,535          $  44,522          $  68,797          $  73,485
                                                       =========          =========          =========          =========


---------

* Previously reported in Amendment No. 1 to Form S-4 filed with the SEC on May 21, 2002.

                     Mohegan Tribal Gaming Authority
                         Condensed Balance Sheets
                              (in thousands)

                                                         Previously
                                                          Reported       Restated
                                                          June 30,       June 30,
                                                            2001           2001
                                                        -----------    -----------
                                                        (unaudited)    (unaudited)
                                 ASSETS
                                 ------
Current assets:
       Total current assets                             $   126,888    $   126,888

Non-current assets:
   Property and equipment, net                              350,424        350,424
   Construction in process                                  640,554        648,561
   Trademark, net                                           120,551        120,551
   Other assets, net                                         18,444         21,177
                                                        -----------    -----------
       Total assets                                     $ 1,256,861    $ 1,267,601
                                                        ===========    ===========

                         LIABILITIES AND CAPITAL
                         -----------------------

Current liabilities:
   Current portion of capital lease obligations         $     1,739    $     1,739
   Current portion of relinquishment liability               46,897         46,897
   Accounts payable and accrued expenses                     79,986         52,723
   Construction payables                                       --           27,263
   Accrued interest payable                                  21,540         21,540
                                                        -----------    -----------
       Total current liabilities                            150,162        150,162

Non-current liabilities:
   Long-term debt                                           774,000        774,000
   Relinquishment liability                                 626,736        626,736
   Capital lease obligations, net of current portion            222            222
   Other long-term liabilities                                   45          2,778
                                                        -----------    -----------
       Total liabilities                                  1,551,165      1,553,898
                                                        -----------    -----------

Commitments and contingencies

Capital:
   Retained deficit                                        (292,733)      (284,726)
   Accumulated other comprehensive loss                      (1,571)        (1,571)
                                                        -----------    -----------
                                                           (294,304)      (286,297)
                                                        -----------    -----------
       Total liabilities and capital                    $ 1,256,861    $ 1,267,601
                                                        ===========    ===========

                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                    Previously                        Previously
                                                     Reported         Restated         Reported        Restated
                                                     For the          For the        For the Nine    For the Nine
                                                  Quarter Ended    Quarter Ended     Months Ended    Months Ended
                                                  June 30, 2001    June 30, 2001    June 30, 2001    June 30, 2001
                                                  -------------    -------------    -------------    -------------
                                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)
Revenues:
Net revenues                                        $ 200,542        $ 200,542        $ 571,412        $ 571,412
                                                    ---------        ---------        ---------        ---------

Cost and expenses:
   Gaming                                              86,965           97,601          243,123          278,023
   Food and beverage                                    6,442            6,442           18,462           18,462
   Retail and other                                     7,002            3,960           22,476           13,415
   General and administration                          32,009           24,415          103,798           77,959
   Pre-opening costs                                    3,724            3,724            7,040            7,040
   Depreciation and amortization                        8,503            7,340           22,025           18,768
                                                    ---------        ---------        ---------        ---------
       Total costs and expenses                       144,645          143,482          416,924          413,667
                                                    ---------        ---------        ---------        ---------
Income from operations                                 55,897           57,060          154,488          157,745
                                                    ---------        ---------        ---------        ---------

Other income (expense):
   Relinquishment liability reassessment               (8,958)               -          (26,874)               -
   Accretion of relinquishment liability discount           -           (8,958)               -          (26,874)
   Interest and other income                              648              648            2,390            2,390
   Interest expense, net of capitalized interest       (6,011)          (3,855)         (17,826)         (13,076)
   Loss on disposition of assets                         (114)            (114)            (114)            (114)
   Change in fair value of derivative instruments        (810)            (810)          (2,088)          (2,088)
                                                    ---------        ---------        ---------        ---------
                                                      (15,245)         (13,089)         (44,512)         (39,762)
                                                    ---------        ---------        ---------        ---------
Income from continuing operations                      40,652           43,971          109,976          117,983

   Loss from discontinued operations                      (64)             (64)            (591)            (591)
                                                    ---------        ---------        ---------        ---------
Net income                                          $  40,588        $  43,907        $ 109,385        $ 117,392
                                                    =========        =========        =========        =========

                      Mohegan Tribal Gaming Authority
                         Condensed Balance Sheets
                              (in thousands)


                                                       Previously     Restated
                                                        Reported    September 30,
                                                      September 30,      2001
                                                           2001*      (unaudited)
                                                       -----------    -----------

                                  ASSETS
                                  ------

Current assets:
       Total current assets                            $   105,608    $   105,608

Non-current assets:
   Property and equipment, net                             935,016        935,016
   Construction in process                                 267,653        280,832
   Trademark, net                                          119,692        119,692
   Other assets, net                                        24,766         24,766
                                                       -----------    -----------

       Total assets                                    $ 1,452,735    $ 1,465,914
                                                       ===========    ===========

                         LIABILITIES AND CAPITAL
                         -----------------------


Current liabilities:
   Current portion of capital lease obligations        $     1,514    $     1,514
   Current portion of relinquishment liability              68,272         68,272
   Accounts payable and accrued expenses                   139,316         73,548
   Construction payables                                      --           65,768
   Accrued interest payable                                 13,062         13,062
                                                       -----------    -----------
       Total current liabilities                           222,164        222,164

Non-current liabilities:
   Long-term debt                                          908,000        908,000
   Relinquishment liability, net of current portion        523,736        523,736
   Other long-term liabilities                               5,232          5,232
                                                       -----------    -----------
       Total liabilities                                 1,659,132      1,659,132
                                                       -----------    -----------

Commitments and contingencies

Capital:
   Retained deficit                                       (201,270)      (188,091)
   Accumulated other comprehensive loss                     (5,127)        (5,127)
                                                       -----------    -----------
       Total capital                                      (206,397)      (193,218)
                                                       -----------    -----------
       Total liabilities and capital                   $ 1,452,735    $ 1,465,914
                                                       ===========    ===========

-----------
* Previously reported in Amendment No. 1 to Form S-4 filed with the SEC on May 21, 2002.

                         Mohegan Tribal Gaming Authority
                      Condensed Statements of Income
                                 (in thousands)



                                                             Previously           Restated
                                                              Reported        For the Year Ended
                                                         For the Year Ended    September 30, 2001
                                                         September 30, 2001*      (unaudited)
                                                         ------------------    ------------------
Revenues:
Net revenues                                                 $ 786,605             $ 786,605
                                                             ---------             ---------
Cost and expenses:
   Gaming                                                      334,537               382,171
   Food and beverage                                            24,447                24,447
   Retail, entertainment and other                              32,114                19,952
   General and administration                                  139,343               103,871
   Pre-opening costs                                            31,344                31,344
   Depreciation and amortization                                34,753                30,217
   Relinquishment liability reassessment                       (74,410)              (74,410)
                                                             ---------             ---------
       Total costs and expenses                                522,128               517,592
                                                             ---------             ---------
Income from operations                                         264,477               269,013
                                                             ---------             ---------
Other income (expense):
   Accretion of relinquishment liability discount              (35,833)              (35,833)
   Interest and other income                                     2,920                 2,920
   Interest expense, net of capitalized interest               (25,060)              (16,417)
   Other expense                                                  (116)                 (116)
   Change in fair value of derivative instruments                 (949)                 (949)
                                                             ---------             ---------
                                                               (59,038)              (50,395)
                                                             ---------             ---------

Income from continuing operations                              205,439               218,618
Loss from discontinued operations                                 (591)                 (591)
                                                             ---------             ---------
Net income                                                   $ 204,848             $ 218,027
                                                             =========             =========

-----
* Previously reported in Amendment No. 1 to Form S-4 filed with the SEC on May 21, 2002.

                         Mohegan Tribal Gaming Authority
                            Condensed Balance Sheets
                                 (in thousands)


                                                    Previously
                                                     Reported       Restated
                                                   December 31,   December 31,
                                                       2001          2001
                                                   -----------    -----------
                                                   (unaudited)    (unaudited)
                                ASSETS
                                ------
 Current assets:
        Total current assets                       $   120,019    $   120,019

 Non-current assets:
    Property and equipment, net                        983,973        983,973
    Construction in process                            318,490        329,095
    Trademark, net                                     119,692        119,692
    Other assets, net                                   25,189         25,189
                                                   -----------    -----------
        Total assets                               $ 1,567,363    $ 1,577,968
                                                   ===========    ===========
                       LIABILITIES AND CAPITAL
                       -----------------------
 Current liabilities:
    Current portion of capital lease obligations   $        --    $        --
    Current portion of relinquishment liability         75,436         75,436
    Accounts payable and accrued expenses              155,646        100,354
    Construction accounts payable                           --         55,292
    Accrued interest payable                            26,859         26,859
                                                   -----------    -----------
        Total current liabilities                      257,941        257,941

 Non-current liabilities:
    Long-term debt                                     990,000        990,000
    Relinquishment liability                           519,890        519,890
    Other long-term liabilities                          5,088          5,088
                                                   -----------    -----------
       Total Liabilities                             1,772,919      1,772,919
                                                   -----------    -----------

 Capital:
    Retained deficit                                  (200,626)      (190,021)
    Accumulated other comprehensive loss                (4,930)        (4,930)
                                                   -----------    -----------
        Total capital                                 (205,556)      (194,951)
                                                   -----------    -----------
        Total liabilities and capital              $ 1,567,363    $ 1,577,968
                                                   ===========    ===========

                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                           Previously
                                                            Reported           Restated
                                                            For the             For the
                                                         Quarter Ended       Quarter Ended
                                                       December 31, 2001   December 31, 2001
                                                       -----------------   -----------------
                                                          (unaudited)        (unaudited)
Revenues:
Net revenues                                              $ 241,476          $ 241,476
                                                          ---------          ---------
Cost and expenses:
   Gaming                                                   134,209            134,209
   Food and beverage                                          9,917              9,917
   Retail, entertainment and other                            9,026              9,026
   General and administration                                37,977             37,977
   Pre-opening costs                                          1,657              1,657
   Depreciation and amortization                             17,263             15,982
                                                          ---------          ---------
       Total costs and expenses                             210,049            208,768
                                                          ---------          ---------
   Income from operations                                    31,427             32,708
                                                          ---------          ---------

Other income (expense):
   Accretion of relinquishment liability discount            (9,083)            (9,083)
   Interest and other income                                    123                123
   Interest expense, net                                    (14,799)           (18,654)
   Other non-operating expense                                  (37)               (37)
   Change in fair value of derivative instruments               (16)               (16)
                                                          ---------          ---------
                                                            (23,812)           (27,667)
                                                          ---------          ---------
Net income                                                $   7,615          $   5,041
                                                          =========          =========

                         Mohegan Tribal Gaming Authority
                            Condensed Balance Sheets
                                 (in thousands)

                                                      Previously
                                                       Reported          Restated
                                                       March 31,         March 31,
                                                         2002              2002
                                                     -----------       -----------
                                                     (unaudited)       (unaudited)
                                ASSETS
                                ------

Current assets:
       Total current assets                          $   121,070       $   121,070

Non-current assets:
   Property and equipment, net                         1,044,552         1,044,552
   Construction in process                               340,244           349,274
   Trademark, net                                        119,692           119,692
   Other assets, net                                      29,131            28,305
                                                     -----------       -----------
       Total assets                                    1,654,689         1,662,893
                                                     ===========       ===========

                        LIABILITIES AND CAPITAL
                        -----------------------

       Total liabilities                               1,848,715         1,848,715
                                                     -----------       -----------
Capital:
    Retained deficit                                    (190,357)         (182,153)
    Accumulated other comprehensive loss                  (3,669)           (3,669)
                                                     -----------       -----------
                                                        (194,026)         (185,822)
                                                     -----------       -----------
       Total liabilities and capital                 $ 1,654,689       $ 1,662,893
                                                     ===========       ===========


                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                        Previously                           Previously
                                                         Reported         Restated            Reported          Restated
                                                         For the           For the            For the            For the
                                                      Quarter Ended     Quarter Ended    Six Months Ended    Six Months Ended
                                                      March 31, 2002   March 31, 2002     March 31, 2002      March 31, 2002
                                                      --------------   --------------    ----------------    -----------------
                                                       (unaudited)      (unaudited)        (unaudited)        (unaudited)
Revenues:
Net revenues                                            $ 234,682        $ 234,682          $ 476,158          $ 476,158
                                                        ---------        ---------          ---------          ---------
Cost and expenses:
   Gaming                                                 120,522          120,522            254,731            254,731
   Food and beverage                                        9,097            9,097             19,014             19,014
   Retail, entertainment and other                          5,940            5,940             14,966             14,966
   General and administration                              30,962           30,962             68,939             68,939
   Pre-opening costs                                        2,006            2,006              3,663              3,663
   Depreciation and amortization                           20,013           18,596             37,276             34,578
                                                        ---------        ---------          ---------          ---------
       Total costs and expenses                           188,540          187,123            398,589            395,891
                                                        ---------        ---------          ---------          ---------
Income from operations                                     46,142           47,559             77,569             80,267
                                                        ---------        ---------          ---------          ---------
Other income (expense):
   Accretion of relinquishment liability discount          (9,084)          (9,084)           (18,167)           (18,167)
   Interest and other income                                  117              117                240                240
   Interest expense, net of capitalized interest          (17,147)         (20,965)           (31,946)           (39,619)
   Other non-operating expense                                (50)             (50)               (87)               (87)
   Change in fair value of derivative instruments              11               11                 (5)                (5)
                                                        ---------        ---------          ---------          ---------
                                                          (26,153)         (29,971)           (49,965)           (57,638)
                                                        ---------        ---------          ---------          ---------
Net income                                              $  19,989        $  17,588          $  27,604          $  22,629
                                                        =========        =========          =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 1 of this Form 10-Q.

Forward Looking Statements

Some information included in this Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Form 10-K for the fiscal year ended September 30, 2001, Forms 10-Q for the quarters ended December 31, 2001 and March 31, 2002, the Authority's Form 8-K filed on August 19, 2002 and the Authority's quarterly reports on Form 10-Q to be filed after this quarterly report, as well as the Authority's other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. The Authority does not have and the Authority does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

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

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority has recently completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, including increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002, with substantial completion of construction occurring in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility which includes the following two casinos:

Casino of the Earth. The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

     . approximately 3,641 slot machines, 164 table games (including blackjack, roulette, craps and baccarat) and 40 poker tables;

     . food and beverage amenities, including three full-service themed fine dining restaurants, a 680-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

     . an approximately 10,000 square foot, 400-seat lounge featuring live entertainment seven days a week;

     . an approximately 9,000 square foot simulcasting race book facility;

     . an approximately 3,000 square foot, 50-seat Keno lounge; and

     . three retail shops providing shopping opportunities ranging from souvenirs to clothing to cigars.

Casino of the Sky. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

     . approximately 2,560 slot machines and 82 table games (including blackjack, roulette, craps and baccarat);

     . food and beverage amenities, including two full-service restaurants, three quick-service restaurants, a 350-seat buffet and four lounges operated by Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,200 restaurant seats;

     . the Mohegan Sun Arena with seating for up to 10,000;

     . a 300-seat cabaret;

     . an arcade-style recreation area and a child care facility;

     . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority;

     . a 1,200-room luxury hotel;

     . a 20,000 square foot spa; and

     . 100,000 square feet of convention space.

Mohegan Sun currently has parking spaces for approximately 12,941 guests and 3,075 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

Additional Mohegan Sun Enhancements

In addition to Project Sunburst, the Authority has completed the following capital improvements to the Mohegan Sun facility:

Parking Garages. Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $56.0 million for the nine months ending June 30, 2002. Cumulative expenditures totaled $60.5 million as of June 30, 2002. The Authority expects that the remaining $4.5 million will be spent in the fourth quarter of fiscal year 2002. The Indian Summer Garage opened in June 2002.

Capital expenditures for the $25.0 million, 1,700-space Thames Garage totaled $22.7 million for the nine months ended June 30, 2002, and the remaining $2.3 million will be spent in the fourth quarter of fiscal year 2002. The Thames Garage opened in April 2002.

Project Sunburst Utilities. The Authority has constructed various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority will pay for this portion of the total costs, which we expect will equal the budget of approximately $35.0 million. These improvements were completed concurrently with the opening of certain components of Project Sunburst in April 2002.

Other Reservation Enhancements

Child Development Center. The Tribe is constructing a 36,000 square foot employee day care facility which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility's cost; however, that amount was later fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project. Construction began in November 2001, and the Tribe anticipates that the project will be completed in January 2003.

Explanation of Key Financial Statement Captions

Gross revenues. The Authority's gross revenues are derived mostly from the following four sources:

     . Gaming revenues, which include revenues from slot machines, table games, keno and racebook;

     . Food and beverage sales;

     . Hotel revenues; and

     . Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets and the Mohegan Sun Arena.

The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                                   For the Quarter                  For the Nine Months
                                                                    Ended June 30,                     Ended June 30,
                                                                    --------------                     --------------
                                                                 2002          2001                 2002          2001
                                                               --------      ---------           ---------      ---------
   Gaming ...................................................       85%            88%                87%             88%
   Food and beverage ........................................        7%             6%                 6%              6%
   Hotel ....................................................        2%             0%                 1%              0%
   Retail, entertainment and other ..........................        6%             6%                 6%              6%
                                                               --------      ---------           --------       ---------
             Total ..........................................      100%           100%               100%            100%

Slot win. Gross slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the

Authority until paid and such accrued amounts are deducted from gross slot win to arrive at net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor, and the Authority remits a fixed monthly payment to the vendor, which is deducted from gross slot win.

Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, hotel, retail and entertainment events are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, hotel, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                          For the      For the         For the        For the
                                          Quarter      Quarter       Nine Months    Nine Months
                                           Ended        Ended           Ended          Ended
                                          June 30,     June 30,        June 30,       June 30,
                                            2002         2001            2002           2001
                                          --------     --------      -----------   ------------
   Food and beverage ..................   $  5,261     $  6,565      $  19,883      $   18,879
   Hotel ..............................      1,885            -          1,885               -
   Retail, entertainment and other ....      6,581        8,697         18,358          22,437
                                          --------     --------      ---------      ----------
   Total ..............................   $ 13,727     $ 15,262      $  40,126      $   41,316
                                          ========     ========      =========      ==========

Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, and the Mohegan Sun gasoline and convenience center, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. These points may also be used to purchase items at the Shops at Mohegan Sun and from the Sun Select Catalog. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in gaming expenses in the Authority's income statement.

Gaming expenses. Gaming expenses primarily include the Slot Win Contribution which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations and table game expenses and promotional expenses for the redemption of the Mohegan Sun Player's Club points in third party locations, including the Shops at Mohegan Sun and the Sun Select Catalog.

EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and certain other non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows:

                                                    --------------------------------     ----------------------------------
                                                       For the            For the        For the Nine         For the Nine
                                                    Quarter Ended      Quarter Ended     Months Ended         Months Ended
                                                    June 30, 2002      June 30, 2001     June 30, 2002        June 30, 2001
                                                    -------------      -------------     -------------        -------------
                                                     (unaudited)      (unaudited and      (unaudited)        (unaudited and
                                                                         restated -                             restated -
                                                                       See note 7 to)                         See note 7 to)
                                                                      the accompanying                        the accompanying
                                                                     financial statement)                   financial statement)
EBITDA
Net income                                            $ 17,963           $ 43,907           $  40,592             $ 117,392
Add back:
Interest expense, net of capitalized interest           23,395              3,855              63,014                13,076
Interest income                                            (95)              (648)               (335)               (2,390)
Income taxes                                                 -                  -                   -                     -
Depreciation and amortization                           20,841              7,340              55,419                18,768
                                                      --------           --------           ---------             ---------
EBITDA                                                $ 62,104           $ 54,454           $ 158,690             $ 146,846
                                                      --------           --------           ---------             ---------
EBITDA Margin                                             23.5%              27.2%               21.4%                 25.7%


Adjustments to EBITDA to
   reconcile to Adjusted EBITDA
Pre-opening expense                                   $  4,092           $  3,724           $   7,755             $   7,040
Accretion of relinquishment liability discount           9,083              8,958              27,250                26,874
Other non-operating costs                                   50                114                 137                   114
Change in fair value of derivative instruments             (23)               810                 (18)                2,088
Discontinued operations                                      -                 64                   -                   591
                                                      --------           --------           ---------             ---------
Adjusted EBITDA                                       $ 75,306           $ 68,124           $ 193,814             $ 183,553
                                                      ========           ========           =========             =========
Adjusted EBITDA Margin                                    28.6%              34.0%               26.2%                 32.1%

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

The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues as well as the effect of the passage of time on the present value of the future payments to be made pursuant to the Relinquishment Agreement. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Note 6 to the Authority's financial statements beginning on page 11 for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Quarters Ended June 30, 2002 and 2001:

Net revenues for the quarter ended June 30, 2002 increased by $63.2 million, or 31.5%, to $263.7 million from $200.5 million reported for the same period of the prior year. This increase primarily is attributable to an increase in gaming, food and beverage, and hotel revenues due to the opening of the Casino of the Sky on September 25, 2001 and the opening of the convention center and the hotel in April 2002.

Adjusted EBITDA for the quarter ended June 30, 2002 increased by $7.2 million, or 10.5%, to $75.3 million from $68.1 million for the quarter ended June 30, 2001. Mohegan Sun achieved a 28.6% Adjusted EBITDA margin for the quarter ended June 30, 2002 compared to a 34.0% Adjusted EBITDA margin for the quarter ended June 30, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded facility. The Authority relies heavily on drive-in traffic, and the Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods have been limited until recently when the parking enhancements provided by the Thames Garage and the Indian Summer Garage were fully completed in April and June 2002, respectively. Accordingly, operating revenues and margins have been negatively impacted during the quarter ended June 30, 2002. See "Overview - Additional Mohegan Sun Enhancements - Parking Garages" and "Liquidity, Capital Resources and Capital Spending - Capital Expenditures" for a discussion of parking enhancements.

The Connecticut slot market grew at a rate of 10.4% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. The State of Connecticut reported a gross slot win of $382.9 million and $346.7 million for the quarters ended June 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 21.2% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001. Gross slot revenues were $182.4 million and $150.5 million for the quarters ended June 30, 2002 and 2001, respectively. Gross slot win per unit per day was $323 and $466 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,546 in the quarter ended June 30, 2001 to approximately 6,199 in the quarter ended June 30, 2002. The increase in weighted average slot machines is primarily attributable to the opening of the Casino of the Sky, which added a total of approximately 2,500 slot machines to Mohegan Sun.

Gaming revenues for the quarter ended June 30, 2002 increased by $50.4 million, or 26.2%, to $242.4 million from $192.1 million for the quarter ended June 30, 2001. This increase is due to a 21.0% growth in net slot machine revenues and a 45.1% increase in table game revenues as a result of the opening of the Casino of the Sky.

Food and beverage revenues for the quarter ended June 30, 2002 increased by $6.6 million, or 51.1%, to $19.4 million from $12.8 million for the quarter ended June 30, 2001. This increase is attributable to a 40.9% increase in meals served for the quarter ended June 30, 2002, as compared to the same period in the prior year, and a higher average sale per check. Meals served increased 408,000 or 40.9% to 1.4 million from 997,000 for the same period in the prior year. The average sale per check was $12.12 for the quarter ended June 30, 2002, as compared to $11.84 for the same period in the prior year. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's, Rain and Tuscany.

Hotel revenues for the quarter ended June 30, 2002 were $6.8 million due to the opening of the Mohegan Sun hotel in April 2002. Average daily room rates were $178 for the quarter ended June 30, 2002 with an occupancy rate of 69%. Revenue per available room was $119. There were no hotel revenues for the quarter ended June 30, 2001.

Retail, entertainment and other revenues increased $1.6 million or 11.2% to $15.6 million for the quarter ended June 30, 2002 from $14.0 million for the same period in the prior year. Entertainment revenue increased primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. Additional increases are attributable to an increase in other revenue associated with the rental income earned from third party retail tenants in the Shops at Mohegan Sun. There were 18 Mohegan Sun Arena events and 72 Cabaret events held during the quarter. Average ticket price for the Mohegan Sun Arena events was $26, while the average ticket price for Cabaret events was $13. The increase is partially offset by a decrease in retail revenues from Mohegan Sun operated outlets. Retail revenues decreased by $2.0 million or 16.1% to $10.7 million for the quarter ended June 30, 2002 from $12.7 million for the same period in the prior year.

Promotional allowances for the quarter ended June 30, 2002 increased by $2.1 million, or 11.3%, to $20.5 million from $18.4 million for the quarter ended June 30, 2001. The increase is attributable to the addition of hotel complimentaries of $2.7 million, partially offset by decreases in retail and gas complimentaries. The decrease in retail and gas complimentaries is due to the shift in patronage from Mohegan Sun retail outlets to the third party retail tenants in the Shops at Mohegan Sun. These expenses related to the Shops at Mohegan Sun are included in gaming expenses. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at these tenant outlets.

Total costs and expenses for the quarter ended June 30, 2002 increased by $69.9 million, or 48.7%, to $213.4 million from $143.5 million for the quarter ended June 30, 2001. The increase is primarily the result of supporting a $65.3 million increase in gross revenues.

Gaming costs and expenses for the quarter ended June 30, 2002 increased by $34.2 million, or 35.0%, to $131.8 million from $97.6 million for the quarter ended June 30, 2001. The majority of the increase is attributable to additional labor costs associated with the approximately 90-unit increase in table games and the addition of approximately 2,500 slot machines associated with the opening of the Casino of the Sky. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $45.6 million and $37.6 million, respectively, for the quarters ended June 30, 2002 and 2001. Also, the point redemption by Mohegan Sun Player's Club patrons in the third party retail tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun's gaming expenses for the quarter ended June 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 54.4% in the quarter ended June 30, 2002 compared to 50.8% in the same period of the prior year, an increase of 3.6 percentage points.

Food and beverage costs and expenses for the quarter ended June 30, 2002 increased by $4.6 million, or 71.1%, to $11.0 million from $6.4 million in expenses for the quarter ended June 30, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia's, Rain, and Tuscany. Also contributing to the food and beverage costs were banquets and room service associated with the opening of the Mohegan Sun hotel. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 997,000 in the quarter ended June 30, 2001 to 1.4 million in the quarter ended June 30, 2002, a 40.9% increase. The cost of sales for food calculated as a percentage of food revenue was 33.1% for the quarter ended June 30, 2002 compared to 34.9% for the quarter ended June 30, 2001.

Hotel costs and expenses for the quarter ended June 30, 2002 were $1.4 million due to the opening of the Mohegan Sun hotel in April 2002.

Retail, entertainment and other costs and expenses for the quarter ended June 30, 2002 increased by $1.2 million, or 30.5%, to $5.2 million from $4.0 million for the quarter ended June 30, 2002. The increase is mainly attributable to a $2.2 million increase in entertainment costs associated with events held in the Mohegan Sun Arena during the quarter ended June 30, 2002. Some of these events included an HBO boxing match with Arturo Gatti vs. Micky Ward, concerts by Brooks and Dunn, ZZ Top, Alan Jackson and Cher, Summer Music Mania, a special televised by the Fox network, a CBS television special by Marc Anthony, a stand-up comedy performance by Steve Harvey, seven Arena Football games and World Wrestling Entertainment event. The increase in entertainment costs is partially offset by a decrease in retail and gas station expenses of $1.2 million for the quarter ended June 30, 2002 compared to the prior year. This decrease was primarily attributable to lower retail sales in Mohegan Sun operated retail shops as a result of the addition of the Shops at Mohegan Sun. During the quarter ended June 30, 2002, Mohegan Sun added two retail shops including a Joseph Abboud Menswear and Sun Shoes.

General and administrative costs and expenses for the quarter ended June 30, 2002 increased by $14.7 million, or 60.0%, to $39.1 million from the $24.4 million for the quarter ended June 30, 2001. This increase is primarily associated with costs to operate the expanded facility such as utilities, engineering, risk management and environmental services, and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

Pre-opening costs and expenses during the quarter and substantially associated with the June 21 and June 22, 2002 grand opening celebration were $4.1 million for the quarter ended June 30, 2002 compared to $3.7 million in pre-opening expenses (relating to the opening of the first phase of Project Sunburst) for the quarter ended June 30, 2001. The grand opening weekend celebration of the 1,200-room, luxury Mohegan Sun hotel included performances by Cher, The Blues Brothers, Rosie O'Donnell, Ray Charles and Aretha Franklin.

Depreciation and amortization for the quarter ended June 30, 2002 increased by $13.5 million, or 183.9%, to $20.8 million from $7.3 million for the quarter ended June 30, 2001. This increase was a result of $1.0 billion of assets related to Project Sunburst, including $49.6 million of capitalized interest, placed in service between the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002.

Income from operations for the quarter ended June 30, 2002 decreased by $6.7 million, or 11.7%, to $50.4 million from $57.1 million for the quarter ended June 30, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun and increases in depreciation and amortization associated with the completion of Project Sunburst, which included the opening of the Casino of the Sky, the Shops at Mohegan Sun and the 10,000-seat Mohegan Sun Arena.

Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended June 30, 2002 increased by $125,000, or 1.4%, to $9.1 million from $9.0 million for the quarter ended June 30, 2001.

Interest and other income for the quarter ended June 30, 2002 decreased by $553,000, or 85.3%, to $95,000 from $648,000 in income for the quarter ended June 30, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $17.5 million and $39.3 million for the quarters ended June 30, 2002 and June 30, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense for the quarter ended June 30, 2002 increased by $19.5 million, or 506.9%, to $23.4 million from $3.9 million in expense for the quarter ended June 30, 2001. This increase is mainly attributable to higher average debt outstanding and a decrease in the amount of capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the quarter ended June 30, 2002, compared to $730.7 million for the quarter ended June 30, 2001. Capitalized interest was $660,000 for the quarter ended June 30, 2002 compared to $10.8 million for the same period in the prior year. The weighted average interest rate for the quarter ended June 30, 2002 was 7.59%, compared to 7.67% for the quarter ended June 30, 2001.

Loss from discontinued operations associated with the conversion of the bingo hall into the smoke-free Hall of the Lost Tribes slot machine venue totaled $64,000 for the quarter ended June 30, 2001. There was no loss from discontinued operations for the quarter ended June 30, 2002.

Net income for the quarter ended June 30, 2002 decreased by $25.9 million, or 59.1%, to $18.0 million from $43.9 million for the quarter ended June 30, 2001. The decrease is primarily due to the increase in interest expense and depreciation and amortization. Interest expense increased by $19.5 million during the quarter ended June 30, 2002 contributing to the reduction in net income. This increase is mainly attributable to higher average debt outstanding and a decrease in capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the quarter ended June 30, 2002, compared to $730.7 million for the quarter ended June 30, 2001. Depreciation and amortization increased by $13.5 million for the quarter ended June 30, 2002, due to the placing in service of assets related to Project Sunburst.

Comparison of Operating Results for the Nine Months Ended June 30, 2002 and
2001:

Net revenues for the nine months ended June 30, 2002 increased by $168.5 million, or 29.5%, to $739.9 million from $571.4 million reported for the same period of the prior year. This increase is primarily attributable to an increase in gaming, food and beverage, and hotel revenues due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002.

Adjusted EBITDA for the nine months ended June 30, 2002 increased by $10.3 million, or 5.6%, to $193.8 million from $183.6 million for the nine months ended June 30, 2001. Mohegan Sun achieved a 26.2% Adjusted EBITDA margin for the nine months ended June 30, 2002 compared to a 32.1% Adjusted EBITDA margin for the nine months ended June 30, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded Mohegan Sun facility. Additionally, the unfavorable variance due to the mitigated revenue growth can be attributed to the impact of the weakened economy. The Authority relies heavily on drive-in traffic, and the Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods has been limited until recently when the parking enhancements provided by the Thames Garage and the Indian Summer Garage were fully completed in April and June 2002, respectively. See "Overview-Additional Mohegan Sun Enhancements-Parking Garages" and "Liquidity, Capital Resources and Capital Spending-Capital Expenditures" for a discussion of parking enhancements.

The Connecticut slot market grew at a rate of 13.1% for the nine months ending June 30, 2002. The State of Connecticut reported a gross slot win of $1.1 billion and $973.5 million for the nine months ended June 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 24.3% in the nine months ended June 30, 2002 over the nine months ended June 30, 2001. Mohegan Sun gross slot revenues were $519.0 million and $417.7 million for the nine months ended June 30, 2002 and 2001, respectively. Gross slot win per unit per day was $306 and $478 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,204 in the nine months ended June 30, 2001 to approximately 6,206, in the nine months ended June 30, 2002. The increase in weighted average slot machines is primarily attributable to the opening of the Casino of the Sky, which added a total of approximately 2,500 slot machines to Mohegan Sun.

Gaming revenues for the nine months ended June 30, 2002 increased by $142.9 million, or 26.1%, to $690.5 million from $547.6 million for the nine months ended June 30, 2001. This increase is due to a 23.6% growth in net slot machine revenues and a 35.0% increase in table game revenues as a result of the opening of the Casino of the Sky.

Food and beverage revenues for the nine months ended June 30, 2002 increased by $16.8 million, or 48.7%, to $51.5 million from $34.6 million for the nine months ended June 30, 2001. This increase in food and beverage revenues is attributable to a 36.6% increase in meals served for the nine months ended June 30, 2002, as compared to the same period in the prior year and a higher average sale per check. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's, Rain and Tuscany.

Hotel revenues for the nine months ended June 30, 2002 were $6.8 million. The Mohegan Sun hotel opened in April 2002. Average daily room rates were $178 for the nine months ended June 30, 2002 with an occupancy rate of 69%. Revenue per available room was $119. There were no hotel revenues for the nine months ended June 30, 2001.

Retail, entertainment and other revenues for the nine months ended June 30, 2002 increased by $579,000, or 1.4%, to $43.2 million from $42.6 million for the nine months ended June 30, 2001. Entertainment revenue increased by $3.0 million primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. Additional increases are attributable to an increase in other revenue of $2.8 million primarily associated with the rental income earned from third party retail tenants in the Shops at Mohegan Sun. These increases are partially offset by a $5.3 million decrease in retail revenue due to a shift in patronage from Mohegan Sun operated outlets to the tenant outlets in the Shops at Mohegan Sun.

Promotional allowances for the nine months ended June 30, 2002 decreased by $1.4 million, or 2.6%, to $52.0 million from $53.4 million for the nine months ended June 30, 2001. The first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. Effective with the opening of the first phase of Project Sunburst on September 25, 2001, members of the Mohegan Sun Player's Club were eligible to redeem points at these tenant outlets. The decrease is attributable to the shift in patronage from Mohegan Sun retail outlets to the third party retail tenants in the Shops at Mohegan Sun, as expenses related to the Shops at Mohegan Sun are included in gaming expenses.

Total costs and expenses for the nine months ended June 30, 2002 increased by $195.6 million, or 47.3%, to $609.3 million from $413.7 million during the nine months ended June 30, 2001. This increase is primarily the result of supporting a $167.1 million increase in gross revenues.

Gaming costs and expenses for the nine months ended June 30, 2002 increased by $108.5 million, or 39.0%, to $386.5 million from $278.0 million for the nine months ended June 30, 2001. The increase is attributable to an approximately 90-unit increase in table games and the addition of approximately 2,500 slot machines associated with the opening of the first phase of Project Sunburst. Additionally, the first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. The point redemption by Mohegan Sun Players Club patrons in the third party retail tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun's gaming expenses for the nine months ended June 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 56.0% in the nine months ended June 30, 2002 compared to 50.8% in the same period of the prior year, an increase of 5.2 percentage points.

Food and beverage costs and expenses for the nine months ended June 30, 2002 increased by $11.6 million, or 62.7%, to $30.0 million from $18.5 million for the nine months ended June 30, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses due to the September 25, 2001 opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Rain, Fidelia's and Tuscany, and additional beverage service in the Casino of the Sky, the arena concessions, the Cabaret bar and Leffingwell's bar located at the base of Wombi Rock. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 2.8 million in the nine months ended June, 2001 to
3.8 million in the nine months ended June 30, 2002, a 36.6% increase. The cost of sales for food as calculated as a percentage of food revenue increased to 34.2% in the nine months ended June 30, 2002, from 35.1% in the nine months ended June 30, 2001.

Hotel costs and expenses for the nine months ended June 30, 2002 were $1.4 million due to the opening of the Mohegan Sun hotel in April 2002.

Retail, entertainment and other costs and expenses for the nine months ended June 30, 2002 increased by $6.7 million, or 50.1%, to $20.1 million from $13.4 million for the nine months ended June 30, 2001. This increase is primarily a result of the events that were held in the Mohegan Sun Arena in the nine months ended June 30, 2002. The first event held in the Mohegan Sun Arena on October 26, 2001 was a pre-season NBA basketball game with Michael Jordan and the Washington Wizards. Additional events included the National Women's Basketball League Championships, concerts with Tim McGraw, Gloria Estefan, Aerosmith, Bob Dylan, Janet Jackson, Anne Murray, Julio Iglesis, Toby Keith, Brooks and Dunn, ZZ Top, Alan Jackson, Cher and Marc Anthony, Summer Music Mania, ESPN Bowling, an exhibition tennis match with Martina Navritolova and Monica Seles, Showtime Boxing, Polkapalooza and an HBO boxing event with Arturo Gatti vs. Micky Ward. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett, Betty Buckley, Shirley Jones and Jack Jones, to comics, such as Phyllis Diller, Nell Carter and the Amazing Kreskin.

General and administrative costs and expenses for the nine months ended June 30, 2002 increased by $30.0 million, or 38.5%, to $108.0 million from the $78.0 million for the nine months ended June 30, 2001. This increase is primarily associated with costs to operate the expanded facility such as utilities, engineering, risk management and environmental services, and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

Pre-opening costs and expenses associated with the opening of the Mohegan Sun hotel were $7.8 million for the nine months ended June 30, 2002 compared to pre-opening expenses (relating to the opening of the first phase of Project Sunburst) of $7.0 million for the nine months ended June 30, 2001.

Depreciation and amortization for the nine months ended June 30, 2002 increased by $36.7 million, or 195.3%, to $55.4 million for the nine months ended June 30, 2002 from $18.8 million for the nine months ended June 30, 2001. This increase was a result of $1.0 billion of assets related to Project Sunburst, including $49.6 million of capitalized interest, placed in service between the opening of the first phase of Project Sunburst on September 25, 2001 and June 30, 2002.

Income from operations for the nine months ended June 30, 2002 decreased by $27.1 million, or 17.2%, to $130.6 million from $157.7 million for the nine months ended June 30, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and depreciation and amortization of the expanded facility. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown.

Accretion of the discount associated with the relinquishment liability reassessment for the nine months ended June 30, 2002 increased by $376,000, or 1.4%, to $27.3 million from $26.9 million for the same period in the prior year.

Interest and other income for the nine months ended June 30, 2002 decreased by $2.1 million, or 86.0%, to $335,000 from $2.4 million for the nine months ended June 30, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in the return on the invested assets. The weighted average invested cash was $25.8 million and $34.1 million for the nine months ended June 30, 2002 and 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

Interest expense for the nine months ended June 30, 2002 increased $49.9 million, or 381.9%, to $63.0 million from $13.1 million for the nine months ended June 30, 2001. This increase is mainly attributable to higher average debt outstanding and a decrease in capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the nine months ended June 30, 2002, compared to $610.5 million for the nine months ended June 30, 2001. Capitalized interest was $2.8 million for the nine months ended June 30, 2002 compared to $26.2 million for the same period in the prior year. The weighted average interest rate for the nine months ended June 30, 2002 was 7.39%, compared to 8.03% for the nine months ended June 30, 2001.

Loss from discontinued operations associated with the conversion of the bingo hall into the smoke-free Hall of the Lost Tribes slot machine venue totaled $591,000 for the nine months ended June 30, 2001. There was no loss from discontinued operations for the nine months ended June 30, 2002.

Net income for the nine months ended June 30, 2002 decreased by $76.8 million, or 65.4%, to $40.6 million from $117.4 million for the same period in the prior year. The decrease is primarily attributable to increases in interest expense and depreciation and amortization. Interest expense increased by $49.9 million during the nine months ended June 30, 2002, contributing to the reduction in net income. The increase in interest expense is primarily attributable to a decrease in capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002 and higher average debt outstanding. The weighted average outstanding debt was $1.1 billion for the nine months ended June 30, 2002, compared to $610.5 million for the nine months ended June 30, 2001. Depreciation and amortization increased by $36.7 million for the nine months ended June 30, 2002, due to the placing in service of assets related to the first phase of Project Sunburst.

Liquidity, Capital Resources and Capital Spending

As of June 30, 2002, the Authority held cash and cash equivalents of $57.3 million, a decrease of $17.0 million from $74.3 million as of September 30, 2001. This decrease is mainly attributable to the decrease in investments held at June 30, 2002 due to liquidation of the investments for construction payments. Cash provided by operating activities for the nine months ended June 30, 2002 decreased by $22.9 million, or 16.7%, to $114.3 million from $137.1 million for the nine months ended June 30, 2001. This decrease in cash provided from operating activities is attributable to a decrease in net income.

Operating activities are the principal source of the Authority's cash flows. The principal application of these funds was capital expenditures incurred in connection with the construction and development of Project Sunburst and other real property improvements. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of cash generated by its activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to the following:

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

External Source of Liquidity

Bank Credit Facility. One of the Authority's main external sources of liquidity is the $400.0 million reducing, revolving, collateralized Bank Credit Facility. At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). One-month LIBOR as of June 30, 2002 was 1.84% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of a quarter or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than a quarter is due and payable on the date which is a quarter after the date such LIBOR loan was made, every quarter thereafter and, in any event, on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of June 30, 2002, the Authority had no base rate loans.

Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on September 30, 2002, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction.

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the "2002 Senior Subordinated Notes"), net proceeds of which were used to pay down a portion of the outstanding balance under the Bank Credit Facility.

During the nine months ended June 30, 2002, the Authority reduced the balance of the Bank Credit Facility by $243.0 million and borrowed $205.0 million. The outstanding balance under the Bank Credit Facility as of June 30, 2002 was $220.0 million. The Bank Credit Facility contains various provisions that require the Authority to maintain specified financial ratios. If the Authority's revenue declines due to economic or competitive factors, it is possible that these financial ratios may be violated. If this were to happen, the Authority would not be able to borrow additional funds under the Bank Credit Facility and it may even result in an event of default, which could accelerate the payment of any outstanding balance. In addition, while the Authority has entered into some hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility, the majority of the outstanding balance is subject to interest rate fluctuations. As the economy rebounds, it is possible that the interest rate will start to increase, which would mean that the Authority's interest cost may increase significantly. A substantial increase in interest expense could have a negative effect on the Authority's liquidity. For a further discussion on hedging transactions that mitigate against this exposure, see "Quantitative and Qualitative Disclosure of Market Risk" and Note 3 to the Authority's unaudited financial statements as of June 30, 2002.

Recent Amendments to the Bank Credit Facility. On June 21, 2002, the Authority received the requisite consent of its lenders to Amendment No. 4 to its Bank Credit Facility. The amendment revised the total leverage ratio permitted as of June 30, 2002 to 5.25 to 1.00 from 5.00 to 1.00 and increased the construction budget from $960.0 million to $1.0 billion.

The Authority also received the requisite consent of its lenders to Amendment No. 5 to the Bank Credit Facility (the "Amendment") on August 14, 2002. The Amendment (i) expanded the definition of "approved swap agreements" and increased the amount of approved swap agreements and other swap agreements that may be used to secure other indebtedness of the Authority from the notional amount of $200 million to the notional amount of $300 million and (ii) waived, for a period of 90 days from the date of the Amendment, (a) the delivery of audited statements for the fiscal year ended September 30, 2001 and reviewed financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002, (b) the
requirement to file amended Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and an amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001, (c) any defaults which may have arisen by reason of any of the inaccuracies in the financial statements which are described above and (d) any resulting technical non-compliance with a requirement of law.

Exchange Offer. On June 28, 2002, the Authority successfully consummated its offer to exchange all outstanding 2002 Senior Subordinated Notes that it had issued on February 20, 2002 for $250.0 million of its fully registered 8% Senior Subordinated Notes due 2012. The terms of such fully registered exchange notes are identical to the terms of the 2002 Senior Subordinated Notes. The Authority did not receive any additional proceeds from this exchange offer.

Capital Expenditures

Capital Expenditures Incurred to Date. Capital expenditures totaled $268.3 million, including capitalized interest, for the nine months ended June 30, 2002, versus $412.1 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

     . Cumulative Project Sunburst construction expenses totaled $1.0 billion, including $53.8 million in capitalized interest and net of $5.0 million expensed or recorded as inventory, through June 30, 2002. During the nine months ending June 30, 2002 expenditures totaled $162.2 million, including $2.8 million in capitalized interest and net of $3.7 million expensed or recorded as inventory, versus $377.3 million, including $26.2 million in capitalized interest, expended during the nine months ended June 30, 2001. The Mohegan Sun hotel and convention center opened in April 2002 and the hotel was substantially completed in June 2002. Mohegan After Dark, a 19,000 square foot nightclub, will open in three phases with phase one, Lucky's Lounge, anticipated to open in August 2002.

     . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $22.0 million and $14.8 million for the nine months ended June 30, 2002 and June 30, 2001, respectively.

     . Capital expenditures on the Authority's electrical and water systems infrastructure improvements totaled $5.4 million and $6.7 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. Cumulative infrastructure improvements totaled $34.9 million as of June 30, 2002. The total estimated cost of the infrastructure improvements is $35.0 million. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

     . Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $56.0 million for the nine months ended June 30, 2002. The Authority did not incur any capital expenditures for the Indian Summer Garage for the nine months ended June 30, 2001. Cumulative expenditures totaled $60.5 million as of June 30, 2002. The Indian Summer Garage opened in June 2002.

     . Capital expenditures for the $25.0 million, 1,700-space Thames Garage have totaled $22.7 million to date, all of which has been spent during the nine months ended June 30, 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the nine months ending June 30, 2001. The Thames Garage opened in April 2002.

     . Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke-free slot machine venue which opened on April 18, 2001, were $523,000 for the nine months ended June 30, 2002. Expenditures for the construction of the Hall of the Lost Tribes for the nine months ended June 30, 2001 totaled $12.1 million. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of June 30, 2002. Construction is now complete.

     . Capital expenditures for the construction of the employee day care facility were $554,000 during the nine months ended June 30, 2002 and cumulative expenditures on the employee day care facility reached $1.1 million as of June 30, 2002. The Authority did not incur any construction expenses in conjunction with the employee day care facility for the nine months ended June 30, 2001. The Authority's expenditure of $1.1 million has been fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project and operate it when opened.

     . The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the employee parking center in March 1999. The employee parking center includes 2,550 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. A portion of the employee parking center opened in June 2000 with the remainder opening in January 2001. The total cost of the Employee Parking Center was $25.0 million. The Authority did not incur any capital expenditures for the employee parking center for the nine months ended June 30, 2002 as construction of the facility is complete. Capital expenditures associated with the Employee Parking Garage were $1.2 million for the nine months ended June 30, 2001.

In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of June 30, 2002, construction retainage totaled $10.3 million, which has been included in construction payables in the Authority's financial statements.

Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects capital expenditures to total approximately $39.0 million and to be allocated as follows:

     .    $3.0 million on maintenance capital expenditures.

     .    $29.2 million on Project Sunburst construction.
     .    $4.5 million on the Indian Summer parking garage.
     .    $2.3 million on the Thames Garage.

Project Sunburst

The Tribe received a notification from TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates funding the cost overrun from the Bank Credit Facility. As of June 30, 2002, the Authority has spent $970.8 million, excluding capitalized interest, on Project Sunburst. The remaining $29.2 million is anticipated to be spent during the remainder of fiscal year 2002.

As of June 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $53.8 million. Capitalized interest totaled $660,000 and $10.8 million for the quarter ended June 30, 2002 and 2001, respectively. Capitalized interest totaled $2.8 million and $26.2 million for the nine months ended June 30, 2002 and 2001, respectively.

Sources of funding for capital expenditures. The Authority will rely primarily on cash generated from its operations and amounts available to be drawn under the Bank Credit Facility to finance these capital expenditures. However, the Authority's ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations and its ability to draw down on the Bank Credit Facility.

Relinquishment Agreement

Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. We refer to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $588.6 million as of June 30, 2002. The Authority annually reviews revenue forecasts and revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions and future competition from potential Native American casinos. See Note 6 to the Authority's financial statements. The relinquishment liability is reassessed quarterly, and additionally when necessary to account for material increases or decreases in projected revenues and the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $30.7 million in Senior Relinquishment Payments during the nine months ended June 30, 2002. Of the $30.7 million in relinquishment payments for the nine months ended June 30, 2002, $8.1 million represents principal amounts and the remaining $22.6 million is payment for the accretion of interest. As of June 30, 2002, relinquishment payments earned but unpaid were $20.4 million. During the nine months ended June 30, 2001, the Authority paid $26.1 million in Senior Relinquishment Payments consisting of $6.9 million in principal amounts and $19.2 million for the accretion of interest.

Distributions to the Tribe

During the three and nine months ending June 30, 2002, the Authority distributed $11.2 million and $27.9 million, respectively, to the Tribe. The Authority distributed $20.0 million and $40.0 million, respectively, to the Tribe for the three and nine months ended June 30, 2001.

Debt Service Costs

For the nine months ended June 30, 2002 and June 30, 2001 the Authority incurred the following debt service costs:



                                                                           For the
                                                                          Nine Months
                                                                            Ended
                                                                         June 30, 2001
                                                      For the           (unaudited and
                                                     Nine Months         restated-See
                                                        Ended              Note 7 to
                                                    June 30, 2002      the accompanying
         (in thousands)                              (unaudited)     financial statements)
                                                   ---------------   ---------------------
         Bank Credit Facility                      $        12,336       $       3,882
         $200M 8.125% Senior Notes                          12,187              12,187
         $300M 8.75% Senior Subordinated Notes              19,688              19,688
         $150M 8.375% Senior Subordinated Notes              9,422                 -
         $250M 8% Senior Subordinated Notes                  7,167                 -
         Financing Fees                                      5,039               3,257
         Capital Leases                                          9                 236
         Capitalized Interest                               (2,834)            (26,174)
                                                   ---------------       -------------
              Total Interest Expense               $        63,014       $      13,076
                                                   ===============       =============

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

The fact that the financial statements contained herein have not been reviewed by an independent accountant may constitute a violation of certain covenants under the indentures. A covenant violation of this nature could constitute a default under the indentures if 25% of the bondholders requested the Trustee to send a notice and 60 days passed without cure. The Authority believes that if such notice were given, it could cure any such violation within such period.

Contractual Obligations and Commitments

The Authority's future payment obligations related to its material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates as more fully described in the footnotes and the actual amounts may be different.

Contractual Obligations           Fiscal
(in thousands)                     Year      2-3 years    4-5 years   After 5 years
                                 2002 (1)
-----------------------------------------------------------------------------------
Long-term debt (2)               $  22,000   $236,000     $200,000       $700,000
Construction obligations (3)       187,400       -            -              -
Development obligations (4)          4,718       -            -              -
                                 --------------------------------------------------
Total                            $ 214,118   $236,000     $200,000       $700,000
                                 ==================================================

(1) Amounts due within one year represent payment obligations from October 1, 2001 to September 30, 2002.
(2) Long-term debt includes scheduled amortization and scheduled maturities for notes payable and credit facilities, but excludes interest payments.
(3) Construction obligations represent the remainder of expenditures the Authority must pay to Perini Building Company, Inc. for Project Sunburst. See Note 5 to the Authority's financial statements. The Authority does not believe that it will have any construction obligations after September 30, 2002, and this table has been prepared based on that assumption.

(4) Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See Note 6 to the Authority's financial statements. The Authority does not believe that it will have any development fee obligations after September 30, 2002, and this table has been prepared based on that assumption.

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

Contractual Commitments                      Fiscal Year
(in thousands)                                2002 (1)      2-3 years    4-5 years     5-10 years
-------------------------------------------------------------------------------------------------
Slot winning payment commitments (2)         $180,381       $392,963     $425,029      $1,184,902
Relinquishment commitments (3)                 55,935        128,675      139,162         578,699
Priority distributions (4)                     14,882         31,282       33,420          93,889
                                           ------------------------------------------------------
Total                                        $251,198       $552,920     $597,611      $1,857,490
                                           ======================================================

(1) Amounts due within one year represent payment commitments from October 1, 2001 to September 30, 2002.
(2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2001, 2000 and 1999, the Slot Win Contribution totaled $144.6 million, $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates.
(3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in Note 6 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement.
(4) Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2001, the Authority paid $14.0 million in priority distributions to the Tribe. In addition, for the nine months ended June 30, 2002, the Authority paid $11.4 million in priority distributions to the Tribe. The amounts included in the table are estimates and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.361%.

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

The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. At June 30, 2002, the carrying amount of the relinquishment liability was $588.6 million as compared to $592.0 million at September 30, 2001. The decrease is due to $30.7 million in relinquishment payments, partially offset by $27.3 million in accretion of relinquishment liability discount. Of the $30.7 million in relinquishment payments for the nine months ended June 30, 2002, $8.1 million represents principal amounts and the remaining $22.6 million is payment for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of June 30, 2002, relinquishment payments earned but unpaid were $20.4 million. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect or undermine such estimates and judgments may cause the actual liability to differ significantly from the estimate.

The Authority recognizes revenue upon occupancy of hotel rooms, as net wins and losses occur in the casino and upon delivery of food, beverage and other services. Cancellation fees for hotel and food and beverage services are recognized as revenue when collection is probable and upon cancellation by the customer as defined by a written contract entered into with the customer. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for operating expenses related to the Shops at Mohegan Sun are recognized as offsetting expenses in the period billed, which approximates the period in which the applicable costs are incurred.

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

The Authority's trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The Authority applied the initial fair value test and determined that no impairment existed at March 31, 2002.

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

New Accounting Pronouncements

In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers". In April 2002, the Authority adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Authority offers cash inducements in certain circumstances and has reflected $227,000 for the nine months ended June 30, 2002 as an offset to gaming revenues for these incentives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet adopted, and has not yet quantified the impact of implementing SFAS 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

The Authority adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the quarter and nine months ended June 30, 2001, the Authority recorded $859,000 and $2.6 million, respectively, related to the amortization of the trademark. The Authority applied the initial fair value test and determined that no impairment existed at March 31, 2002. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows:

                                                      For the                            For the
                                                      Quarter                          Nine Months
                                                       Ended                             Ended
                                                      June 30,                          June 30,
                                                        2001                              2001
                                                   (unaudited and                    (unaudited and
                                       For the       restated -         For the        restated -
                                       Quarter      See Note 7        Nine Months      See Note 7
                                        Ended         to the             Ended           to the
                                       June 30,     accompanying      June 30,       accompanying
                                         2002        financial           2002          financial
                                      (unaudited)    statements)    (unaudited)        statements)
                                     -------------- -------------- ---------------- ----------------
Net income                             $  17,963      $ 43,907        $ 40,592         $  117,392
Trademark amortization                      -              859            -                 2,577
                                     -------------- -------------- ---------------- ----------------
As adjusted net income                 $  17,963      $ 44,766        $ 40,592         $  119,969
                                     ============== ============== ================ ================

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002" ("SFAS 145"). The key provision of SFAS 145 which will affect the Authority rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Authority will adopt SFAS 145 beginning October 1, 2002. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail to meet the criteria, prior period gains and losses must be reclassified. The Authority has not yet quantified the impact of implementing SFAS 145.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a significant impact on results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Authority is exposed to inherent market risk on the following:

At the Authority's option, Bank Credit Facility interest accrues on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of June 30, 2002, the Authority had drawn $220.0 million from the Bank Credit Facility. The Authority expects to continue to draw down on the Bank Credit Facility in fiscal year 2002 in connection with Project Sunburst and other capital expenditures.

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

The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly and were deemed to be effective at June 30, 2002.

Derivative instruments held by the Authority at June 30, 2002 are as follows:

---------------------------------------------------------------------------------------------------------------------
                                          Effective      Maturity       Notional          Cost           Market
                                            Date           Date
---------------------------------------------------------------------------------------------------------------------
Interest Rate Cap
    Strike Rate - 8%                     October 1,     October 1,     $ 63,715,200        $410,000    $        200
                                            2000           2003
---------------------------------------------------------------------------------------------------------------------

Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%              January 2,      March 1,        73,374,200         295,000      (2,283,753)
                                            2001           2004
---------------------------------------------------------------------------------------------------------------------

Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable                    January 2,      March 1,        36,687,100         221,000      (1,241,450)
                                            2001           2004
---------------------------------------------------------------------------------------------------------------------
              Total                                                    $173,776,500        $926,000     ($3,525,003)
---------------------------------------------------------------------------------------------------------------------

All derivative instruments are based upon one-month LIBOR, which was 1.84% on June 30, 2002.

For the quarters ended June 30, 2002 and 2001, the Authority recognized a net gain of $23,000 and a net loss of $810,000, respectively, relating to the change in time value of its derivative instruments, as reflected in the statements of income. The Authority recognized a net gain of $18,000 and a net loss of $2.1 million for the nine months ended June 30, 2002 and 2001, respectively. The (non-cash) increase in the fair value of the derivative instruments for the three and nine months ended June 30, 2002 was $172,000 and $1.6 million, respectively. For the three and nine months ended June 30, 2001, the (non-cash) decrease was $90,000 and $3.7 million, respectively. The fair value of the Authority's derivative instruments is included in other liabilities in the accompanying balance sheets.

                          PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         The Exhibit Index filed herewith is incorporated herein by reference.

    (b)  Reports on Form 8-K

         On April 5, 2002, the Authority filed a Current Report on Form 8-K regarding its decision to dismiss its independent auditors, Arthur Andersen LLP, and to engage the services of PricewaterhouseCoopers LLP as its new independent auditors.

         On June 24, 2002, the Authority filed a Current Report on Form 8-K regarding Amendment No. 4 to its Bank Credit Facility. The amendment revised the total leverage ratio permitted as of June 30, 2002 to 5.25 to 1.00 from 5.00 to 1.00 and increased the Project Sunburst construction budget from $960.0 million to $1.0 billion.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOHEGAN TRIBAL GAMING AUTHORITY

Date:     August 19, 2002              By: /s/ Mark F. Brown
     --------------------                 --------------------------------------
                                       Mark F. Brown
                                       Chairman, Management Board

Date:     August 19, 2002              By: /s/ William J. Velardo
     --------------------                 --------------------------------------
                                       William J. Velardo
                                       President and General Manager

Date:     August 19, 2002              By: /s/ Jeffrey E. Hartmann
     --------------------                 --------------------------------------
                                       Jeffrey E. Hartmann, Executive Vice
                                       President Finance/Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                 Exhibit Index

Exhibit
  No.        Exhibit Description
-------      -------------------

  3.1     Constitution of the Mohegan Tribe of Indians of Connecticut (filed as
          Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-80655, filed with the SEC on December 21, 1995 (the "1996 Form S-1"), and incorporated by reference herein).

  3.2 Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the 1996 Form S-1 and incorporated by reference herein).

  4.1 Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to Form 10-K for the Authority's fiscal year ended September 30, 1998, File No. 33-80653, and incorporated by reference herein).

  4.2 Indenture dated March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to Registration Statement on Form S-4, File No. 333-76753, filed with the SEC on April 21, 1999 (the "1999 Form S-4"), and incorporated by reference herein).

  4.3 Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4 and incorporated by reference herein).

  4.4 Senior Registration Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4 and incorporated by reference herein).

  4.5 Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

  4.6 Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as
          Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

  4.7 Senior Subordinated Registration Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4 and incorporated by reference herein).

  4.8 Indenture dated as of July 26, 2001 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the "2001 Form S-4") and incorporated by reference herein).

  4.9 Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as
          Exhibit 4.9 to the 2001 Form S-4 and incorporated by reference herein).

  4.10 Registration Rights Agreement dated July 26, 2001 among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4 and incorporated by reference herein).

  4.11 Indenture dated as of February 20, 2002 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to Registration Statement on Form S-4, File No. 333-84984, filed with the SEC on March 27, 2002 (the "2002 Form S-4") and incorporated by reference herein.

  4.12 Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit
          4.12 to the 2002 Form S-4 and incorporated by reference herein).

  4.13 Registration Rights Agreement dated February 20, 2002 among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC, and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4 and incorporated by reference herein).

  10.1 Amendment No. 4 to Loan Agreement entered into as of June 21, 2002 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed on June 24, 2002, and incorporated by reference herein).