Form 10-Q/A
period 2000-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

        Registrant's telephone number, including area code (860) 862-8000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes   X    No
                                              -----     -----

        Indicate by checkmark whether the registrant is an accelerated files (as
defined in Rule 12b-2 of the Exchange Act): Yes        No   X
                                                -----     -----

                                EXPLANATORY NOTE

The Mohegan Tribal Gaming Authority (the "Authority") has restated its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 and for the fiscal year ended September 30, 2001.

As more fully described in Note 9, this Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for quarter ended December 31, 2000 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d-14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the first amended report on Form 10-Q/A is amended by this amendment. The information contained herein is as of December 31, 2000 and does not reflect subsequent events except any that may have existed as of the date of filing of the first amended Form 10-Q/A relating to such quarterly period and which were disclosed therein. For information regarding additional subsequent events, please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A and Annual Reports on Forms 10-K and 10-K/A filed with respect to periods after December 31, 2000.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                          Page
                                                                                                      Number
                                                                                                      ------
Item 1. Financial Statements.

     Report of Independent Accountants by PricewaterhouseCoopers LLP.                                   1

     Report of Independent Accountants by Arthur Andersen LLP.                                          2

     Balance Sheets of Mohegan Tribal Gaming Authority as of December 31, 2000                          3
     (unaudited) and September 30, 2000.

     Statements of Income of Mohegan Tribal Gaming Authority for the Quarters                           4
     Ended December 31, 2000 and 1999 (unaudited).

     Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the                        5
     Quarters Ended December 31, 2000 and 1999 (unaudited).

     Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Quarters                       6
     Ended December 31, 2000 and 1999 (unaudited).

     Notes to Financial Statements of Mohegan Tribal Gaming Authority.                                 7-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of                    21-32
Operations.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.                                         32

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                                                               34
Signatures. Mohegan Tribal Gaming Authority.                                                            35
Certifications.                                                                                       36-37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of December 31, 2000 and the related statements of income, of changes in capital and of cash flows for the quarter ended December 31, 2000. These financial statements are the responsibility of the Authority's management. The Authority's financial statements for the quarter ended December 31, 1999 were reviewed by other independent accountants who have ceased operations. Those independent accountants indicated that they were not aware of any material modifications that should be made to those financial statements for them to be in conformity with accounting principles generally accepted in the United States in their report dated February 2, 2001.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of December 31, 2000 and for the quarter then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the financial statements, the Authority has restated its financial statements as of December 31, 2000 and for the quarter then ended, previously reviewed by other independent accountants who have ceased operations.


/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, CT
November 11, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN) AND HAS NOT BEEN REISSUED BY ANDERSEN.

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of December 31, 2000*, and the related statements of income, capital and cash flows for the three month periods ended December 31, 2000* and 1999. These financial statements are the responsibility of the Authority's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

ARTHUR ANDERSEN LLP /S/

Hartford, Connecticut
February 2, 2001


* Subsequent to the date of this report, the Authority's balance sheet as of December 31, 2000 and the related statements of income, of capital and of cash flows for the quarter ended December 31, 2000 were reviewed by other independent accountants whose report appears on page 1.

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                December 31,
                                                                  2000                September 30,
                                                                (unaudited)               2000
                                                               -------------          -------------
                                                           (restated - see note 9)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents                                       $    68,544           $  115,731
 Receivables, net                                                      7,128                5,490
 Due from Tribe                                                        6,283                1,648
 Inventories                                                           7,057                7,577
 Other current assets                                                  4,556                5,325
                                                                 -----------           ----------
   Total current assets                                               93,568              135,771

Non-current assets:
 Property and equipment, net                                         348,277              338,243
 Construction in process                                             391,364              264,999
 Trademark, net                                                      122,269              123,128
 Other assets, net                                                    22,073               23,238
                                                                 -----------           ----------
   Total assets                                                  $   977,551           $  885,379
                                                                 ===========           ==========

                LIABILITIES AND CAPITAL
                -----------------------

Current liabilities:
 Current portion of capital lease obligations                    $     2,671           $    4,055
 Current portion of relinquishment liability                          61,693               56,646
 Accounts payable and accrued expenses                                44,536               45,811
 Construction payables                                                72,398               11,790
 Accrued interest payable                                             21,250               10,625
                                                                 -----------           ----------
   Total current liabilities                                         202,548              128,927

Non-current liabilities:
 Long-term debt                                                      500,000              500,000
 Relinquishment liability, net of current portion                    614,688              616,234
 Capital lease obligations, net of current portion                     1,650                2,336
 Other long-term liabilities                                           1,216                    -
                                                                 -----------           ----------
   Total liabilities                                               1,320,102            1,247,497
                                                                 -----------           ----------
Commitments and contingencies (Note 7)

Capital:
     Retained deficit                                               (341,906)            (362,118)
     Accumulated other comprehensive loss                               (645)                   -
                                                                 -----------           ----------
       Total capital                                                (342,551)            (362,118)
                                                                 -----------           ----------
       Total liabilities and capital                             $   977,551           $  885,379
                                                                 ===========           ==========

        The accompanying notes to the financial statements should be read in conjunction with the financial statements.

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                                   For the Quarter              For the Quarter
                                                               Ended December 31, 2000      Ended December 31, 1999
                                                                      (unaudited)                  (unaudited)
                                                               -----------------------      -----------------------
                                                               (restated - see note 9)
Revenues:
  Gaming                                                            $   174,958                    $   164,925
  Food and beverage                                                      10,724                         11,317
  Retail, entertainment and other                                        16,595                         15,452
                                                                    ------------                   -----------
     Gross revenues                                                     202,277                        191,694

   Less - Promotional allowances                                        (19,187)                       (18,383)
                                                                    ------------                   ------------

Net revenues                                                            183,090                        173,311
                                                                    ------------                   -----------

Operating costs and expenses:
  Gaming                                                                 78,389                         73,209
  Food and beverage                                                       6,078                          6,008
  Retail, entertainment and other                                         7,903                          5,639
  Marketing, general and administrative                                  39,437                         34,417
  Pre-opening costs and expenses                                          1,389                            907
  Management fees                                                             -                         13,634
  Depreciation and amortization                                           5,642                          7,526
                                                                    ------------                   -----------
     Total operating costs and expenses                                 138,838                        141,340
                                                                    ------------                   -----------

Income from operations                                                   44,252                         31,971
                                                                    ------------                   -----------

Other income (expense):
  Accretion of relinquishment liability discount (Note 8)                (8,958)                        (5,763)
  Interest income                                                         1,163                          3,244
  Other income, net                                                           1                              1
  Interest expense, net of capitalized interest (Note 7)                 (6,054)                       (14,028)
                                                                    ------------                   ------------
     Total other income (expense)                                       (13,848)                       (16,546)
                                                                    ------------                   ------------

Income from continuing operations                                        30,404                         15,425

  Loss from discontinued operations                                        (192)                          (266)
                                                                    ------------                   ------------

Net income                                                          $    30,212                     $   15,159
                                                                    ============                   ===========

          The accompanying notes to financial statements should be read in conjunction with the financial statements.

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                    For the Quarter                    For the Quarter
                                                Ended December 31, 2000            Ended December 31, 1999
                                                     (unaudited)                         (unaudited)
                                                -----------------------           ---------------------------
                                                (restated - see note 9)

                                                               Comprehensive                       Comprehensive
                                                Capital           Income          Capital             Income
                                             -----------       -------------    ------------       -------------
Retained deficit at October 1                $  (362,118)                       $  (458,052)

Net income                                        30,212       $   30,212            15,159        $   15,159
                                                               ----------                          ----------

Distributions to Tribe                           (10,000)                           (10,247)
                                             -----------                        -----------

Retained deficit at December 31                 (341,906)                          (453,140)
                                             -----------                        -----------

Accumulated other comprehensive loss
 at October 1                                          -                                  -


Unrealized loss on derivative instruments              -             (645)                -                 -
                                             -----------       ----------       -----------        ----------

Other comprehensive loss                            (645)            (645)                -                 -
                                             -----------       ----------       -----------        ----------

Comprehensive income                                           $   29,567                          $   15,159
                                                               ==========                          ==========

Accumulated other comprehensive loss at
 December 31                                        (645)                                 -
                                             -----------                        -----------

Total capital ending balance at December 31  $  (342,551)                       $  (453,140)
                                             ===========                        ===========

          The accompanying notes to financial statements should be read in conjunction with the financial statements.

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                    For the Quarter              For the Quarter
                                                               Ended December 31, 2000      Ended December 31, 1999
                                                                     (unaudited)                  (unaudited)
                                                               -----------------------      -----------------------
                                                               (restated - see note 9)
Cash flows provided by (used in) operating activities:

Net income                                                         $      30,212                $    15,159

Adjustments to reconcile net income to
   net cash flow provided by operating activities:
  Depreciation and amortization                                            5,642                      7,526
  Loss on disposition of assets                                                -                        138
  Provision for losses on receivables                                        117                        167
  Accretion of relinquishment liability discount                           8,958                      5,763
  Cash paid for accretion of relinquishment liability                     (2,881)                         -
   discount
  Change in fair value of derivative instruments                           1,497                          -
  Amortization of debt issuance costs                                        980                          -
Changes in operating assets and liabilities:
  Increase in receivables and other assets                                (4,485)                    (1,078)
  Increase (decrease) in accounts payable and accrued expenses             9,350                    (11,406)
                                                                   -------------                -----------

  Net cash flows provided by operating activities                         49,390                     16,269
                                                                   -------------                -----------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment                                       (14,805)                    (4,123)
Increase in construction in process, net of change in
   construction payables of $60,608 and $0, respectively                 (65,757)                   (49,538)
                                                                   -------------                -----------

  Net cash flows used in investing activities                            (80,562)                   (53,661)
                                                                   -------------                -----------

Cash flows provided by (used in) financial activities:

Distributions to Tribe                                                   (10,000)                   (10,247)
Principal portion of relinquishment liability payments                    (2,576)                         -
Payment on capital lease obligations                                      (2,071)                    (3,032)
Capitalized financing fees                                                (1,368)                         -
Defeasance trust asset                                                         -                    135,507
Defeasance liability                                                           -                   (140,344)
                                                                   -------------                -----------

  Net cash flows used in financing activities                            (16,015)                   (18,116)
                                                                   -------------                -----------

  Net decrease in cash and cash equivalents                              (47,187)                   (55,508)

Cash and cash equivalents at beginning of period                         115,731                    276,598
                                                                   -------------                -----------

Cash and cash equivalents at end of period                         $      68,544                $   221,090
                                                                   =============                ===========

          The accompanying notes to financial statements should be read in conjunction with the financial statements.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

        The Mohegan Tribe of Indians of Connecticut (the "Tribe") established the Mohegan Tribal Gaming Authority (the "Authority") in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino ("Mohegan Sun"). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The President and Chief Executive Officer and other senior officers of Mohegan Sun are hired by the Management Board and are employees of the Authority.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Authority's annual report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission (the "SEC").

Reclassifications

        Certain amounts in the fiscal year 2000 financial statements have been reclassified to conform to the fiscal year 2001 presentation.

New Accounting Pronouncements

        On October 1, 2000 the Authority adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. See Note 4.

NOTE 3 - DISCONTINUED OPERATIONS:

        On November 29, 2000, the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues,

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

costs and expenses of bingo operations have been excluded from the captions in the Statements of Income and have been reported as "Loss from discontinued operations."

NOTE 4 - FINANCING FACILITIES:

         Financing facilities, as described below, consisted of the following (in thousands):


                                                   December 31,      September 30,
                                                       2000              2000
                                                 ----------------  ----------------

          $200M 8 1/8% Senior Notes                $  200,000          $  200,000
          $300M 8 3/4% Senior Subordinated Notes      300,000             300,000
                                                   ----------          ----------
                                                   $  500,000          $  500,000
                                                   ==========          ==========

Bank Credit Facility

         On March 3, 1999, the Authority entered into a $425.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Bank Credit Facility agreement provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. In November 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Authority plans to draw on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority's cash operating accounts. As of December 31, 2000, there were no borrowings outstanding on the Bank Credit Facility.

         At the Authority's option, each advance of loan proceeds will accrue interest on the basis of a base rate or a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio, as defined in the Bank Credit Facility). Interest on each LIBOR loan that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan shall be due and payable quarterly in arrears.

         Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter, by 10% of the commitment in effect immediately prior to the first such reduction.

Recent Amendment to the Bank Credit Facility

         Effective November 30, 2000, the Authority amended certain financial covenants and capital spending limitations of the Bank Credit Facility agreement.

Financial Covenant Requirements

         The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio and certain debt leverage ratios. As of December 31, 2000, the Authority was in compliance with all financial covenant requirements.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Derivative Instruments

         The Authority uses derivative instruments, including an interest rate cap, collar and swap in its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority analyzes interest rate risk using various models that forecast cash flows of the liabilities and their supporting assets, including derivative instruments. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

         The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS 133, designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at December 31, 2000. The interest rate collar listed below was deemed to be ineffective at December 31, 2000.

         Derivative instruments held by the Authority at December 31, 2000 are as follows:


                                                                              Estimated
                                             Notional                           Fair
                                               Value          Cost              Value
                                             ----------      --------      -----------
         Interest Rate Cap
            Strike Rate - 8%                 $2,647,400      $410,000     $     10,000

         Interest Rate Collar
             Ceiling Strike Rate - 8%
             Floor Strike Rate - 6%             451,267       295,000         (777,632)

         Interest Rate Swap
             Pay fixed - 6.35%
             Receive Variable                   225,633       221,000         (448,124)
                                             ----------      --------      -----------
            Total                            $3,324,300      $926,000      ($1,215,756)
                                             ==========      ========      ===========


         All derivative instruments are based on one-month LIBOR. One-month LIBOR was 6.56% on December 31, 2000.

         In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As result of the modifications, the interest rate collar was deemed to be a net written option that does not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified into earnings as interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at December 31, 2000.

         The aggregate fair market value change in all derivative instruments was $2.1 million for the quarter ended December 31, 2000. In accordance with SFAS 133, the Authority recorded $645,000 related to the unrealized loss on the derivative instruments as a component of capital in the accompanying balance sheets and recorded $1.5 million as interest expense in the accompanying for the statements of income for the quarter ended December 31, 2000. The Authority held no derivative instruments during the quarter ended December 31, 1999. As of December 31, 2000, the fair market value of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets. As of September 30, 2000, premiums paid for derivative instruments were capitalized and are reflected in other assets in the accompanying balance sheets.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Senior Notes

        On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125 % per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 8) that are then due and owing and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing and the $300 million 8.75% Senior Subordinated Notes ("Senior Subordinated Notes"). As of December 31, 2000, accrued interest on the Senior Notes was $8.1 million.

Senior Subordinated Notes

        On March 3, 1999, the Authority issued $300 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July
1. The Senior Subordinated Notes mature on January 1, 2009. The Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 8) that are then due and owing. The Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of December 31, 2000, accrued interest on the Senior Subordinated Notes was $13.1 million.

Letters of Credit

        The Authority has available a $250,000 uncollateralized letter of credit with Fleet National Bank that expires on August 31, 2001 and a $1.0 million letter of credit agreement with Bank of America that expires in April 2001. The Authority maintains these letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority also had a $250,000 letter of credit with Peoples Bank that expired on January 11, 2001. As of December 31, 2000, no amounts were drawn on the letters of credit.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Subordinated Notes/Defeasance Trust

        The Authority had $90.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of subordinated notes ("Subordinated Notes"). Interest on the Subordinated Notes ranged from prime plus 1.0% to 15.0%. Interest on the Subordinated Notes was payable semi-annually, provided that all such interest was deferred and not paid until at least half of the then existing secured notes ("Existing Notes") were offered to be repurchased or retired, pursuant to the terms of the Existing Notes, and certain other conditions. In March 1999, the Authority redeemed the Existing Notes.

         The Authority agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100.0% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority exercised its rights under the original purchase agreement for the Subordinated Notes to affect a defeasance of the Subordinated Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The Subordinated Notes of $140.3 million, representing the outstanding principal balance of $90.0 million and accrued interest of $50.3 million were tendered on December 30, 1999 two days prior to the redemption date for year 2000 contingency purposes. The Authority had reduced accrued interest by $500,000 to account for the gain on the extinguishment of debt related to the tender of the Subordinated Notes. The amounts reflected in the accompanying Statements of Cash Flows reflect the sale of the assets in the defeasance trust and the payment of the defeasance liability on December 30, 1999.

NOTE 5 - LEASES:

     At December 31, 2000, the Authority was obligated under capital leases to make future minimum lease payments as follows (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        For the fiscal year ending:

         September 30, 2001                          $   2,178
         September 30, 2002                              2,357
         September 30, 2003                                 65
                                                     ---------
         Total minimum lease payments                    4,600

         Amount representing interest                     (279)
                                                     ---------

         Total capital lease obligations                 4,321
         Less:  Amount due within one year              (2,671)
                                                     ---------

         Amount due after one year                   $   1,650
                                                     =========

Operating lease expenses, excluding costs to obtain assets, were $902,000 for the quarter ended December 31, 1999. No operating leases with terms of more than one year existed during the quarter ended December 31, 2000.

NOTE 6 - RELATED PARTY TRANSACTIONS:

        The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 2000 and 1999, expenses associated with these services were $2.7 million and $2.3 million, respectively. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the quarters ended December 31, 2000 and 1999, expenses related to these agreements totaled $84,000.

        At December 31, 2000, amounts due from the Tribe of $6.3 million relate to $5.9 million in payments made by the Authority on behalf of the Tribe for the construction of certain utilities and the public safety facility that will service the Mohegan Reservation. The Tribe anticipates obtaining tax-exempt financing which will, among other things, be used to repay this advance. The remainder of the amounts due from the Tribe are related to operational receivables incurred in the normal course of business.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

        The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2000, the Authority had incurred $392.3 million, excluding capitalized interest, on Project Sunburst (and expects to incur an additional $496.6 million for the remainder of fiscal year 2001). The remaining $71.1 million is anticipated to be incurred during fiscal year 2002. As of December 31, 2000, cumulative capitalized interest for Project Sunburst construction expenses totaled $17.6 million. Capitalized interest totaled $7.2 million and $1.1 million for the quarters ended December 31, 2000 and 1999, respectively.

The Mohegan Compact

        In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of
(a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80 million. For the quarters ended December 31, 2000 and 1999, the Authority reflected expenses associated with Slot Win Contribution totaling $33.0 million and $30.9 million, respectively. As of December 31, 2000, outstanding Slot Win Contribution payments to the State of Connecticut totaled $10.7 million.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Town of Montville Agreement

        On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe assigned its rights and obligations in this agreement to the Authority. As of December 31, 2000, the Authority had fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheet and is being amortized over 40 years.

Expansion Construction Management Agreement with Perini Building Company, Inc.

        The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of December 31, 2000, Perini has earned $10.1 million of the $20.5 million fee, of which $8.6 million has been paid. This fee is included in construction in process in the accompanying balance sheets. For each of the quarters ended December 31, 2000 and 1999, the Authority incurred $1.5 million related to the Construction Management Agreement. As of December 31, 2000, the Authority owed $1.5 million to Perini related to the Construction Management Agreement.

Litigation

        The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 8 - TCA AGREEMENTS:

Management Agreement

        Previously, the Tribe and Trading Cove Associates ("TCA") entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the quarter ended December 31, 1999. There were no management fees for the quarter ended December 31, 2000 due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

Relinquishment Agreement

        In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement"). Effective January 1, 2000 (the "Relinquishment Date"), the Relinquishment Agreement superseded the Management Agreement. The Relinquishment Agreement provides that the Authority is to make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments") have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date, and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from the convention center, Mohegan Sun Arena and all rental or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires).

        The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At December 31, 2000, the carrying amount of the relinquishment liability was $676.4 million as compared to $672.9 million as of September 30, 2000. The increase is due to $9.0 million in accretion of relinquishment liability discount, partially offset by $5.5 million in relinquishment payments. Of the $5.5 million in relinquishment payments for the quarter ended December 31, 2000, $2.6 million represents principal amounts, and the remaining $2.9 million is payment for the accretion of interest. The accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of December 31, 2000, relinquishment payments earned but unpaid were $15.6 million.

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

Payment of the Development Fee

        Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of December 31, 2000, the Authority had incurred $5.5 million related to the TCA development fee, of which $4.9 million had been paid. For the quarters ended December 31, 2000 and 1999, the Authority incurred $588,000 and $1.4 million, respectively, related to the TCA development fee. All amounts incurred have been included in construction in process in the accompanying balance sheets.

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

NOTE 9 - RESTATEMENT AND RECLASSIFICATIONS:

        The Authority has restated its financial statements for the quarter ended December 31, 2000 to reflect the effects of the following adjustments:
(i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34, "Capitalization of Interest Cost" (ii) to record Project Sunburst related capital expenditures incurred in the quarter ended December 31, 2000, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to December 31, 2000, and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $3.0 million for the quarter ended December 31, 2000, and increasing its total assets by $61.1 million as of December 31, 2000.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. These reclassifications have no effect on the authority's net income.

        The financial statements as of and for the quarter ended December 31, 2000 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)



                                                            Previously
                                                             Reported                            Restatement            Restated
                                                         December 31, 2000*  Reclassifications   Adjustments       December 31, 2000
                                                         -----------------   -----------------   -----------       -----------------
       ASSETS
       ------

Current assets:
  Cash and cash equivalents                                 $    68,544        $        -       $         -         $     68,544
  Receivables, net                                                8,702            (1,574) a,b            -                7,128
  Due from Tribe                                                  5,854               429  a              -                6,283
  Inventories                                                     7,057                 -                 -                7,057
  Other current assets                                            3,411             1,145  b              -                4,556
                                                            -----------        ----------       -----------         ------------
     Total current assets                                   $    93,568        $        -       $         -         $     93,568

Non-current assets:
  Property and equipment, net                                   338,145                 -            10,132  f,g         348,277
  Construction in process                                       341,588                 -            49,776  f,h,i       391,364
  Trademark, net                                                122,269                 -                 -              122,269
  Other assets, net                                              20,857             1,216  c              -               22,073
                                                            -----------        ----------       -----------         ------------
     Total assets                                           $   916,427        $    1,216       $    59,908         $    977,551
                                                            ===========        ==========       ===========         ============

       LIABILITIES AND CAPITAL
       -----------------------

Current liabilities:
  Current portion of capital lease
     obligations                                            $     2,671        $        -       $         -         $      2,671
  Current portion of relinquishment liability                    61,630                63  d              -               61,693
  Accounts payable and accrued expenses                          59,331           (14,795) e              -               44,536
  Construction payables                                               -            14,795            57,603  i            72,398
  Accrued interest payable                                       21,250                 -                 -               21,250
                                                            -----------        ----------       -----------         ------------
     Total current liabilities                                  144,882                63            57,603              202,548

Non-current liabilities:
  Long-term debt                                                500,000                 -                 -              500,000
  Relinquishment liability, net of current portion              614,751               (63) d              -              614,688
  Capital lease obligations, net of
   current portion                                                1,650                 -                 -                1,650
  Other long-term liabilities                                         -             1,216  c              -                1,216
                                                            -----------        ----------       -----------         ------------
     Total liabilities                                        1,261,283             1,216            57,603            1,320,102
                                                            -----------        ----------       -----------         ------------

Capital
  Retained deficit                                             (344,856)                -             2,950  g,h,j      (341,906)
  Accumulated other comprehensive loss                                -                 -              (645) j              (645)
                                                            -----------        ----------       -----------         ------------
     Total capital                                             (344,856)                -             2,305             (342,551)
                                                            -----------        ----------       -----------         ------------
     Total liabilities and capital                          $   916,427        $    1,216       $    59,908         $    977,551
                                                            ===========        ==========       ===========         ============


*Previously reported in Form 10-Q/A filed by the Authority on February 14, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                         Mohegan Tribal Gaming Authority
                         Condensed Statement of Income
                                 (in thousands)

                                                 Previously
                                                 Reported                                              Restated
                                              for the Quarter                                       for the Quarter
                                                   Ended                                                  Ended
                                                December 31,                        Restatement        December 31,
                                                    2000*    Reclassifications      Adjustments            2000
                                            ---------------  ------------------   ---------------    ----------------
  Revenues:
  Net revenues                                $   183,090          $       -       $          -             183,090
                                              -----------        -----------       ------------        ------------
  Operating costs and expenses:
    Gaming                                         78,389                  -                  -              78,389
    Food and beverage                               6,078                  -                  -               6,078
    Retail, entertainment and other                 5,835              2,068  k               -               7,903
    Marketing, general and administrative          41,505             (2,068) k               -              39,437
    Pre-opening costs and expenses                  1,389                  -                  -               1,389
    Depreciation and amortization                   6,579               (980) l              43  g            5,642
                                              -----------        -----------       ------------        ------------
       Total operating costs and expenses         139,775               (980)                43             138,838
                                              -----------        -----------       ------------        ------------

  Income from operations                           43,315                980                (43)             44,252
                                              -----------        -----------       ------------        ------------

  Other income (expense):
    Relinquishment liability reassessment          (8,958)             8,958  m               -                   -
    Accretion of relinquishment liability
      discount                                          -             (8,958) m               -              (8,958)
    Interest income                                 1,164                 (1) n               -               1,163
    Other income, net                                   -                  l  n               -                   1
    Interest expense, net of capitalized
      interest                                     (5,925)              (980) l             851  h,j,o       (6,054)
    Change in fair value of derivative
      instruments                                  (2,142)                 -              2,142  o                -
                                              -----------        -----------       ------------        ------------
       Total other income (expense)               (15,861)              (980)             2,993             (13,848)
                                              -----------        -----------       ------------        ------------

  Income from continuing operations                27,454                  -              2,950              30,404

    Loss from discontinued operations                (192)                 -                  -                (192)
                                              -----------        -----------       ------------        ------------

  Net income                                  $    27,262        $         -       $      2,950        $     30,212
                                              ===========        ===========        ===========        ============

* Previously reported in Form 10-Q/A filed by the Authority on February 14,
2001.
See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                                               Previously
                                                               Reported                                             Restated
                                                                For the                                             For the
                                                             Quarter Ended             Restatement               Quarter Ended
                                                           December 31, 2000*          Adjustments             December 31, 2000
                                                           ------------------     -----------------------  -------------------------
                                                                                            Comprehensive              Comprehensive
                                                                                  Capital       Income       Capital       Income
                                                                                  -------   -------------    -------   -------------
Retained deficit at October 1                                  $  (362,118)        $    -   $    -         $(362,118)    $       -

Net income                                                          27,262          2,950    2,950  g,h,j     30,212        30,212
                                                                                   ------    -----                       ---------
Distributions to Tribe                                             (10,000)                                  (10,000)
                                                               -----------                                 ---------

Retained deficit at December 31                                   (344,856)         2,950                   (341,906)
                                                               -----------         ------                  ---------

Accumulated other comprehensive loss at October 1                        -              -                          -

Unrealized loss on derivative instruments                                -                    (645) j                         (645)
                                                                                            ------                       ---------

Other comprehensive loss                                                 -           (645)    (645)             (645)         (645)
                                                                                   ------   ------         ---------     ---------

Comprehensive income                                                                        $2,305                       $  29,567
                                                               -----------                  ======                       =========

Accumulated other comprehensive loss at December 31                      -           (645)                      (645)
                                                               -----------         ------                  ---------

Total capital ending balance at December 31                    $  (344,856)       $ 2,305                  $(342,551)
                                                               ===========        =======                  =========

* Previously reported in Form 10-Q/A filed by the Authority on February 14,
2001.
See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                             Previously
                                                              Reported                                                 Restated
                                                               For the                                                 For the
                                                            Quarter Ended                        Restatement         Quarter Ended
                                                          December 31, 2000*  Reclassifications  Adjustments       December 31, 2000
                                                        --------------------  -----------------  -------------     -----------------
Cash flows provided by (used in) operating activities:

Net income                                                   $  27,262        $      -              2,950  g,h,j   $     30,212

Adjustments to reconcile net income to
  net cash flow provided by operating activities:
  Depreciation and amortization                                  6,579            (980)  q             43      g          5,642
  Provision for losses on receivables                              117               -                  -                   117
  Accretion of relinquishment liability discount                     -           8,958   r              -                 8,958
  Cash paid for accretion of relinquishment
    liability discount                                               -          (2,881)  p              -                (2,881)
  Relinquishment liability reassessment                          8,958          (8,958)  r              -                     -
  Decrease in fair value of derivative instruments                   -           2,142   s           (645)     j          1,497
  Amortization of debt issuance costs                                -             980   q              -                   980
Changes in operating assets and liabilities:
  Increase in receivables and other assets                      (2,343)         (2,142)  s              -                (4,485)
  Increase (decrease) in accounts payable and
    accrued expenses                                            12,355          (3,005)  t              -                 9,350
                                                             ---------        --------           --------          ------------

    Net cash flows provided by operating activities             52,928          (5,886)             2,348                49,390
                                                             ---------        --------           --------          ------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment                              (4,630)              -            (10,175)     f        (14,805)
Increase in construction in process, net of change in
  construction payables                                        (76,589)          3,005   t          7,827    f,h        (65,757)
                                                             ---------        --------           --------          ------------

    Net cash flows used in investing activities                (81,219)          3,005             (2,348)              (80,562)
                                                             ---------        --------           --------          ------------

Cash flows provided by (used in) financing activities:

Distributions to Tribe                                         (10,000)              -                  -               (10,000)
Principal portion of relinquishment payments                    (5,457)          2,881   p              -                (2,576)
Payment on capital lease obligations                            (2,071)              -                  -                (2,071)
Capitalized financing fees                                      (1,368)              -                  -                (1,368)
                                                             ---------        --------           --------          ------------

  Net cash flows used in financing activities                  (18,896)          2,881                  -               (16,015)
                                                             ---------        --------           --------          ------------

  Net decrease in cash and cash equivalents                    (47,187)              -                  -               (47,187)


Cash and cash equivalents at beginning of period               115,731               -                  -               115,731
                                                             ---------        --------           --------          ------------

Cash and cash equivalents at end of period                   $  68,544        $      -           $      -          $     68,544
                                                             =========        ========           ========          ============

* Previously reported in Form 10-Q/A filed by the Authority on February 14,
  2001.

See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

Adjustment footnotes (in thousands):

a. Reclassified an amount due from the Tribe of $429 from receivables, net to due from Tribe.
b. Reclassified an amount pertaining to Deferred Compensation Plan assets of $1,145 from receivables, net to other current assets.
c. Reclassified $1,216 loss on derivative instruments held by the Authority at December 31, 2000 from other assets, net to other long-term liabilities.
d. Reclassified long-term relinquishment liability of $63 to current portion of relinquishment liability.
e. Reclassified construction related payables of $14,795 from accounts payable and accrued expenses to construction payables.
f. Reclassified utilities facility costs of $10,175 from construction in process to property and equipment, net.
g. Recorded depreciation of $43 on additional utilities facility costs capitalized and placed into service in the quarter ended December 31, 2000.
h. Recorded additional capitalized interest pertaining to Project Sunburst of $2,348 for the quarter ended December 31, 2000.
i. Recorded an accrual for construction payables of $57,603 pertaining to Project Sunburst for work completed by December 31, 2000, but paid subsequent to December 31, 2000.
j. In accordance with SFAS 133, recorded $645 adjustment to reflect the unrealized loss on derivative instruments.
k. Reclassified expenditures from marketing, general and administrative to retail, entertainment and other.
l. Reclassified amortization of debt issuance costs of $980 from depreciation and amortization to interest expense, net of capitalized interest.
m. Reclassified relinquishment liability reassessment of $8,958 to accretion of relinquishment liability discount.
n.   Reclassified $1 from interest income to other income, net.
o. Reclassified $2,142 to change in fair value of derivative instruments to interest expense, net of capitalized interest.
p. Reclassified cash paid for accretion of relinquishment liability discount as principal portion of relinquishment payments.
q. Reclassified $980 from depreciation and amortization to amortization of debt issuance costs.
r. Reclassified the relinquishment liability reassessment as accretion of relinquishment liability discount.
s. Reclassified from decrease in receivables and other assets decrease in fair value of derivative instruments.
t. Reclassified change in construction payables to increase in construction in process from increase (decrease) in accounts payable and accrued expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 3 of this Form 10-Q/A which has been updated to reflect the restatements and reclassifications more fully described in Note 9 to the Authority's financial statements.

Forward Looking Statements

        Some information included in this Amended Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Annual Reports on Forms 10-K for the fiscal year ended September 30, 2000, as well as the Authority's other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q/A are made only as of the date of this report. The Authority does not have and the Authority does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

Overview

        The Tribe and the Authority

        The Tribe is a federally recognized Indian tribe with an approximately 390-acre reservation situated in southeastern Connecticut. Under the Indian Gaming Regulatory Act, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact that has been approved by the United States Secretary of the Interior. The Tribe's gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Tribe has established an instrumentality, the Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe located adjacent to Uncasville, Connecticut. The Authority is governed by a Management Board, consisting of the same nine members of the Mohegan Tribal Council.

        Mohegan Sun

        In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. As of December 31, 2000, Mohegan Sun had parking spaces for approximately 7,500 guests and 2,700 employees. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority began construction in 1999 of a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, will include increased gaming, restaurant and retail space and an entertainment arena. The remaining components will include a 1,200-room luxury hotel and approximately 100,000 square feet of convention space.

         Mohegan Sun operates in an approximately 635,000 square foot facility, which at December 31, 2000, includes the following:

         . approximately 3,031 slot machines, 153 table games (including blackjack, roulette, craps and baccarat) and 42 poker tables;

         . food and beverage amenities, including three full-service themed fine dining restaurants, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars;

         . an approximately 10,000 square foot, 350-seat lounge featuring live entertainment seven days a week;

         . an approximately 9,000 square foot simulcasting race book facility;

         . six retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars;

         . arcade-style recreation area and a child care facility operated by New Horizons Kids Quest; and

         . a 4,000 square foot, 16-pump gasoline service station and convenience store.

Explanation of Key Financial Statement Captions

         Gross revenues. The Authority's gross revenues are derived mostly from the following three sources:

         . Gaming revenues, which include revenues from slot machines, table games, poker and racebook;

         .    Food and beverage sales; and

         . Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets.

         The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                               For the             For the
                                            Quarter Ended       Quarter Ended
                                          December 31, 2000   December 31, 1999
                                         ------------------- -------------------
         Gaming                                      87%                86%
         Food and beverage                            5%                 6%
         Retail, entertainment and other              8%                 8%
                                              ---------          ---------
           Total                                    100%               100%
                                              =========          =========

         Slot win. Gross slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot win to arrive at net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor, and the Authority remits a weekly payment to the vendor, which is deducted from gross slot win.

         Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, retail, entertainment and other services are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts (in thousands):

                                                       For the               For the
                                                    Quarter Ended         Quarter Ended
                                                  December 31, 2000     December 31, 1999
                                                 --------------------  --------------------
         Food and beverage                           $       6,367         $       6,512
         Retail, entertainment and other                     7,436                 7,353
                                                     -------------         -------------
          Total                                             13,803                13,865
                                                     =============         =============

         Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants and retail outlets located within Mohegan Sun, the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed and includes the related cost in marketing, general and administrative in the Authority's income statement.

         Gaming expenses. Gaming expenses primarily include the Slot Win Contribution which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations and table games, poker and racebook expenses and promotional expenses for the redemption of the Mohegan Sun Player's Club points and the Sun Select Catalog.

         EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, management fees payable to TCA pursuant to the Management Agreement, discontinued operations and non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                              For the              For the Quarter
                                                           Quarter Ended           Ended December
                                                          December 31, 2000           31, 1999
                                                         -----------------------  ----------------
                                                        (restated - see note 9 to
                                                            the Authority's
                                                         financial statements)

        EBITDA
        Net income                                              $   30,212          $     15,159
        Add back:
        Interest expense, net of capitalized
          interest                                                   6,054                14,028
        Interest income                                             (1,163)               (3,244)
        Income taxes                                                     -                     -
        Depreciation and amortization                                5,642                 7,526
                                                                ----------          ------------
        EBITDA                                                  $   40,745          $     33,469
                                                                ----------          ------------
        EBITDA Margin                                                 22.3%                 19.3%

        Adjustments to EBITDA to
          reconcile to Adjusted EBITDA
        Pre-opening costs and expenses                          $    1,389          $        907
        Accretion of relinquishment liability
          discount                                                   8,958                 5,763
        Management fees                                                  -                13,634
        Other income, net                                               (1)                   (1)
        Discontinued operations                                        192                   266
                                                                ----------          ------------
        Adjusted EBITDA                                         $   51,283          $     54,038
                                                                ==========          ============
        Adjusted EBITDA Margin                                        28.0%                 31.2%

        Accretion of relinquishment liability discount and reassessment of relinquishment liability. The Authority stopped paying management fees to TCA due to the termination of the Management Agreement and began recognizing amounts due under the Relinquishment Agreement beginning January 1, 2000. Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined in the Management Agreement, depending on profitability levels. Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA on January 1, 2000. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA five percent of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun (including Project Sunburst) during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

        The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority has recognized amortization associated with the $130.0 million trademark of $859,000 and $1.7 million for the quarters ended December 31, 2000 and 1999, respectively. See Note 8 to the Authority's financial statements beginning on page 3 for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

        Comparison of Operating Results for the Quarters Ended December 31, 2000 and 1999:

        Net revenues for the quarter ended December 31, 2000 increased by $9.8 million, or 5.6%, to $183.1 million from $173.3 million reported for the same period of the prior year. This increase primarily is attributable to an increase in gaming revenues.

        Adjusted EBITDA for the quarter ended December 31, 2000 decreased by $2.8 million, or 5.1%, to $51.3 million from $54.0 million for the quarter ended December 31, 1999. Mohegan Sun achieved a 28.0% Adjusted EBITDA margin for the quarter ended December 31, 2000 compared to a 31.2% Adjusted EBITDA margin for the quarter ended December 31, 1999. The decline in margin is the result of marketing, general and administrative expenses increasing at a greater rate than revenues.

        The Connecticut slot market grew at a rate of 2.8% for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. The State of Connecticut reported a gross slot win of $309.6 million and $301.1 million for the quarters ended December 31, 2000 and 1999, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 6.9% in the quarter ended December 31, 2000 over the quarter ended December 31, 1999. Gross slot revenues were $132.0 million and $123.5 million for the quarters ended December 31, 2000 and 1999, respectively. Gross slot win per unit per day was $473 and $444 for the respective periods.

        Gaming revenues for the quarter ended December 31, 2000 increased by $10.0 million, or 6.1%, to $175.0 million from $164.9 million for the quarter ended December 31, 1999. This increase in gaming revenues is due to a 5.8% growth in net slot machine revenues and a 7.5% increase in table game revenues.

        Food and beverage revenues for the quarter ended December 31, 2000 decreased by $593,000, or 5.2%, to $10.7 from $11.3 million for the quarter ended December 31, 1999. This decrease is attributable principally to a 4.0% decrease in meals served for the quarter ended December 31, 2000 as compared to the same period in the prior year.

        Retail, entertainment and other revenues for the quarter ended December 31, 2000 increased by $1.1 million, or 7.4%, to $16.6 million from $15.5 million for the quarter ended December 31, 1999. Of the $1.1 million increase in retail, entertainment and other revenues, $878,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center.

        Promotional allowances for the quarter ended December 31, 2000 increased by $804,000, or 4.4%, to $19.2 million from $18.4 million for the quarter ended December 31, 1999. This increase is attributable primarily to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 11.0% and 11.1% for the quarters ended December 31, 2000 and 1999, respectively.

        Total operating costs and expenses for the quarter ended December 31, 2000 decreased by $2.5 million, or 1.8%, to $138.8 million from $141.3 million for the quarter ended December 31, 1999. This decrease is due to the elimination of management fees as a result of the termination of the Management Agreement effective January 1, 2000, partially offset by increases in gaming and marketing, general and administrative costs.

        Gaming costs and expenses for the quarter ended December 31, 2000 increased by $5.2 million, or 7.1%, to $78.4 million from $73.2 million for the quarter ended December 31, 1999. The Slot Win Contribution totaled $33.0 million and $30.9 million for the quarters ended December 31, 2000 and 1999, respectively. The Slot Win Contribution increase of $2.1 million, or 6.9%, over the same period in the prior year is attributable directly to the $7.1 million, or 5.8%, increase in net slot revenues. The balance of the growth in gaming costs and expenses is attributable to an increase in the quality of food and beverage complimentaries offered in the premium player lounges and increased labor and benefit costs. Gaming costs and expenses as a percentage of gaming revenues were 44.8% in the quarter ended December 31, 2000 compared to 44.4% in the same period of the prior year.

        Food and beverage costs and expenses for the quarter ended December 31, 2000 increased by $70,000, or 1.2%, to $6.1 million from $6.0 million for the quarter ended December 31, 1999. This increase is attributable primarily to increased labor and benefit costs.

        Retail, entertainment and other costs and expenses for the quarter ended December 31, 2000 increased by $2.3 million, or 40.1%, to $7.9 million from $5.6 million for the quarter ended December 31,1999. This increase is attributable primarily to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

        Marketing, general and administrative costs and expenses for the quarter ended December 31, 2000 increased by $5.0 million, or 14.6%, to $39.4 million from $34.4 million for the quarter ended December 31, 1999. This increase is attributable to continued advertising campaigns. Management believes advertising programs have driven incremental patronage, expanding Mohegan Sun's brand awareness and market share.

        Pre-opening costs and expenses for the quarter ended December 31, 2000 increased by $482,000, or 53.1%, to $1.4 million from $907,000 for the quarter ended December 31, 1999. Pre-opening costs and expenses are composed primarily of pre-opening labor and marketing costs associated with the Project Sunburst expansion.

        TCA did not receive management fees for the quarter ended December 31, 2000, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $13.6 million for the quarter ended December 31, 1999.

        Depreciation and amortization for the quarter ended December 31, 2000 decreased by $1.9 million, or 25.0%, to $5.6 million from $7.5 million for the quarter ended December 31, 1999. This decrease is attributable primarily to the acceleration of the trademark amortization in the prior year of $859,000.

        Income from operations for the quarter ended December 31, 2000 increased by $12.3 million, or 38.4%, to $44.3 million from $32.0 million for the quarter ended December 31, 1999. This increase in income from operations is attributable primarily to the $9.8 million increase in net revenues combined with a $13.6 million decrease in management fees. The increase in income from operations is offset partially by increases in gaming and marketing, general and administrative costs and expenses of $5.2 million and $5.0 million, respectively.

        Accretion of relinquishment liability discount for the quarter ended December 31, 2000 increased by $3.2 million, or 55.4%, to $9.0 million from $5.8 million for the quarter ended December 31, 1999. This increase is due to the Authority's quarterly accretion of the liability to reflect the impact of the time value of money due to the passage of time.

        Interest income for the quarter ended December 31, 2000 decreased by $2.1 million, or 64.1%, to $1.2 million from $3.2 million for the quarter ended December 31, 1999. This decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $42.1 million and $218.8 million for the quarters ended December 31, 2000 and 1999, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

        Interest expense for the quarter ended December 31, 2000 decreased by $8.0 million, or 56.8%, to $6.1 million from $14.0 million for the quarter ended December 31, 1999. Included in interest expense for the quarter ended December 31, 2000 is a net loss of $1.5 million due to the change in the fair value of the Authority's derivative instruments. This decrease in interest expense was attributable mainly to lower average debt outstanding and increased capitalization of interest related to Project Sunburst, partially offset by a higher average interest rate. Capitalized interest was $7.2 million for the quarter ended December 31, 2000 compared to $1.1 million for the quarter ended December 31, 1999. The weighted average interest rate for the quarter ended December 31, 2000 was 8.42%, compared to 8.38% for the quarter ended December 31, 1999. The weighted average outstanding debt was $504.8 million for the quarter ended December 31, 2000, compared to $517.3 million for the quarter ended December 31, 1999.

        Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue for the quarter ended December 31, 2000 decreased by $74,000, or 27.8%, to $192,000 from $266,000 for the quarter ended December 31, 1999.

        Net income for the quarter ended December 31, 2000 increased by $15.1 million, or 99.3%, to $30.2 million from $15.2 million for the quarter ended December 31, 1999. This increase is due primarily to an increase in operating income and a decrease in interest expense as more fully described above.

Liquidity, Capital Resources and Capital Spending

        As of December 31, 2000, the Authority held cash and cash equivalents of $68.5 million, a decrease of $47.2 million, or 40.8%, from $115.7 million as of September 30, 2000. The decrease is attributable mainly to the decrease in investments held at December 31, 2000 due to the liquidation of the investments for construction payments. Cash provided by operating activities was $49.4 million for the quarter ended December 31, 2000 compared to cash provided by operating activities of $16.3 million for the same period in the prior year. During fiscal year 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal year 1999, for the sum of $140.3 million, including all accrued and deferred interest on December 31, 1999.

        Operating activities are the principal source of the Authority's cash flows. The principal application of these funds was capital expenditures incurred in connection with the construction and development of Project Sunburst and other real property improvements. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of cash generated by its activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to, the following:

     . downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

     . substantial cost overruns in connection with completion of Project Sunburst;

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

        External Sources of Liquidity

        Bank Credit Facility. On March 3, 1999, the Authority entered into a syndicated $425.0 million reducing, revolving, collateralized Bank Credit Facility, with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in 2004. The Authority plans to draw on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditures. The Bank Credit Facility agreement provided the Authority the right to arrange for increases in the Bank Credit Facility to an aggregate amount of $500.0 million within two years subsequent to the closing. In November 1999, the Bank Credit Facility was increased to $459.5 million. In November 2000, the Authority exercised its right to increase the Bank Credit Facility to $500.0 million. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements, which comprise Mohegan Sun and by each of the Authority's operating accounts. As of December 31, 2000, there were no borrowings outstanding on the Bank Credit Facility.

        At the Authority's option, each advance of loan proceeds will accrue interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR"), plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility agreement). Interest on each LIBOR loan that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date that is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the interest period. Interest on each base rate loan shall be due and payable quarterly in arrears.

        Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically as of the earlier of March 31, 2002 or the last full day of the first full quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction. The Authority has entered into certain hedging transactions effective October 1, 2000 and January 2, 2001, to mitigate against the exposure to interest rate fluctuations on the Bank Credit Facility.

        The Bank Credit Facility contains various provisions that require the Authority to maintain specified financial ratios. If the Authority's revenues decline due to economic or competitive factors, it is possible that these financial ratios may be violated. If this were to happen, the Authority would not be able to borrow additional funds under the Bank Credit Facility and it may even result in an event of default, which could accelerate the payment of any outstanding balance. In addition, while the Authority has entered into some hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility, the majority of the outstanding balance is subject to interest rate fluctuations. It is possible that interest rates will start to increase, which would mean that the Authority's interest cost may increase significantly. A substantial increase in interest expense could have a negative effect on the Authority's liquidity. For a further discussion on hedging transactions that mitigate against this exposure, see "Quantitative and Qualitative Disclosure of Market Risk" and Note 4 to the Authority's financial statements.

        In addition to the financing provided by the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility, the Tribe has set aside, with a trustee, a $40.0 million, fully-funded construction reserve account that, in certain circumstances, may be used to pay costs in excess of the Project Sunburst budget.

        Capital Expenditures

        Capital Expenditures Incurred to Date. Capital expenditures totaled $141.2 million, including capitalized interest, for the quarter ended December 31, 2000, versus $53.7 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

         . Cumulative Project Sunburst construction expenses totaled $409.9 million, including $17.6 million in capitalized interest, through December 31, 2000. During the quarter ended December 31, 2000, expenditures totaled $134.6 million, including $7.2 million in capitalized interest, versus $34.0 million, including $1.1 million in capitalized interest, for the quarter ended December 31, 1999.

         . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $4.8 million and $3.3 million for the quarters ended December 31, 2000 and 1999, respectively.

         . Employee parking center capital expenditures totaled $1.2 million and $12.0 million for the quarters ended December 31, 2000 and 1999, respectively. Cumulative expenditures on the employee parking center have totaled $24.8 million through December 31, 2000.

         . Utility enhancement capital expenditures totaled $624,000 and $4.4 million for the quarters ended December 31, 2000 and 1999, respectively. Cumulative expenditures on utility enhancements have totaled $17.6 million through December 31, 2000.

        In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of December 31, 2000, construction retainage totaled $16.5 million, which has been included in construction payables in the Authority's financial statements.

        Expected future capital expenditures. During the remainder of fiscal year 2001, the Authority expects to incur capital expenditures to total approximately $598.4 million and to be allocated as follows:

         .  $20.2 million on maintenance capital expenditures.

         . $496.6 million, excluding capitalized interest, on Project Sunburst construction.

         .  $0.2 million on employee parking center expenditures.

         . $20.0 million on conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue.

         .  $17.4 million on utility enhancements.

         .  $2.0 million on an employee day care center.

         .  $42.0 million on an additional patron parking garage.

        Project Sunburst

        On October 13, 2000, the Tribal Council approved a formal resolution increasing the expansion budget from $800.0 million to $960.0 million (excluding capitalized interest, which will be paid from internally generated funds). The Authority, in conjunction with the Tribe, increased the Project Sunburst budget to $960.0 million for three reasons: (1) expected increases in Project Sunburst labor costs because of the extremely competitive nature of the Northeast construction labor market; (2) enhancements to project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and (3) quality improvements to the hotel and public areas. As a result of the increase to the Project Sunburst budget, the Authority anticipates seeking to issue an additional $150.0 million of subordinated notes or a term loan. The remainder of the increase will be funded through internally generated funds.

        As of December 31, 2000, cumulative capitalized interest for Project Sunburst construction expenses totaled $17.6 million. Capitalized interest for the quarters ended December 31, 2000 and 1999 totaled $7.2 million and $1.1 million, respectively.

        During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of December 31, 2000, the TCA has earned $5.5 million of the development fee of which $4.9 million has been paid. The Authority has incurred $588,000 and $1.4 million, respectively, for the quarters ended December 31, 2000 and 1999 related to the development fee.

        Sources of funding for capital expenditures. The Authority will rely primarily on cash generated from its operations and amounts available to be drawn under the Bank Credit Facility to finance these capital expenditures. However, the Authority's ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations and it ability to draw down on the Bank Credit Facility.

        Other Property Enhancements

        The Authority commenced construction of an electrical and water system infrastructure ("Infrastructure Improvements"), estimated to cost $35.0 million, that will service Mohegan Sun and other facilities. The Infrastructure Improvements provide the most efficient manner of handling the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The construction was funded by the Authority, and is expected to be complete concurrent with the opening of Project Sunburst. As of June 30, 2001, approximately $23.7 million has been incurred in connection with construction of the Infrastructure Improvements and $10.2 million of these assets were placed in service. Infrastructure Improvement spending for the final quarter of fiscal year 2001 is anticipated to be $11.3 million.

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

        The Tribe commenced construction of a Public Safety Facility in December 1999, within the Eagleview complex, that will service the Mohegan Reservation. Construction was funded initially by the Authority and subsequently reimbursed by the Tribe. Approximately $5.9 million has been incurred and reflected as amounts due from Tribe in the Authority's balance sheet as of December 31, 2000.

        Relinquishment Agreement

        Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay to TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun, including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $676.4 million as of December 31, 2000. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 8 to the Authority's financial statements. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. In October 2000, the Authority paid $5.5 million in relinquishment payments, of which $2.6 million represents principal amounts and the remaining $2.9 million is payment for the accretion of interest. As of December 31, 2000, relinquishment payments earned but unpaid were $15.6 million. There were no relinquishment payments during the quarter ended December 31, 1999.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


         Distributions to the Tribe

         During the quarters ended December 31, 2000 and 1999, the Authority distributed $10.0 million and $10.2 million, respectively, to the Tribe.

         Debt Service Costs

         For the quarters ended December 31, 2000 and 1999, the Authority incurred the following debt service costs (in thousands):


                                                                      For the Quarter           For the Quarter
                                                                  Ended December 31, 2000    Ended December 31, 1999
                                                                  -----------------------    -----------------------
                                                                       (restated -
                                                                   see note 9 to the
                                                                      Authority's
                                                                       financial
                                                                      statements)
         $200M 8.125% Senior Notes                                $               4,063      $               4,063
         $300M 8.75% Senior Subordinated Notes                                    6,562                      6,562
         Financing fees                                                             980                          -
         Capital lease obligations                                                  112                        367
         $50M Subordinated Notes                                                      -                      2,648
         $40M Subordinated Notes                                                      -                      1,473
         Change in fair market value of derivative instruments                    1,497                          -
         Capitalized interest                                                    (7,160)     $              (1,085)
                                                                  ---------------------      ---------------------
              Total Interest Expense                              $               6,054      $              14,028
                                                                  =====================      =====================

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

         Contractual Obligations            Fiscal Year
         (in thousands)                       2001 (1)       2-3 years      4-5 years    After 5 years
         ---------------------------------------------------------------------------------------------
         Long-term debt (2)                 $         -     $        -      $       -      $  500,000
         Construction obligations (3)           665,820        141,671              -               -
         Development obligations (4)              9,282          4,718              -               -
                                            -----------     ----------      ---------      ----------
         Total                              $   675,102     $  146,389      $       -      $  500,000
                                            ===========     ==========      =========      ==========

      (1) Amounts due within one year represent obligations expected to be incurred from October 1, 2000 to September 30, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

   (2) Long-term debt includes scheduled amortization and scheduled maturities for notes payable and credit facilities, but excludes interest payments.
   (3) Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst and related construction enhancements. See Note 7 to the Authority's financial statements. The Authority does not believe that it will have any construction obligations after September 30, 2002, and this table has been prepared based on that assumption.
   (4) Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See
        Note 8 to the Authority's financial statements. The Authority does not believe that it will have any development fee obligations after September 30, 2002, and this table has been prepared based on that assumption.

         In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table below are estimates and, while some of these agreements are perpetual in term, for the purposes of calculating these amounts, the Authority has prepared the information in this table for only ten years.

    Contractual Commitments                     Fiscal Year
    (in thousands)                               2001 (1)      2-3 years    4-5 years     5-10 years
   ----------------------------------------------------------------------------------------------------
    Slot winning payment commitments (2)          144,589       373,009      408,682        1,150,391
    Relinquishment commitments (3)                 42,899       119,017      133,810          376,658
                                              --------------------------------------------------------
    Total                                        $187,488      $492,026     $542,492       $1,527,049
                                              ========================================================

   (1) Amounts due within one year represent payment commitments from October 1, 2000 to September 30, 2001.
   (2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2000 and 1999, the Slot Win Contribution totaled $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
   (3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in Note 8 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 8 to the Authority's financial statements.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

available to the Authority and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

         The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements.

         One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 8 to the Authority's financial statements. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

         The Authority recognizes revenue as net wins and losses occur in the casino and upon delivery of food, beverage and other services.

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

         The Authority maintains accruals for workers compensation self-insurance and Player's Club point redemption, which are classified in other accrued liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Authority will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $500.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 4 to the Authority's financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of December 31, 2000, no amounts had been drawn under the Bank Credit Facility. On January 3 and January 25, 2001, the Authority drew $15.0 million and $40.0 million, respectively, on the Bank Credit Facility in connection with Project Sunburst. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

         The following table provides information about the Authority's derivative instruments at December 31, 2000:

                                                                Notional          Estimated
                                           Maturity Date         Value            Fair Value
                                           -------------        --------          ----------
        Interest Rate Cap
           Strike Rate - 8%               October 1, 2003       $2,647,400       $   10,000

        Interest Rate Collar
           Ceiling Strike Rate - 8%
           Floor Strike Rate - 6%           March 1, 2004          451,267         (777,632)

        Interest Rate Swap
           Pay fixed - 6.35%
           Receive Variable                 March 1, 2004          225,633         (448,124)
                                                                ----------       ----------
              Total                                             $3,324,300      ($1,215,756)
                                                                ==========       ==========


        All derivative instruments are based upon one-month LIBOR, which was 6.56% on December 31, 2000.

                           PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The Exhibit Index filed herewith is incorporated herein by reference.

(b)      Reports on Form 8-K

         None.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOHEGAN TRIBAL GAMING AUTHORITY



Date: November 12, 2002             By:      /s/ Mark F. Brown
                                       ----------------------------------------
                                    Mark F. Brown
                                    Chairman, Management Board



Date: November 12, 2002             By:      /s/  William J. Velardo
                                       ----------------------------------------
                                    William J. Velardo
                                    President and Chief Executive Officer



Date: November 12, 2002             By:      /s/ Jeffrey E. Hartmann
                                       ----------------------------------------
                                    Jeffrey E. Hartmann, Executive Vice
                                    President Finance/Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, William J. Velardo, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of the Mohegan Tribal Gaming Authority;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 12, 2002                /s/ William J. Velardo
                                       ---------------------------
                                       William J. Velardo
                                       President and Chief Executive Officer

                                  CERTIFICATION


I, Jeffrey E. Hartmann, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of the Mohegan Tribal Gaming Authority;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 12, 2002                /s/ Jeffrey E. Hartmann
                                       ---------------------------
                                       Jeffrey E. Hartmann
                                       Executive Vice President, Finance and
                                       Chief Financial Officer

                                  Exhibit Index

Exhibit
  No.                          Exhibit Description

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

  10.1 Amendment No. 1 to the Loan Agreement dated as of November 30, 2000 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed by the Authority with its Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).

  99.1* Certification of President and Chief Executive Officer pursuant to
        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2* Certification of Executive Vice President, Finance and Chief Financial
        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.