Form 10-Q/A
period 2001-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):  Yes        No   X
                                                 -----     -----

                                EXPLANATORY NOTE

The Mohegan Tribal Gaming Authority (the "Authority") has restated its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 and for the fiscal year ended September 30, 2001.

As more fully described in Note 9, this Form 10-Q/A includes in Item 1 of Part I the restated financial statements and related notes thereto for the quarter and six months ended March 31, 2001 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d-14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-Q is amended by this amendment. The information contained herein is as of March 31, 2001 and does not reflect subsequent events except any that may have existed as of the date of filing of the original Form 10-Q relating to such quarterly period and which were disclosed therein. For information regarding additional subsequent events, please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A and Annual Reports on Forms 10-K and 10-K/A filed with respect to periods after March 31, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I.  FINANCIAL INFORMATION                                                                       Page
                                                                                                    Number
                                                                                                    ------
Item 1.  Financial Statements.

     Report of Independent Accountants by PricewaterhouseCoopers LLP.                                 1

     Report of Independent Accountants by Arthur Andersen LLP.                                        2

     Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2001 (unaudited) and           3
     September 30, 2000.

     Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Six Months          4
     Ended March 31, 2001 and 2000 (unaudited).

     Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the Quarters             5
     and Six Months Ended March 31, 2001 and 2000 (unaudited).

     Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six Months Ended             6
     March 31, 2001 and 2000 (unaudited).

     Notes to Financial Statements of Mohegan Tribal Gaming Authority.                               7-20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                  21-35
Operations.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.                                      35

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                            36
Signatures.  Mohegan Tribal Gaming Authority.                                                         37
Certifications.                                                                                      38-39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of March 31, 2001, the related statements of income and of changes in capital for the quarter and six-month period ended March 31, 2001 and the related statement of cash flows for the six-month period ended March 31, 2001. These financial statements are the responsibility of the Authority's management. The Authority's financial statements for the quarter and six-month period ended March 31, 2000 were reviewed by other independent accountants who have ceased operations. Those independent accountants indicated that they were not aware of any material modifications that should be made to those financial statements for them to be in conformity with accounting principles generally accepted in the United States in their report dated April 26, 2001.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of March 31, 2001 and for the quarter and six-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the financial statements, the Authority has restated its financial statements as of March 31, 2001 and for the quarter and six-month period then ended, previously reviewed by other independent accountants who have ceased operations.

/S/ PRICEWATERHOUSECOOPERS LLP

Hartford, CT
November 11, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN) AND HAS NOT BEEN REISSUED BY ANDERSEN.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority (the "Authority") as of March 31, 2001* and the related statements of income for the three and six month periods ended March 31, 2001* and 2000 and the statements of capital and cash flows for the six months ended March 31, 2001* and 2000. These financial statements are the responsibility of the Authority's management.

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

/S/ ARTHUR ANDERSEN LLP


Hartford, Connecticut
April 26, 2001


* Subsequent to the date of this report, the Authority's balance sheet as of March 31, 2001 and the related statements of income and of capital for the quarter and six month period ended March 31, 2001 and the related statement of cash flows for the six month period ended March 31, 2001 were reviewed by other independent accountants whose report appears on page 1.

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                              March 31,
                                                                 2001                    September 30,
                                                             (unaudited)                     2000
                                                        -----------------------        -----------------
                                                        (restated - see note 9)
                       ASSETS
                       ------
 Current assets:
    Cash and cash equivalents                                $      62,488               $      115,731
    Receivables, net                                                 6,127                        5,490
    Due from Tribe                                                  16,803                        1,648
    Inventories                                                      7,179                        7,577
    Other current assets                                             6,836                        5,325
                                                             -------------               --------------
        Total current assets                                        99,433                      135,771

 Non-current assets:
    Property and equipment, net                                    347,378                      338,243
    Construction in process                                        525,923                      264,999
    Trademark, net                                                 121,410                      123,128
    Other assets, net                                               21,787                       23,238
                                                             -------------               --------------
        Total assets                                         $   1,115,931               $      885,379
                                                             =============               ==============

               LIABILITIES AND CAPITAL
               -----------------------

 Current liabilities:
    Current portion of capital lease obligations             $       2,721               $        4,055
    Current portion of relinquishment liability                     56,689                       56,646
    Accounts payable and accrued expenses                           51,707                       45,811
    Construction payables                                           58,815                       11,790
    Accrued interest payable                                        11,041                       10,625
                                                             -------------               --------------
        Total current liabilities                                  180,973                      128,927

 Non-current liabilities:
    Long-term debt                                                 628,000                      500,000
    Relinquishment liability, net of current portion               613,076                      616,234
    Capital lease obligations, net of current portion                  950                        2,336
    Other long-term liabilities                                      2,643                            -
                                                             -------------               --------------
         Total liabilities                                       1,425,642                    1,247,497
                                                             -------------               --------------

 Commitments and contingencies (Note 7)

 Capital:
    Retained deficit                                              (308,545)                    (362,118)
    Accumulated other comprehensive loss                            (1,166)                           -
                                                             -------------               --------------
        Total capital                                             (309,711)                    (362,118)
                                                             -------------               --------------

        Total liabilities and capital                        $   1,115,931               $      885,379
                                                             =============               ==============

          The accompanying notes to financial statements should be read in conjunction with the financial statements.

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                         For the               For the             For the              For the
                                                      Quarter Ended         Quarter Ended      Six Months Ended     Six Months Ended
                                                      March 31, 2001        March 31, 2000      March 31, 2001       March 31, 2000
                                                        (unaudited)           (unaudited)         (unaudited)          (unaudited)
                                                    ------------------     ----------------   ------------------    ----------------
                                                     (restated - see                           (restated - see
                                                         note 9)                                    note 9)
Revenues:
   Gaming                                             $      180,605         $    175,572       $      355,563        $    340,519
   Food and beverage                                          11,037               11,680               21,761              22,997
   Retail, entertainment and other                            11,981               10,603               28,576              26,034
                                                    ------------------     ----------------   ------------------    ----------------
       Gross revenues                                        203,623              197,855              405,900             389,550

  Less - Promotional allowances                              (15,843)             (15,646)             (35,030)            (34,029)
                                                    ------------------     ----------------   ------------------    ----------------

Net revenues                                                 187,780              182,209              370,870             355,521
                                                    ------------------     ----------------   ------------------    ----------------

Operating costs and expenses:
   Gaming                                                     77,770               74,210              156,159             147,419
   Food and beverage                                           5,942                5,856               12,020              11,864
   Retail, entertainment and other                             7,571                6,486               15,474              12,125
   Marketing, general and administrative                      32,352               31,609               71,789              66,026
   Pre-opening costs and expenses                              1,927                1,110                3,316               2,017
   Management fees                                                 -                    -                    -              13,634
   Depreciation and amortization                               5,893                7,760               11,534              15,286
                                                    ------------------     ----------------   ------------------    ----------------
       Total operating costs and expenses                    131,455              127,031              270,292             268,371
                                                    ------------------     ----------------   ------------------    ----------------

Income from operations                                        56,325               55,178              100,578              87,150
                                                    ------------------     ----------------   ------------------    ----------------

Other income (expense):
   Accretion of relinquishment liability
      discount (Note 8)                                       (8,958)              (5,764)             (17,916)            (11,527)
   Interest income                                               576                4,299                1,740               7,544
   Other income, net                                               2                    1                    2                   1
   Interest expense, net of capitalized
      interest (Note 7)                                       (4,249)              (9,131)             (10,304)            (23,159)
                                                    ------------------     ----------------   ------------------    ----------------
       Total other income (expense)                          (12,629)             (10,595)             (26,478)            (27,141)
                                                    ------------------     ----------------   ------------------    ----------------

Income from continuing operations                             43,696               44,583               74,100              60,009

   Loss from discontinued operations                            (335)                 (40)                (527)               (306)
                                                    ------------------     ----------------   ------------------    ----------------

Net income                                            $       43,361         $     44,543       $       73,573        $     59,703
                                                    ==================     ================   ==================    ================

          The accompanying notes to financial statements should be read in conjunction with the financial statements.

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                                For the Six Months                    For the Six Months
                                                               Ended March 31, 2001                  Ended March 31, 2000
                                                                   (unaudited)                           (unaudited)
                                                          ---------------------------------     ---------------------------------
                                                              (restated - see note 9)
                                                                           Comprehensive                          Comprehensive
                                                             Capital           Income              Capital           Income
                                                          --------------  ---------------       -------------     ---------------
Retained deficit at October 1                             $    (362,118)                        $   (458,052)

Net income                                                       73,573   $        73,573             59,703      $        59,703
                                                                          -----------------                       ---------------

Distributions to Tribe                                          (20,000)                             (22,246)
                                                          ---------------                      -------------
Retained deficit at March 31                                   (308,545)                            (420,595)
                                                          ---------------                      -------------

Accumulated other comprehensive loss at October 1                     -                                    -

Unrealized loss on derivative instruments                                          (1,166)                                      -
                                                                          ---------------                         ---------------

Other comprehensive loss                                         (1,166)           (1,166)                 -                    -
                                                          -------------   ---------------      -------------      ---------------

Comprehensive income                                                      $        72,407                         $        59,703
                                                                          ===============                         ===============

Accumulated other comprehensive loss at March 31                 (1,166)                                   -
                                                          -------------                        -------------

Total capital ending balance at March 31                  $    (309,711)                       $    (420,595)
                                                          =============                        =============


                                                                   For the Quarter                        For the Quarter
                                                                Ended March 31, 2001                   Ended March 31, 2000
                                                                     (unaudited)                            (unaudited)
                                                          ---------------------------------     ---------------------------------
                                                              (restated - see note 9)
                                                                           Comprehensive                          Comprehensive
                                                             Capital           Income              Capital           Income
                                                          --------------  ---------------       -------------     ---------------
Retained deficit at December 31                           $    (341,906)                        $   (453,140)

Net income                                                       43,361   $       43,361              44,543      $        44,543
                                                                          --------------                          ---------------

Distributions to Tribe                                          (10,000)                             (11,998)
                                                          -------------                         ------------
Retained deficit at March 31                                   (308,545)                            (420,595)
                                                          -------------                         ------------

Accumulated other comprehensive loss at December 31                (645)                                   -

Unrealized loss on derivative instruments                                           (521)                                       -
                                                                          --------------                          ---------------

Other comprehensive loss                                           (521)            (521)                  -                    -
                                                          -------------   ---------------      -------------      ---------------

Comprehensive income                                                      $       42,840                          $        44,543
                                                                          ==============                          ===============

Accumulated other comprehensive loss at March 31                 (1,166)                                   -
                                                          -------------                        -------------

Total capital ending balance at March 31                  $    (309,711)                       $    (420,595)
                                                          =============                        =============

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                                     For the                   For the
                                                                                Six Months Ended          Six Months Ended
                                                                                 March 31, 2001            March 31, 2000
                                                                                  (unaudited)               (unaudited)
                                                                            -------------------------   ---------------------
                                                                             (restated - see note 9)
Cash flows provided by (used in) operating activities:

Net income                                                                  $                 73,573    $             59,703

Adjustments to reconcile net income to
  net cash flow provided by operating activities:
  Depreciation and amortization                                                               11,534                  15,286
  Loss on disposition of assets                                                                    -                     182
  Provision for losses on receivables                                                            275                     414
  Accretion of relinquishment liability discount                                              17,916                  11,527
  Cash paid for accretion of relinquishment liability
       discount                                                                              (14,721)                      -
  Decrease in fair value of derivative instruments                                             2,402                       -
  Amortization of debt issuance costs                                                          2,094                       -
Changes in operating assets and liabilities:
  Increase in receivables and other assets                                                   (16,547)                 (4,623)
  Increase in accounts payable and accrued expenses                                            6,312                   2,956
                                                                            -------------------------   ---------------------

    Net cash flows provided by operating activities                                           82,838                  85,445
                                                                            -------------------------   ---------------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment                                                           (18,919)                 (7,029)
Increase in construction in process, net of change in
   construction payables of $47,025 and $0, respectively                                    (213,899)                (97,915)
                                                                            -------------------------   ---------------------

    Net cash flows used in investing activities                                             (232,818)               (104,944)
                                                                            -------------------------   ---------------------

Cash flows provided by (used in) financing activities:

Distributions to Tribe                                                                       (20,000)                (22,246)
Principal portion of relinquishment liability payments                                        (6,310)                      -
Payment on capital lease obligations                                                          (2,719)                 (5,991)
Bank credit facility borrowings                                                              128,000                       -
Capitalized financing fees                                                                    (2,234)                      -
Defeasance trust asset                                                                             -                 135,507
Defeasance liability                                                                               -                (140,344)
                                                                            -------------------------   ---------------------

    Net cash flows provided by (used in) financing activities                                 96,737                 (33,074)
                                                                            -------------------------   ---------------------
    Net decrease in cash and cash equivalents                                                (53,243)                (52,573)

Cash and cash equivalents at beginning of period                                             115,731                 276,598
                                                                            -------------------------   ---------------------

Cash and cash equivalents at end of period                                  $                 62,488    $            224,025
                                                                            =========================   =====================


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

Reclassifications

        Certain amounts in the fiscal year 2000 financial statements have been reclassified to conform with the fiscal year 2001 presentation.

New Accounting Pronouncements

        On October 1, 2000, the Authority adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. See Note 4.


NOTE 3 - DISCONTINUED OPERATIONS:

        On November 29, 2000 the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses of bingo operations have been excluded from the captions in the Statements of Income and have been reported as "Loss from discontinued operations."

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


NOTE 4 - FINANCING FACILITIES:

        Financing facilities, as described below, consisted of the following (in thousands):

                                                              March 31,                 September 30,
                                                                2001                        2000
                                                          --------------------      ------------------------
     Bank Credit Facility                                    $    128,000              $             -
     $200M 8 1/8% Senior Notes                                    200,000                      200,000
     $300M 8 3/4% Senior Subordinated Notes                       300,000                      300,000
                                                         --------------------      ------------------------
                                                             $    628,000              $       500,000
                                                         ====================      ========================

Bank Credit Facility

        As of March 31, 2001, the Authority had $128.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

        At the Authority's option, each advance of loan proceeds accrues interest on the basis of base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio, as defined in the Bank Credit Facility). At March 31, 2001, one-month LIBOR was 5.08% and the applicable spread on a LIBOR loan was 1.375%. Interest on each LIBOR loan, that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date that is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan shall be due and payable quarterly in arrears. The Authority had no base rate loans at March 31, 2001. Accrued interest on the Bank Credit Facility was $416,000 as of March 31, 2001.

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

Financial Covenant Requirements

        The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of March 31, 2001, the Authority was in compliance with all financial covenant requirements.

Derivative Instruments


        The Authority uses derivative instruments, including an interest rate cap, collar and swap, in its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility. The Authority's objective in managing interest rate risk is to ensure appropriate income and sufficient liquidity to meet its obligations. The Authority analyzes interest rate risk using various models that forecast cash

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

flows of the liabilities and their supporting assets, including derivative instruments. The Authority does not believe that there is any material risk exposure with respect to derivative or other financial instruments which it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management's established limits.

     The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000 the Authority adopted SFAS 133, designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at March 31, 2001. The interest rate collar listed below was deemed to be ineffective at March 31, 2001.

     Derivative instruments held by the Authority at March 31, 2001 are as follows:

                                              Notional                       Estimated
                                               Value          Cost           Fair Value
                                            -----------     --------       ------------
     Interest Rate Cap
      Strike Rate - 8%                      $22,314,600     $410,000       $      2,000

     Interest Rate Collar
      Ceiling Strike Rate - 8%
      Floor Strike Rate - 6%                  1,353,800      295,000         (1,665,267)

     Interest Rate Swap
      Pay fixed - 6.35%
      Receive Variable                          676,900      221,000          ( 980,111)
                                            -----------     --------       ------------
              Total                         $24,345,300     $926,000        $(2,643,378)
                                            ===========     ========       ============

     All derivative instruments are based on one-month LIBOR. One-month LIBOR was 5.08% on March 31, 2001.

     In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As a result of the modifications, the interest rate collar was deemed to be a net written option that did not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from other comprehensive income to interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at March 30, 2001.

     The aggregate fair market value change in all derivative instruments was $1.4 million and $3.5 million for the three and six months ended March 31, 2001. In accordance with SFAS 133, the Authority recorded $521,000 and $1.1 million related to the unrealized loss on the derivative instruments as a component of accumulated other comprehensive loss in the accompanying balance sheets and recorded $904,000 and $2.4 million as interest expense in the accompanying statements of income for the quarter and six months ended March 31, 2001, respectively. The Authority held no derivative instruments during the quarter ended March 31, 2000. As of March 31, 2001, the fair market value of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets. As of September 30, 2000, premiums paid for derivative instruments were capitalized and are reflected in other assets in the accompanying balance sheets.

Senior Notes

     On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125 % per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

Senior Subordinated Notes

     On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July
1. The Senior Subordinated Notes mature on January 1, 2009. The Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 8) that are then due and owing. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of March 31, 2001, accrued interest on the Senior Subordinated Notes was $6.6 million.

Letters of Credit

     The Authority has available a $250,000 uncollateralized letter of credit that expires on August 31, 2001 and a $550,000 letter of credit agreement that expires on April 16, 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. The Authority maintains these letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority also had a $250,000 letter of credit that expired on January 11, 2001. As of March 31, 2001, no amounts were drawn on the letters of credit.

Subordinated Notes/Defeasance Trust

     The Authority had $90.0 million of subordinated financing from Sun International and Waterford Gaming LLC in the form of subordinated notes ("Subordinated Notes"). Interest on the Subordinated Notes ranged from prime plus 1.0% to 15.0%. Interest on the Subordinated Notes was payable semi-annually, provided that all such interest was deferred and not paid until at least half of the Authority's then existing secured notes ("Existing Notes") were offered to be repurchased or retired, pursuant to the terms of the Existing Notes and certain other conditions. In March 1999, the Authority redeemed the Existing Notes.

     The Authority agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100.0% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority exercised its rights under the original purchase agreement for the Subordinated Notes to affect a defeasance of the Subordinated Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The Subordinated Notes of $140.3 million, representing the outstanding principal balance of $90.0 million and accrued interest of $50.3 million, were tendered on December 30, 1999, two days prior to the redemption date for year 2000 contingency purposes. The Authority had reduced accrued interest by $ 500,000 to account for the gain on the extinguishment of debt related to the tender of the Subordinated Notes. The amounts reflected in the accompanying Statements of Cash Flows reflect the sale of the assets in the defeasance trust and the payment of the defeasance liability on December 30, 1999.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

NOTE 5 - LEASES:

     At March 31, 2001, the Authority was obligated under capital leases to make future minimum lease payments as follows (in thousands):

      For the fiscal year ending:

      September 30, 2001                          $   1,452
      September 30, 2002                              2,357
      September 30, 2003                                 64
                                                  ---------
      Total minimum lease payments                    3,873

      Amount representing interest                     (202)
                                                  ---------

      Total capital lease obligations                 3,671
      Less:  Amount due within one year              (2,721)
                                                  ---------

      Amount due after one year                   $     950
                                                  =========


     On April 18, 2001, the Authority paid $1.4 million to buy out two of its capital lease obligations.

     Operating lease expenses, excluding costs to obtain assets, were $902,000 and $1.8 million, respectively, for the quarter and six months ended March 31, 2000. No operating leases with terms of more than one year existed during the six months ended March 31, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS:

     The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2001 and 2000, expenses associated with these services were $2.7 million and $2.5 million, respectively, and $5.5 million and $4.6 million for the six months ended March 31, 2001 and 2000, respectively. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the quarters ended March 31, 2001 and 2000, expenses related to these agreements totaled $97,000 and $88,000, respectively. Expenses related to these agreements totaled $181,000 and $172,000, for the six months ended March 31, 2001 and 2000, respectively.

     At March 31, 2001, amounts due from the Tribe of $16.8 million relates to $15.8 million in payments made by the Authority on behalf of the Tribe for the construction of certain utilities and the public safety facility that will service the Mohegan Reservation. The Tribe anticipates obtaining tax-exempt financing which will, among other

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

things, be used to repay this advance. The remainder of the amounts due from the Tribe are related to operational receivables incurred in the normal course of business.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

        The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for the completion of Project Sunburst. As of March 31, 2001, the Authority had incurred $506.0 million, excluding capitalized interest and expects to incur an additional $382.9 million for the remainder of fiscal year 2001. The remaining $71.1 million is anticipated to be incurred during fiscal year 2002. As of March 31, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $27.1 million. Capitalized interest for the quarters ended March 31, 2001 and 2000 totaled $9.6 million and $1.8 million, respectively. Capitalized interest for the six months ended March 31, 2001 and 2000 totaled $16.7 million and $2.9 million, respectively.

The Mohegan Compact

        In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of
(a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80 million. For the quarters ended March 31, 2001 and 2000, the Authority reflected expenses associated with the Slot Win Contribution totaling $33.8 million and $32.7 million, respectively. The Authority reflected expenses associated with Slot Win Contribution totaling $66.8 million and $63.6 million for the six months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, outstanding Slot Win Contribution payments to the State of Connecticut totaled $12.7 million.

Town of Montville Agreement

        On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe assigned its rights and obligations in this agreement to the Authority. As of March 31, 2001, the Authority had fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

Expansion Construction Management Agreement with Perini Building Company, Inc.

        The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of March 31, 2001, Perini had received $11.1 million of the $20.5 million fee, which has been included in construction in process in the accompanying balance sheets. For each of the quarters ended March 31, 2001 and 2000, the Authority incurred $1.5 million related to the construction management fee. The Authority incurred $3.0 million in fees for each of the six months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Authority owed $497,000 to Perini related to the Construction Management Agreement.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Litigation

        The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 8 - TCA AGREEMENTS:

Management Agreement

        Previously, the Tribe and Trading Cove Associates ("TCA") entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the six months ended March 31, 2000. There were no management fees for the quarters ended March 31, 2001 and 2000, or for the six months ended March 31, 2001, due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

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

        The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At March 31, 2001, the carrying amount of the relinquishment liability was $669.8 million as compared to $672.9 million at September 30, 2000. The decrease is due to $21.0 million in relinquishment payments, partially offset by $17.9 million in accretion of relinquishment liability discount. Of the $21.0 million in relinquishment payments, $6.3 million represents principal amounts and the remaining $14.7 million is payment for the accretion of interest. As of March 31, 2001, relinquishment payments earned but unpaid were $10.2 million.

Development Agreement

        On February 7, 1998, the Authority and TCA entered into a development services agreement (the "Development Agreement"). Under the Development Agreement, TCA is responsible for the administration and supervision of the

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

construction manager and the entire construction process of Project Sunburst. TCA is acting as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA is responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payments requests submitted to the Authority.

     Payment of the Development Fee

        Under the Development Agreement, the Authority is required to pay TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of March 31, 2001, the Authority had incurred $7.1 million related to the development fee, of which $5.5 million had been paid. For the quarters ended March 31, 2001 and 2000, the Authority incurred $1.6 million and $896,000, respectively, related to the development fee. Development fees totaled $2.2 million and $2.3 million, for the six months ended March 31, 2001 and 2000, respectively. All amounts incurred have been included in construction in process on the accompanying balance sheets.

     Termination and Disputes

        The Development Agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 7, 2008. In addition, each party has the right to terminate the Development Agreement if there is a material default or failure to perform a material duty or obligation by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and have agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority also has waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

NOTE 9 - RESTATEMENT AND RECLASSIFICATIONS:

        The Authority has restated its financial statements for the quarter ended March 31, 2001 to reflect the effects of the following adjustments: (i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34 "Capitalization of Interest Cost," (ii) to record Project Sunburst related capital expenditures incurred in the quarter and six months ended March 31, 2001, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to March 31, 2001 and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $1.8 million and $4.8 million for the quarter and six months ended March 31, 2001, respectively, and increasing its total assets by $46.5 million as of March 31, 2001.

        In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. The reclassifications have no effect on the Authority's net income.

        The financial statements as of and for the quarter and six months ended March 31, 2001 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)

                                                 Previously
                                                  Reported
                                                  For the                            Restatement                  Restated
                                               March 31, 2001*  Reclassifications    Adjustments                March 31, 2001
                                               --------------   -----------------   --------------             ---------------
                    ASSETS
                    ------
 Current assets:
    Cash and cash equivalents                  $       62,488   $              -    $            -              $        62,488
    Receivables, net                                    7,204             (1,077)a               -                        6,127
    Due from Tribe                                     16,803                  -                 -                       16,803
    Inventories                                         7,179                  -                 -                        7,179
    Other current assets                                5,759              1,077 a               -                        6,836
                                               --------------   ----------------    --------------              ---------------
      Total current assets                             99,433                  -                 -                       99,433

 Non-current assets:
    Property and equipment, net                       337,309                  -            10,069 e,f.2                347,378
    Construction in process                           492,093                  -            33,830 e,g.2,h              525,923
    Trademark, net                                    121,410                  -                 -                      121,410
    Other assets, net                                  19,144              2,643 b               -                       21,787
                                               --------------   ----------------    --------------              ---------------
        Total assets                           $    1,069,389   $          2,643    $       43,899              $     1,115,931
                                               ==============   ================    ==============              ===============

           LIABILITIES AND CAPITAL
           -----------------------
 Current liabilities:
    Current portion of capital lease
      obligations                              $        2,721   $              -    $            -              $         2,721
    Current portion of relinquishment
      liability                                        46,508             10,181 c               -                       56,689
    Accounts payable and accrued expenses              72,524            (20,817)d               -                       51,707
    Construction payables                                   -             20,817 d          37,998 h                     58,815
    Accrued interest payable                           11,041                  -                 -                       11,041
                                               --------------   ----------------    --------------              ---------------
        Total current liabilities                     132,794             10,181            37,998                      180,973

 Non-current liabilities:
     Long-term debt                                   628,000                  -                 -                      628,000
     Relinquishment liability, net of
      current portion                                 623,257            (10,181)c               -                      613,076
     Capital lease obligations, net of
      current portion                                     950                  -                 -                          950
     Other long-term liabilities                            -              2,643 b               -                        2,643
                                               --------------   ----------------    --------------              ---------------
        Total liabilities                           1,385,001              2,643            37,998                    1,425,642
                                               --------------   ----------------    --------------              ---------------

 Capital:
     Retained deficit                                (313,321)                 -             4,776 f.2,g.2,i.2         (308,545)
     Accumulated other comprehensive loss              (2,291)                 -             1,125 i.2                   (1,166)
                                               --------------   ----------------    --------------              ---------------
        Total capital                                (315,612)                 -             5,901                     (309,711)
                                               --------------   ----------------    --------------              ---------------

        Total liabilities and capital          $    1,069,389   $          2,643    $       43,899              $     1,115,931
                                               ==============   ================    ==============              ===============

* Previously reported in Form 10-Q filed by the Authority on May 11, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statements of Income
                                 (in thousands)

                                                  Previously
                                                   Reported                                                      Restated
                                                   For the                                                        For the
                                                Quarter Ended                            Restatement           Quarter Ended
                                               March 31, 2001*     Reclassifications     Adjustments           March 31, 2001
                                               --------------      -----------------     -----------           ---------------
Revenues:
Net revenues                                   $      187,780        $        -          $         -              $  187,780
                                               --------------        ----------          -----------              ----------
Operating costs and expenses:
   Gaming                                              77,770                 -                    -                  77,770
   Food and beverage                                    5,942                 -                    -                   5,942
   Retail, entertainment and other                      7,571                 -                    -                   7,571
   Marketing, general and administrative               32,352                 -                    -                  32,352
   Pre-opening costs and expenses                       1,927                 -                    -                   1,927
   Depreciation and amortization                        6,943            (1,114) k.1              64 f.1               5,893
                                               --------------        ----------           ----------              ----------
       Total operating costs and expenses             132,505            (1,114)                  64                 131,455
                                               --------------        ----------           ----------              ----------

Income from operations                                 55,275             1,114                  (64)                 56,325
                                               --------------        ----------           ----------              ----------

Other income (expense):
   Relinquishment liability reassessment               (8,958)            8,958  l.1               -                       -
   Accretion of relinquishment liability
     discount                                               -            (8,958) l.1               -                  (8,958)
   Interest income                                        578                (2) m.1               -                     576
   Other income, net                                        -                 2  m.1               -                       2
   Interest expense, net of capitalized
     interest                                          (5,890)           (1,114) k.1           2,755 g.1,i.1,n.1      (4,249)
   Change in fair value of derivative
     instruments                                          865                 -                 (865)n.1                   -
                                               --------------        ----------           ----------              ----------
       Total other income (expense)                   (13,405)           (1,114)               1,890                 (12,629)
                                               --------------        ----------           ----------              ----------

Income from continuing operations                      41,870                 -                1,826                  43,696

   Loss from discontinued operations                     (335)                -                    -                    (335)
                                               --------------        ----------           ----------              ----------

Net income                                     $       41,535        $        -           $    1,826              $   43,361
                                               ==============        ==========           ==========              ==========

* Previously reported in Form 10-Q filed by the Authority on May 11, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                 Previously
                                                  Reported                                                        Restated
                                                   For the                                                         For the
                                              Six Months Ended                        Restatement             Six Months Ended
                                               March 31, 2001*  Reclassifications     Adjustments              March 31, 2001
                                               --------------   -----------------     -----------              --------------
Revenues:
Net revenues                                  $     370,870       $          -        $        -                 $     370,870
                                              -------------       ------------        ----------                 -------------
Operating costs and expenses:
   Gaming                                           156,159                  -                 -                       156,159
   Food and beverage                                 12,020                  -                 -                        12,020
   Retail, entertainment and other                   15,474                  -                 -                        15,474
   Marketing, general and administrative             71,789                  -                 -                        71,789
   Pre-opening costs and expenses                     3,316                  -                 -                         3,316
   Depreciation and amortization                     13,522             (2,094) k.2          106  f.2                   11,534
                                              -------------       ------------        ----------                 -------------
       Total operating costs and expenses           272,280             (2,094)              106                       270,292
                                              -------------       ------------        ----------                 -------------

Income from operations                               98,590              2,094              (106)                      100,578
                                              -------------       ------------        ----------                 -------------
Other income (expense):
   Relinquishment liability reassessment            (17,916)            17,916  l.2            -                             -
   Accretion of relinquishment liability
     discount                                                          (17,916) l.2            -                       (17,916)
   Interest income                                    1,742                 (2) m.2            -                         1,740
   Other income, net                                      -                  2  m.2            -                             2
   Interest expense, net of capitalized
     interest                                       (11,815)            (2,094) k.2        3,605  g.2,i.2,n.2          (10,304)
   Change in fair value of derivative
     instruments                                     (1,277)                 -             1,277  n.2                        -
                                              -------------       ------------        ----------                 -------------
                                                    (29,266)            (2,094)            4,882                       (26,478)
                                              -------------       ------------        ----------                 -------------

Income from continuing operations                    69,324                  -             4,776                        74,100

   Loss from discontinued operations                   (527)                 -                 -                          (527)
                                              -------------       ------------        ----------                 -------------

Net income                                    $      68,797       $          -        $    4,776                 $      73,573
                                              =============       ============        ==========                 =============

* Previously reported in Form 10-Q filed by the Authority on May 11, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                 Previously
                                  Reported
                                   For the                                                             Restated
                                 Six Months                                                             For the
                                   Ended                   Restatement                             Six Months Ended
                               March 31, 2001*             Adjustments                              March 31, 2001
                               ---------------     --------------------------                ----------------------------
                                                                Comprehensive                               Comprehensive
                                                    Capital        Income                     Capital          Income
                                                   ---------    -------------                ---------      -------------
Retained deficit at October 1   $    (362,118)      $     -                -                $ (362,118)                 -

Net income                             68,797         4,776     $      4,776  f.2,g.2,i.2       73,573      $      73,573
                                                                ------------                                -------------

Distributions to Tribe                (20,000)            -                                    (20,000)
                                -------------       -------                                 ----------
Retained deficit at March 31    $    (313,321)        4,776                                   (308,545)
                                -------------       -------                                 ----------

Accumulated other
  comprehensive income at
  October 1                                 -             -                                          -

Unrealized gain (loss) on
  derivative instruments               (2,291)                         1,125  i.2                                  (1,166)
                                -------------                   ------------                                -------------

Other comprehensive income
  (loss)                               (2,291)        1,125            1,125                    (1,166)            (1,166)
                                -------------       -------     ------------                ----------      -------------

Comprehensive income                                            $      5,901                                $      72,407
                                                                ============                                =============

Accumulated other
  comprehensive income
  (loss) at March 31                   (2,291)                                                  (2,291)
                                -------------                                               -----------
Total capital ending balance
  at March 31                        (315,612)      $ 5,901                                   (309,711)
                                =============       =======                                 ==========

* Previously reported in Form 10-Q filed by the Authority on May 11, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                   Previously
                                                   Reported                                                           Restated
                                                  For the Six                                                         For the Six
                                                  Months Ended                            Restatement                 Months Ended
                                                 March 31, 2001*  Reclassifications       Adjustments                March 31, 2001
                                                 --------------   -----------------     ---------------              --------------
Cash flows provided by (used in) operating
 activities:

Net income                                        $      68,797   $              -      $        4,776  f.2,g.2, i.2 $     73,573

Adjustments to reconcile net income to net
  cash flow provided by operating
  activities:
   Depreciation and amortization                         13,522             (2,094)  o             106  f.2                11,534
   Loss on disposition of assets                              -                  -                   -                          -
   Provision for losses on receivables                      275                  -                   -                        275
   Accretion of relinquishment liability
     discount                                                 -             17,916   p               -                     17,916
   Relinquishment liability reassessment                 17,916            (17,916)  p               -                          -
   Cash paid for accretion of relinquishment
     liability discount                                       -            (14,721)  q               -                    (14,721)
   Change in fair value of derivative
     instruments                                          1,277                  -               1,125  i.2                 2,402
   Amortization of debt issuance costs                        -              2,094   o               -                      2,094
Changes in operating assets and liabilities:                                     -                   -
   Increase in receivables and other assets             (16,547)                 -                   -                    (16,547)
   Increase in accounts payable and accrued
     expenses                                            15,339             (9,027)  r               -                      6,312
                                                  --------------  -----------------     ---------------              --------------

   Net cash flows provided by operating
     activities                                         100,579            (23,748)              6,007                     82,838
                                                  --------------  -----------------     ---------------              --------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment                       (8,744)                 -             (10,175) e                 (18,919)
Increase in construction in process, net of
  change in construction payables                      (227,094)             9,027   r           4,168  e, g.2           (213,899)
                                                  --------------  -----------------     ---------------              --------------

   Net cash flows used in investing
     activities                                        (235,838)             9,027              (6,007)                  (232,818)
                                                  --------------  -----------------     ---------------              --------------

Cash flows provided by (used in)
 financing activities:

Distributions to Tribe                                  (20,000)                 -                   -                    (20,000)
Principal portion of relinquishment liability
  payments                                              (21,031)            14,721   q               -                     (6,310)
Payment on capital lease obligations                     (2,719)                 -                   -                     (2,719)
Bank credit facility borrowings                         128,000                  -                   -                    128,000
Capitalized financing fees                               (2,234)                 -                   -                     (2,234)
                                                  --------------  -----------------     ---------------              --------------

   Net cash flows provided by financing
     activities                                          82,016             14,721                   -                     96,737
                                                  --------------  -----------------     ---------------              --------------

   Net decrease in cash and cash equivalents            (53,243)                 -                   -                    (53,243)

Cash and cash equivalents at beginning of period        115,731                  -                   -                    115,731
                                                  --------------  -----------------     ---------------              --------------

Cash and cash equivalents at end of period        $      62,488   $              -      $            -               $     62,488
                                                  ==============  =================     ===============              ==============

* Previously reported in Form 10-Q filed by the Authority on May 11, 2001.

See page 20 of the Notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Adjustment footnotes (in thousands):

a. Reclassified an amount pertaining to Deferred Compensation Plan assets of $1,077 from receivables, net to other current assets.
b. Reclassified estimated negative fair value of $2,643 on derivative instruments held by the Authority at March 31, 2001 from other assets, net to other long-term liabilities.
c. Reclassified long-term relinquishment liability of $10,181 to short-term relinquishment liability.
d. Reclassified construction related payables of $20,817 from accounts payable and accrued expenses to construction payables.
e. Reclassified utilities facility costs of $10,175 from construction in process to property and equipment, net.
f. Recorded depreciation on additional utilities facility costs capitalized and placed into service in November 2000:
     1.   $64 for quarter ended March 31, 2001.
     2.   $106 for the six months ended March 31, 2001.
g.   Recorded additional capitalized interest pertaining to Project Sunburst:
     1.   $3,659 for quarter ended March 31, 2001.
     2.   $6,007 for the six months ended March 31, 2001.
h. Recorded an accrual for construction payables of $37,998 pertaining to Project Sunburst for work completed by March 31, 2001, but paid subsequent to March 31, 2001:
i. In accordance with SFAS 133, recorded an adjustment to reflect the unrealized loss on derivative instruments:
     1.   $1,769 for the quarter ended March 31, 2001.
     2.   $1,125 for the six months ended March 31, 2001.
j.   Omitted.
k. Reclassified amortization of debt issuance costs from depreciation and amortization to interest expense, net of capitalized interest:
     1.   $1,114 for quarter ended March 31, 2001.
     2.   $2,094 for the six months ended March 31, 2001.
l. Reclassified relinquishment liability reassessment to accretion of relinquishment liability discount:
     1.   $8,958 for quarter ended March 31, 2001.
     2.   $17,916 for six months ended March 31, 2001.
m.   Reclassified interest income of $2 to other income, net:
     1.   $2 for the quarter ended March 31, 2001.
     2.   $2 for the six months ended March 31, 2001.
n. Reclassified change in fair value of derivative instruments to interest expense, net of capitalized interest:
     1.   $865 for quarter ended March 31, 2001.
     2.   $1,277 for six months ended March 31, 2001.
o. Reclassified amortization of debt issuance costs from depreciation and amortization to amortization of debt issuance costs.
p. Reclassified relinquishment liability reassessment to accretion of relinquishment liability discount.
q. Reclassified cash paid for accretion of relinquishment liability discount from principal portion of relinquishment payments.
r. Reclassified change in construction payables from increases in accounts payable and accrued expenses to increase in construction in process.

NOTE 10--SUBSEQUENT EVENTS:

     On April 18, 2001, the Authority opened its smoke-free slot area, The Hall of the Lost Tribes. The highly thematic smoke-free gaming venue features 637 slot machines, quick service dining, and a new cocktail bar with video poker. The Hall of the Lost Tribes is anticipated to be completed for $18.0 million, $2.0 million below the original $20.0 million budget.

     On April 18, 2001, the Authority announced that all employees will be enrolled in a Defined Retirement Plan ("The Plan") sponsored by the Authority. The Plan will be effective July 2001 and contributions by the Authority will be based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment by the Authority.

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

Forward Looking Statements

     Some information included in this Amended Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission ("SEC") contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Annual Reports on Form 10-K for the fiscal year ended September 30, 2000, as well as the Authority's other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q/A are made only as of the date of this report. The Authority does not have and the Authority does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

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

     Mohegan Sun

     In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. As of March 31, 2001 Mohegan Sun had parking spaces for approximately 7,500 guests and 2,700 employees. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority began construction in 1999 of a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, will include increased gaming, restaurant and retail space and an entertainment arena. The remaining components will include a 1,200-room luxury hotel and approximately 100,000 square feet of convention space.

     Mohegan Sun operates in an approximately 635,000 square foot facility which, at March 31, 2001, includes the following:

     . approximately 3,033 slot machines, 154 table games (including blackjack, roulette, craps and baccarat) and 42 poker tables;

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

     The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                             For the           For the           For the          For the
                                             Quarter           Quarter          Six Months       Six Months
                                              Ended             Ended              Ended            Ended
                                            March 31,         March 31,         March 31,        March 31,
                                              2001              2000              2001             2000
                                            ---------         ---------         ---------        ---------
     Gaming                                        89%               89%               88%              87%
     Food and beverage                              5%                6%                5%               6%
     Retail, entertainment and other                6%                5%                7%               7%
                                            ---------         ---------         ---------        ---------
         Total                                    100%              100%              100%             100%
                                            =========         =========         =========        =========

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

                                             For the           For the            For the          For the
                                             Quarter           Quarter          Six Months        Six Months
                                              Ended             Ended             Ended             Ended
                                            March 31,         March 31,         March 31,         March 31,
                                              2001              2000              2001              2000
                                            ---------         ---------        -----------      -------------
     Food and beverage                      $   5,947         $   5,771        $   12,314        $    12,283
     Retail, entertainment and other            6,304             6,001            13,740             13,354
                                            ---------         ---------        ----------        -----------
         Total                              $  12,251         $  11,772        $   26,054        $    25,637
                                            =========         =========        ==========        ===========

     Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants and retail outlets located within Mohegan Sun, the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

     Gaming expenses. Gaming expenses primarily include the Slot Win Contribution which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations, table games, poker and racebook expenses and promotional expenses for the redemption of the Mohegan Sun Player's Club points and the Sun Select Catalog.

     EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, management fees payable to TCA pursuant to the Management Agreement, discontinued operations and other non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                             For the             For the            For the            For the
                                                             Quarter             Quarter           Six Month          Six Month
                                                              Ended               Ended              Ended              Ended
                                                            March 31,           March 31,          March 31,          March 31,
                                                              2001                2000               2001               2000
                                                        ---------------       -------------    ---------------    ---------------
                                                        (restated - see                        (restated - see
                                                         note 9 to the                          note 9 to the
                                                          Authority's                            Authority's
                                                            financial                              financial
                                                           statements)                            statements)
    EBITDA
    Net income                                       $       43,361        $       44,543    $        73,573    $        59,703
    Add back:
    Interest expense, net of capitalized interest             4,249                 9,131             10,304             23,159
    Interest income                                            (576)               (4,299)            (1,740)            (7,544)
    Income taxes                                                  -                     -                  -                  -
    Depreciation and amortization                             5,893                 7,760             11,534             15,286
                                                     --------------        --------------    ---------------    ---------------
    EBITDA                                           $       52,927                57,135             93,671             90,604
                                                     --------------        --------------    ---------------    ---------------
    EBITDA Margin                                              28.2%                 31.4%              25.3%              25.5%

    Adjustments to EBITDA to reconcile to
       Adjusted EBITDA
    Pre-opening costs and expenses                   $        1,927        $        1,110    $         3,316    $         2,017
    Accretion of relinquishment liability discount            8,958                 5,764             17,916             11,527
    Other income, net                                            (2)                   (1)                (2)                (1)
    Management fees                                               -                     -                  -             13,634
    Discontinued operations                                     335                    40                527                306
                                                     --------------        --------------    ---------------    ---------------
    Adjusted EBITDA                                  $       64,145        $       64,048    $       115,428    $       118,087
                                                     ==============        ==============    ===============    ===============
    Adjusted EBITDA Margin                                     34.2%                 35.2%              31.1%              33.2%

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

     The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority has recognized amortization associated with the $130.0 million trademark of $859,000 for each of the quarters ended March 31, 2001 and 2000. The Authority has recognized amortization associated with the $130.0 million trademark of $1.7 million and $2.6 million for the six months ended March 31, 2001 and 2000, respectively. See Note 8 to the Authority's financial statements beginning on page 3 for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

     Comparison of Operating Results for the Quarters Ended March 31, 2001 and 2000:

     Net revenues for the quarter ended March 31, 2001 increased by $5.6 million, or 3.1%, to $187.8 million from $182.2 million reported for the same period of the prior year. This increase primarily is attributable to an increase in gaming revenues.

     Adjusted EBITDA for the quarter ended March 31, 2001 increased by $97,000, or 0.2%, to $64.1 million from $64.0 million for the quarter ended March 31, 2000. Mohegan Sun achieved a 34.2% Adjusted EBITDA margin for the quarter ended March 31, 2001 compared to a 35.2% Adjusted EBITDA margin for the quarter ended March 31, 2000. The decline in margin is the result of marketing, general and administrative and gaming expenses increasing at a greater rate than revenues.

     The Connecticut slot market grew at a rate of 0.2% for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The State of Connecticut reported a gross slot win of $317.2 million and $316.4 million for the quarters ended March 31, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 3.4% in the quarter ended March 31, 2001 over the quarter ended March 31, 2000. Gross slot revenues were $135.2 million and $130.7 million for the quarters ended March 31, 2001 and 2000, respectively. Gross slot win per unit per day was $496 and $475 for the respective periods.

     Gaming revenues for the quarter ended March 31, 2001 increased by $5.0 million, or 2.9%, to $180.6 million from $175.6 million for the quarter ended March 31, 2000. This increase in gaming revenues is due to a 2.1% growth in net slot machine revenues and a 5.8% increase in table game revenues.

     Food and beverage revenues for the quarter ended March 31, 2001 decreased by $643,000, or 5.5% to $11.0 million from $11.7 million for the quarter ended March 31, 2000. The decrease is attributable principally to an 11.8% decrease in meals served for the quarter ended March 31, 2001 as compared to the same period in the prior year.

     Retail, entertainment and other revenues for the quarter ended March 31, 2001 increased by $1.4 million, or 13.0%, to $12.0 million from $10.6 million for the same period in the prior year. Of the $1.4 million increase in retail, entertainment and other revenues, $313,000 is attributable to increased retail revenues, $586,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center and $389,000 is attributable to increased entertainment revenue.

     Promotional allowances for the quarter ended March 31, 2001 increased by $197,000, or 1.3%, to $15.8 million from $15.6 million for the quarter ended March 31, 2000. This growth is attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 8.8% and 8.9% for the quarters ended March 31, 2001 and 2000, respectively.

     Total operating costs and expenses for the quarter ended March 31, 2001 increased by $4.4 million, or 3.5%, to $131.5 million from $127.0 million for the quarter ended March 31, 2000. The increase is primarily the result of increases in gaming, retail, entertainment and other, marketing, general and administrative costs including higher utility costs.

     Gaming costs and expenses for the quarter ended March 31, 2001 increased by $3.6 million, or 4.8%, to $77.8 million from $74.2 million for the quarter ended March 31, 2000. The Slot Win Contribution totaled $33.8 million and $32.7 million for the quarters ended March 31, 2001 and 2000, respectively. The Slot Win Contribution increase of $1.1 million, or 3.4%, over the same period in the prior year is attributable to the $2.7 million, or 2.1%, increase in net slot revenues. Gaming costs and expenses as a percentage of gaming revenues were 43.1% in the quarter ended March 31, 2001 compared to 42.3% in the quarter ended March 31, 2000. The increase is due to a greater increase in costs compared to revenues.

     Food and beverage costs and expenses for the quarter ended March 31, 2001 increased by $86,000, or 1.5%, over the quarter ended March 31, 2000. Food and beverage costs were $5.9 million for each of the quarters ended March 31, 2001 and 2000. The increase is primarily attributable to higher labor and benefit costs.

     Retail, entertainment and other costs and expenses for the quarter ended March 31, 2001 increased by $1.1 million, or 16.7%, to $7.6 million from $6.5 million for the quarter ended March 31, 2000. The increase is attributable directly to the 13.0% growth in retail, entertainment and other revenues which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

     Marketing, general and administrative costs for the quarter ended March 31, 2001 increased by $743,000, or 2.4%, to $32.4 million from $31.6 million for the quarter ended March 31, 2000. This increase is attributable to advertising campaigns and higher utility costs. Management believes advertising programs have driven incremental patronage, expanding Mohegan Sun's brand awareness and market share.

     Pre-opening costs and expenses for the quarter ended March 31, 2001 increased by $817,000, or 73.6%, to $1.9 million from $1.1 million for the quarter ended March 31, 2000. Pre-opening costs and expenses are comprised primarily of pre-opening labor and marketing costs associated with the Project Sunburst expansion.

     Depreciation and amortization for the quarter ended March 31, 2001 decreased by $1.9 million, or 24.1%, to $5.9 million from $7.8 million for the quarter ended March 31, 2000. This decrease is attributable to decreased depreciation on furniture and equipment, versus the same period in the prior year.

     Income from operations for the quarter ended March 31, 2001 increased by $1.1 million, or 2.1%, to $56.3 million from $55.2 million for the quarter ended March 31, 2000. This increase is attributable to the increase in gross revenues, partially offset by an increase in gaming, retail, entertainment and other and marketing, general and administrative expenses.

     Accretion of relinquishment liability discount for the quarter ended March 31, 2001 increased by $3.2 million, or 55.4%, to $9.0 million from $5.8 million for the quarter ended March 31, 2000. This increase is due to the Authority's quarterly accretion of the liability to reflect the impact of the time value of money due to the passage of time.

     Interest income for the quarter ended March 31, 2001 decreased by $3.7 million, or 86.6%, to $576,000 from $4.3 million for the quarter ended March 31, 2000. This decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $20.6 million and $193.7 million for the quarter ended March 31, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

     Interest expense for the quarter ended March 31, 2001 decreased by $4.9 million, or 53.8%, to $4.2 million from $9.1 million for the quarter ended March 31, 2000. Included in interest expense for the quarter ended March 31, 2001 is a net loss of $904,000 due to the change in the fair value of the Authority's derivative instruments. This decrease in interest expense mainly was attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $9.6 million for the quarter ended March 31, 2001 compared to $1.8 million for the quarter ended March 31, 2000. The weighted average interest rate for the quarter ended March 31, 2001 was 8.2%, compared to 8.4% for the quarter ended March 31, 2000. The weighted average outstanding debt was $595.9 million for the quarter ended March 31, 2001, compared to $514.3 million for the quarter ended March 31, 2000.

     Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue for the quarter ended March 31, 2001 increased by $295,000, or 737.5%, to $335,000 from $40,000 for the quarter ended March 31, 2000.

     Net income for the quarter ended March 31, 2001 decreased by $1.2 million, or 2.7%, to $43.4 million from $44.5 million for the quarter ended March 31, 2000. The decrease in net income is due primarily to an increase in the accretion of the relinquishment liability discount mentioned above, partially offset by an increase in income from operations discussed above.

     Comparison of Operating Results for the Six Months Ended March 31, 2001 and 2000:

     Net revenues for the six months ended March 31, 2001 increased by $15.3 million, or 4.3%, to $370.9 million from $355.5 million reported for the six months ended March 31, 2000. This increase primarily is attributable to growth in gaming revenues.

     Adjusted EBITDA for the six months ended March 31, 2001 decreased by $2.7 million, or 2.3%, to $115.4 million from $118.1 million for the six months ended March 31, 2000. Mohegan Sun achieved a 31.1% Adjusted EBITDA margin for the six months ended March 31, 2001 compared to a 33.2% Adjusted EBITDA margin for the six months ended March 31, 2000. The decline in margin is the result of marketing, general and administrative and gaming expenses increasing at a greater rate than revenues.

     The Connecticut slot market grew at a rate of 1.5% for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The State of Connecticut reported a gross slot win of $626.8 million and $617.5 million for the six months ended March 31, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 5.1% in the six months ended March 31, 2001 over the six months ended March 31, 2000. Gross slot revenues were $267.2 million and $254.2 million for the six months ended March 31, 2001 and 2000, respectively. Gross slot win per unit per day was $484 and $459 for the respective periods.

     Gaming revenues for the six months ended March 31, 2001 increased by $15.0 million, or 4.4%, to $355.6 million from $340.5 million for the six months ended March 31, 2000. This increase in gaming revenues is due to a 3.9% growth in slot machine revenues and a 6.6% increase in table game revenues.

     Food and beverage revenues for the six months ended March 31, 2001 decreased by $1.2 million, or 5.4%, to $21.8 million from $23.0 million for the six months ended March 31, 2000. The decrease in food and beverage revenues is attributable principally to an 8.0% decrease in meals served for the six months ended March 31, 2001 as compared to the same period in the prior year.

     Retail, entertainment and other revenues for the six months ended March 31, 2001 increased by $2.5 million, or 9.8%, to $28.6 million from $26.0 million for the six months ended March 31, 2000. Of the $2.5 million increase in retail, entertainment and other revenues, $1.6 million is attributable to increased retail revenues and $1.5 million is attributable to the increased sales at the Mohegan Sun gasoline and convenience center. The increase is offset by a decrease in entertainment and other revenue of $550,000.

     Promotional allowances for the six months ended March 31, 2001 increased by $1.0 million, or 2.9%, to $35.0 million from $34.0 million for the six months ended March 31, 2000. This growth is attributable primarily to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.9% and 10.0% for the six months ended March 31, 2001 and 2000, respectively.

     Total operating costs and expenses for the six months ended March 31, 2001 increased by $1.9 million, or 0.7%, to $270.3 million from $268.4 million for the six months ended March 31, 2000. The increase is a result of increases in gaming, retail, entertainment and other, marketing, general and administrative costs and higher utility costs, partially offset by a reduction in management fees due to the termination of the Management Agreement.

     Gaming costs and expenses for the six months ended March 31, 2001 increased by $8.7 million, or 5.9%, to $156.2 million from $147.4 million for the six months ended March 31, 2000. The Slot Win Contribution totaled $66.8 million and $63.6 million for the six months ended March 31, 2001 and 2000, respectively. The Slot Win Contribution increase of $3.2 million, or 5.1%, over the same period in the prior year is attributable to the $9.8 million, or 3.9%, increase in net slot revenues. Gaming costs and expenses as a percentage of gaming revenues were 43.9% in the six months ended March 31, 2001 compared to 43.3% in the six months ended March 31, 2000.

     Food and beverage costs for the six months ended March 31, 2001 increased by $156,000, or 1.3%, to $12.0 million from $11.9 million for the six months ended March 31, 2000. The increase is attributable primarily to higher labor and benefit costs.

     Retail, entertainment and other costs for the six months ended March 31, 2001 increased by $3.3 million, or 27.6%, to $15.5 million from $12.1 million for the six months ended March 31, 2000. The increase is attributable directly to the 9.8% growth in retail, entertainment and other revenues which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

     Marketing, general and administrative costs for the six months ended March 31, 2001 increased by $5.8 million, or 8.7%, to $71.8 million from $66.0 million for the six months ended March 31, 2000. The increase is attributable to advertising campaigns, combined with higher utility costs. Management believes advertising programs have driven incremental patronage, expanding Mohegan Sun's brand awareness and market share.

     Pre-opening costs and expenses for the six months ended March 31, 2001 increased by $1.3 million, or 64.4%, to $3.3 million from $2.0 million for the six months ended March 31, 2000. Pre-opening costs and expenses are comprised primarily of pre-opening labor and marketing costs associated with the Project Sunburst expansion.

     TCA did not receive management fees for the six months ended March 31, 2001, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $13.6 million for the six months ended March 31, 2000.

     Depreciation and amortization for the six months ended March 31, 2001 decreased by $3.8 million, or 24.5%, to $11.5 million from $15.3 million for the six months ended March 31, 2000. The decrease is attributable to decreased depreciation on furniture and equipment versus the same period in the prior year.

     Income from operations for the six months ended March 31, 2001 increased by $13.4 million, or 15.4%, to $100.6 million from $87.2 million for the six months ended March 31, 2000. The increase is attributable to the increase in net revenues and the decrease in management fees, partially offset by increases in gaming, retail, entertainment and other, and marketing, general and administrative costs.

     Accretion of relinquishment liability discount for the six months ended March 31, 2001 increased by $6.4 million, or 55.4%, to $17.9 million from $11.5 million for the six months ended March 31, 2000. This increase is due to the Authority's quarterly accretion of the liability to reflect the impact of the time value of money due to the passage of time.

     Interest income for the six months ended March 31, 2001 decreased by $5.8 million, or 76.9%, to $1.7 million from $7.5 million for the six months ended March 31, 2000. This decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $21.3 million and $110.0 million for the six months ended March 31, 2001 and 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

     Interest expense for the six months ended March 31, 2001 decreased by $12.9 million, or 55.5%, to $10.3 million from $23.2 million for the six months ended March 31, 2000. Included in interest expense for the six months ended March 31, 2001 is a net loss of $2.4 million due to the change in the fair value of its derivative instruments. This decrease in interest expense mainly was attributable to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $16.7 million for the six months ended March 31, 2001 compared to $2.9 million for the six months ended March 31, 2000. The weighted average interest rate for the six months ended March 31, 2001 was 8.3%, compared to 8.4% for the six months ended March 31, 2000. The weighted average outstanding debt was $550.1 million for the six months ended March 31, 2001, compared to $515.8 million for the six months ended March 31, 2000.

     Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue for the six months ended March 31, 2001 increased by $221,000, or 72.2%, to $527,000 from $306,000 for the six months ended March 31, 2000.

     Net income for the six months ended March 31, 2001 increased by $13.9 million, or 23.2%, to $73.6 million from $59.7 million for the six months ended March 31, 2000. This increase is due primarily to the increase in income from operations mentioned above, and a decrease in interest expense of $12.9 million, partially offset by an increase in the accretion of relinquishment liability discount of $6.4 million.

Liquidity, Capital Resources and Capital Spending

     As of March 31, 2001, the Authority held cash and cash equivalents of $62.5 million, a decrease of $53.2 million from $115.7 million as of September 30, 2000. The decrease is attributable mainly to the decrease in investments held at March 31, 2001 due to the liquidation of the investments for construction payments. Cash provided by operating activities for the six months ended March 31, 2001 decreased by $2.6 million, or 3.1%, to $82.8 million from $85.4 million for the same period in the prior year. The decrease in cash provided from operating activities is attributable to an increase in the cash paid for the accretion of relinquishment liability discount and higher working capital needs offset by higher net income. During fiscal year 2001, the Authority has drawn $128.0 million from the Bank Credit Facility. During fiscal year 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal year 1999, for the sum of $140.3 million, including all accrued and deferred interest on December 30, 1999.

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

     External Sources of Liquidity

     Bank Credit Facility. As of March 31, 2001, the Authority had $128.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

     At the Authority's option, each advance of loan proceeds accrues on the basis of base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio, as defined in the Bank Credit Facility). At March 31, 2001, one-month LIBOR was 5.08% and the applicable spread on a LIBOR loan was 1.375%. Interest on each LIBOR loan that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the interest period. Interest on each base rate loan shall be due and payable quarterly in arrears. The Authority had no base rate loans at March 31, 2001. Accured interest on the Bank Credit Facility was $416,000 as of March 31, 2001.

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

     Capital Expenditures

     Capital Expenditures Incurred to Date. Capital expenditures totaled $279.8 million, including capitalized interest, for the six months ended March 31, 2001, versus $104.9 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

     . Cumulative Project Sunburst construction expenses totaled $533.1 million, including $27.1 million in capitalized interest, through March 31, 2001. During the six months ended March 31, 2001, expenditures totaled $257.9 million, including $16.7 million in capitalized interest, versus $73.4 million, including $2.9 million in capitalized interest, for the six months ended March 31, 2000.

     . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $12.1 million and $7.7 million for the six months ended March 31, 2001 and 2000, respectively.

     . Employee parking center capital expenditures totaled $1.2 million and $14.0 million for the six months ended March 31, 2001 and 2000, respectively. Cumulative expenditures on the employee parking center have totaled $24.9 million through March 31, 2001.

     . Utility enhancement capital expenditures totaled $3.9 million and $9.8 million for the six months ended March 31, 2001 and 2000, respectively. Cumulative expenditures on utility enhancements have totaled $20.9 million through March 31, 2001.

     . Capital expenditures for the construction of the new 637-unit Hall of the Lost Tribes smoke free slot machine venue were $4.7 million for the six months ended March 31, 2001. The Authority did not incur any expenses in conjunction with the Hall of the Lost Tribes for the six months ended March 31, 2000. Cumulative expenditures on the Hall of the Lost Tribes have totaled $4.7 million through March 31, 2001.

     . Capital expenditures for the construction of the employee day care facility were $10,000 during the six months ended March 31, 2001. The Authority did not incur any construction expenses in conjunction with the employee day care facility during the six months ended March 31, 2000. Cumulative expenditures on the employee day care facility have totaled $10,000 through March 31, 2001.

     In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of March 31, 2001, construction retainage totaled $23.4 million, which has been included in construction payables in the Authority's financial statements.

     Expected future capital expenditures. During the remainder of fiscal year 2001, the Authority expects to incur capital expenditures to total approximately $437.0 million and to be allocated as follows:

     .   $12.9 million on maintenance capital expenditures.

     . $382.9 million, excluding capitalized interest, on Project Sunburst construction.

     .   $0.1 million on employee parking center expenditures.

     . $18.0 million on conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue.

     .   $14.1 million on utility enhancements.

     .   $1.0 million on an employee day care center.

     .   $8.0 million on an additional patron parking garage.

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

     As of March 31, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $27.1 million. Capitalized interest for the quarters ended March 31, 2001 and 2000 totaled $9.6 million and $1.8 million, respectively. For the six months ended March 31, 2001 and 2000, capitalized interest totaled $16.7 million and $2.9 million, respectively.

     During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of March 31, 2001, TCA has earned $7.1 million of the development fee of which $5.5 million has been paid. The Authority has incurred $1.6 million and $896,000, respectively, for the quarters ended March 31, 2001 and 2000 related to the development fee. Development fees incurred for the six months ended March 31, 2001 and 2000 totaled $2.2 million and $2.3 million, respectively.

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

     The Tribe commenced construction of a Public Safety Facility in December 1999, within the Eagleview complex, that will service the Mohegan Reservation. Construction was funded initially by the Authority and subsequently reimbursed by the Tribe. The total cost of the Public Safety Facility is $6.8 million. The Authority also has funded initially other Tribal projects, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the Public Safety Facility, is $32.1 million. To date, $16.3 million has been reimbursed by the Tribe, and $15.8 million is reflected in amounts due from Tribe in the Authority's balance sheet as of March 31, 2001.

     Relinquishment Agreement

     Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay to TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun, including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $669.8 million as of March 31, 2001. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See
Note 8 to the Authority's financial statements. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. For the six months ended March 31, 2001, the Authority paid $21.0 million in relinquishment payments, of which $6.3 million represents principal amounts and the remaining $14.7 million is payment for the accretion of interest. As of March 31, 2001, relinquishment payments earned but unpaid were $10.2 million. There were no relinquishment payments during the six months ended March 31, 2000.

     Distributions to the Tribe

     During each of the quarters ended March 31, 2001 and 2000, the Authority distributed $10.0 million to the Tribe. During the six months ended March 31, 2001 and 2000, the Authority distributed $20.0 million and $22.2 million, respectively, to the Tribe.

     Debt Service Costs

     For the quarters and six months ended March 31, 2001 and 2000, the Authority incurred the following debt service costs (in thousands):


                                                                                                       For the           For the
                                                              For the             For the             Six Months       Six Months
                                                           Quarter Ended       Quarter Ended            Ended             Ended
                                                              March 31,          March 31,            March 31,          March 31,
                                                                2001               2000                  2001              2000
                                                          -----------------    -------------      -----------------   ------------
                                                            (restated - see                        (restated - see
                                                             note 9 to the                          note 9 to the
                                                              Authority's                            Authority's
                                                               financial                              financial
                                                              statements)                            statements)

     Bank Credit Facilty                                     $     1,087         $       -          $       1,087      $       -
     $200M 8.125% Senior Notes                                     4,063             4,062                  8,125          8,125
     $300M 8.75% Senior Subordinated Notes                         6,560             6,563                 13,124         13,125
     Financing fees                                                1,114                 -                  2,094              -
     Capital lease obligations                                        77               290                    189            658
     $50M Subordinated Notes                                           -                 -                      -          2,648
     $40M Subordinated Notes                                           -                 -                      -          1,473
     Change in fair market value of derivative instruments           906                 -                  2,403              -
     Capitalized interest                                         (9,558)           (1,784)               (16,718)        (2,870)
                                                             -----------         ---------          -------------      ---------
          Total Interest Expense                             $     4,249         $   9,131          $      10,304      $  23,159
                                                             ===========         =========          =============      =========

Sufficiency of Resources

     The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe, and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next twelve months. Nonetheless, as discussed above, there are potential events or occurrences that may affect adversely the Authority's ability to meet its existing debt obligations, make relinquishment payments and distributions to the Tribe and pay for capital expenditures.

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

     Contractual Obligations                    Fiscal Year
     (in thousands)                               2001 (1)      2-3 years     4-5 years   After 5 years
     ---------------------------------------------------------------------------------------------------
     Long-term debt (2)                         $          -    $       -    $  128,000   $    500,000
     Construction obligations (3)                    665,820      141,671             -              -
     Development obligations (4)                       9,282        4,718             -              -
                                                --------------------------------------------------------
     Total                                      $    675,102    $ 146,389    $  128,000   $    500,000
                                                ========================================================

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

In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, the Authority has prepared the information in the table for only ten years.

                                                 Fiscal
    Contractual Commitments                       Year
    (in thousands)                               2001 (1)    2-3 years    4-5 years     5-10 years
    ----------------------------------------------------------------------------------------------
    Slot winning payment commitments (2)         144,589      373,009      408,682       1,150,391
    Relinquishment commitments (3)                42,899      119,017      133,810         376,658
                                            ------------------------------------------------------
    Total                                       $187,488     $492,026     $542,492      $1,527,049
                                            ======================================================

     (1) Amounts due within one year represent payment commitments from October 1, 2000 to September 30, 2001.
     (2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2000 and 1999, the Slot Win Contribution totaled $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
     (3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in
          Note 8 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. (See
          Note 8 to the Authority's financial statements.)

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

     The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

     One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 8 to the Authority's financial statements. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $500.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 4 to the Authority's financial statements for futher details relating to the terms and conditions of the Bank Credit Facility. As of March 31, 2001, the Authority had drawn $128.0 million on the Bank Credit Facility. On April 26, 2001, the Authority drew an additional $52.0 million on the Bank Credit Facility in connection with Project Sunburst. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

     The following table provides information about the Authority's derivative instruments at March 31, 2001.


                                                                     Estimated Fair
                                    Maturity Date    Notional Value       Value
                                   ---------------   --------------  -------------
Interest Rate Cap
  Strike Rate - 8%                 October 1, 2003    $22,314,600     $     2,000
Interest Rate Collar
  Ceiling Strike Rate - 8%
  Floor Strike Rate - 6%             March 1, 2004      1,353,800      (1,665,267)
Interest Rate Swap
  Pay fixed - 6.35%
  Receive Variable                   March 1, 2004        676,900        (980,111)
                                                      -----------     -----------
              Total                                   $24,345,300     $(2,643,378)
                                                      ===========     ===========

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

                                MOHEGAN TRIBAL GAMING AUTHORITY

Date: November 12, 2002         By:      /s/ Mark F. Brown
      -----------------           ----------------------------------------------
                                Mark F. Brown
                                Chairman, Management Board

Date: November 12, 2002         By:      /s/  William J. Velardo
      -----------------            ---------------------------------------------
                                William J. Velardo
                                President and Chief Executive Officer


Date: November 12, 2002         By:      /s/ Jeffrey E. Hartmann
      -----------------            ---------------------------------------------
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

   Exhibit                        Exhibit Description
     No.

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

*  Filed herewith.