Form 10-Q/A
period 2001-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

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

As more fully described in Note 9, this Form 10-Q/A includes in Item 1 of Part I the restated information and related footnotes thereto for the quarter and nine months ended June 30, 2001 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d 14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-Q is amended by this amendment. The information contained herein is as of June 30, 2001 and does not reflect subsequent events except any that may have existed as of the date of the filing of the original Form 10-Q relating to such quarterly period and which were disclosed therein. For information regarding subsequent events, please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A and Annual Reports on Forms 10-K and 10-K/A filed with respect to periods after June 30, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                          Page
                                                                                                      Number
                                                                                                      ------
Item 1. Financial Statements.

     Report of Independent Accountants by PricewaterhouseCoopers LLP.                                    1

     Report of Independent Accountants by Arthur Andersen LLP.                                           2

     Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2001
     (unaudited) and September 30, 2000.                                                                 3

     Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Nine                   4
     Months Ended June 30, 2001 and 2000 (unaudited).

     Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the Quarters                5
     and Nine Months Ended June 30, 2001 and 2000 (unaudited).

     Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Nine Months Ended               6
     June 30, 2001 and 2000 (unaudited).

     Notes to Financial Statements of Mohegan Tribal Gaming Authority.                                 7-21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of                    22-36
Operations.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.                                         37

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                                                               38
Signatures. Mohegan Tribal Gaming Authority.                                                            39
Certifications.                                                                                         40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of June 30, 2001, the related statements of income and of changes in capital for the quarter and nine-month period ended June 30, 2001 and the related statement of cash flows for the nine-month period ended June 30, 2001. These financial statements are the responsibility of the Authority's management. The Authority's financial statements for the quarter and nine-month period ended June 30, 2000 were reviewed by other independent accountants who have ceased operations. Those independent accountants indicated that they were not aware of any material modifications that should be made to those financial statements for them to be in conformity with accounting principles generally accepted in the United States in their report dated August 8, 2001.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of June 30, 2001 and for the quarter and nine-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the financial statements, the Authority has restated its financial statements as of June 30, 2001 and for the quarter and nine-month period then ended, previously reviewed by other independent accountants who have ceased operations.


/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, CT
November 11, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN) AND HAS NOT BEEN REISSUED BY ANDERSEN.

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of June 30, 2001*, and the related statements of income for the quarter and nine month periods ended June 30, 2001* and 2000 and the statements of capital and cash flows for the nine months ended June 30, 2001* and 2000. These financial statements are the responsibility of the Authority's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, and the related statements of income (loss), capital and cash flows for the three years then ended (not presented separately herein) and in our report dated December 1, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet of the Mohegan Tribal Gaming Authority as of September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
August 8, 2001

*Subsequent to the date of this report, the Authority's balance sheet as of June 30, 2001 and the related statements of income and of capital for the quarter and nine month period ended June 30, 2001, and the related statement of cash flows for the nine month period ended June 30, 2001 were reviewed by other independent accountants whose report appears on page 1.

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                June 30, 2001
                                                                  (unaudited)        September 30, 2000
                                                           ------------------------- -------------------
                                                           (restated - see note 9)
                         ASSETS
                         ------

Current assets:
 Cash and cash equivalents                                      $    76,239            $   115,731
 Receivables, net                                                     6,367                  5,490
 Due from Tribe                                                      27,637                  1,648
 Inventories                                                          9,217                  7,577
 Other current assets                                                 7,428                  5,325
                                                                -----------            -----------
   Total current assets                                             126,888                135,771

Non-current assets:
 Property and equipment, net                                        360,429                338,243
 Construction in process                                            682,925                264,999
 Trademark, net                                                     120,551                123,128
 Other assets, net                                                   21,177                 23,238
                                                                -----------            -----------
   Total assets                                                 $ 1,311,970            $   885,379
                                                                ===========            ===========

               LIABILITIES AND CAPITAL
               -----------------------

Current liabilities:
 Current portion of capital lease obligations                   $     1,739            $     4,055
 Current portion of relinquishment liability                         62,933                 56,646
 Accounts payable and accrued expenses                               52,723                 45,811
 Construction payables                                               69,762                 11,790
 Accrued interest payable                                            21,540                 10,625
                                                                -----------            -----------
   Total current liabilities                                        208,697                128,927

Non-current liabilities:
 Long-term debt                                                     774,000                500,000
 Relinquishment liability, net of current portion                   610,700                616,234
 Capital lease obligations, net of current portion                      222                  2,336
 Other long-term liabilities                                          2,778                      -
                                                                -----------            -----------
   Total liabilities                                             1,596,397              1,247,497
                                                                -----------            -----------
Commitments and contingencies (Note 7)

Capital:
 Retained deficit                                                 (283,256)              (362,118)
 Accumulated other comprehensive loss                               (1,171)                     -
                                                                -----------            -----------
   Total capital                                                  (284,427)              (362,118)
                                                                -----------            -----------
   Total liabilities and capital                                $ 1,311,970            $   885,379
                                                                ===========            ===========

                 The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                               For the           For the            For the           For the
                                                               Quarter           Quarter          Nine Months       Nine Months
                                                                Ended             Ended             Ended              Ended
                                                            June 30, 2001     June 30, 2000     June 30, 2001      June 30, 2000
                                                             (unaudited)        (unaudited)       (unaudited)        (unaudited)
                                                           ----------------- ---------------  ------------------ -------------------
                                                             (restated- see                      (restated- see
                                                                 note 9)                             note 9)
Revenues:
 Gaming                                                       $ 192,053         $ 177,993         $ 547,616         $ 518,512
 Food and beverage                                               12,849            11,242            34,610            34,239
 Retail, entertainment and other                                 14,014            12,286            42,590            38,319
                                                              ---------         ---------         ---------         ---------
   Gross revenues                                               218,916           201,521           624,816           591,070

  Less - Promotional allowances                                (18,374)          (16,712)          (53,404)          (50,741)
                                                              ---------         ---------         ---------         ---------

Net revenues                                                    200,542           184,809           571,412           540,329
                                                              ---------         ---------         ---------         ---------

Operating costs and expenses:
 Gaming                                                          86,965            78,108           243,123           225,527
 Food and beverage                                                6,442             5,565            18,462            17,429
 Retail, entertainment and other                                  7,002             3,771            22,476            15,896
 Marketing, general and administrative                           32,009            32,094           103,798            98,120
 Pre-opening costs and expenses                                   3,724             1,381             7,040             3,398
 Management fees                                                      -                 -                 -            13,634
 Depreciation and amortization                                    7,404             7,500            18,938            22,786
                                                              ---------         ---------         ---------         ---------
   Total operating costs and expenses                           143,546           128,419           413,837           396,790
                                                              ---------         ---------         ---------         ---------

Income from operations                                           56,996            56,390           157,575           143,539
                                                              ---------         ---------         ---------         ---------

Other income (expense):
 Accretion of relinquishment liability
   discount (Note 8)                                            (8,958)           (5,763)          (26,874)          (17,290)
 Interest income                                                    648             2,892             2,389            10,435
 Interest expense, net of capitalized interest (Note 7)         (3,219)           (8,132)          (13,524)          (31,291)
 Other income (expense), net                                      (114)                -              (113)                2
                                                              ---------         ---------         ---------         ---------
   Total other income (expense)                                (11,643)          (11,003)          (38,122)          (38,144)
                                                              ---------         ---------         ---------         ---------

Income from continuing operations                                45,353            45,387           119,453           105,395

 Loss from discontinued operations                                 (64)             (159)             (591)             (465)
                                                              ---------         ---------         ---------         ---------

Net income                                                    $  45,289         $  45,228         $ 118,862         $ 104,930
                                                              =========         =========         =========         =========

                 The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                              For the Nine Months                   For the Nine Months
                                                              Ended June 30, 2001                   Ended June 30, 2000
                                                                  (unaudited)                           (unaudited)
                                                       -----------------------------------  ------------------------------------
                                                            (restated - see note 9)
                                                                         Comprehensive                          Comprehensive
                                                           Capital           Income             Capital            Income
                                                       -------------   -------------------  ---------------    -----------------
Retained deficit at October 1                          $   (362,118)                        $    (458,052)

Net income                                                  118,862    $       118,862            104,930      $     104,930
                                                                       ---------------                         -------------
Distributions to Tribe                                      (40,000)                              (32,245)
                                                       ------------                         -------------
Retained deficit at June 30                                (283,256)                             (385,367)
                                                       ------------                         -------------
Accumulated other comprehensive loss at October 1                 -                                     -

Unrealized loss on derivative instruments                                       (1,171)                                    -
                                                                       ---------------                         -------------
Other comprehensive loss                                     (1,171)            (1,171)                 -                  -
                                                       ------------    ---------------      -------------      -------------
Comprehensive income                                                   $       117,691                         $     104,930
                                                                       ===============                         =============
Accumulated other comprehensive loss at June 30              (1,171)                                    -
                                                       ------------                         -------------
Total capital ending balance June 30                   $   (284,427)                        $    (385,367)
                                                       ============                         =============

                                                                For the Quarter                       For the Quarter
                                                              Ended June 30, 2001                   Ended June 30, 2000
                                                                  (unaudited)                           (unaudited)
                                                       -----------------------------------  ------------------------------------
                                                              (restated - see note 9)
                                                           Capital       Comprehensive          Capital          Comprehensive
                                                                             Income                                 Income
                                                       -----------------------------------  -----------------  -----------------
Retained deficit at April 1                            $   (308,545)                        $    (420,595)

Net income                                                   45,289    $        45,289             45,228      $      45,228
                                                                       ---------------                         -------------
Distributions to Tribe                                      (20,000)                              (10,000)
                                                       ------------                         -------------
Retained deficit at June 30                                (283,256)                             (385,367)
                                                       ------------                         -------------
Accumulated other comprehensive loss at April 1              (1,166)                                    -

Unrealized loss on derivative instruments                                           (5)                                    -
                                                                       ---------------                         -------------
Other comprehensive loss                                         (5)                (5)                 -                  -
                                                       ------------    ---------------      -------------      -------------
Comprehensive income                                                   $        45,284                         $      45,228
                                                                       ===============                         =============
Accumulated other comprehensive loss at June 30              (1,171)                                    -
                                                       ------------                         -------------
Total capital ending balance June 30                   $   (284,427)                        $    (385,367)
                                                       ============                         =============

                 The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                       For the Nine Months Ended    For the Nine Months Ended
                                                                             June 30, 2001                June 30, 2000
                                                                              (unaudited)                  (unaudited)
                                                                              -----------                  -----------
                                                                        (restated - see note 9)
Cash flows provided by (used in) operating activities:

Net income                                                             $          118,862           $          104,930

Adjustments to reconcile net income to
      net cash flow provided by operating activities:
 Depreciation and amortization                                                     18,938                       22,786
 Loss on disposition of assets                                                        114                          182
 Provision for losses on receivables                                                  288                          542
 Accretion of relinquishment liability discount                                    26,874                       17,290
 Cash paid for accretion of relinquishment liability discount                     (19,200)                      (2,881)
 Change in fair value of derivative instruments                                     2,488                            -
 Amortization of debt issuance costs                                                3,257                            -
Changes in operating assets and liabilities:
 Increase in receivables and other assets                                         (30,281)                     (32,210)
 Increase in accounts payable and accrued expenses                                 17,827                       12,924
                                                                       ------------------           ------------------

  Net cash flows provided by operating activities                                 139,167                      123,563
                                                                       ------------------           ------------------
Cash flows provided by (used in) investing activities:

Purchase of property and equipment                                                (38,699)                     (70,863)
Increase in construction in process, net of change in
       construction payables of $57,972 and $0, respectively                     (359,954)                     (79,834)
Proceeds from asset sale                                                               89                            -
                                                                       ------------------           ------------------

  Net cash flows used in investing activities                                    (398,564)                    (150,697)
                                                                       ------------------           ------------------

Cash flows provided by (used in) financing activities:

Distributions to Tribe                                                            (40,000)                     (32,245)
Principal portion of relinquishment liability payments                             (6,921)                      (2,067)
Payment on capital lease obligations                                               (4,430)                      (9,076)
Bank credit facility borrowings                                                   274,000                            -
Capitalized financing fees                                                         (2,789)                           -
Increase in other long-term liabilities                                                45                            -
Defeasance trust asset                                                                  -                      135,507
Defeasance liability                                                                    -                     (140,344)
                                                                       ------------------           ------------------

  Net cash flows provided by (used in) financing activities                       219,905                      (48,225)
                                                                       ------------------           ------------------
  Net decrease in cash and cash equivalents                                       (39,492)                     (75,359)

Cash and cash equivalents at beginning of period                                  115,731                      276,598
                                                                       ------------------           ------------------

Cash and cash equivalents at end of period                             $           76,239           $          201,239
                                                                       ==================           ==================

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

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") to be effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS 142, the Mohegan Sun trademark will no longer be subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually by applying a fair value based test, and, if impairment occurs, the amount of impaired trademark must be written off immediately. The Authority believes no impairment of the trademark will be necessary upon adoption of SFAS 142.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

NOTE 4 - FINANCING FACILITIES:

         Financing facilities, as described below, consisted of the following (in thousands):

                                                   June 30, 2001  September 30, 2000
                                                   -------------  ------------------
         Bank Credit Facility                      $    274,000    $             -
         $200M 8 1/8% Senior Notes                      200,000            200,000
         $300M 8 3/4% Senior Subordinated Notes         300,000            300,000
                                                   ------------    ---------------
                                                   $    774,000    $       500,000
                                                   ============    ===============

Bank Credit Facility

         As of June 30, 2001, the Authority had $274.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds will accrue interest on the basis of base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio, as defined in the Bank Credit Facility). At June 30, 2001, one-month LIBOR was 3.86% and the applicable spread was 1.625%. Interest on each LIBOR loan that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan shall be due and payable quarterly in arrears. The Authority has no base rate loans at June 30, 2001. Accrued interest on the Bank Credit Facility was $290,000 as of June 30, 2001.

         Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced as of the earlier of March 31, 2002 or the last full day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter, by 10% of the commitment in effect immediately prior to the first such reduction.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Financial Covenant Requirements

         The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of June 30, 2001, the Authority was in compliance with all financial covenant requirements.

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

         The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS 133, designated all derivative instruments as cash flow hedging instruments and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at June 30, 2001. The interest rate collar listed below was deemed to be ineffective at June 30, 2001.

         Derivative instruments held by the Authority at June 30, 2001 are as follows:

                                                                                     Estimated
                                             Notional Value         Cost            Fair Value
                                             --------------       --------          ----------
          Interest Rate Cap
            Strike Rate - 8%                  $39,621,200         $410,000            $  3,000

          Interest Rate Collar
             Ceiling Strike Rate - 8%
             Floor Strike Rate - 6%            25,704,800          295,000          (1,732,268)

          Interest Rate Swap
             Pay fixed - 6.35%
             Receive Variable                  12,852,400          221,000          (1,003,760)
                                              -----------         --------         ------------
                        Total                 $78,178,400         $926,000         $(2,733,028)
                                              ===========         ========         ============

         All derivative instruments are based on one-month LIBOR. One-month LIBOR was 3.86% on June 30, 2001.

         In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As a result of the modifications, the interest rate collar was deemed to be a net written option that did not quality for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from other comprehensive income to interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at June 30, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

         The aggregate fair market value change in all derivative instruments was $90,000 and $3.6 million for the quarter and nine months ended June 30, 2001. In accordance with SFAS 133, the Authority recorded $5,000 and $1.1 million related to the unrealized loss on the derivative instruments as a component of accumulated other comprehensive income in the accompanying balance sheets and recorded $85,000 and $2.4 million as interest expense in the accompanying statements of income for the quarter and nine months ended June 30, 2001, respectively. As of June 30, 2001, the fair market value of the Authority's derivative instruments in included in other long-term liabilities in the accompanying balance sheets. As of September 30, 2000, premiums paid for derivative instruments were capitalized and are reflected in other assets in the accompanying balance sheets.

Senior Notes

         On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125 % per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 8) that are then due and owing, and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing and the $300 million 8.75% Senior Subordinated Notes ("Senior Subordinated Notes"). As of June 30, 2001, accrued interest on the Senior Notes was $8.1 million.

Senior Subordinated Notes

         On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum. The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The Senior Subordinated Notes mature on January 1, 2009. The Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility (see below), the Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 8) that are then due and owing. The Senior Subordinated Notes rank equally to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2001, accrued interest on the Senior Subordinated Notes was $13.1 million.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

offered to be repurchased or retired, pursuant to the terms of the Existing Notes, and certain other conditions. In March 1999, the Authority redeemed the Existing Notes.

         The Authority agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100.0% of the principal amount plus accrued and unpaid interest, less $ 500,000. To do this, the Authority exercised its rights under the original purchase agreement for the Subordinated Notes to affect a defeasance of the Subordinated Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The Subordinated Notes of $140.3 million, representing the outstanding principal balance of $ 90.0 million and accrued interest of $50.3 million, were tendered on December 30, 1999, two days prior to the redemption for year 2000 contingency purposes. The Authority had reduced accrued interest by $ 500,000 to account for the gain on the extinguishment of debt related to the tender of the Subordinated Notes. The amounts reflected in the accompanying Statements of Cash Flows reflect the sale of the assets in the defeasance trust and the payment of the defeasance liability on December 30, 1999.

NOTE 5 - LEASES:

         At June 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments as follows (in thousands):

         For the fiscal year ending:

         September 30, 2001                           $      554
         September 30, 2002                                1,493
         September 30, 2003                                    -
                                                      ----------
         Total minimum lease payments                      2,047

         Amount representing interest                        (86)
                                                      -----------

         Total capital lease obligations                   1,961
         Less:  Amount due within one year                (1,739)
                                                      -----------

         Amount due after one year                    $      222
                                                      ==========

         On April 18, 2001, the Authority paid $1.4 million to buy out two of its capital lease obligations.

         Operating lease expenses, excluding costs to obtain assets, were $1.8 million for the nine months ended June 30, 2000. No operating leases with terms of more than one year existed during the nine months ended June 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS:

         The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2001 and 2000, expenses associated with these services were $2.7 million and $2.0 million, respectively, and $8.2 million and $6.8 million for the nine months ended June 30, 2001 and 2000, respectively. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the quarters ended June 30, 2001 and 2000, expenses related to these agreements totaled $97,000 and $84,000, respectively. Expenses related to the agreements totaled $277,000 and $256,000 for the nine months ended June 30, 2001 and 2000, respectively.

         At June 30, 2001, amounts due from the Tribe of $27.6 million relates to $25.9 million in payments made by the Authority on behalf of the Tribe for the construction of certain utilities and the public safety facility that will service the Mohegan Reservation. The Tribe anticipates obtaining tax-exempt financing which will, among other things, be

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

used to repay this advance. The remainder of the amounts due from the Tribe are related to operational receivables incurred in the normal course of business.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

         The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of June 30, 2001, the Authority had incurred $658.1 million, excluding capitalized interest on Project Sunburst and expects to incur an additional $230.8 million for the remainder of fiscal year 2001. The remaining $71.1 million is anticipated to be spent during fiscal year 2002. As of June 30, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $38.6 million. Capitalized interest for the quarters ended June 30, 2001 and 2000 totaled $11.5 million and $2.7 million, respectively. Capitalized interest for the nine months ended June 30, 2001 and 2000 totaled $28.2 million and $5.6 million, respectively.

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

         For the quarters ended June 30, 2001 and 2000, the Authority reflected expenses associated with the Slot Win Contribution of $37.6 million and $34.2 million, respectively. The Authority reflected expenses associated with the Slot Win Contribution totaling $104.4 million and $97.8 million, respectively, for the nine months ended June 30, 2001 and 2000. As of June 30, 2001, outstanding Slot Win Contribution payments to the State of Connecticut totaled $13.1 million.

Town of Montville Agreement

         On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact to the Town resulting from decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe assigned its rights and obligations in this agreement to the Authority. As of June 30, 2001, the Authority had fulfilled this obligation and paid $3.0 million to the Town of Montville for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

Expansion Construction Management Agreement with Perini Building Company, Inc.

         The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $20.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of June 30, 2001, Perini had received $12.5 million of the $20.5 million fee, which has been included in construction in process in the accompanying balance sheets. For each of the respective quarters ended June 30, 2001 and 2000, the Authority incurred $1.5 million related to the construction management fee. The Authority incurred $4.5 million related to the construction management fee for each of the respective nine month

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

periods ended June 30, 2001 and 2000. As of June 30, 2000, the Authority owed $497,000 to Perini related to the Construction Management Agreement.

Litigation

         The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 8 - TCA AGREEMENTS:

Management Agreement

         Previously, the Tribe and Trading Cove Associates ("TCA") entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the nine months ended June 30, 2000. There were no management fees for the quarters ended June 30, 2001 and 2000 or for the nine months ended June 30, 2001 due to the termination of the Management Agreement. (See discussion of Relinquishment Agreement below.)

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

         The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At June 30, 2001, the carrying amount of the relinquishment liability was $673.6 million as compared to $672.9 million as of September 30, 2000. The increase is due to $26.9 million in accretion of relinquishment liability discount, partially offset by $26.1 million in relinquishment payments. Of the $26.1 million in relinquishment payments for the nine months ended June 30, 2001, $6.9 million represents principal amounts and the remaining $19.2 million is for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of June 30, 2001, relinquishment payments earned but unpaid were $16.0 million.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

Payment of Development Fee

         Under the Development Agreement, the Authority is required to pay TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of June 30, 2001, the Authority had incurred $9.3 million related to the TCA development fee, of which $7.1 million had been paid. For the quarters ended June 30, 2001, the Authority has incurred $2.2 million and $1.3 million, respectively, related to the TCA development fee. Development fees have totaled $4.4 million and $3.5 million for the nine months ended June 30, 2001 and 2000, respectively. All amounts incurred have been included in the construction in process on the accompanying balance sheets.

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

NOTE 9 - RESTATEMENT AND RECLASSIFICATIONS:

         The Authority has restated its financial statements for the quarter ended June 30, 2001 to reflect the effects of the following adjustments: (i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34 "Capitalization of Interest Cost," (ii) to record Project Sunburst related capital expenditures incurred in the quarter and nine months ended June 30, 2001, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to June 30, 2001 and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $4.7 million and $9.5 million for the quarter and nine months ended June 30, 2001, respectively, and increasing its total assets by $55.1 million as of June 30, 2001.

         In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. These reclassifications have no effect on the Authority's net income.

         The financial statements as of and for the quarter and nine months ended June 30, 2001 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)

                                                     Previously
                                                       Reported                             Restatement                Restated
                                                    June 30, 2001*   Reclassifications      Adjustments             June 30, 2001
                                                    --------------   -----------------      -----------             -------------
       ASSETS
       ------

Current assets:
  Cash and cash equivalents                            $    76,239          $        -       $        -               $    76,239
  Receivables, net                                           7,891              (1,524) a             -                     6,367
  Due from Tribe                                            27,637                   -                -                    27,637
  Inventories                                                9,217                   -                -                     9,217
  Other current assets                                       5,904               1,524  a             -                     7,428
                                                       -----------          ----------       ----------               -----------
    Total current assets                               $   126,888          $        -       $        -               $   126,888

Non-current assets:
  Property and equipment, net                              350,424                   -           10,005  e,f.2            360,429
  Construction in process                                  640,554                   -           42,371  e,g.2,h          682,925
  Trademark, net                                           120,551                   -                -                   120,551
  Other assets, net                                         18,444               2,733  b             -                    21,177
                                                       -----------          ----------       ----------               -----------
    Total assets                                       $ 1,256,861          $    2,733       $   52,376               $ 1,311,970
                                                       ===========          ==========       ==========               ===========

             LIABILITIES AND CAPITAL
             -----------------------

Current liabilities:
  Current portion of capital lease obligations         $     1,739          $        -       $        -               $     1,739
  Current portion of relinquishment liability               46,897              16,036  c             -                    62,933
  Accounts payable and accrued expenses                     79,986             (27,263) d             -                    52,723
  Construction payables                                          -              27,263  d        42,499  h                 69,762
  Accrued interest payable                                  21,540                   -                -                    21,540
                                                       -----------          ----------       ----------               -----------
      Total current liabilities                            150,162              16,036           42,499                   208,697

Non-current liabilities:
  Long-term debt                                           774,000                   -                -                   774,000
  Relinquishment liability, net of current
    portion                                                626,736             (16,036) c             -                   610,700
  Capital lease obligations, net of current
    portion                                                    222                   -                -                       222
  Other long-term liabilities                                   45               2,733  b             -                     2,778
                                                       -----------          ----------       ----------               -----------
    Total liabilities                                    1,551,165               2,733           42,499                 1,596,397
                                                       -----------          ----------       ----------               -----------

Capital:
    Retained deficit                                      (292,733)                  -            9,477  f.2,g.2,i.2     (283,256)
    Accumulated other comprehensive loss                    (1,571)                  -              400  i.2               (1,171)
                                                       -----------          ----------       ----------               -----------
    Total capital                                         (294,304)                  -            9,877                  (284,427)
                                                       -----------          ----------       ----------               -----------

    Total liabilities and capital                      $ 1,256,861           $   2,733       $   52,376               $ 1,311,970
                                                       ===========          ==========       ==========               ===========

* Previously reported in Form 10-Q filed by the Authority on August 10, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statement of Income
                                 (in thousands)

                                            Previously
                                             Reported                                                                  Restated
                                             For the                                                                   For the
                                          Quarter Ended                                  Restatement                Quarter Ended
                                          June 30, 2001*      Reclassifications          Adjustments                June 30, 2001
                                        -----------------    -------------------       ---------------           -----------------
Revenues:
Net revenues                             $        200,542      $           -             $        -                $    200,542
                                         ----------------      -------------             ----------                ------------

Operating costs and expenses:
  Gaming                                           86,965                  -                      -                      86,965
  Food and beverage                                 6,442                  -                      -                       6,442
  Retail, entertainment and other                   7,002                  -                      -                       7,002
  Marketing, general and
    administrative                                 32,009                  -                      -                      32,009
  Pre-opening costs and expenses                    3,724                  -                      -                       3,724
  Depreciation and amortization                     8,503             (1,163) k.1                64   f.1                 7,404
                                         ----------------      -------------             ----------                ------------

    Total operating costs and
      expenses                                    144,645             (1,163)                    64                     143,546
                                         ----------------      -------------             ----------                ------------

Income from operations                             55,897              1,163                    (64)                     56,996
                                         ----------------      -------------             ----------                ------------

Other income (expense):
  Relinquishment liability
    reassessment                                   (8,958)             8,958  l.1                 -                           -
  Accretion of relinquishment
    liability discount                                  -             (8,958) l.1                 -                      (8,958)
  Interest income                                     648                  -                      -                         648
  Interest expense, net of
    capitalized interest                           (6,011)            (1,163) k.1             3,955   g.1, i.1, m.1      (3,219)
  Other income (expense), net                        (114)                 -                      -                        (114)
  Change in fair value of derivative
    instruments                                      (810)                 -                    810   m.1                     -
                                         ----------------      -------------             ----------                ------------
                                                  (15,245)            (1,163)                 4,765                     (11,643)
                                         ----------------      -------------             ----------                ------------
Income from continuing operations                  40,652                  -                  4,701                      45,353

  Loss from continuing operations                     (64)                 -                      -                         (64)
                                         ----------------      -------------             ----------                ------------

Net income                               $         40,588      $           -             $    4,701                $     45,289
                                         ================      =============             ==========                ============

* Previously reported in Form 10-Q filed by the Authority on August 10, 2001 See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statement of Income
                                 (in thousands)


                                                 Previously
                                                  Reported                                                              Restated
                                                For the Nine                                                          For the Nine
                                                Months Ended                             Restatement                  Months Ended
                                               June 30, 2001*    Reclassifications       Adjustments                 June 30, 2001
                                              ---------------   ------------------      --------------              ---------------
Revenues:
Net revenues                                  $       571,412    $             -         $          -                   $   571,412
                                              ---------------    ---------------         ------------                   -----------
Operating costs and expenses:
  Gaming                                              243,123                  -                    -                       243,123
  Food and beverage                                    18,462                  -                    -                        18,462
  Retail, entertainment and other                      22,476                  -                    -                        22,476
  Marketing, general and administrative               103,798                  -                    -                       103,798
  Pre-opening costs and expenses                        7,040                  -                    -                         7,040
  Depreciation and amortization                        22,025             (3,257)  k.2            170   f.2                  18,938
                                              ---------------    ---------------         ------------                   -----------

    Total operating costs and expenses                416,924             (3,257)                 170                       413,837
                                              ---------------    ---------------         ------------                   -----------

Income from operations                                154,488              3,257                 (170)                      157,575
                                              ---------------    ---------------         ------------                   -----------

Other income (expense):
  Relinquishment liability reassessment               (26,874)            26,874   l.2              -                             -
  Accretion of relinquishment liability
    discount                                                -            (26,874)  l.2              -                       (26,874)
  Interest income                                       2,390                 (1)  n                -                         2,389
  Interest expense, net of capitalized
    interest                                          (17,826)            (3,257)  k.2          7,559   g.2, i.2, m.2       (13,524)
  Other expense, net                                     (114)                 1   n                -                          (113)
  Change in fair value of derivative
    instruments                                        (2,088)                 -                2,088   m.2                       -
                                              ---------------    ---------------         ------------                   -----------
                                                      (44,512)            (3,257)               9,647                       (38,122)
                                              ---------------    ---------------         ------------                   -----------

Income from continuing operations                     109,976                  -                9,477                       119,453

  Loss from continuing operations                        (591)                 -                    -                          (591)
                                              ---------------    ---------------         ------------                   -----------

Net income                                    $       109,385    $             -         $      9,477                   $   118,862
                                              ===============    ===============         ============                   ===========

* Previously reported in Form 10-Q filed by the Authority on August 10, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                                     Previously
                                                      Reported                                                     Restated
                                                    For the Nine                                                 For the Nine
                                                    Months Ended              Restatement                        Months Ended
                                                   June 30, 2001*             Adjustments                        June 30, 2001
                                                 ------------------  ---------------------------------    --------------------------
                                                                                  Comprehensive                        Comprehensive
                                                                       Capital       Income                  Capital       Income
                                                                       -------       ------                  -------       ------
Retained deficit at October 1                        $  (362,118)    $       -                            $  (362,118)

Net income                                               109,385         9,477      $ 9,477 f.2, g.2, i.2     118,862    $ 118,862
                                                                                    -------                              ---------

Distributions to Tribe                                   (40,000)            -                                (40,000)
                                                     -----------     ---------                            -----------

Retained deficit at June 30                             (292,733)        9,477                               (283,256)
                                                     -----------     ---------                            -----------

Accumulated other comprehensive loss at
  October 1                                                                  -                                      -

Unrealized gain (loss) on derivative instruments          (1,571)                       400 i.2                             (1,171)
                                                                                    -------                              ---------

Other comprehensive income (loss)                         (1,571)          400          400                    (1,171)      (1,171)
                                                     -----------     ---------      -------               -----------    ---------

Comprehensive income                                                                $ 9,877                              $ 117,691
                                                                                    =======                              =========

Accumulated other comprehensive income (loss) at
  June 30                                                 (1,571)          400                                 (1,171)
                                                     -----------     ---------                            -----------

Total capital ending balance at June 30              $  (294,304)    $   9,877                            $  (284,427)
                                                     ===========     =========                            ===========

* Previously reported in Form 10-Q/A filed by the Authority on August 10, 2001.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                    Previously
                                                     Reported                                                            Restated
                                                   For the Nine                                                        For the Nine
                                                   Months Ended                            Restatement                 Months Ended
                                                  June 30, 2001*     Reclassifications     Adjustments                June 30, 2001
                                                  ----------------   -----------------    ------------                --------------
Cash flows provided by (used in) operating
  activities:

Net income                                        $    109,385         $           -      $      9,477  f.2, g.2, i.2    $  118,862

Adjustments to reconcile net income to net
    cash flow provided by operating activities:
  Depreciation and amortization                         22,025                (3,257) o            170  f.2                  18,938
  Loss on disposition of assets                            114                     -                 -                          114
  Provision for losses on receivables                      288                     -                 -                          288
  Accretion of relinquishment liability
    discount                                                 -                26,874  p              -                       26,874
  Relinquishment liability reassessment                 26,874               (26,874) p              -                            -
  Cash paid for accretion of relinquishment
    liability discount                                       -               (19,200) q              -                      (19,200)
  Change in fair value of derivative instruments         2,088                     -               400  i.2                   2,488
  Amortization of debt issuance costs                        -                 3,257  o              -                        3,257
Changes in operating assets and liabilities:
  Increase in receivables and other assets             (30,281)                    -                 -                      (30,281)
  Increase in accounts payable and accrued
    expenses                                            33,345               (15,518) r,s            -                       17,827
                                                  ------------         -------------      ------------                 ------------
  Net cash flows provided by operating
    activities                                         163,838               (34,718)           10,047                      139,167
                                                  ------------         -------------      ------------                 ------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment                     (28,524)                    -           (10,175) e                   (38,699)
Increase in construction in process, net of
  change in construction payables                     (375,555)               15,473  r            128  e, g.2             (359,954)
Proceeds from asset sale                                    89                     -                 -                           89
                                                  ------------         -------------      ------------                 ------------

   Net cash flows used in investing activities        (403,990)               15,473           (10,047)                    (398,564)
                                                  ------------         -------------      ------------                 ------------

Cash flows provided by (used in) financing activities:

Distributions to Tribe                                 (40,000)                    -                 -                      (40,000)
Principal portion of relinquishment liability
payments                                               (26,121)               19,200  q              -                       (6,921)
Payment on capital lease obligations                    (4,430)                    -                 -                       (4,430)
Bank credit facility borrowings                        274,000                     -                 -                      274,000
Capitalized financing fees                              (2,789)                    -                 -                       (2,789)
Increase in other long-term liabilities                      -                    45  s              -                           45
                                                  ------------         -------------      ------------                 ------------

   Net cash flows provided by financing
   activities                                          200,660                19,245                 -                      219,905
                                                  ------------         -------------      ------------                 ------------
   Net decrease in cash and cash equivalents           (39,492)                    -                 -                      (39,492)

Cash and cash equivalents at beginning of period       115,731                     -                 -                      115,731
                                                  ------------         -------------      ------------                 ------------

Cash and cash equivalents at end of period        $     76,239         $           -      $          -                 $     76,239
                                                  ============         =============      ============                 ============

* Previously reported in Form 10-Q filed by the Authority on August 10, 2001. See page 20 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Adjustment footnotes (in thousands):

a. Reclassified an amount pertaining to Deferred Compensation Plan assets of $1,524 from receivables, net to other current assets.
b. Reclassified negative fair value of $2,733 on derivative instruments held by the Authority at June 30, 2001 from other assets, net to other long-term liabilities.
c. Reclassified long-term relinquishment liability of $16,036 to current portion of relinquishment liability.
d. Reclassified construction related payables of $27,263 from accounts payable and accrued expenses to construction payables.
e. Reclassified utilities facility costs of $10,175 from construction in process to property and equipment, net.
f. Recorded depreciation on additional utilities facility costs capitalized and placed into service in November 2000:
     1.   $64 for the quarter ended June 30, 2001.
     2.   $170 for the nine months ended June 30, 2001.
g.   Recorded additional capitalized interest pertaining to Project Sunburst:
     1.   $4,040 for the quarter ended June 30, 2001.
     2.   $10,047 for the nine months ended June 30, 2001.
h. Recorded an accrual for construction payables of $42,499 pertaining to Project Sunburst for work completed by June 30, 2001, but paid subsequent to June 30, 2001.
i. In accordance with SFAS 133, recorded an adjustment to reflect unrealized loss(income) on derivative instruments to other comprehensive loss:
     1.   ($725) for the quarter ended June 30, 2001.
     2.   $400 for the nine months ended June 30, 2001.
j.   Omitted.
k. Reclassified amortization of debt issuance costs from depreciation and amortization to interest expense, net of capitalized interest:
     1.   $1,163 for the quarter ended June 30, 2001.
     2.   $3,257 for the nine months ended June 30, 2001.
l. Reclassified relinquishment liability reassessment to accretion of relinquishment liability discount:
     1.   $8,958 for the quarter ended June 30, 2001.
     2.   $26,874 for the nine months ended June 30, 2001.
m. Reclassified change in fair value of derivative instruments to interest expense:
     1.   $810 for quarter ended June 30, 2001.
     2.   $2,088 for nine months ended June 30, 2001.
n.   Reclassified $1 from interest income to other expense, net.
o. Reclassified amortization of debt issuance costs from depreciation and amortization to amortization of debt issuance costs.
p. Reclassified relinquishment liability reassessment as accretion of relinquishment liability discount.
q. Reclassified cash paid for accretion of relinquishment liability discount to principal portion of relinquishment payments.
r. Reclassified change in construction payables from accounts payable and accrued expenses to construction in process.
s. Reclassified change in other long-term liabilities from increase in accounts payable and accrued expenses to increase in other long-term liabilities.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


NOTE 10 - EMPLOYEE BENEFIT PLAN:

     On April 18, 2001, the Authority announced the creation of the Defined Retirement Plan (the "Plan") for all employees to be sponsored by the Authority. The Plan will go into effect July 2, 2001, and contributions made by the Authority will be based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years.

NOTE 11 - SUBSEQUENT EVENTS:

     On July 26, 2001, the Authority issued $150 million of Senior Subordinated Notes due 2001 with fixed interest payable at a rate of 8.375% per annum. The proceeds from this financing, net of fees, will be used in conjunction with Project Sunburst. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility with the proceeds from the financing.

     On August 7, 2001, the Tribe obtained tax-exempt financing which, among other things, was used to repay the Authority in full. On August 8, 2001, the Tribe reimbursed the Authority $27.6 million. The reimbursement relates to construction that will service the Mohegan Reservation that initially was funded by the Authority and other various operating expenses.

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

        Mohegan Sun

        In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. As of June 30, 2001, Mohegan Sun had parking spaces for approximately 7,500 guests and 2,700 employees. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority began construction in 1999 of a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, will include increased gaming, restaurant and retail space and an entertainment arena. The remaining components will include an approximate 1,200-room luxury hotel and approximately 100,000 square feet of convention space.

        Mohegan Sun operates in an approximately 635,000 square foot facility which, at June 30, 2001, includes the following:

        . approximately 3,655 slot machines, 153 table games (including blackjack, roulette, craps and baccarat) and 42 poker tables;

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

        The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                         For the        For the         For the         For the
                                                         Quarter        Quarter       Nine Months     Nine Months
                                                          Ended          Ended           Ended           Ended
                                                         June 30,       June 30,        June 30,       June 30,
                                                          2001           2000             2001           2000
                                                     ------------    -----------    -------------    --------------
       Gaming ...................................              88%            88%              88%               88%
       Food and beverage ........................               6%             6%               6%                6%
       Retail, entertainment and other ..........               6%             6%               6%                6%
                                                     ------------    -----------    -------------    --------------
            Total ...............................             100%           100%             100%              100%
                                                     ============    ===========    =============    ==============

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

                                             For the          For the         For the         For the
                                             Quarter          Quarter       Nine Months     Nine Months
                                              Ended            Ended          Ended            Ended
                                             June 30,         June 30,       June 30,         June 30,
                                               2001             2000           2001             2000
                                            ----------      -----------     -----------     -----------
           Food and beverage                $    6,565      $     5,606     $    18,879     $    17,889
           Retail, entertainment and other       8,697            6,672          22,437          20,026
                                            ----------      -----------     -----------     -----------
                Total                       $   15,262      $    12,278     $    41,316     $    37,915
                                            ==========      ===========     ===========     ===========

        Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants and retail outlets located within Mohegan Sun and the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

        Gaming expenses. Gaming expenses primarily include the Slot Win Contribution, which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations and table games, poker and racebook expenses and promotional expenses for the redemption of the Mohegan Sun Player's Club points and the Sun Select Catalog.

        EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, management fees paid to TCA pursuant to Management Agreement, discontinued operations and other non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                            For the                                  For the
                                                            Quarter                                Nine Months
                                                             Ended               For the              Ended           For the Nine
                                                            June 30,          Quarter Ended          June 30,         Months Ended
                                                             2001              June 30, 2000           2001           June 30, 2000
                                                         ----------------    ----------------   -----------------   ----------------
                                                         (restated - see                         (restated - see
                                                          note 9 to the                           note 9 to the
                                                            Authority's                             Authority's
                                                            financial                                financial
                                                           statements)                              statements)
                                                                                                 ---------------
            EBITDA
            Net income                                     $     45,289        $    45,228        $     118,862         $  104,930
            Add back:
            Interest expense, net of capitalized interest         3,219              8,132               13,524             31,291
            Interest income                                        (648)            (2,892)              (2,389)           (10,435)
            Income taxes                                              -                  -                    -                  -
            Depreciation and amortization                         7,404              7,500               18,938             22,786
                                                           ------------      -------------      ---------------        -----------
            EBITDA                                         $     55,264        $    57,968        $     148,935         $  148,572
                                                           ------------      -------------      ---------------        -----------
            EBITDA Margin                                          27.6%              31.4%                26.1%              27.5%

            Adjustments to EBITDA to
               reconcile to Adjusted EBITDA
            Pre-opening costs and expenses                 $      3,724        $     1,381        $       7,040         $    3,398
            Accretion of relinquishment liability
                discount                                          8,958              5,763               26,874             17,290
            Management fees                                           -                  -                    -             13,634
            Other income (expense), net                             114                  -                  113                 (2)
            Discontinued operations                                  64                159                  591                465
                                                           ------------      -------------      ---------------        -----------
            Adjusted EBITDA                                $     68,124        $    65,271        $     183,553         $  183,357
                                                           ============      =============      ===============        ===========
            Adjusted EBITDA Margin                                 34.0%              35.3%                32.1%              33.9%

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

        The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority has recognized amortization associated with the $130.0 million trademark of $859,000 for each of the quarters ended June 30, 2001 and 2000. The Authority has recognized amortization associated with the

$130.0 million trademark of $2.6 million and $3.4 million for the nine months ended June 30, 2001 and 2000, respectively. See Note 8 to the Authority's financial statements beginning on page 3 for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

        Comparison of Operating Results for the Quarters Ended June 30, 2001 and 2000:

        Net revenues for the quarter ended June 30, 2001 increased by $15.7 million, or 8.5%, to $200.5 million from $184.8 million for the quarter ended June 30, 2000. The increase is attributable primarily to an increase in gaming revenues.

        Adjusted EBITDA for the quarter ended June 30, 2001 increased by $2.9 million, or 4.4%, to $68.1 million from $65.3 million for the quarter ended June 30, 2000. Mohegan Sun achieved a 34.0% Adjusted EBITDA margin for the quarter ended June 30, 2001 compared to 35.3% for the quarter ended June 30, 2000. The decline in margin is the result of retail, entertainment and other and gaming expenses increasing at a greater rate than revenues.

        The Connecticut slot market grew at a rate of 6.3% for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The State of Connecticut reported a gross slot win of $346.7 million and $326.0 million for the quarters ended June 30, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 10.0% in the quarter ended June 30, 2001 over the quarter ended June 30, 2000. Gross slot revenues were $150.5 million and $136.9 million for the quarters ended June 30, 2001 and 2000, respectively. Gross slot win per unit per day was $466 and $497 for the respective periods.

        Gaming revenues for the quarter ended June 30, 2001 increased by $14.1 million, or 7.9%, to $192.1 million from $178.0 million for the quarter ended June 30, 2000. This increase in gaming revenues is due to an 8.8% growth in net slot machine revenues and a 6.2% increase in table game revenues.

        Food and beverage revenues for the quarter ended June 30, 2001 increased by $1.6 million, or 14.3%, to $12.8 million from $11.2 million for the quarter ended June 30, 2000. The increase in food and beverage revenues is attributable principally to a 0.9% increase in meals served and a 9.3% increase in the average check for the quarter ended June 30, 2001 as compared to the same period in the prior year.

        Retail, entertainment and other revenues for the quarter ended June 30, 2001 increased by $1.7, million or 14.1%, to $14.0 million from $12.3 million for the quarter ended June 30, 2000. Of the $1.7 million increase in retail and other revenues, $937,000 is attributable to the increased sales at the Mohegan Sun gasoline and convenience center and $811,000 is attributable to increased entertainment revenue as a result of the Uncas Pavilion, a temporary entertainment structure used for special events.

        Promotional allowances for the quarter ended June 30, 2001 increased by $1.7 million, or 9.9%, to $18.4 million from $16.7 million for the quarter ended June 30, 2000. This increase is attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.6% and 9.4% for the quarters ended June 30, 2001 and 2000, respectively.

        Total operating costs and expenses for the quarter ended June 30, 2001 increased by $15.1 million, or 11.8%, to $143.5 million from $128.4 million for the quarter ended June 30, 2000. This increase is primarily the result of increases in gaming and retail, entertainment and other expenses.

        Gaming costs and expenses for the quarter ended June 30, 2001 increased by $8.9 million or 11.3% to $87.0 million from $78.1 million for the quarter ended June 30, 2000. The Slot Win Contribution totaled $37.6 million and $34.2 million for the quarters ended June 30, 2001 and 2000, respectively. The Slot Win Contribution increase of $3.4 million, or 10.0%, over the same period in the prior year is attributable directly to the $11.8 million, or 8.8%, increase in net slot revenues. Gaming costs and expenses as a percentage of gaming revenues were 45.3% in the quarter ended June 30, 2001 compared to 43.9% in the quarter ended June 30, 2000.

        Food and beverage costs and expenses for the quarter ended June 30, 2001 increased by $877,000, or 15.8%, to $6.4 million from $5.6 million for the quarter ended June 30, 2000. The increase is attributable primarily to higher labor and benefit costs.

        Retail, entertainment and other costs for the quarter ended June 30, 2001 increased by $3.2 million, or 85.7%, to $7.0 million from $3.8 million for the quarter ended June 30, 2000. This increase is directly attributable to 14.1% growth in retail, entertainment and other revenues, which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

        Marketing, general and administrative costs and expenses for the quarter ended June 30, 2001 decreased by $85,000, or 0.3%, to $32.0 million from $32.1 million for the quarter ended June 30, 2000. The decrease is attributable to the Authority's effort to manage marketing, general and administrative costs.

        Pre-opening costs and expenses for the quarter ended June 30, 2001 increased by $2.3 million, or 169.7%, to $3.7 million from $1.4 million for the quarter ended June 30, 2000. Pre-opening costs are comprised primarily of pre-opening labor and marketing costs associated with the Project Sunburst expansion.

        Depreciation and amortization for the quarter ended June 30, 2001 decreased by $96,000, or 1.3%, to $7.4 million from $7.5 million for the quarter ended June 30, 2000. The decrease is attributable to decreased depreciation on furniture and equipment versus the same period in the prior year.

        Income from operations for the quarter ended June 30, 2001 increased by $606,000, or 1.1%, to $57.0 million from $56.4 million for the quarter ended June 30, 2000. The increase is attributable to increases in gross revenues, partially offset by increases in gaming, food and beverage, and retail, entertainment and other costs.

        Accretion of relinquishment liability discount for the quarter ended June 30, 2001 increased by $3.2 million, or 55.4%, to $9.0 million from $5.8 million for the quarter ended June 30, 2000. This increase is due to the Authority's quarterly accretion of the liability to reflect the impact of the time value of money due to the passage of time.

     Interest income for the quarter ended June 30, 2001 decreased by $2.2 million, or 77.6%, to $648,000 from $2.9 million for the quarter ended June 30, 2000. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $39.3 million and $173.5 million for the quarters ended June 30, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

        Interest expense for the quarter ended June 30, 2001 decreased by $4.9 million, or 60.4%, to $3.2 million from $8.1 million for the same period in the prior year. Included in interest expense for the quarter ended June 30, 2001 is a net loss of $85,000 due to the change in the fair value of the Authority's derivative instruments. This decrease in interest expense is attributable mainly to a lower average interest rate and increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $11.5 million for the quarter ended June 30, 2001 compared to $2.7 million for the same period in the prior year. The weighted average interest rate for the quarter ended June 30, 2001 was 7.7 %, compared to 8.4% for the quarter ended June 30, 2000. The weighted average outstanding debt was $730.7 million for the quarter ended June 30, 2001, compared to $511.3 million for the quarter ended June 30, 2000.

        Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue for the quarter ended June 30, 2001 decreased by $95,000, or 59.7%, to $64,000 from $159,000 for the quarter ended June 30, 2000.

        Net income for the quarter ended June 30, 2001 increased by $61,000, or 0.1%, to $45.3 million from $45.2 million for the quarter ended June 30, 2000. The increase relates to a reduction in interest expense mentioned above, partially offset by a higher accretion of relinquishment liability discount and a reduction in income from operations discussed above.

        Comparison of Operating Results for the Nine Months Ended June 30, 2001 and 2000:

        Net revenues for the nine months ended June 30, 2001 increased by $31.1 million, or 5.8%, to $571.4 million from $540.3 million for the nine months ended June 30, 2000. This increase is attributable primarily to an increase in gaming revenues.

        Adjusted EBITDA for the nine months ended June 30, 2001 increased by $196,000, or 0.1%, to $183.6 million from $183.4 million for the nine months ended June 30, 2000. Mohegan Sun achieved a 32.1% Adjusted EBITDA margin for the nine months ended June 30, 2001 compared to a 33.9% Adjusted EBITDA margin for the nine months ended June 30, 2000. The decline in margin is the result of marketing, general and administrative, retail, entertainment and other and gaming expenses increasing at a greater rate than revenues.

        The Connecticut slot market grew at a rate of 3.2% for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. The State of Connecticut reported a gross slot win of $973.5 million and $943.5 million for the nine months ended June 30, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 6.8% in the nine months ended June 30, 2001 over the nine months ended June 30, 2000. Gross slot revenues were $417.7 million and $391.1 million for the nine months ended June 30, 2001 and 2000, respectively. Gross slot win per unit per day was $478 and $472 for the respective periods.

        Gaming revenues for the nine months ended June 30, 2001 increased by $29.1 million, or 5.6%, to $547.6 million from $518.5 million for the nine months ended June 30, 2000. The increase in gaming revenues is due to a 5.6% growth in slot machine revenues and a 6.5% increase in table game revenues.

        Food and beverage revenues for the nine months ended June 30, 2001 increased by $371,000, or 1.1%, to $34.6 million from $34.2 million for the nine months ended June 30, 2000. The increase in food and beverage revenues is principally attributable to a 7.2% increase in the average check, partially offset by a 5.0% decrease in meals served for the nine months ended June 30, 2001 as compared to the same period in the prior year.

        Retail, entertainment and other revenues for the nine months ended June 30, 2001 increased by $4.3 million, or 11.1% to $42.6 million from $38.3 million for the nine months ended June 30, 2000. Of the $4.3 million increase in retail, entertainment and other revenues, $1.6 million is attributable to increased retail revenues and $2.4 million is attributable to the increased sales at the Mohegan Sun gasoline and convenience center. The increase also is attributable to entertainment revenue growth of $679,000 related to the Uncas Pavilion, a temporary entertainment structure used for special events. These increases are partially offset by a decrease in other revenues of $450,000 primarily related to slot entry fee revenue during the nine months ended June 30, 2000. There were no slot entry fees during the nine months ended June 30, 2001.

        Promotional allowances for the nine months ended June 30, 2001 increased by $2.7 million, or 5.2%, to $53.4 million from $50.7 million for the nine months ended June 30, 2000. The growth is primarily attributable to increased redemption of Mohegan Sun Player's Club points by patrons. Promotional allowances as a percentage of gaming revenues were 9.8% for both the nine months ended June 30, 2001 and 2000.

        Total operating costs and expenses for the nine months ended June 30, 2001 increased by $17.0 million, or 4.3%, to $413.8 million from $396.8 million for the nine months ended June 30, 2000. This increase is primarily the result of increases in gaming, retail and marketing, general and administrative costs, partially offset by a reduction in management fees due to the termination of the Management Agreement.

        Gaming costs and expenses for the nine months ended June 30, 2001 increased by $17.6 million or 7.8% to $243.1 million from $225.5 million for the nine months ended June 30, 2000. The Slot Win Contribution totaled $104.4 million and $97.8 million for the nine months ended June 30, 2001 and 2000, respectively. The Slot Win Contribution increase of $6.6 million, or 6.8%, over the nine months ended June 30, 2000 is attributable to the $21.6 million, or 5.6%, increase in net slot revenues. Gaming costs and expenses as a percentage of gaming revenues were 44.4% in the nine months ended June 30, 2001 compared to 43.5% in the nine months ended June 30, 2000.

         Food and beverage costs and expenses for the nine months ended June 30, 2001 increased by $1.0 million, or 5.9%, to $18.5 million from $17.4 million for the nine months ended June 30, 2000. The increase is primarily attributable to higher labor and benefit costs.

         Retail, entertainment and other costs and expenses for the nine months ended June 30, 2001 increased by $6.6 million or 41.4% to $22.5 million from $15.9 million for the quarter ended June 30, 2000. The increase is attributable directly to the 11.1% growth in retail, entertainment and other revenues, which is attributable to the shift of complimentary point redemption from food and beverage to retail outlets and the Mohegan Sun gasoline and convenience center.

         Marketing, general and administrative costs and expenses for the nine months ended June 30, 2001 increased by $5.7 million, or 5.8%, to $103.8 million from $98.1 million for the nine months ended June 30, 2000. The increase is attributable to advertising campaigns and higher utility costs. Management believes marketing programs have increased patronage and have expanded Mohegan Sun's brand awareness and market share.

         Pre-opening costs and expenses for the nine months ended June 30, 2001 increased by $3.6 million, or 107.2%, to $7.0 million from $3.4 million for the nine months ended June 30, 2000. Pre-opening costs and expenses are comprised primarily of pre-opening labor and marketing costs associated with the Project Sunburst expansion.

         TCA did not receive management fees for the nine months ended June 30, 2001, as a result of the termination of the Management Agreement on January 1, 2000. Management fees earned by TCA totaled $13.6 million for the nine months ended June 30, 2000.

         Depreciation and amortization for the nine months ended June 30, 2001 decreased by $3.8 million, or 16.9%, to $18.9 million from $22.8 million for the nine months ended June 30, 2000. This decrease is attributable to decreased depreciation on furniture and equipment versus the same period in the prior year, and the prior year acceleration of the amortization of the trademark.

         Income from operations for the nine months ended June 30, 2001 increased by $14.0 million, or 9.8%, to $157.6 million from $143.5 million for the nine months ended June 30, 2000. The increase is attributable to an increase in gross revenues, partially offset by an increase in gaming, retail, entertainment and other, and marketing, general and administrative expenses.

         Accretion of relinquishment liability discount for the nine months ended June 30, 2001 increased by $9.6 million, or 55.4%, to $26.9 million from $17.3 million for the nine months ended June 30, 2000. This increase is due to the Authority's quarterly accretion of the liability to reflect the impact of the time value of money due to the passage of time.

         Interest income for the nine months ended June 30, 2001 decreased by $8.0 million, or 77.1%, to $2.4 million from $10.4 million for the nine months ended June 30, 2000. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst. The weighted average invested cash was $14.2 million and $73.5 million for the nine months ended June 30, 2001 and 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

         Interest expense for the nine months ended June 30, 2001 decreased by $17.8 million, or 56.8%, to $13.5 million from $31.3 million for the nine months ended June 30, 2000. Included in interest expense for the nine months ended June 30, 2001 is a net loss of $2.4 million due to the change in the fair value of its derivative instruments. This decrease in interest expense was attributable mainly to increased capitalization of interest related to Project Sunburst, partially offset by an increase in average debt outstanding. Capitalized interest was $28.2 million for the nine months ended June 30, 2001 compared to $5.6 million for the same period in the prior year. The weighted average interest rate for the nine months ended June 30, 2001 was 8.0%, compared to 8.4% for the nine months ended June 30, 2000. The weighted average outstanding debt was $610.5 million for the nine months ended June 30, 2001, compared to $514.3 million for the nine months ended June 30, 2000.

         Other income (expense), net was $113,000 for the nine months ended June 30, 2001, representing the disposal of assets. There was no material other income (expense), net for the same period in the prior year.

         Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue for the nine months ended June 30, 2001 and 2000 totaled $591,000 and $465,000, respectively.

         Net income for the nine months ended June 30, 2001 increased by $13.9 million, or 13.3%, to $118.9 million from $104.9 million for the nine months ended June 30, 2000. This increase is primarily due to an increase in income from operations and a decrease in interest expense, partially offset by a increase in the accretion of the relinquishment liability discount as mentioned above.

Liquidity, Capital Resources and Capital Spending

         As of June 30, 2001, the Authority held cash and cash equivalents of $76.2 million, a decrease of $39.5 million from $115.7 million as of September 30, 2000. The decrease is attributable mainly to the decrease in investments held at June 30, 2001 due to liquidation of investments for construction payments. Cash provided by operating activities for the nine months ended June 30, 2001 increased by $15.6 million, or 12.6%, to $139.2 million from $123.6 million for the nine months ended June 30, 2000. The increase is attributable to an increase in net income partially offset by lower working capital needs. During fiscal year 2001, the Authority has drawn $274.0 million from the Bank Credit Facility. During fiscal year 2000, the Authority tendered $90.0 million of Subordinated Notes using the defeasance trust asset established in fiscal year 1999, for the sum of $140.3 million, including all accrued and deferred interest on December 30, 1999.

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

         External Sources of Liquidity

         Bank Credit Facility. As of June 30, 2001, the Authority had $274.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility from a portion of the proceeds from the Authority's $150 million 8.375% Senior Subordinated Notes, due 2011, issued on July 26, 2001. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds accrues on the basis of base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio, as defined in the Bank Credit Facility). As of June 30, 2001, one-month LIBOR was 3.86% and the applicable spread on a LIBOR loan was 1.625%. Interest on each LIBOR loan, that is for a term of three months or less shall be due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the interest period. The Authority had no base rate loans at June 30, 2001. Accrued interest on the Bank Credit Facility was $290,000 as of June 30, 2001.

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

         Capital Expenditures

         Capital Expenditures Incurred to Date. Capital expenditures totaled $456.6 million, including capitalized interest, for the nine months ended June 30, 2001, versus $150.7 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

         . Cumulative Project Sunburst construction expenses totaled $696.7 million, including $38.6 million in capitalized interest, through June 30, 2001. During the nine months ended June 30, 2001, expenditures totaled $421.5 million, including $28.2 million in capitalized interest, versus $124.8 million, including $5.6 million in capitalized interest, for the nine months ended June 30, 2000.

         . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $14.7 million and $11.5 million for the nine months ended June 30, 2001 and 2000, respectively.

         . Employee parking center capital expenditures totaled $1.2 million and $14.4 million for the nine months ended June 30, 2001 and 2000, respectively. Cumulative expenditures on the employee parking center have totaled $24.9 million through June 30, 2001.

         . Utility enhancement capital expenditures totaled $6.7 million for the nine months ended June 30, 2001. Cumulative expenditures on utility enhancement have totaled $10.2 million through June 30, 2001. The Authority did not incur any expenditures in connection with the utility enhancements during the nine months ended June 30, 2000.

         . Capital expenditures for the construction of the new 637-unit Hall of Lost Tribes smoke free slot machine venue were $12.1 million for the nine months ended June 30, 2001. The Authority did not incur any expenses in conjunction with the Hall of the Lost Tribes for the nine months ended June 30, 2000. Cumulative expenditures on the Hall of the Lost Tribes have totaled $12.1 million through June 30, 2001.

         . Capital expenditures for the construction of the employee day care facility were $68,000 during the nine months ended June 30, 2001. The Authority did not incur any construction expenses in conjunction with the employee day care facility during the nine months ended June 30, 2000. Cumulative expenditures on the employee day care facility have totaled $68,000 through June 30, 2001.

         In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of June 30, 2001, construction retainage totaled $23.9 million, which has been included in construction payables in the Authority's financial statements.

         Expected future capital expenditures. During the remainder of fiscal year 2001, the Authority expects to incur capital expenditures to total approximately $269.3 million and to be allocated as follows:

         .    $10.3 million on maintenance capital expenditures.

         .    $230.8 million, excluding capitalized interest, on Project
               Sunburst construction.

         . $7.9 million on conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue.

         .    $11.3 million on utility enhancements.

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

         As of June 30, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $38.6 million. Capitalized interest for the quarters ended June 30, 2001 and 2000 totaled $11.5 million and $2.7 million, respectively. For the nine months ended June 30, 2001 and 2000, capitalized interest totaled $28.2 million and $5.6 million, respectively.

         During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of June 30, 2001, TCA had earned $9.3 million of the development fee, of which $7.1 million had been paid. The

Authority has incurred $2.2 million and $1.3 million, respectively, for the quarters ended June 30, 2001 and 2000 related to the development fee. Development fees incurred for the nine months ended June 30, 2001 and 2000 totaled $4.4 million and $3.5 million, respectively.

         The Casino of the Sky, Mohegan Sun Arena and the Shops at Mohegan Sun are expected to open in late September 2001. The approximately 1,200-room hotel and the convention space are expected to open in April 2002.

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

         The Tribe commenced construction of a Public Safety Facility in December 1999, within the Eagleview complex, that will service the Mohegan Reservation. Construction was funded initially by the Authority and subsequently reimbursed by the Tribe. The total cost of the Public Safety Facility is $6.8 million. The Authority also initially has funded other Tribal projects, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the Public Safety Facility, is $42.2 million. To date, $16.3 million has been reimbursed by the Tribe, and $25.9 million is reflected in amounts due from Tribe in the Authority's balance sheet as of June 30, 2001 for these projects. The due from Tribe amount on the balance sheet also includes $1.7 million of operational receivables. On August 8, 2001, the Tribe reimbursed the Authority $27.6 million. The reimbursement relates to construction that will service the Mohegan Reservation that was funded initially by the Authority and other various operating expenses.

         Relinquishment Agreement

         Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun, including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $673.6 million as of June 30, 2001. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 8 to the Authority's financial statements. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. For the nine months ended June 30, 2001 the Authority paid $26.1 million in relinquishment payments, of which $6.9 million represents principal amounts and the remaining $19.2 million is payment for the accretion of interest. As of June 30, 2001, relinquishment payments earned but unpaid were $16.0 million. During the nine months ended June 30, 2000, the Authority paid $4.9 million in relinquishment payments consisting of $2.0 million in principal amounts and $2.9 million for the accretion of interest.

         Distributions to the Tribe

         During the quarters ended June 30, 2001 and 2000, the Authority distributed $20.0 million and $10.0 million, respectively, to the Tribe. During the nine months ended June 30, 2001 and 2000, the Authority distributed $40.0 million and $32.2 million, respectively, to the Tribe.

         Debt Service Costs

         For the quarter and nine months ended June 30, 2001 and 2000, the Authority incurred the following debt service costs (in thousands):



                                                        For the Quarter    For the Quarter  For the Nine Months  For the Nine Months
                                                         Ended June 30,     Ended June 30,     Ended June 30,       Ended June 30,
                                                             2001               2000                2001                 2000
                                                        -----------------  ---------------  -------------------  -------------------
                                                         (restated - see                      (restated - see
                                                           note 9 to the                        note 9 to the
                                                            Authority's                          Authority's
                                                            financial                            financial
                                                           statements)                          statements)

             Bank Credit Facility                           $     2,795     $           -      $        3,882      $            -
             $200M 8.125% Senior Notes                            4,062             4,062              12,187              12,187
             $300M 8.75% Senior Subordinated Notes                6,563             6,563              19,688              19,688
             Financing fees                                       1,163                 -               3,257                   -
             Capital lease obligations                               47               241                 236                 898
             $50M Subordinated Notes                                  -                 -                   -               2,648
             $40M Subordinated Notes                                  -                 -                   -               1,473
             Change in fair market value of derivative
                instruments                                          85                 -               2,488                   -
             Capitalized interest                               (11,496)           (2,734)            (28,214)             (5,603)
                                                         ---------------   ---------------     ---------------     ---------------
             Total Interest Expense                         $     3,219     $       8,132      $       13,524      $       31,291
                                                         ===============   ===============     ===============     ===============

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

             Contractual Obligations             Fiscal Year
             (in thousands)                        2001 (1)   2-3 years    4-5 years   After 5 years
            -----------------------------------------------------------------------------------------
             Long-term debt (2)                   $      -    $      -     $274,000      $500,000
             Construction obligations (3)          665,820     141,671            -             -
             Development obligations (4)             9,282       4,718            -             -
                                                 -------------------------------------------------
             Total                                $675,102    $146,389     $274,000      $500,000
                                                 =================================================

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

         In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table below are estimates and while some of these agreements are perpetual in term, for the purposes of calculating these amounts, the Authority has prepared the information in this table for only ten years.

                                                       Fiscal
             Contractual Commitments                    Year
             (in thousands)                           2001 (1)     2-3 years     4-5 years       5-10 years
            ------------------------------------------------------------------------------------------------
             Slot winning payment commitments (2)     144,589        373,009       408,682        1,150,391
             Relinquishment commitments (3)            42,899        119,017       133,810          376,658
                                                   ---------------------------------------------------------
             Total                                   $187,488       $492,026      $542,492       $1,527,049
                                                     =======================================================

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

        The Authority maintains accruals for workers compensation self-insurance and Player's Club points redemption, which are classified in other accrued liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Authority will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $500.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 4 to the Authority's financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of June 30, 2001, the Authority had drawn $274.0 million on the Bank Credit Facility. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

        The following table provides information about the Authority's derivative instruments at June 30, 2001:

                                                                                Estimated Fair
                                          Maturity Date        Notional Value       Value
                                          -------------        --------------       -----
 Interest Rate Cap
   Strike Rate - 8%                      October 1, 2003     $  39,621,200       $     3,000

 Interest Rate Collar
   Ceiling Strike Rate - 8%
   Floor Strike Rate - 6%                  March 1, 2004        25,704,800        (1,732,268)

 Interest Rate Swap
   Pay fixed - 6.35%
   Receive Variable                        March 1, 2004        12,852,400        (1,003,760)
                                                             -------------       -----------
              Total                                          $  78,178,400       $(2,733,028)
                                                             =============       ===========

        All derivative instruments are based upon one-month LIBOR, which was 3.86% on June 30, 2001.

                           PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

            The Exhibit Index filed herewith is incorporated herein by reference.

         (b) Reports on Form 8-K

            On July 18, 2001 the Authority filed a Current Report on Form 8-K to report a press release announcing the Authority's financial results for the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MOHEGAN TRIBAL GAMING AUTHORITY
                          -------------------------------



Date: November 12, 2002   By: /s/ Mark F. Brown
     ------------------   --------------------------------------------------
                          Mark F. Brown
                          Chairman, Management Board


Date: November 12, 2002   By: /s/  William J. Velardo
     ------------------   --------------------------------------------------
                          William J. Velardo
                          President and Chief Executive Officer


Date: November 12, 2002   By: /s/ Jeffrey E. Hartmann
     ------------------   --------------------------------------------------
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

Date: November 12, 2002                   /s/ William J. Velardo
                                          -------------------------------------
                                          William J. Velardo
                                          President and Chief Executive Officer

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

Exhibit
   No.                              Exhibit Description

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

  99.1* Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2* Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith