Form 10-K/A
period 2001-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                                 Title of Class
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                EXPLANATORY NOTE

The Mohegan Tribal Gaming Authority (the "Authority") has restated its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 and
for the fiscal year ended September 30, 2001.

As more fully discussed in Note 15, this 10-K/A includes in Items 6 and 8 of
Part II such restated financial statements and related footnotes thereto for the fiscal year ended September 30, 2001 and other information relating to such restated financial statements. Item 7 of Part II includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Items 6, 7, 7A, and 8 of Part II, Items 10, 11 and 13 of Part III, Item 15 of Part IV (which was numbered Item 14 of Part IV in the originally filed Form 10-K) and the addition of certifications required under Sections 302 (as further described in Rule 15d-14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-K is amended by this amendment. The information contained herein is as of September 30, 2001 and does not reflect subsequent events except as disclosed in the originally filed Form 10-K relating to such period and which were disclosed therein. For information regarding additional subsequent events, please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A filed with respect to periods after September 30, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-K/A

                                                                                                     Number
                                                  PART II

Item 6.  Selected Financial Data.                                                                      1
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.        3
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.                                  19
Item 8.  Financial Statements and Supplementary Data.                                                 20

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant.                                          21
Item 11. Executive Compensation.                                                                      23
Item 13. Certain Relationships and Related Transactions.                                              25

                                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                             27

Signatures. Mohegan Tribal Gaming Authority.                                                          30

Certifications.                                                                                       31

Index to Financial Statements                                                                         F-1

Schedule II--Valuation and Qualifying Accounts and Reserves                                           S-1

                                     PART II

Item 6.   Selected Financial Data

     The selected financial data shown below for the fiscal years ended September 30, 2001, 2000 and 1999, and as of September 30, 2001 and 2000, have been taken from the Authority's audited financial statements included in this Form 10-K/A. The selected financial data set forth below for the fiscal years ended September 30, 1998 and 1997, and as of September 30, 1999, 1998 and 1997, have been derived from the Authority's audited financial statements for those years, which are not included in this Form 10-K/A. The selected financial data shown below should be read in conjunction with the Authority's financial statements and related notes beginning on page F-1 of this Form 10-K/A, the section entitled "--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial and statistical data included in this Form 10-K/A. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

     The following discussion should be read in conjunction with the Authority's financial statements and the related notes beginning on page F-1 of this Form 10-K/A, which has been updated to reflect the restatements and the reclassifications as more fully described in Note 15 to the Authority's financial statements.

              As of or for the Fiscal Year Ended September 30,

                             2001           2000          1999           1998           1997(1)
                             ----           ----          ----           ----           -------
                       (restated - see
                        note 15 to the
                         Authority's
                          financial
                         statements)

Operating Results:
     Gross revenues      $  857,977      $809,314      $725,510       $ 611,463       $506,911
     Promotional
      allowances            (71,372)      (70,044)      (56,827)        (42,501)       (43,276)

     Net revenues        $  786,605      $739,270      $668,683       $ 568,962       $463,635
     Income from
      operations         $  267,935      $195,514      $ 66,675       $ 135,687       $ 82,378
     Other income
      (expense), net        (53,403)(2)   (48,906)(2)   (66,355)(2)     (47,539)       (43,342)
     Loss from
      discontinued
      operations               (591)         (674)         (812)           (569)        (2,349)
     Extraordinary
      items                      --            --       (38,428)(3)    (419,458)(4)         --

     Net income (loss)   $  213,941      $145,934      $(38,920)      $(331,879)      $ 36,687

Other Data:
     Adjusted
      EBITDA(5)          $  256,164      $253,955      $239,475       $ 200,658       $137,776
     Interest
      expense, net
      of capitalized
      interest           $   20,375      $ 37,799      $ 55,595       $  50,172       $ 45,137
     Capital
      expenditures       $  728,742      $288,278      $ 62,795       $  32,731       $ 35,700
     Net cash flows
      provided by
      operating
      activities         $  201,338      $194,845      $144,724       $ 135,067       $156,552

Balance Sheet Data:
      Total assets     $1,554,693      $885,379      $914,962       $554,480       $386,974
      Long-term debt
         and capital
         lease
         obligations   $  909,514      $506,391      $519,298       $294,567       $298,237

(1)  The Authority commenced operations at Mohegan Sun on October 12, 1996.
(2) For the fiscal years ended September 30, 2001, 2000 and 1999, includes expense of $35.8 million, $23.1 million and $22.0 million, respectively, for the accretion of relinquishment liability discount under the Relinquishment Agreement. A discussion of the estimation may be found under
     Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A.
(3) Includes expense of $33.7 million related to the tender premium of the $175.0 million senior secured notes, $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt.
(4) Includes expense of $419.1 million related to the initial assessment of the Authority's liability under the Relinquishment Agreement.
(5) EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenues. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, discontinued operations, management fees pursuant to the Management Agreement, extraordinary items and non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenues. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                        For the Year   For the Year   For the Year   For the Year   For the Year
                                           Ended          Ended          Ended          Ended          Ended
                                         09/30/2001    09/30/2000     09/30/1999     09/30/1998     09/30/1997
                                        -------------  ------------   ------------   ------------   ------------
                                        (restated -
                                        see note 15
                                          to the
                                        Authority's
                                         financial
                                         statements)

EBITDA
Net Income (loss)                       $    213,941   $    145,934   $    (38,920)  $   (331,879)  $     36,687
Add back:
Interest expense, net of capitalized
 interest                                     20,375         37,799         55,595         50,172         45,137
Interest income                               (2,920)       (13,469)       (11,254)        (2,633)        (1,795)
Income taxes                                      --             --             --             --             --
Depreciation and amortization                 31,295         30,739         23,397         17,529         32,155
                                        ------------   ------------   ------------   ------------   ------------

EBITDA                                  $    262,691   $    201,003   $     28,818   $   (266,811)  $    112,184
                                        ------------   ------------   ------------   ------------   ------------

Adjustments to EBITDA to
  reconcile to Adjusted EBITDA
Pre-opening costs and expenses          $     31,344   $      5,278             --             --             --
Accretion of relinquishment liability
  discount                                    35,833         23,053         22,014             --             --
Relinquishment liability reassessment(6)     (74,410)         8,790         89,871             --             --
Other non-operating expense                      115          1,523             --             --             --
Management fees                                   --         13,634         59,532         47,442         23,243
Discontinued Operations                          591            674            812            569          2,349
Extraordinary items                               --             --         38,428        419,458             --
                                        ------------   ------------   ------------   ------------   ------------

Adjusted EBITDA                         $    256,164   $    253,955   $    239,475   $    200,658   $    137,776
                                        ============   ============   ============   ============   ============

(6) For the fiscal years ended September 30, 2001, 2000, and 1999, includes relinquishment liability reassessment of $(74.4) million, $8.8 million and $89.9 million, respectively, for the reassessment of the relinquishment liability. A discussion of the estimation may be found under Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page F-1 of this Form 10-K/A and "--Item 6. Selected Financial Data". Although the Authority believes the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that the Authority's expectations will be realized. The actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, without limitation, development and construction risks, business conditions, competition, changes in interest rates, the risks of downturns in economic conditions generally and the availability of financing for development and operations. The Authority assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

         The following discussion should be read in conjunction with the Authority's financial statements and the related notes beginning on page F-1 of this Form 10-K/A, which has been updated to reflect the restatements and reclassifications as more fully described in Note 15 to the Authority's financial statements.

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

         Mohegan Sun

         In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority recently has completed the first phase of a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which includes increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, are expected to open in April 2002, with substantial completion of construction occurring in June 2002.

         Mohegan Sun operates in an approximately 1.9 million square foot facility which, at September 30, 2001, includes the following two casinos:

         Casino of the Earth. The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

         . approximately 3,655 slot machines, 158 table games (including blackjack, roulette, craps and baccarat) and 42 poker tables;

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

         . three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars; and

         Casino of the Sky. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

         . approximately 2,564 slot machines and 82 table games (including blackjack, roulette, craps and baccarat);

         . food and beverage amenities, including two full-service restaurants, three quick-service restaurants, a 350-seat buffet and four lounges operated by Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,200 restaurant seats;

         .     the Mohegan Sun Arena with seating for up to 10,000;

         .     a 300-seat Cabaret;

         .     an arcade style recreation area and a child care facility;

         . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority.

         Mohegan Sun currently has parking spaces for approximately 8,300 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 16-pump gasoline service station and convenience store.

         Additional Mohegan Sun Enhancements

         In addition to Project Sunburst, the Authority has begun construction on the following capital improvements to the Mohegan Sun facility:

         Parking Garages. The Indian Summer Garage will provide approximately 2,700 additional parking spaces and currently is being constructed. The approved budget for the construction of the Indian Summer Garage is $65.0 million. Construction began on the Indian Summer Garage in July 2001, and the Authority anticipates that the project will be completed in June 2002. A second parking garage, the Thames Garage, which provides approximately 1,700 additional parking spaces, is anticipated to be completed in April 2002 for approximately $25.0 million.

         Project Sunburst Utilities. The Authority is constructing various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority will pay for this portion of the total costs, which the Authority expects will equal the budget of approximately $35.0 million. These improvements are anticipated to be completed concurrently with the opening of certain components of Project Sunburst in April 2002. As of September 30, 2001, the Authority placed

$22.6 million of these assets into service.

       Child Development Center. The Authority is constructing a 36,000 square foot employee day care facility which will enhance the benefits and services provided to employees of both the Tribe and the Authority. The project is expected to cost approximately $10.0 million. Construction began in November 2001, and the Authority anticipates that the project will be completed in August 2002.

Explanation of Key Financial Statement Captions

       Gross revenues. The Authority's gross revenues are derived mostly from the following three sources:

       . Gaming revenues, which include revenues from slot machines, table games, poker and racebook;

       .      Food and beverage sales;

       . Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets, the Mohegan Sun gasoline and convenience center and the Mohegan Sun Arena, which opened in September 2001.

       The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                    Year ended
                                                   September 30,
                                          2001         2000         1999
                                         ------       ------       ------

       Gaming                               88%          88%          88%
       Food and beverage                     6%           6%           7%
       Retail, entertainment and other       6%           6%           5%
                                         ------       ------       ------
                 Total                     100%         100%         100%

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

       Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, retail, entertainment and other services are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun, and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to gaming expenses in the following amounts (in thousands):

                                                                   For the                 For the                 For the
                                                                 Fiscal Year             Fiscal Year             Fiscal Year
                                                                    Ended                   Ended                   Ended
                                                                September 30,           September 30,           September 30,
                                                                    2001                    2000                    1999
                                                            --------------------    --------------------    --------------------
          Food and beverage                                     $      26,943           $      24,987           $        26,794
          Retail, entertainment and other                              28,044                  25,308                    20,928
                                                            --------------------    --------------------    --------------------
              Total                                             $      54,987           $      50,295           $        47,722
                                                            ====================    ====================    ====================

          Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, the Mohegan Sun gasoline and convenience center, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities and items from the Sun Select Catalog. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

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

          EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenues. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to TCA pursuant to the Relinquishment Agreement, management fees pursuant to the Management Agreement, discontinued operations, extraordinary items and non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenues. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                       For the Fiscal          For the Fiscal           For the Fiscal
                                                         Year Ended              Year Ended               Year Ended
                                                     September 30, 2001      September 30, 2000       September 30, 1999
                                                     --------------------    --------------------    ---------------------
                                                     (restated - see note 15
                                                       to the Authority's
                                                      financial statements)
EBITDA
Net Income                                              $        213,941        $        145,934       $          (38,920)
Add back:
Interest expense, net of capitalized interest                     20,375                  37,799                   55,595
Interest income                                                   (2,920)                (13,469)                 (11,254)
Income taxes                                                           -                       -                        -
Depreciation and amortization                                     31,295                  30,739                   23,397
                                                     --------------------    --------------------    ---------------------
EBITDA                                                  $        262,691        $        201,003       $           28,818
                                                     --------------------    --------------------    ---------------------
EBITDA Margin                                                       33.4%                   27.2%                     4.3%

Adjustments to EBITDA to reconcile to Adjusted
  EBITDA
Pre-opening costs and expenses                          $         31,344        $          5,278       $                -
Accretion of relinquishment liability discount                    35,833                  23,053                   22,014
Relinquishment liability reassessment                            (74,410)                  8,790                   89,871
Other expense, net                                                   115                   1,523                        -
Management fees                                                        -                  13,634                   59,532
Extraordinary items                                                    -                       -                   38,428
Discontinued operations                                              591                     674                      812
                                                     --------------------    --------------------    ---------------------
Adjusted EBITDA                                         $        256,164        $        253,955       $          239,475
                                                     ====================    ====================    =====================
Adjusted EBITDA Margin                                              32.6%                   34.4%                    35.8%


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

          The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See
Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

          Comparison of Operating Results for the Fiscal Years Ended September 30, 2001 and 2000:

          Net revenues for the fiscal year ended September 30, 2001 increased by $47.3 million, or 6.4%, to $786.6 million from $739.3 million for the fiscal year ended September 30, 2000. This increase is attributable primarily to an increase in gaming revenues as discussed below.

          Adjusted EBITDA for the fiscal year ended September 30, 2001 increased by $2.2 million, or 0.9%, to $256.2 million from $254.0 million for the fiscal year ended September 30, 2000. Mohegan Sun achieved a 32.6% Adjusted EBITDA margin for the fiscal year ended September 30, 2001 compared to a 34.4% Adjusted EBITDA margin for the fiscal year ended September 30, 2000. The decline in the margin was the result of labor, marketing and operating expenses increasing at a greater rate than revenues.

          The Connecticut slot market grew at a rate of 4.1% for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000. The State of Connecticut reported a gross slot win of $1.4 billion and $1.3 billion for the fiscal years ended September 30, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 7.0% for the fiscal year ended September 30, 2001 over the fiscal year ended September 30, 2000. Gross slot revenues were $578.4 million and $540.3 million for the fiscal years ended September 30, 2001 and 2000, respectively. Gross slot win per unit per day was $471 and $488 for the respective periods. The decrease in gross slot win per unit per day was due to an increase in the weighted average number of slot machines from 3,028 per day in the fiscal year ended September 30, 2000 to 3,362 in the fiscal year ended September 30, 2001.

          Gaming revenues for the fiscal year ended September 30, 2001 increased by $41.4 million, or 5.8%, to $751.0 million from $709.6 million for the fiscal year ended September 30, 2000. This increase primarily is due to a 6.3% growth in net slot machine revenues as a result of the continued growth of the Mohegan Sun customer base, and the opening of the first phase of Project Sunburst for six days during fiscal year 2001.

          Food and beverage revenues for the fiscal year ended September 30, 2001 increased by $2.2 million, or 4.6%, to $49.5 million from $47.3 million for the fiscal year ended September 30, 2000. This increase in food and beverage revenues is attributable to a higher average sale per check, partially offset by a decrease in meals served of 115,000, or 2.8%.

          Retail, entertainment and other revenues for the fiscal year ended September 30, 2001 increased by $5.1 million, or 9.8%, to $57.5 million from $52.4 million for the fiscal year ended September 30, 2000. This increase is attributable to increased utilization of the Mohegan Sun gasoline and convenience center.

          Promotional allowances for the fiscal year ended September 30, 2001 increased by $1.4 million, or 1.9%, to $71.4 million from $70.0 million for the fiscal year ended September 30, 2000. This increase is attributable to the increase in gross revenues. Promotional allowances as a percentage of gaming revenue decreased from 9.9% in the fiscal year ended September 30, 2000 to 9.5% in the fiscal year ended September 30, 2001 due to an increase in the redemption of Mohegan Sun Player's Club points at retail outlets not managed by the Authority. See Note 3 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A.

          Total operating costs and expenses for the fiscal year ended
September 30, 2001 decreased by $25.1 million, or 4.6%, to $518.7 million from $543.8 million for the fiscal year ended September 30, 2000. The decrease primarily is a result of the $74.4 million reassessment adjustment of the relinquishment liability for the fiscal year ended September 30, 2001 compared to the expense of $8.8 million recognized for the fiscal year ended September 30, 2000. The Authority reviewed current revenue forecasts and, as a result, reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving current economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos.

          Gaming costs and expenses for the fiscal year ended September 30, 2001 increased by $27.3 million, or 8.9%, to $334.5 million from $307.2 million for the fiscal year ended September 30, 2000. This increase primarily is due to increases in labor and benefit costs and the allocation of complimentaries associated with gaming. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $144.6 million and $135.1 million for the fiscal years ended September 30, 2001 and 2000, respectively. The increase in Slot Win Contribution is related directly to the increase in net slot revenues.

          Food and beverage costs and expenses for the fiscal year ended September 30, 2001 increased by $702,000, or 3.0%, to $24.4 million from $23.7 million in expenses for the fiscal year ended September 30, 2000. This increase is attributable to increased labor and benefit costs.

          Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2001 increased by $5.0 million, or 18.3%, to $32.1 million from $27.1 million for the fiscal year ended September 30, 2000. This increase primarily is attributable to the increased utilization of the Mohegan Sun gasoline and convenience center, as well as the increase in expenses associated with the Uncas Pavilion, a temporary event structure. The Uncas Pavilion closed permanently in September 2001.

          Marketing, general and administrative costs and expenses for the fiscal year ended September 30, 2001 increased by $12.1 million, or 9.5%, to $139.3 million from $127.2 million for the fiscal year ended September 30, 2000. This increase is attributable to increases in marketing expenses aimed to promote Mohegan Sun.

           Pre-opening costs and expenses for the fiscal year ended September 30, 2001 increased by $26.1 million, or 493.9%, to $31.3 million from $5.3 million for the fiscal year ended September 30, 2000. This increase primarily is comprised of personnel costs and marketing costs associated with the September 25, 2001 opening of Project Sunburst.

           There were no management fees earned by TCA for the fiscal year ended September 30, 2001, compared to $13.6 million of management fees for the fiscal year ended September 30, 2000. The decrease in management fees was a direct result of the termination of the Management Agreement on December 31, 1999.

       Depreciation and amortization for the fiscal year ended September 30, 2001 increased by $556,000, or 1.8%, to $31.3 million from $30.7 million for the fiscal year ended September 30, 2000. This increase is a result of additional depreciation on capital expenditures made during the year.

       The relinquishment liability reassessment for the fiscal year ended September 30, 2001 decreased by $83.2 million, or 946.5%, to the reassessment adjustment of $74.4 million from an expense of $8.8 million for the fiscal year ended September 30, 2000. This decrease is due to the review by the Authority of current revenue forecasts and the reduction of revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos. For a further discussion of the relinquishment liability, see Note 13 to the Authority's financial statements beginning on page F-1 on this Form 10-K/A.

       Income from operations for the fiscal year ended September 30, 2001 increased by $72.4 million, or 37.0%, to $267.9 million from $195.5 million for the fiscal year ended September 30, 2000. This increase primarily is attributable to the decrease in the relinquishment liability reassessment from an $8.8 million expense for the fiscal year ended September 30, 2000 to $74.4 million in income for the fiscal year ended September 30, 2001.

       Accretion of the discount associated with the relinquishment liability for the fiscal year ended September 30, 2001 increased by $12.8 million, or 55.4%, to $35.8 million from $23.1 million for the fiscal year ended September 30, 2000. The accretion represents the impact of the time value of money due to the passage of time.

       Interest income for the fiscal year ended September 30, 2001 decreased by $10.5 million, or 78.3%, to $2.9 million from $13.5 million for the fiscal year ended September 30, 2000. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $29.1 million and $171.5 million for the fiscal years ended September 30, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

       Interest expense for the fiscal year ended September 30, 2001 decreased by $17.4 million, or 46.1%, to $20.4 million from $37.8 million for the fiscal year ended September 30, 2000. Included in interest expense for the year ended September 30, 2001 is a net loss of $4.1 million due to the change in the fair value of its derivative instruments. The overall decrease in interest expense mainly is attributable to the capitalization of $40.7 million in interest on the Bank Credit Facility, the $200.0 million Senior Notes, the $300.0 million 1999 Senior Subordinated Notes and the $150.0 million 2001 Senior Subordinated Notes. During fiscal year 2000, $9.9 million of interest expense was capitalized. The increase in debt was the result of draws on the Bank Credit Facility and the issuance of the $150.0 million 2001 Senior Subordinated Notes. The weighted average interest rate was 8.04% and 8.39% for the fiscal years ended September 30, 2001 and 2000, respectively. The weighted average debt outstanding was $787.9 million and $512.6 million for the fiscal years ended September 30, 2001 and 2000, respectively.

       Other expense for the fiscal year ended September 30, 2001 decreased by $1.4 million, or 92.4%, to $115,000 from $1.5 million for the fiscal year ended September 30, 2000. This decrease is attributable to a loss of $1.7 million for assets disposed of during fiscal year 2000 compared to a loss of $116,000 for assets disposed of during fiscal year 2001.

       Loss from discontinued operations for the fiscal year ended September 30, 2001 decreased by $83,000, or 12.3%, to $591,000 from $674,000 for the fiscal year ended September 30, 2000. The loss is the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into the 637-unit Hall of the Lost Tribes smoke-free slot machine venue.

       Net income for the fiscal year ended September 30, 2001 increased by $68.0 million, or 46.6%, to $213.9 million from $145.9 million the fiscal year ended September 30, 2000. This increase primarily is attributable to an increase in income from operations and a decrease in interest expense more fully discussed above.

       Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and 1999

       Net revenues for the fiscal year ended September 30, 2000 increased by $70.6 million, or 10.6%, to $739.3 million from $668.7 million for the fiscal year ended September 30, 1999. This increase primarily is attributable to an increase in gaming revenues as discussed below.

       Adjusted EBITDA for the fiscal year ended September 30, 2000 increased by $14.5 million, or 6.0%, to $254.0 million from $239.5 million for the fiscal year ended September 30, 1999. Mohegan Sun achieved a 34.4% Adjusted EBITDA margin for the fiscal year ended September 30, 2000 compared to a 35.8% Adjusted EBITDA margin for the fiscal year ended September 30, 1999. The decline in the margin was the result of increased labor, marketing and operating expenses increasing at a greater rate than revenues.

       The Connecticut slot market grew at a rate of 8.5% from the fiscal year ended September 30, 2000 to the fiscal year ended September 30, 1999. The State of Connecticut reported a gross slot win of $1.3 billion and $1.2 billion for the fiscal years ended September 30, 2000 and 1999, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in net slot revenues of 11.6% in the fiscal year ended September 30, 2000 over the fiscal year ended September 30, 1999. Gross slot revenues were $540.3 million and $484.2 million for the fiscal years ended September 30, 2000 and 1999, respectively. Gross slot win per unit per day was $488 and $439 for the respective periods.

       Gaming revenues for the fiscal year ended September 30, 2000 increased by $68.5 million, or 10.7%, to $709.6 million from $641.1 million for the fiscal year ended September 30, 1999. This increase in gaming revenues primarily is due to an 11.6% growth in Mohegan Sun net slot revenues as a result of the continued growth of the Mohegan Sun customer base.

       Food and beverage revenues for the fiscal year ended September 30, 2000 decreased by $591,000, or 1.2%, to $47.3 million from $47.9 million for the fiscal year ended September 30, 1999. This decrease in food and beverage revenues is attributable to reduced food covers and a patron shift in Mohegan Sun Player's Club point redemption from the food and beverage products toward retail and gas products.

       Retail, entertainment and other revenues for the fiscal year ended September 30, 2000 increased by $15.9 million, or 43.5%, to $52.4 million from $36.5 million for the fiscal year ended September 30, 1999. This increase is attributable to increased utilization of retail complimentaries and the popularity of the Mohegan Sun gasoline and convenience center.

       Promotional allowances for the fiscal year ended September 30, 2000 increased by $13.2 million, or 23.3%, to $70.0 million from $56.8 million for the fiscal year ended September 30, 1999. This increase is attributable to an increase in the customer base as well as increased utilization of the Mohegan Sun Player's Club complimentary program. Additionally, promotional allowances as a percentage of gaming revenue increased from 8.9% in the fiscal year ended September 30, 1999 to 9.9% in the fiscal year ended September 30, 2000.

       Total operating costs and expenses for the fiscal year ended September 30, 2000 decreased by $58.3 million, or 9.7%, to $543.8 million from $602.0 million for the fiscal year ended September 30, 1999. This decrease primarily is the result of the significant decrease in expense related to the reassessment of the relinquishment liability to $8.8 million for the fiscal year ended September 30, 2000 from $89.9 million for the fiscal year ended September 30, 1999.

       Gaming costs and expenses for the fiscal year ended September 30, 2000 increased by $33.7 million, or 12.3%, to $307.2 million from $273.5 million for the fiscal year ended September 30, 1999. This increase primarily is due to increases in the Slot Win Contribution and the allocation of complimentaries associated with gaming. The Slot Win Contribution totaled $135.1 million and $121.1 million for the fiscal years ended September 30, 2000 and 1999, respectively. The increase in the Slot Win Contribution is directly related to the increase in slot revenues.

       Food and beverage costs and expenses for the fiscal year ended September 30, 2000 increased by $1.5 million, or 6.9%, to $23.7 million from $22.2 million for the fiscal year ended September 30, 1999. This increase is attributable to increased labor and benefit costs.

       Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2000 increased by $4.6 million, or 20.2%, to $27.1 million from $22.6 million for the fiscal year ended September 30, 1999. This increase primarily is attributable to a full year of operations for the Mohegan Sun gasoline and convenience center, which opened in December 1998, as well as the increased utilization of the Mohegan Sun complimentary programs in the retail outlets.

       Marketing, general and administrative costs and expenses for the fiscal year ended September 30, 2000 increased by $16.3 million, or 14.7%, to $127.2 million from $110.9 million for the fiscal year ended September 30, 1999. This increase partially is attributable to continued marketing campaigns associated with efforts to increase the frequency of patron visits.

       Pre-opening costs and expenses were $5.3 million for the fiscal year ended September 30, 2000. Pre-opening costs and expenses were composed of labor and marketing costs associated with Project Sunburst. Mohegan Sun did not incur any pre-opening costs and expenses for the fiscal year ended September 30, 1999.

       Management fees earned by TCA for the fiscal year ended September 30, 2000 decreased by $45.9 million, or 77.1%, to $13.6 million from $59.5 million for the fiscal year ended September 30, 1999. This decrease is a direct result of the termination of the Management Agreement on December 31, 1999.

       Depreciation and amortization for the fiscal year ended September 30, 2000 increased by $7.3 million, or 31.4%, to $30.7 million from $23.4 million for the fiscal year ended September 30, 1999. This increase primarily is attributable to the $4.3 million amortization of the trademark asset and the increase in depreciation of newly acquired capital assets including the Riverview Garage and the Eagleview Center.

       The relinquishment liability reassessment expense for the fiscal year ended September 30, 2000 decreased by $81.1 million, or 90.2%, to $8.8 million from $89.9 million for the fiscal year ended September 30, 1999. This decrease is due to the review by the Authority of current revenue forecasts and the increase in revenue projections for the period in which the Relinquishment Agreement applies.

       Income from operations for the fiscal year ended September 30, 2000 increased by $128.8 million, or 193.2%, to $195.5 million from $66.7 million for fiscal year ended September 30, 1999. This increase primarily is attributable to the decrease in the relinquishment liability reassessment from $89.9 million for the fiscal year ended September 30, 1999 to $8.8 million for the fiscal year ended September 30, 2000, lower management fees and increased gaming revenues.

       Accretion of the discount associated with the relinquishment liability reassessment for the fiscal year ended September 30, 2000 increased by $1.0 million, or 4.7%, to $23.1 million from $22.0 million for the fiscal year ended September 30, 1999. The accretion represents the impact of the time value of money due to the passage of time.

       Interest income for the fiscal year ended September 30, 2000 increased by $2.2 million, or 19.7%, to $13.5 million from $11.3 million for the fiscal year ended September 30, 1999. This increase was related to the investment of the remainder of the proceeds from the Authority's Senior Notes and 1999 Senior Subordinated Notes issued on March 3, 1999. A portion of the financing was used to pay off existing debt and the remainder was invested to be used later for construction of Project Sunburst. The weighted average invested cash was $171.3 million and $151.8 million for the fiscal years ended September 30, 2000 and 1999, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

       Interest expense for the fiscal year ended September 30, 2000 decreased by $17.8 million, or 32.0%, to $37.8 million from $55.6 million for the fiscal year ended September 30, 1999. This decrease mainly is attributable to the capitalization of $9.9 million in interest on the $200 million Senior Notes and the $300 million 1999 Senior Subordinated Notes to Project Sunburst. The increase in debt was the result of the payoff of $175 million of the Authority's senior secured notes due 2002 (the net "Senior Secured Notes"), the defeasance of $90 million of the Authority's subordinated financing from Sun International and Waterford Gaming L.L.C., which was in the form of notes (the "Subordinated Notes"), and the issuance of the $200 million Senior Notes and $300 million 1999 Senior Subordinated Notes in March 1999. The weighted average interest rate was 8.39% and 10.45% for the fiscal years ended September 30, 2000 and 1999, respectively. The weighted average debt outstanding was $512.6 million and $435.1 million for the fiscal years ended September 30, 2000 and 1999, respectively.

       Other expense for the fiscal year ended September 30, 2000 was $1.5 million and was attributable to the disposal of assets having a net book value of $1.7 million. There were no costs attributable to other expense in the fiscal year ended September 30, 1999.

       Loss from discontinued operations for the fiscal year ended September 30, 2000 decreased by $138,000, or 17.0%, to $674,000 from $812,000 for the fiscal year ended September 30, 1999. The loss was the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into the 637-unit Hall of the Lost Tribes smoke-free slot machine venue.

       Net income for the fiscal year ended September 30, 2000 increased by $184.9 million to $145.9 million from a loss of $38.9 million for the fiscal year ended September 30, 1999. This increase in net income primarily is attributable to a $128.8 million increase in income from operations as discussed above, lower interest expense as a result of amounts capitalized (See Note 12 to the Authority's audited financial statements beginning on page F-1 of this Form 10-K/A), and an extraordinary item of $38.4 million in fiscal 1999, of which $33.7 million related to the early extinguishment of the Senior Secured Notes, $5.2 million related to the write-off of financing fees associated with the original facility construction and $500,000 related to the forgiveness of debt associated with the defeasance of the Subordinated Notes (see Note 8 to the Authority's audited financial statements beginning on page F-1 of this Form 10-K/A).

Liquidity, Capital Resources and Capital Spending

       As of September 30, 2001, 2000 and 1999, the Authority held cash and cash equivalents of $74.3 million, $115.7 million and $276.6 million, respectively. The decrease in cash and cash equivalents is attributable to the funding of capital expenditures in connection with Project Sunburst. Cash provided by operating activities for the year ended September 30, 2001 was $201.3 million compared to cash provided by operating activities for the year ended September 30, 2000 and 1999 of $194.8 million and $144.7 million, respectively. The increases in cash provided by operating activities is attributable to increases in net income, net of the effect of the reassessment of relinquishment liability.

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

       External Sources of Liquidity

       Bank Credit Facility. As of September 30, 2001, the Authority had $258.0 million outstanding under a $500.0 million reducing, revolving collateralized credit facility ("the "Bank Credit Facility"), with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. During the fiscal year ended September 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility and borrowed $348.0 million.

       The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mahegan Sun, known as Project Sunburst, and further capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

       At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). As of September 30, 2001, one month LIBOR was 2.64% and the applicable spread on a LIBOR loan was 2.125%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of September 30, 2001, the Authority had no base rate loans.

       Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter by 10% of the commitment as in effect immediately prior to the first such reduction.

       The Bank Credit Facility contains various provisions that require the Authority to maintain specified financial ratios. If the Authority's revenue declines due to economic or competitive factors, or if there is a substantial cost overrun in connection with the completion of Project Sunburst, it is possible that these financial ratios may be violated. If this were to happen, the Authority would not be able to borrow additional funds under the Bank Credit Facility and it may even result in an event of default which could accelerate the payment of any outstanding balance. In addition, while the Authority has entered into some hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility, the majority of the outstanding balance is subject to interest rate fluctuations. As the economy rebounds, it is possible that the interest rate will start to increase, which would mean that the Authority's interest cost may increase significantly. A substantial increase in interest expense could have a negative effect on the Authority's liquidity. For a further discussion on hedging transactions that mitigate against this exposure, see "Item 7A. Quantitative and Qualitative Disclosure of Market Risk" and Note 3 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A.

   Capital Expenditures

       Capital expenditures incurred to date. Capital expenditures totaled $728.7 million including capitalized interest for the fiscal year ended September 30, 2001, versus $288.3 million and $62.8 million for the fiscal years ended September 30, 2000 and 1999, respectively. These capital expenditures were an aggregate of the following:

       . Cumulative Project Sunburst construction expenditures totaled $940.0 million, including $51.1 million in capitalized interest and net of $1.4 million expensed or recorded as inventory, through September 30, 2001, of which $664.8 million was expended in the fiscal year ended September 30, 2001 and $275.3 million was expended in prior periods. Under the Development Agreement, TCA will oversee the planning, design and construction and will receive a development fee of $14.0 million for such services. As of September 30, 2001, TCA has earned $11.3 million in development fees, of which $9.3 million has been paid and is included in Project Sunburst construction costs presented above.

       . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $23.6 million, $20.1 million, and $11.8 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

       . Capital expenditures on the Authority's electrical and water systems infrastructure totaled $15.2 million and $17.0 million for the fiscal years ended September 30, 2001 and 2000, respectively.

       . Capital expenditures on the Authority's Eagleview employee parking center totaled $1.3 million, $13.9 million and $9.8 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

       . Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $9.8 million for the fiscal year ended September 30, 2001.

       . Capital expenditures for the construction of the Hall of the Lost Tribes, the new 637-unit smoke-free slot venue which opened on April 18, 2001, were $14.9 million as of September 30, 2001, $5.1 million below the $20.0 million original budget amount. The Authority did not incur any capital expenditures for the construction of the Hall of the Lost Tribes for the fiscal year ended September 30, 2000.

       . Capital expenditures for the construction of an employee day care facility were $568,000 during the fiscal year ended September 30, 2001, with construction expected to be completed in August 2002. The employee day care facility is expected to have a total cost of $10.0 million.

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

       Infrastructure improvements. The Authority commenced construction of the infrastructure improvements, estimated to cost $35.0 million, that will service Mohegan Sun and other Tribal facilities. Such infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion. The infrastructure improvements were funded by the Authority and are expected to be completed concurrent with the completion of Project Sunburst. As of September 30, 2001, approximately $32.2 million has been incurred, of which $15.2 million was incurred in fiscal year 2001, and $22.6 million of these assets were placed into service.

       In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of September 30, 2001, construction retainage totaled $23.3 million, which has been included in construction payables in the Authority's financial statements beginning on page F-1 of this Form 10-K/A.

       Expected future capital expenditures. During fiscal year 2002, the Authority expects to incur capital expenditures totaling approximately $191.3 million and to be allocated as follows:

       .  $25.0 million on maintenance capital expenditures.

       .  $71.1 million on Project Sunburst construction.

       .  $55.2 million on the Indian Summer parking.

       .  $25.0 million on a new 1,700 space Thames Garage.

       .  $5.5 million on infrastructure improvements.

       .  $9.5 million on an employee day care center.

     Project Sunburst

       In November 2000, the Tribal Council approved a formal resolution increasing the expansion budget to $960.0 million, excluding capitalized interest, from $800.0 million. The Project Sunburst budget was increased to $960.0 million for primarily three reasons: (1) enhancements in project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; (2) quality improvements to the hotel and public areas; and (3) increases in Project Sunburst labor costs because of the competitive nature of the construction labor market in the northeastern United States. As of September 30, 2001, the Authority had incurred $888.9 million, excluding capitalized interest, on Project Sunburst. The remaining $71.1 million is anticipated to be incurred during fiscal year 2002.

       As of September 30, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $51.1 million. Capitalized interest totaled $40.7 million, $9.9 million and $534,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

       During fiscal year 1998, the Authority finalized contract negotiations with TCA for Project Sunburst ("Development Agreement"). Under the Development Agreement, TCA will oversee the planning, design and construction of the expansion at Mohegan Sun and will receive a development fee of $14.0 million for such services. As of September 30, 2001, TCA had earned $11.3 million in development fees, of which $9.3 million had been paid.

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

    Other Property Enhancements

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

    Relinquishment Agreement

       Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refer to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $592.0 million as of September 30, 2001, a decrease of $80.9 million over the $672.9 million liability recognized as of September 30, 2000. The Authority reviewed current revenue forecasts and has reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos. For a further discussion of relinquishment liability, see Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $42.3 million in relinquishment payments during the fiscal year ended September 30, 2001. Of the $42.3 million in relinquishment payments for the fiscal year ended September 30, 2001, $9.7 million represents principal amounts and the remaining $32.6 million is payment for the accretion of interest. As of September 30, 2001, relinquishment payments earned but unpaid were $11.5 million. During the fiscal year ended September 30, 2000, the Authority paid $20.0 million in relinquishment payments, consisting of $8.5 million in principal amounts and $11.5 million for the accretion of interest.

    Distributions to the Tribe

       During fiscal years 2001, 2000 and 1999, the Authority distributed $44.0 million, $50.0 million and $138.4 million, respectively, to the Tribe. In fiscal year 1999, $51.2 million was subsequently returned to the Authority by the Tribe as a capital contribution to finance partially Project Sunburst. Also in fiscal year 1999, $45.9 million previously held in escrow pursuant to certain contractual obligations of the Authority was distributed to the Tribe and subsequently returned as a capital contribution towards Project Sunburst.

    Debt Service Costs

       For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred the following debt service costs (in thousands):

                                                                                   For the            For the
                                                                                  Year Ended         Year Ended
                                                       For the Year Ended       September 30,       September 30,
                                                       September 30, 2001            2000               1999
                                                    -----------------------     ---------------    ----------------
                                                      (restated - see note
                                                           15 to the
                                                          Authority's
                                                     financial statements)


     Bank Credit Facility                                $         7,439           $        -        $           -
     $200M 8.125% Senior Notes                                    16,250                 16,250              9,389
     $300M 8.75% Senior Subordinated Notes                        26,250                 26,250             15,167
     $150M 8.375% Senior Subordinated Notes                        2,268                      -                  -
     $175M 13.5% Senior Secured Notes                                  -                      -              9,975
     Participating interest                                            -                      -              4,256
     $40M Subordinated Notes                                           -                  2,648              9,872
     $50M Subordinated Notes                                           -                  1,473              5,342
     Change in fair value of derivative instruments                4,084                      -                  -
     Financing fees                                                4,536                      -                  -
     Capital lease obligations                                       263                  1,058              2,128
     Capitalized interest                                        (40,715)                (9,880)              (534)
                                                         ---------------           ------------      -------------
          Total Interest Expense                         $        20,375           $     37,799      $      55,595
                                                         ===============           ============      =============

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


                                                  Fiscal
   Contractual Obligations                         Year
   (in thousands)                                2002 (1)   2-3 years    4-5 years  After 5 years
   ---------------------------------------------------------------------------------------------
   Long-term debt (2)                           $      -    $ 258,000    $ 200,000    $ 450,000
   Construction obligations (3)                   166,671           -            -            -
   Development obligations (4)                      4,718           -            -            -
                                                ---------   ---------    --------- ------------
   Total                                        $ 171,389   $ 258,000    $ 200,000    $ 450,000
                                                =========   =========    ========= ============

(1) Amounts due within one year represent obligations expected to be incurred from October 1, 2001 to September 30, 2002.

       (2) Long-term debt includes scheduled amortization and scheduled maturities for notes payable and credit facilities, but excludes interest payments.

       (3) Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst and related construction enhancement. See Note 12 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A. The Authority does not believe that it will have any construction obligations after September 30, 2002, and this table has been prepared based on that assumption.

       (4) Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A. The Authority does not believe that it will have any development fee obligations after September 30, 2002, and this table has been prepared based on that assumption.

       In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that the table contains information for only ten years.

   Contractual Commitments                      Fiscal Year
   (in thousands)                                2002 (1)     2-3 years   4-5 years      5-10 years
   -------------------------------------------------------------------------------------------------
   Slot winning payment commitments (2)            180,381      392,963      425,029       1,184,902
   Relinquishment commitments (3)                   55,935      128,675      139,162         578,699
   Priority distributions (4)                       14,882       31,282       33,420          93,889
                                                ----------   ----------    ---------     -----------
   Total                                        $  251,198   $  552,920    $ 597,611     $ 1,857,490
                                                ==========   ==========    =========     ===========

       (1) Amounts due within one year represent payment commitments from October 1, 2001 to September 30, 2002.
       (2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2001, 2000 and 1999, the Slot Win Contribution totaled $144.6 million, $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
       (3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in Note 13 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 13 to the Authority's financial statements beginning on page F-1 of this Form 10-K/A.
       (4) Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2001, the Authority paid $14.0 million in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.361%.

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

       The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

       One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

       The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail, entertainment and other are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for operating expenses related to the Shops at Mohegan Sun are recognized as offsetting expenses in the period billed, which approximates the period in which the applicable costs are incurred.

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


     In January 2001, the EITF reached a consensus on certain issues within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers." EITF 00-22 requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The adoption of this Issue is not expected to have a material impact the Authority's financial position, results of operations or cash flows.


     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS 142 on October 1, 2001. Under SFAS 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the year ended September 30, 2001, the Authority recorded $3.4 million related to the amortization of the trademark. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment charges, but does not anticipate a negative effect on its financial position, results of operations or cash flows upon completing the fair value assessment. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows (in thousands):

                                                 For the                     For the                       For the
                                               Year Ended                  Year Ended                    Year Ended
                                              September 30,               September 30,                 September 30,
                                                  2001                        2000                          1999
                                         ------------------------    --------------------------    ---------------------
                                          (restated - see note
                                          15 to the Authority's
                                          financial statements)

   Net income (loss)                         $     213,941               $     145,934                 $       (38,920)
   Trademark amortization                            3,436                       4,295                           2,577
                                         ------------------------    --------------------------    ---------------------
   As adjusted net income (loss)             $     217,377               $     150,229                 $       (36,343)
                                         ========================    ==========================    =====================


     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet adopted and has not yet quantified the impact of implementing SFAS 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, result of operations or cash flows upon adoption of the standard.


Item 7A.   Quantitative and Qualitative Disclosure of Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $500.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 4 to the Authority's financial statements beginning on page F-1 for further details relating to the terms and conditions of the Bank Credit Facility. As of September 30, 2001, the Authority had drawn $258.0 million from the Bank Credit Facility. The Authority uses derivative instruments, including an interest cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

       The following table provides information about the Authority's derivative instruments at September 30, 2001:

                                                              Notional       Estimated Fair
                                      Maturity Date             Value            Value
                                      -------------         ------------     --------------
Interest Rate Cap

   Strike Rate--8%                   October 1, 2003        $  61,038,000     $     1,000

Interest Rate Collar

   Ceiling Strike Rate--8%

   Floor Strike Rate--6%               March 1, 2004           56,356,800      (3,310,295)

Interest Rate Swap

   Pay fixed--6.35%

   Receive Variable                    March 1, 2004           28,178,400      (1,840,126)
                                                            -------------     ------------

         Total                                              $ 145,573,200     $(5,149,421)
                                                            =============     ============


       All derivative instruments are based upon one-month LIBOR, which was 2.64% on September 30, 2001.

Item 8. Financial Statements and Supplementary Data

       The Authority's financial statements and notes thereto, referred to in
Item 15(A)(1) of this Form 10-K/A, are included in this Form 10-K/A beginning on page F-1.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

       The Authority is governed by a nine-member Management Board, consisting of the same nine members on the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority's Management Board. The President and Chief Executive Officer and other executive officers of Mohegan Sun are hired by the Management Board and are employees of the Authority.


Management Board and Executive Officers

       The following table provides information as of September 30, 2001 with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun.

Name                                   Age    Position
Mark F. Brown                            44   Chairman and Member, Management Board
Peter J. Schultz                         46   Vice Chairman and Member, Management Board
Christine Damon-Murtha                   53   Corresponding Secretary and Member, Management Board
Donald M. Chapman                        75   Treasurer and Member, Management Board
Shirley M. Walsh                         56   Recording Secretary and Member, Management Board
Jayne G. Fawcett                         65   Member, Management Board
Roland J. Harris                         54   Member, Management Board
Glenn R LaVigne                          40   Member, Management Board
Maynard L. Strickland                    60   Member, Management Board
William J. Velardo                       46   President and Chief Executive Officer, Mohegan Sun
Mitchell Grossinger Etess                42   Executive Vice President, Marketing, Mohegan Sun
Jeffrey E. Hartmann                      39   Executive Vice President, Finance and Chief Financial Officer,
                                              Mohegan Sun
Michael Bloom                            43   Senior Vice President, Marketing, Mohegan Sun
John Arnesen                             54   Senior Vice President, Hotel Operations, Mohegan Sun
Gary Crowder                             51   Senior Vice President, Food and Beverage, Mohegan Sun
Robert Soper                             28   Senior Vice President, Administration, Mohegan Sun

     Mark F. Brown--Mr. Brown has been a member of the Authority's Management Board since October 1995. Mr. Brown became the Chairman of the Management Board in October 2000. Mr. Brown worked with the Tribe's historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement, Mr. Brown was involved in retail sales and management.

     Peter J. Schultz--Mr. Schultz was seated on the Management Board and was elected Vice Chairman of the Management Board in October 2000. Mr. Schultz held the position of Human Resources Director for the Tribe from February 1997 to September 2000. From 1982 to 1997, Mr. Schultz was employed by Aetna Life and Casualty, a large insurance company, culminating with the position of Manager of Organizational Development at the Aetna Institute.


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

     Roland J. Harris--Mr. Harris has been a member of the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 1995 until October 2000. Mr. Harris was the founder of the firm Harris and Clark, Inc., Civil Engineers, Land Surveyors and Land Planners. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut, and also as its Planning and Zoning Commissioner. He has also served as Deputy Chief of the Griswold Fire Department and as Fire Marshal and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board in 1995, Mr. Harris served as the Tribal Planner.

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

     William J. Velardo--Mr. Velardo currently serves as President and Chief Executive Officer of Mohegan Sun. Mr. Velardo has served as Mohegan Sun's President and Chief Executive Officer since October 1995 and has over 25 years of experience in gaming operations. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada, a casino, where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar's Tahoe and Caesar's Palace casinos.

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


     Jeffrey E. Hartmann--Mr. Hartmann has been Executive Vice President of Finance and the Chief Financial Officer of Mohegan Sun since December 1996 and has 10 years of experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods, a casino located in Connecticut, from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by PricewaterhouseCoopers, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

     Michael Bloom - Mr. Bloom has been the Senior Vice President of Marketing since March 1996 and has more than 20 years of experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Bloom was Director of Marketing from May 1994 to February 1996 for the new Casino Windsor and Northern Belle Casinos in Windsor, Ontario. Mr. Bloom also held several positions from 1984 to 1994 at the Tropicana in Atlantic City, where he was Director of Hotel Operations and Executive Director of Marketing Administration.

     John Arnesen - Mr. Arnesen has been the Senior Vice President of Hotel Operations for the Authority since 1999 and has over 20 years experience in hotel and gaming operations. Prior to joining the Authority, Mr. Arnesen was the Chief Operating Officer for Millamax Gaming & Hospitality in Fort Lauderdale, Florida and subsequently President and Chief Operating Officer for Carnival Gaming & Hospitality in San Juan, Puerto Rico. Mr. Arnesen has also managed and directed hotel operations for Trump Taj Mahal Resorts and Resorts International in Atlantic City, New Jersey and the Tropicana Resort in Las Vegas, Nevada.

     Gary Crowder - Mr. Crowder has served as the Senior Vice President of Food and Beverage since May 2000 and has more than 30 years of experience in the hospitality industry. Prior to his employment with the Authority, he held the position of Vice President at the MGM Grand in Las Vegas from 1998 to 1999 and the Grand Casino in Mississippi from 1993 to 1995. Mr. Crowder has also served as Director of Food and Beverage at the Walt Disney World Dolphin Resort Hotel in Orlando, Bally's Resort in Reno, Nevada, Resorts International in Atlantic City and Tropicana Casinos in Atlantic City.

     Robert Soper - Mr. Soper serves as the Senior Vice President of Administration at Mohegan Sun. Mr. Soper has served in this position since June 2001. Prior to this position, Mr. Soper served as Senior Attorney for the Mohegan Tribe from 1997 to 2001.

Item 11. Executive Compensation


Compensation of the Management Board

     The individual members of the Management Board do not receive any direct compensation from the Authority. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and of the Management Board. The members of the Management Board received the following amounts for their services as members of the Management Board for fiscal year 2001: Mr. Brown, $70,896; Mr. Schultz, $66,766; Ms. Fawcett, $63,320; Mr.
Harris, $63,144; Mr. LaVigne, $61,762; Mr. Strickland, $61,391; Ms. Walsh, $61,874; Ms. Murtha, $51,191; and Mr. Chapman, $53,523.

Compensation of Executive Officers

     The following table sets forth the compensation paid to the President and Chief Executive Officer of the Authority and each of the Authority's other four most highly compensated executive officers for fiscal year 2001, referred to collectively as the "Named Executive Officers":

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation

                                                                            Other(1)
                                                                                  401(k) Plan
                                      Fiscal                              Life        Matching
Name and Principal Position            Year     Salary          Bonus   Insurance  Contributions
William J. Velardo                      2001   $ 1,043,000  $  271,000   $  64,000    $ 5,100
President and Chief Executive Officer   2000   $   789,000  $  264,000   $  27,000    $ 5,100
                                        1999   $   503,000  $  150,000   $    --      $ 4,800

Mitchell Grossinger Etess                  2001    $ 622,000    $  164,000   $  30,000    $     5,100
Executive Vice President, Marketing        2000    $ 463,000    $  164,000   $   8,000    $     5,100
                                           1999    $ 306,000    $  100,000   $      --    $     4,800

Jeffrey E. Hartmann                        2001    $ 552,000    $  150,000   $  24,000    $     5,100
Executive Vice President, Finance          2000    $ 401,000    $  158,000   $  12,000    $     5,100
and Chief Financial Officer                1999    $ 250,000    $  100,000   $      --    $     4,800

Michael Bloom                              2001    $ 203,000    $   58,000   $      --    $     5,100
Senior Vice President, Marketing           2000    $ 156,000    $   45,000   $      --    $     4,000
                                           1999    $ 136,000    $   33,000   $      --    $     4,400

John Arnesen (3)                           2001    $ 197,000    $   62,000   $      --    $        --
Senior Vice President, Hotel Operations    2000    $ 174,000    $   45,000   $      --    $        --
                                           1999    $  20,000    $   13,000   $      --    $        --

(1) The only compensation received by these employees other than salary and bonus was employer matching contributions to the Authority's 401(k) plan and the payment by the Authority of premiums on life insurance policies for which the employee is the owner and beneficiary.
(2) Commenced employment on November 1, 1999.

Compensation Committee Interlocks and Insider Participation

        The President and Chief Executive Officer sets the compensation for executive officers other than for himself and the two executive vice presidents. The compensation of the President and Chief Executive Officer and the two executive vice presidents has been determined in accordance with their employment agreements, which previously have been approved by the Management Board in 1999. A description of these agreements is provided below.

Employment Agreements

        On April 22, 1999, the Authority entered into employment agreements with each of William J. Velardo, Mitchell Grossinger Etess and Jeffrey E. Hartmann. The term of each agreement runs until December 31, 2004, with automatic renewal for an additional term of five years unless either the employee or the Authority provides notice to the other of its intention to terminate. Under the employment agreements, commencing on January 1, 2000, each of Messrs. Velardo, Etess and Hartmann is entitled to receive an annual salary of $800,000, $485,000 and $435,000, respectively. The annual salary is subject to an annual increase on each subsequent January 1, of no less than five percent of the then current annual salary. Each employee is also entitled to receive an annual bonus of not less that 33 1/3% of the base salary in effect for the period for which the annual bonus is paid.

        Each employment agreement provides that, if the employee is terminated for cause or if the employee terminates his employment voluntarily, then the employee will not be entitled to any further compensation. If the employee is terminated other than for cause, then the employee will be entitled to receive, at termination, a severance payment equal to his annual salary plus an annual bonus equal to 100% of his annual salary from the date of termination to the expiration date of the employment agreement.

        These employment agreements further provide that the applicable employee may not, without prior written consent of the Authority, compete with the Authority in specified states in the northeastern United States during the term of his employment and for a one-year period following a termination for cause or a voluntary termination of employment. Also, during this period, the applicable employee may not hire or solicit other employees of the Authority or encourage any such employees to leave employment with the Authority. Under these employment agreements, the applicable employee may not disclose any of the Authority's confidential information while employed by the Authority or thereafter. This confidentiality obligation will survive the termination of such employee's employment and employment agreement.

        On July 24, 2000 and January 5, 2001, the Authority entered into employment agreements with John Arnesen and Michael Bloom, respectively. Under the employment agreements, Messrs. Arnesen and Bloom are entitled to receive base salaries of $175,000 and $201,600, respectively.

        The employment agreement provides that if the employee is terminated for cause, then the employee will not be entitled to any further compensation. If the employee voluntarily terminates his employment and provides the required 60-day written notice, then the Authority will pay the employee's base salary for 60 days following the employee's resignation, so long as the employee remains in compliance with all of the other covenants under the agreement. If the employee is terminated other than for cause, then the employee will receive his base salary for a one year period and a lump sum payment of $25,000 for relocation expenses.

        The employment agreements further provide that the applicable employee may not, without prior written consent of the Authority, compete with the Authority in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of his employment. Also, during this period, the applicable employee may not hire or solicit other employees of the Authority or encourage any such employees to leave employment with the Authority. Under these employment agreements, the applicable employee may not disclose any of the Authority's confidential information while employed by the Authority or thereafter.

        Copies of these employment agreements are included as exhibits to this Form 10-K/A.

Item 13. Certain Relationships and Related Transactions

     Services Provided by the Tribe to the Authority

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


     Leases by the Authority to the Tribe

     Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company ("Little People, LLC") owned by the Tribe. For the fiscal year ended September 30, 2000 and 1999 the Authority purchased $348,000 and $417,000, respectively, of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority. The Tribe paid the Authority approximately $172,000 for such remaining inventory. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player's club points are utilized.


     Leases by the Tribe to the Authority

     The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

     The Tribe, through MTIC Acquisitions, LLC, a Connecticut limited liability company owned by the Tribe, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority expended $386,000, $386,000 and $412,000, respectively, relating to these land lease agreements.


     Distributions by the Authority to the Tribe

     On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes (the "Series 2001 BANS"). The Authority has no obligations to make any payments under the Series 2001 BANS. Debt service on the Series 2001 BANS is paid by the Tribe from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority's obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority's financial statements reflect payments associated with the Priority Distribution Agreement of $14.0 million for the fiscal year ended September 30, 2001.

      As permitted by the restrictive provisions of the Bank Credit Facility and the Authority's indentures, the Authority distributed to the Tribe $30.0 million in cash, net of $14.0 million related to the Priority Distribution Agreement, during the fiscal year ended September 30, 2001.


      Mohegan Tribal Employment Rights Ordinance

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

      Services from Entities in Which Members Have an Interest

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


      Services Provided by the Authority to the Tribe

      In July 1999, the Tribe commenced construction of a public safety facility within the Eagleview Complex that will service the Mohegan Reservation, including Mohegan Sun. The Authority initially funded the construction and was subsequently reimbursed by the Tribe. The total cost of the public safety facility is anticipated to be $7.5 million, of which $7.1 million has been incurred. The Authority also has initially funded other Tribal projects and subsequently has been reimbursed by the Tribe, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville's wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the public safety spaces referred to above, is $45.6 million. The Authority anticipates the total incurred to be $50.7 million. Approximately $1.6 million was reflected as amounts due from the Tribe in the Authority's balance sheet as of September 30, 2000. No amounts were due as of September 30, 2001, as the Authority was reimbursed for amounts due from the Tribe.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

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

 4.3 Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority**

 4.4 Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority F (contained in the Indenture filed as
           Exhibit 4.3)**

 4.5 Indenture dated as of July 26, 2001 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority***

 4.6 Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority F (contained in the Indenture filed as
           Exhibit 4.5)***

10.1     The Mohegan Tribe--State of Connecticut Gaming Mohegan Compact between the Mohegan Tribe of Indians of T Connecticut and the State of Connecticut (the "Compact")*

10.2     Agreement dated April 25, 1994 between the Mohegan Tribe of Indians of
           Connecticut and the State of A Connecticut resolving certain land claims (the "Resolution Agreement")*

10.3     Memorandum of Understanding dated May 17, 1994 between the Mohegan
           Tribe of Indians of Connecticut and M the State of Connecticut regarding implementation of the Compact and the Resolution Agreement*

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

10.7 Amended and Restated Gaming Facility Management Agreement dated August 30, 1995 between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Trading Cove Associates*

10.8 Development Services Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

10.9 Relinquishment Agreement dated February 7, 1998 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates+

10.10 The Loan Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent, Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead Arranger and each lender named therein (the "Loan Agreement")**

10.11 Escrow Deposit Agreement dated as of March 3, 1999 by and among the Mohegan Tribal Gaming Authority, E the Mohegan Tribe of Indians of Connecticut and First Union National Bank**

10.12 Construction Reserve Disbursement Agreement dated March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank**

10.13 The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement dated September 1, 1998 between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust+

10.14 Employment Agreement dated April 22, 1999 by and between the Mohegan Tribal Gaming Authority and William J. Velardo**

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

10.19 Administrative Services Agreement between Mohegan Tribal Gaming Authority and Fleet Retirement Plan A Services dated July 30, 2001+++

10.20 Employment Agreement dated July 24, 2000 by and between the Mohegan Tribal Gaming Authority and John Arnesen

10.21 Employment Agreement dated January 5, 2001 by and between the Mohegan Tribal Gaming Authority and Michael Bloom

10.22 Employment Agreement dated June 14, 2000 by and between the Mohegan Tribal Gaming Authority and Gary Crowder

10.23 Employment Agreement dated October 4, 2001 by and between the Mohegan Tribal Gaming Authority and Robert Soper

12.1    Computation of Ratio of Earnings to Fixed Charges

99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Vice President, Finance and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Filed by the Authority with its Registration Statement on Form S-1 (file no. 33-80655), filed with the SEC on December 21, 1995, as amended, and incorporated herein by reference.
  ** Filed by the Authority with its Registration Statement on Form S-4 (file no. 333-76753), filed with the SEC on April 21, 1999, and incorporated herein by reference.
 *** Filed by the Authority with it Registration Statement on Form S-4 (file no. 333-69472), filed with the SEC on September 17, 2001, and incorporated herein by reference.
   + Filed by the Authority with its Form 10-K for the fiscal year ended
      September 30, 1998 and incorporated herein by reference.
  ++ Filed by the Authority with its Form 10-K for the fiscal year ended
     September 30, 2000 and incorporated herein by reference.
 +++ Filed by the Authority with its Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

B.   Reports on Form 8-K

     On July 18, 2001, the Authority filed a Current Report on Form 8-K to report a press release announcing the Authority's financial results for the quarter ended June 30, 2001.

C.   Exhibits

     See A(3) above.

D.   Financial Statement Schedule

     See A(1) and (2) above.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

                                               MOHEGAN TRIBAL GAMING AUTHORITY

                                               By:  /s/ Mark F. Brown
                                                    -------------------
                                                    Mark F. Brown
                                                    Chairman, Management Board

                                  CERTIFICATION

I, William J. Velardo, certify that:

     1. I have reviewed this annual report on Form 10-K/A of the Mohegan Tribal Gaming Authority;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002                   /s/ William J. Velardo
                                          --------------------------------
                                          William J. Velardo
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Jeffrey E. Hartmann, certify that:

     1. I have reviewed this annual report on Form 10-K/A of the Mohegan Tribal Gaming Authority;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002                       /s/ Jeffrey E. Hartmann
                                              --------------------------
                                              Jeffrey E. Hartmann
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants by PricewaterhouseCoopers LLP                                                                  F-2

Report of Independent Accountants on Financial Statement Schedule                                                                F-3

Report of Independent Public Accountants by Arthur Andersen LLP                                                                  F-4

Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2001 and 2000                                          F-5

Statements of Income (Loss) of the Mohegan Tribal Gaming Authority for the Years Ended September 30, 2001, 2000 and 1999         F-6

Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Years Ended September 30, 2001, 2000 and 1999    F-7

Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Years Ended September 30, 2001, 2000 and 1999            F-8

Notes to Financial Statements of the Mohegan Tribal Gaming Authority                                                             F-9

                        Report of Independent Accountants

To The Mohegan Tribal Gaming Authority:

In our opinion, the accompanying balance sheet as of September 30, 2001 and the related statements of income, of changes in capital and of cash flows present fairly, in all material respects, the financial position of The Mohegan Tribal Gaming Authority (the "Authority") at September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Authority's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Authority's financial statements as of September 30, 2000, and for each of the two years in the period ended September 30, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated December 14, 2001.

As discussed in Note 15, the Authority has restated its financial statements as of September 30, 2001 and for the year then ended, previously audited by other independent accountants who have ceased operations.

PricewaterhouseCoopers LLP /s/

Hartford, CT
November 11, 2002

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Mohegan Tribal Gaming Authority

Our audit of the September 30, 2001 financial statements referred to in our report dated November 11, 2002 appearing in this Annual Report on Form 10-K/A of the Mohegan Tribal Gaming Authority (the "Authority") also included an audit of the September 30, 2001 financial statement schedule information listed in Item 15 of this Form 10-K/A. In our opinion, this 2001 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The 2000 and 1999 financial statement schedule information of the Authority was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated December 14, 2001.





                           PricewaterhouseCoopers LLP /s/
Hartford, CT
November 11, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP (ANDERSEN) AND HAS NOT BEEN REISSUED BY ANDERSEN

                    Report of Independent Public Accountants

To the Mohegan Tribal Gaming Authority

We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 2001* and 2000 and the related statements of income (loss), capital and cash flows for the each of the three years in the period ended September 30, 2001*. These financial statements and the schedule referred to below are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 2001* and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001*, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15** is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             ARTHUR ANDERSEN LLP/S/

Hartford, Connecticut
December 14, 2001

 * Subsequent to the date of this report, the Authority's balance sheet as of September 30, 2001 and the related statements of income, of capital and of cash flows were audited by other independent accountants whose report appears on page F-2.

** This item, which was previously numbered Item 14, was renumbered as Item 15 due to a change in the formatting of Form 10-K by the Securities and Exchange Commission.

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                    September 30,                      September 30,
                                                                        2001                               2000
                                                              -------------------------          -------------------------
                                                               (restated - see note 15)
                        ASSETS
                        ------

 Current assets:
    Cash and cash equivalents                                    $          74,284                  $         115,731
    Receivables, net                                                         5,347                              5,490
    Due from Tribe                                                             957                              1,648
    Inventories                                                             11,455                              7,577
    Other current assets                                                    14,209                              5,325
                                                              -------------------------          -------------------------

        Total current assets                                               106,252                            135,771

 Non-current assets:
    Property and equipment, net                                          1,080,415                            338,243
    Construction in process                                                223,568                            264,999
    Trademark, net                                                         119,692                            123,128
    Other assets, net                                                       24,766                             23,238
                                                              -------------------------          -------------------------

        Total assets                                             $       1,554,693                  $         885,379
                                                              =========================          =========================

               LIABILITIES AND CAPITAL
               -----------------------

 Current liabilities:
    Current portion of capital lease obligations                 $           1,514                  $           4,055
    Current portion of relinquishment liability                             70,199                             56,646
    Trade payables                                                          13,810                              6,486
    Construction payables                                                  155,497                             11,790
    Accrued interest payable                                                13,062                             10,625
    Other current liabilities                                               59,738                             39,325
                                                              -------------------------          -------------------------

        Total current liabilities                                          313,820                            128,927

 Non-current liabilities:
     Long-term debt                                                        908,000                            500,000
     Relinquishment liability, net of current portion                      521,809                            616,234
     Capital lease obligations, net of current portion                           -                              2,336
     Other long-term liabilities                                             5,232                                  -
                                                              -------------------------          -------------------------

        Total liabilities                                                1,748,861                          1,247,497
                                                              -------------------------          -------------------------

 Commitments and contingencies (Note 12)

 Capital:
     Retained deficit                                                     (192,177)                          (362,118)
     Accumulated other comprehensive loss                                   (1,991)                                 -
                                                              -------------------------          -------------------------

        Total capital                                                     (194,168)                          (362,118)
                                                              -------------------------          -------------------------

        Total liabilities and capital                            $       1,554,693                  $         885,379
                                                              =========================          =========================

    The accompanying notes are an integral part of these financial statements

                         Mohegan Tribal Gaming Authority
                           Statements of Income (Loss)
                                 (in thousands)

                                                                                  For the Year Ended
                                                   --------------------------------------------------------------------------
                                                      September 30, 2001           September 30, 2000      September 30, 1999
                                                      ------------------           ------------------      ------------------
                                                     (restated - see note 15)
Revenues:
   Gaming                                            $            750,988         $          709,627     $            641,117
   Food and beverage                                               49,508                     47,316                   47,907
   Retail, entertainment and other                                 57,481                     52,371                   36,486
                                                     --------------------         ------------------     --------------------

       Gross revenues                                             857,977                    809,314                  725,510

  Less - Promotional allowances                                   (71,372)                   (70,044)                 (56,827)
                                                     --------------------         ------------------     --------------------

Net revenues                                                      786,605                    739,270                  668,683
                                                     --------------------         ------------------     --------------------

Operating costs and expenses:
   Gaming                                                         334,537                    307,202                  273,488
   Food and beverage                                               24,447                     23,745                   22,218
   Retail, entertainment and other                                 32,114                     27,142                   22,583
   Marketing, general and administrative                          139,343                    127,226                  110,919
   Pre-opening costs and expenses                                  31,344                      5,278                        -
   Management fees                                                      -                     13,634                   59,532
   Depreciation and amortization                                   31,295                     30,739                   23,397
   Relinquishment liability reassessment                          (74,410)                     8,790                   89,871
                                                     --------------------         ------------------     --------------------

       Total operating costs and expenses                         518,670                    543,756                  602,008
                                                     --------------------         ------------------     --------------------

Income from operations                                            267,935                    195,514                   66,675
                                                     --------------------         ------------------     --------------------
Other income (expense):
   Accretion of relinquishment liability
     discount                                                     (35,833)                   (23,053)                 (22,014)
   Interest income                                                  2,920                     13,469                   11,254
   Interest expense, net of capitalized
     interest                                                     (20,375)                   (37,799)                 (55,595)
   Other expense, net                                                (115)                    (1,523)                       -
                                                     --------------------         ------------------     --------------------
       Total other income (expense)                               (53,403)                   (48,906)                 (66,355)
                                                     --------------------         ------------------     --------------------

Income from continuing operations                                 214,532                    146,608                      320

Loss from discontinued operations                                    (591)                      (674)                    (812)
                                                     --------------------         ------------------     --------------------

Income (loss) before extraordinary items                          213,941                    145,934                     (492)

Extraordinary items                                                     -                          -                  (38,428)
                                                     --------------------         ------------------     --------------------

Net income (loss)                                    $            213,941         $          145,934     $            (38,920)
                                                     ====================         ==================     ====================

    The accompanying notes are an integral part of these financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                           For the Year Ended                For the Year Ended            For the Year Ended
                                           September 30, 2001                September 30, 2000            September 30, 1999
                                      ----------------------------   ------------------------------- -------------------------------
                                         (restated - see note 15)

                                                     Comprehensive                    Comprehensive                    Comprehensive
                                          Capital       Income          Capital          Income         Capital        Income (Loss)
                                      -------------  -------------   --------------  --------------- --------------  ---------------
Retained deficit at October 1         $  (362,118)                   $  (458,052)                    $   (377,874)

Net income                                213,941    $     213,941       145,934     $       145,934      (38,920)   $     (38,920)
                                                     -------------                   ---------------                 -------------

Capital contribution by Tribe                   -                              -                           97,096

Distributions to Tribe                    (44,000)                       (50,000)                        (138,354)

                                      -----------                    -----------                      -----------
Retained deficit at September 30         (192,177)                      (362,118)                        (458,052)
                                      -----------                    -----------                      -----------

Accumulated other comprehensive loss
  at October 1                                 -                              -                                -

Unrealized loss on derivative
  instruments                                               (1,991)                                -                             -
                                                     -------------                    --------------                 -------------

Other comprehensive loss                   (1,991)          (1,991)            -                   -            -                -
                                      -----------    -------------   -----------      --------------  -----------    -------------

Comprehensive income (loss)                          $     211,950                    $      145,934                 $     (38,920)
                                                     =============                    ==============                 =============

Accumulated other comprehensive
  loss at September 30                     (1,991)                             -                                -
                                      -----------                    -----------                      -----------

Total Capital ending balance
  September 30                        $  (194,168)                   $  (362,118)                     $  (458,052)
                                      ===========                    ===========                      ===========

   The accompanying notes are an integral part of these financial statements.

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                                          For the Year Ended
                                                              ----------------------------------------------------------------------
                                                                  September 30, 2001     September 30, 2000    September 30, 1999
                                                                  ------------------     ------------------    ------------------
                                                               (restated - see note 15)
Cash flows provided by (used in) operating activities:

Net income (loss)                                                    $   213,941            $    145,934           $    (38,920)

Adjustments to reconcile net income (loss) to
  net cash flow provided by operating activities:
   Depreciation and amortization                                          31,295                  30,739                 23,397
   Accretion of relinquishment liability discount                         35,833                  23,053                 22,014
   Reassessment of relinquishment liability                              (74,410)                  8,790                 89,871
   Cash paid for accretion of relinquishment liability
    discount                                                             (32,637)                (11,527)                     -
   Decrease in fair value of derivative instruments                        4,085                       -                      -
   Loss on disposition of assets                                             116                   1,705                    453
   Provision for losses on receivables                                       411                     617                    679
   Amortization of debt issuance costs                                     4,536                       -                      -
   Loss on early extinguishment of debt                                        -                       -                 33,217
   Write-off of financing fees                                                 -                       -                  5,211
Changes in operating assets and liabilities:
   (Increase) decrease in current assets                                 (12,339)                 (6,150)                   759
   Decrease (increase) in other assets                                       333                  (2,390)                (6,000)
   Increase in current liabilities                                        30,174                   4,074                 14,043
                                                                     -----------            ------------           ------------
    Net cash flows provided by operating activities                      201,338                 194,845                144,724
                                                                     -----------            ------------           ------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of change
    in construction payables of $143,707, $11,790 and $0,
    respectively                                                        (585,035)                (276,488)              (62,795)
Proceeds from asset sale                                                      95                       -                      -
Issuance of tenant loans                                                  (1,078)                      -                      -
                                                                     -----------            ------------           ------------
    Net cash flows used in investing activities                         (586,018)               (276,488)               (62,795)
                                                                     -----------            ------------           ------------

Cash flows provided by (used in) financing activities:

Proceeds from issuance of long-term debt                                 150,000                       -                500,000
Bank Credit Facility borrowings                                          348,000                       -                      -
Bank Credit Facility payments                                            (90,000)                      -                      -
Distributions to Tribe                                                   (44,000)                (50,000)              (138,354)
Principal portion of relinquishment liability payments                    (9,658)                 (8,446)                     -
Capitalized financing fees                                                (6,314)                 (3,034)               (20,309)
Payments on capital lease obligations                                     (4,877)                (12,907)               (11,148)
Increase in other long-term liabilities                                       82                       -                      -
Defeasance liability                                                           -                (140,344)                     -
Defeasance trust asset                                                         -                 135,507               (135,507)
Extinguishment of Senior Secured Notes                                         -                       -               (208,717)
Capital contribution by Tribe                                                  -                       -                 97,096
Proceeds from equipment financing                                              -                       -                    878
                                                                     -----------              ----------           ------------
    Net cash flows provided by (used in) financing activities            343,233                 (79,224)                83,939
                                                                     -----------            ------------           ------------
    Net (decrease) increase in cash and cash equivalents                 (41,447)               (160,867)               165,868

Cash and cash equivalents at beginning of period                         115,731                 276,598                110,730
                                                                     -----------            ------------           ------------
Cash and cash equivalents at end of period                           $    74,284            $    115,731           $    276,598
                                                                     ===========            ============           ============
Supplemental disclosures:
 Cash paid during the period for interest                            $    50,031            $     43,558           $     44,981

    The accompanying notes are in integral part of these financial statements

                         MOHEGAN TRIBAL GAMING AUTHORITY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION:

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

NOTE 2--DISCONTINUED OPERATIONS:

     On November 29, 2000, the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes, a smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income (Loss) and have been reported as "Loss from discontinued operations." The loss for fiscal year 2001 relates to severance pay and disposal of bingo inventory.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Authority classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

  Inventories

     Inventories are stated at the lower of cost or market and consist principally of food and beverage, retail, and operating supplies. Cost is determined using the average cost method.

  Other assets

     Other current assets are as follows (in thousands):

                                                    September 30, 2001            September 30, 2000
                                                 ------------------------      ------------------------
       Currency remaining in slot machines
         that have not been collected               $           6,838              $               -
       Prepaids                                                 5,868                          4,478
       Other                                                    1,503                            847
                                                 ------------------------      ------------------------
                                                    $          14,209              $           5,325
                                                 ========================      ========================

     The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun. As of September 30, 2001, outstanding tenant loans were $1.1 million. These loans mature in periods between three and ten years. These amounts have been included in other assets in the accompanying balance sheets.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Useful life estimates of asset categories are as follows:

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

Buildings and land improvements                                         40 years
Furniture and equipment                                                3-7 years

     The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for the construction of Project Sunburst is capitalized at the Authority's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalized for the years ended September 30, 2001, 2000 and 1999 was $40.7 million, $9.9 million and $534,000, respectively.

     The carrying value of the Authority's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Statement of Income
(Loss). The Authority believes no such impairment exists at September 30, 2001.


  Fair Value of Financial Instruments

     The fair value amounts presented below are reported to satisfy the disclosure requirements of Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

     The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, financing facilities and capital lease obligations approximate fair value.

     The fair value of the Authority's financing facilities is as follows:

                                                         September 30, 2001      September 30, 2000
                                                       --------------------    ----------------------
  $200M Senior Notes                                   $      200.0 million    $        196.0 million
  $300M Senior Subordinated Notes                      $      303.0 million    $        294.0 million
  $150M Senior Subordinated Notes                      $      152.3 million                      --

     The estimated fair value of the Authority's financing facilities was based on quoted market prices on or about September 30, 2001.

  Casino Revenues and Promotional Allowances

     The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail, entertainment and other are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for operating expenses related to the Shops at Mohegan Sun are recognized as offsetting expenses in the period billed, which approximates the period in which the applicable costs are incurred.

     The retail value of food and beverage sales and other services furnished to casino guests, mainly through the use of the Mohegan Sun complimentary program, is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

     The estimated retail value of providing such promotional allowances was included in revenues as follows (in thousands):

                                                               For the Year Ended September 30,
                                                            2001             2000             1999
                                                    -------------    -------------    ------------
   Food and beverage                                $      26,215    $      25,466    $     26,724

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

Retail, entertainment and other                              45,157         44,578         30,103
                                                       ------------    -----------    -----------
           Total                                       $     71,372    $    70,044    $    56,827
                                                       ============    ===========    ===========

  Advertising

     The Authority expenses the production costs of advertising the first time the advertising takes place. The rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2001, 2000 and 1999 were $31.4 million, $20.7 million and $16.9 million, respectively. Prepaid advertising on the Authority's balance sheet at September 30, 2001 and September 30, 2000 was $1.1 million and $3,000, respectively.

  Pre-Opening Costs and Expenses

     Pre-opening costs and expenses consist principally of direct incremental personnel costs, marketing and advertising expenses related to Project Sunburst. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," pre-opening costs and expenses are expensed as incurred. Previously, these costs were capitalized prior to the opening of a specific project and were charged to expense at the commencement of operations.

  Derivative Instruments

     The Authority utilizes derivative instruments including interest rate swaps, collars and caps to manage interest rate risk associated with the variable interest rates. The Authority accounts for these derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The derivative instruments are designated as cash flow hedging instruments and are marked to market with unrealized gains (losses) included as a component of accumulated other comprehensive income (loss). All derivatives are evaluated quarterly, are deemed effective or ineffective, and accounted for accordingly.

  Other Current Liabilities

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

  Trademarks

     In connection with the Relinquishment Agreement (see Note 13), Trading Cove Associates ("TCA") granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the "Mohegan Sun" name used at or developed for Mohegan Sun. The trademarks were appraised by an independent valuation firm to have a value of $130.0 million. The independent valuation firm used the Income Approach - Relief From Royalty Method. The trademark is being amortized on a straight-line basis over approximately 38 years. The balance of the trademark is as follows (in thousands):

                                                 September 30, 2001     September 30, 2000
                                                 ------------------     ------------------
       Trademark                                 $         130,000      $         130,000
       Accumulated amortization                            (10,308)                (6,872)
                                                 -----------------      -----------------
       Trademark, net                            $         119,692      $         123,128
                                                 =================      =================

  Relinquishment Liability

     The Authority, in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

  New Accounting Pronouncements

     In November 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Authority's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances."

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

     In January 2001, the EITF reached a consensus on certain issues within EITF Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume Based Sales Incentive Offers." EITF 00-22 requires that cash or cash equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The adoption of this issue is not expected to have a material impact on the Authority's financial position, results of operations or cash flows.

     In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") to be effective for fiscal years beginning after December 15, 2001. The Authority adopted SFAS 142 on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark will no longer be subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the years ended September 30, 2001, 2000 and 1999, the Authority recorded $3.4 million, $4.3 million and $2.6 million, respectively, related to the amortization of the trademark. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its financial position, results of operations or cash flows upon completing the fair value assessment. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows (in thousands):




                                                 For the                  For the Year               For the Year
                                               Year Ended              Ended September 30,         Ended September
                                           September 30, 2001                 2000                     30, 1999
                                      --------------------------    --------------------------    --------------------
                                       (restated - see note 15)
Net Income (loss)                         $     213,941                 $     145,934                 $      (38,920)
Trademark amortization                            3,436                         4,295                          2,577
                                      --------------------------    --------------------------    --------------------
As adjusted net income (loss)             $     217,377                 $     150,229                 $      (36,343)
                                      ==========================    ==========================    ====================

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS 144, and has not yet quantified the impact of implementing SFAS 144 on the Authority's financial statements, but does not anticipate a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

NOTE 4--CASH AND CASH EQUIVALENTS:

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

NOTE 5--RECEIVABLES, NET:

     Accounts receivable consists primarily of casino receivables which represent credit extended to approved casino customers. The Authority maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends. Total accounts receivable are as follows (in thousands):

                                                    September 30, 2001             September 30, 2000
                                               ---------------------------     --------------------------
                                                  (restated - see note 15)
       Gaming                                            $    3,571                    $     3,080
       Non-gaming                                             2,541                          3,146
                                                          -----------                    -----------
       Subtotal                                               6,112                          6,226
       Allowance for doubtful accounts                         (765)                          (736)
                                                          -----------                    -----------
       Receivables, net                                  $    5,347                    $     5,490
                                                          ===========                    ===========

NOTE 6--PROPERTY AND EQUIPMENT, NET:

     Components of property and equipment were as follows (in thousands):

                                                              September 30, 2001          September 30, 2000
                                                            ----------------------      ---------------------
                                                             (restated - see note 15)
Land                                                              $      28,581             $       28,581
Land improvements                                                        44,119                     44,834
Buildings and improvements                                              773,313                    251,931
Furniture and equipment                                                 313,627                     80,476
                                                                      ----------                  ---------
Subtotal                                                              1,159,640                    405,822
Less: accumulated depreciation                                          (79,225)                   (67,579)
                                                                      ----------                  ---------
Property and Equipment, net                                           1,080,415                    338,243
Construction in Process                                                 223,568                    264,999
                                                                      ----------                  ---------
Total Property and Equipment                                      $   1,303,983             $      603,242
                                                                      ==========                  =========

For the fiscal years ended September 30, 2001, 2000 and 1999 depreciation expenses were $27.8 million, $23.2 million and $18.7 million, respectively.

NOTE 7--OTHER CURRENT LIABILITIES:

     Components of other current liabilities were as follows (in thousands):

                                                               September 30, 2001
                                                            (restated - see note 15)       September 30, 2000
Accrued payroll and related taxes and benefits                  $          26,576           $         15,801
Accrued slot win contribution (Note 12)                                    13,504                     11,842
Other                                                                      19,658                     11,682
                                                                          --------                   --------
        Other current liabilities                               $          59,738           $         39,325
                                                                          ========                   ========

NOTE 8--FINANCING FACILITIES:

     Financing facilities, as described below, consisted of the following (in thousands):

                                                               September 30, 2001          September 30, 2000
                                                              --------------------       ---------------------
Bank Credit Facility                                              $    258,000                            --
$200M Senior Notes                                                     200,000               $       200,000
$300M Senior Subordinated Notes                                        300,000                       300,000

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

$150M Senior Subordinated Notes                                    150,000                --
                                                                  ---------         ---------
     Long-term debt                                         $      908,000    $      500,000
                                                                  =========         =========

     Maturities of the Authority's long-term debt as of September 30, 2001 are as follows (in thousands):


                                        Long-term debt
   Fiscal Year                            Maturities
   ------------------              --------------------------
   2002                                $               -
   2003                                          108,000
   2004                                          150,000
   2005                                                -
   2006                                          200,000
   Thereafter                                    450,000
                                   --------------------------
   Total                               $         908,000
                                   ==========================

  Bank Credit Facility

     As of September 30, 2001, the Authority had $258.0 million outstanding under a $500 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority's cash operating accounts.

     At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR"), plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). As of September 30, 2001, one-month LIBOR was 2.64% and the applicable spread on a LIBOR loan was 2.125%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at September 30, 2001. Accrued interest on the Bank Credit Facility was $169,000 at September 30, 2001.

     Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically on the earlier of March 31, 2002 or the last day of the first full fiscal quarter following the completion date of Project Sunburst, and on the last day of each fiscal quarter thereafter by 10% of the commitment as in effect immediately prior to the first such reduction.

Financial Covenant Requirements

     The Authority's debt agreements require, among other restrictions, the maintenance of various financial covenants and terms including a fixed charge coverage ratio, and certain debt leverage ratios. As of September 30, 2001 and 2000, the Authority was in compliance with all financial covenant requirements.

Recent Financing Transactions

     During fiscal year 1999, the Authority issued $200.0 million in Senior Notes and $300.0 million in Senior Subordinated Notes. The proceeds from these financings were used to extinguish the then existing Senior Secured Notes, defease the then existing Subordinated Notes, pay transaction costs for the newly issued Senior and Senior Subordinated Notes, and fund initial costs related to Project Sunburst (see Note 14).

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

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

     The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), designated all derivative instruments as cash flow hedging instruments, and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at September 30, 2001. The interest rate collar listed below was deemed to be ineffective at September 30, 2001.

     Derivative instruments held by the Authority at September 30, 2001 are as follows:

                                                                                       Estimated
                                                     Notional                            Fair
                                                      Value             Cost            Value
                                                  -------------       ---------       ------------
Interest Rate Cap
   Strike Rate--8%                            $     61,038,000   $     410,000    $          1,000
Interest Rate Collar
   Ceiling Strike Rate--8%
   Floor Strike Rate--6%                            56,356,800         295,000          (3,310,295)
Interest Rate Swap
   Pay fixed--6.35%
   Receive Variable                                 28,178,400         221,000          (1,840,126)
                                                  -------------      -----------       ------------

         Total                               $     145,573,200   $     926,000    $     (5,149,421)
                                                  =============      ===========       ============

     All derivative instruments are based upon one-month LIBOR. One-month LIBOR was 2.64% on September 30, 2001.

     In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As a result of the modifications, the interest rate collar was deemed to be a net written option that did not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from other comprehensive income to interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at September 30, 2001.

     The aggregate fair market value change in all derivative instruments was $6.0 million for the year ended September 30, 2001. In accordance with SFAS 133, the Authority recorded $1.9 million related to the unrealized loss on the derivative instruments as a component of accumulated other comprehensive income in the accompanying balance sheets and recorded $4.1 million as interest expense in the accompanying statements of income for the year ended September 30, 2001. As of September 30, 2001, the fair market value of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets. As of September 30, 2000, premiums paid for derivative instruments were capitalized and are reflected in other assets in the accompanying balance sheets.

Senior Notes

     On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowing under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing, and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing, the 1999 Senior Subordinated Notes and the 2001 Senior Subordinated Notes. As of September 30, 2001 and 2000, accrued interest on the Senior Notes was $4.1 million.


1999 Senior Subordinated Notes

     On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing and the 2001 Senior Subordinated Notes. As of September 30, 2001 and 2000, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

2001 Senior Subordinated Notes

     On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. As of September 30, 2001, accrued interest on the 2001 Senior Subordinated Notes was $2.3 million.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

     The Authority agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100.0% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority exercised its rights under the original purchase agreement for the Subordinated Notes to affect a defeasance of the Subordinated Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The Subordinated Notes of $140.3 million, representing the outstanding principal balance of $90.0 million and accrued interest of $50.3 million were tendered on December 30, 1999, two days prior to the redemption date for year 2000 contingency purposes. The Authority had reduced accrued interest by $500,000 to account for the gain on the extinguishment of debt related to the tender of the Subordinated Notes. The amounts reflected in the accompanying Statements of Cash Flows reflect the purchase and sale of the defeasance trust assets and the payment of the defeasance liability on December 30, 1999.


Letters of Credit

      The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that expires in August 2002. The Authority has a $550,000 letter of credit that expires in April 2002. The $550,000 letter of credit was reduced from $1.0 million on April 13, 2001. As of September 30, 2001 and 2000, no amounts were drawn on the letters of credit.


NOTE 9--LEASES:

     At September 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments of $1.6 million, of which $54,000 represents interest. These capital leases consist principally of furniture and equipment, and the depreciation of these assets is included in total depreciation and amortization on the Authority's Statement of Income (Loss).


      In October and November 2001, the Authority repaid the total obligation under the capital leases.

     The Authority leases certain equipment. Rental expense, excluding costs to obtain assets, was $2.5 million and $3.6 million for the fiscal years ended September 30, 2000 and 1999, respectively. No operating leases with terms of more than a year existed during the fiscal year ended September 30, 2001. During fiscal year 2000, the Authority purchased equipment previously used under operating leases for $2.7 million.

     The Authority leases space to tenants in the Shops at Mohegan Sun. Minimum future rental income on non-cancelable leases expected to be received by the Authority is as follows (in thousands):

                                  Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                     2002         2003           2004           2005          2006      Thereafter    Total
                                  ----------   ------------   -----------   -----------   -----------   ----------   --------
Minimum future rental income       $ 383       $ 1,229        $ 1,167         $ 1,259       $ 1,213     $ 16,088    $ 21,339

NOTE 10--RELATED PARTY TRANSACTIONS:

     The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred $10.9 million, $9.9 million and $8.3 million, respectively, of expenses for such services.

     Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company ("Little People, LLC") owned by the Tribe. For the fiscal years ended September 30, 2000 and 1999, the Authority purchased $348,000 and $417,000, respectively, of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority for approximately $172,000. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player's club points are utilized.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

     The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority expensed $386,000, $386,000 and $412,000, respectively, relating to these land lease agreements.

     The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of such expenses associated with the Development Department for the fiscal year ended September 30, 2000. There were no expenses incurred during the year ended September 30, 2001.

     On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes (the "Series 2001 BANS"). The Authority has no obligations to make any payments under the Series 2001 BANS. Debt service on the Series 2001 BANS is paid by the Tribe from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority's obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority's financial statements reflect payments associated with the Priority Distribution Agreement of $14.0 million for the fiscal year ended September 30, 2001. The Authority's payment obligations under the Relinquishment Agreement (see Note 13) are subordinated in right of payment to the minimum distribution payment as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

     In compliance with the restrictive provisions of the Bank Credit Facility and the Authority's indentures, the Authority distributed to the Tribe $30.0 million, net of $14.0 million related to the Priority Distribution Agreement, during the fiscal year ended September 30, 2001.

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

     The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2001, 2000 and 1999, the Authority incurred $175,000, $792,000 and $373,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to arms length engagement with an unaffiliated firm.

     As of September 30, 2001, 146 employees of the Authority were members of the Tribe.

NOTE 11--EMPLOYEE BENEFIT PLANS:

     The Authority maintains a retirement savings plan for its employees under
Section 401(k) of the Internal Revenue Code ("401(k) Plan"). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees' contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions of approximately $2.7 million, $2.9 million and $2.0 million to this plan for the years ended September 30, 2001, 2000 and 1999, respectively.

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

     On April 18, 2001, the Authority announced a Deferred Retirement Plan (the "Retirement Plan") for all employees sponsored by the Authority. The Retirement Plan was effective July 2, 2001 and contributions by the Authority are based on hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment. For the year ended September 30, 2001, the Authority has contributed $986,000 to the Retirement Plan.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

   Project Sunburst

     In November 2000, the Tribal Council approved a formal resolution increasing the expansion budget to $960.0 million (excluding capitalized interest), from $800.0 million. The Project Sunburst budget was increased to $960.0 million for primarily three reasons: (1) enhancements in project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; (2) quality improvements to the hotel and public areas; and (3) increases in Project Sunburst labor costs because of the competitive nature of the construction labor market in the northeastern United States. As of September 30, 2001, the Authority had incurred $888.9 million, excluding capitalized interest, on Project Sunburst. The remaining $71.1 million is anticipated to be incurred during fiscal year 2002. As of September 30, 2001, cumulative capitalized interests for Project Sunburst construction expenses totaled $51.1 million. Capitalized interest totaled $40.7 million, $9.9 million and $534,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

     The Authority reflected expenses associated with the Slot Win Contribution totaling $144.6 million, $135.1 million and $121.1 million, respectively, for the fiscal years ended September 30, 2001, 2000 and 1999. As of September 30, 2001, outstanding Slot Win Contribution payments to the State of Connecticut totaled $13.5 million.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

   Agreement with the Town of Montville

     On June 16, 1994, the Tribe and the Town of Montville (the "Town") entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town's water system. The Tribe assigned its rights and obligations in this agreement to the Authority. As of September 30, 2001, the Authority had fulfilled this obligation and paid $3.0 million to the Town for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

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

     Default Remedies

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

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

   Expansion Construction Management Agreement with Perini Building Company,
   Inc.

     The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of September 30, 2001, Perini had received $14.0 million of the $25.5 million fee, which has been included in construction in process in the accompanying balance sheets. For the year ended September 30, 2001 and 2000, the Authority incurred $7.5 million and $6.0 million, respectively, related to the construction management fee. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Litigation

     The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 13--TCA AGREEMENTS:

Management Agreement

     On September 30, 1995, the Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million and $59.5 million, respectively, for the fiscal years ended September 30, 2000 and 1999. The amount for fiscal year 2000 represents only the amounts earned from the period October 1, 1999 through December 31, 1999, the date upon which the Management Agreement was terminated.

Relinquishment Agreement

     In February 1998, the Authority and TCA entered into an agreement (the "Relinquishment Agreement"). Effective January 1, 2000 (the "Relinquishment Date"), the Relinquishment Agreement superseded the Management Agreement. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments") have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

     In the fourth quarter of fiscal year 2000, TCA notified the Authority that it did not agree with the Authority's treatment of certain promotional transactions that, in TCA's opinion, had resulted in a reduction in revenues subject to the Relinquishment Agreement. The Authority and TCA have agreed on the accounting for Revenues related to certain promotional allowances in accordance with the Relinquishment Agreement. As a result, in August 2001, the Authority paid TCA approximately $137,000 of additional relinquishment fees.

     The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At September 30, 2001, the carrying amount of the relinquishment liability was $592.0 million as compared to $672.9 million at September 30, 2000. The decrease is due to $74.4 million in relinquishment liability reassessment income and $42.3 million in relinquishment payments offset by $35.8 million in accretion of relinquishment liability discount. Of the $42.3 million in relinquishment payments, $9.7 million represents principal amounts and the remaining $32.6 million is payment for the accretion of interest. Relinquishment payments of $20.0 million were made during the fiscal year ended September 30, 2000. Of the $20.0 million in relinquishment payments for the fiscal year ended September 30, 2000, $8.5 million represents principal payments and the remaining $11.5 million is payment for the accretion of interest. There were no relinquishment payments made during the fiscal year ended September 30, 1999. The accretion of relinquishment liability discount resulted from the impact on the discount for the time value of money due to the passage of time. The relinquishment liability reassessment resulted from the impact of actual revenues compared to original estimates on the determination of the relinquishment liability for the fiscal year 2001. The Authority reviewed current revenue forecasts and has reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos. At September 30, 2001 relinquishment payments earned but unpaid, were $11.5 million.

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

Payment of the Development Fee

     Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of September 30, 2001, the Authority had incurred $11.3 million related to the TCA development fee, of which $9.3 million has been paid. All amounts incurred have been included in the property, plant and equipment and construction in process sections of the accompanying balance sheets.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

NOTE 14--EXTRAORDINARY ITEMS:

     The Authority incurred $38.4 million in extraordinary items for the fiscal year ended September 30, 1999. Included in the expense is $33.7 million related to the early extinguishment of the Senior Secured Notes and $5.2 million related to the write-off of financing fees associated with the original facility construction. Also included is an extraordinary gain for the forgiveness of debt of $500,000 associated with the defeasance of the Subordinated Notes (see Note
8).

NOTE 15 - RESTATEMENT AND RECLASSIFICATIONS:

     The Authority has restated its financial statements for the fiscal year ended September 30, 2001 to reflect the effects of the following adjustments:
(i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34 "Capitalization of Interest Cost," (ii) to record Project Sunburst related capital expenditures incurred in the fiscal year ended September 30, 2001 (iii) to record depreciation expense associated with placing additional fixed assets in service prior to September 30, 2001 and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $9.1 million for the fiscal year ended September 30, 2001, and increasing its total assets by $101.9 million as of September 30, 2001.

     In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. These reclassifications have no effect on the Authority's net income.

     The financial statements as of and for the fiscal year ended September 30, 2001 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)

                                                                                                                         Restated
                                           Previously Reported                              Restatement                September 30,
                                           September 30, 2001*  Reclassifications           Adjustments                    2001
                                           -------------------  -----------------         --------------              -------------
                   ASSETS
                   ------

 Current assets:
    Cash and cash equivalents              $            74,284  $              -          $            -                $    74,284
    Receivables, net                                     7,163            (1,816) a, b                 -                      5,347
    Due from Tribe                                           -               957  b, c                 -                        957
    Inventories                                         11,455                 -                       -                     11,455
    Other current assets                                12,706             1,503  a                    -                     14,209
                                           -------------------  ----------------          --------------                -----------
        Total current assets               $           105,608  $            644          $            -                $   106,252

 Non-current assets:
    Property and equipment, net                        935,016                 -                 145,399  h, i, j, k, l   1,080,415
    Construction in process                            267,653              (644) c              (43,441) h, k, m           223,568
    Trademark, net                                     119,692                 -                       -                    119,692
    Other assets, net                                   24,766                 -                       -                     24,766
                                           -------------------  ----------------          --------------                -----------
        Total assets                       $         1,452,735  $              -          $      101,958                $ 1,554,693
                                           ===================  ================          ==============                ===========

LIABILITIES AND CAPITAL
-----------------------

 Current liabilities:
    Current portion of capital lease
     obligations                           $             1,514  $              -          $            -                $     1,514
    Current portion of relinquishment
     liability                                          68,272             1,927  e                    -                     70,199
    Trade payables                                           -            13,810  d                    -                     13,810
    Accounts payable and accrued expenses              139,316          (139,316) d, f, g              -                          -
    Construction payables                                    -            65,768  f               89,729  j                 155,497
    Accrued interest payable                            13,062                 -                       -                     13,062
    Other current liabilities                                -            59,738  g                    -                     59,738
                                           -------------------  ----------------          --------------                -----------
        Total current liabilities                      222,164             1,927                  89,729                    313,820

 Non-current liabilities:
     Long-term debt                                    908,000                 -                       -                    908,000
     Relinquishment liability, net of
      current portion                                  523,736            (1,927) e                    -                    521,809
     Other long-term liabilities                         5,232                 -                       -                      5,232
                                           -------------------  ----------------          --------------                -----------
        Total liabilities                            1,659,132                 -                  89,729                  1,748,861
                                           -------------------  ----------------          --------------                -----------

 Capital:
     Retained deficit                                 (201,270)                -                   9,093  i, l, m, n       (192,177)
     Accumulated other comprehensive loss               (5,127)                -                   3,136  n                  (1,991)
                                           -------------------  ----------------          --------------                -----------
        Total capital                                 (206,397)                -                  12,229                   (194,168)
                                           -------------------  ----------------          --------------                -----------

        Total liabilities and capital      $         1,452,735  $              -          $      101,958                $ 1,554,693
                                           ===================  ================          ==============                ===========

* Previously reported in Form 10-K filed by the Authority on December 17, 2001.

See page F-29 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statement of Income
                                 (in thousands)

                                               Previously Reported                                                  Restated
                                                For the Year Ended                         Restatement          For the Year Ended
                                               September 30, 2001*   Reclassifications      Adjustments          September 30, 2001
                                               -------------------   -----------------     --------------        ------------------
Revenues:
   Gaming                                       $     750,988         $              -     $            -        $          750,988
   Food and beverage                                   49,508                        -                  -                    49,508
   Retail and other                                    57,481                        -                  -                    57,481
                                                -------------         ----------------     --------------        ------------------

       Gross revenues                                 857,977                        -                  -                   857,977

  Less - Promotional allowances                       (71,372)                       -                  -                   (71,372)
                                                -------------         ----------------     --------------        ------------------

Net revenues                                    $     786,605         $              -     $            -        $          786,605
                                                -------------         ----------------     --------------        ------------------

Operating costs and expenses:
   Gaming                                             334,537                        -                  -                   334,537
   Food and beverage                                   24,447                        -                  -                    24,447
   Retail, entertainment and other                     32,114                        -                  -                    32,114
   Marketing, general and administrative              139,343                        -                  -                   139,343
   Pre-opening costs and expenses                      31,344                        -                  -                    31,344
   Depreciation and amortization                       34,753                   (4,536) p           1,078 i,l                31,295
   Relinquishment liability reassessment                    -                  (74,410) q             -                     (74,410)
                                                -------------         ----------------     --------------        ------------------

       Total operating costs and expenses             596,538                  (78,946)             1,078                   518,670
                                                -------------         ----------------     --------------        ------------------

Income from operations                                190,067                   78,946             (1,078)                  267,935
                                                -------------         ----------------     --------------        ------------------

Other income (expense):
   Relinquishment liability reassessment               38,577                  (38,577) q,r                                       -
   Accretion of relinquishment liability
    discount                                                -                  (35,833) r               -                   (35,833)
   Interest income                                      2,920                        -                  -                     2,920
   Interest expense, net of capitalized
    interest                                          (25,060)                  (4,537) p,s         9,222 m,n,t             (20,375)
   Other expense, net                                    (116)                       1  s               -                      (115)
   Change in fair value of derivative
    instruments                                          (949)                       -                949 t                       -
                                                -------------         ----------------     --------------        ------------------
       Total other income (expense)                    15,372                  (78,946)            10,171                   (53,403)
                                                -------------         ----------------     --------------        ------------------

Income from continuing operations                     205,439                        -              9,093                   214,532

Loss from discontinued operations                        (591)                       -                  -                      (591)
                                                -------------         ----------------     --------------        ------------------

Net income                                      $     204,848         $              -     $        9,093        $          213,941
                                                =============         ================     ==============        ==================

* Previously reported in Form 10-K filed by the Authority on December 17, 2001.

See page F-29 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                                 Previously
                                                  Reported
                                                  For the
                                                 Year Ended                                               Restated for the
                                             September 30, 2001*    Restatement Adjustments         Year Ended September 30, 2001
                                             ------------------- ----------------------------       -----------------------------
                                                                                Comprehensive                      Comprehensive
                                                                    Capital         Income               Capital      Income
                                                                    -------         ------               -------      ------
Retained deficit at October 1                $         (362,118)  $         -  $        -             $  (362,118)  $       -


Net income                                              204,848         9,093       9,093 i, l, m, n      213,941     213,941
                                                                               ----------                           ---------

Accumulated other comprehensive loss

Distributions to Tribe                                  (44,000)            -                             (44,000)
                                             ------------------

                                                                  -----------                         -----------
Retained deficit at September 30             $         (201,270)  $     9,093                         $  (192,177)
                                             ------------------   -----------                         -----------

Accumulated other comprehensive loss at
 October 1                                                                  -                                   -

Unrealized gain (loss) on derivative
 instruments                                             (5,127)               $    3,136 n                            (1,991)
                                             ------------------                ----------                           ---------

Other comprehensive income (loss)                        (5,127)        3,136       3,136                  (1,991)     (1,991)
                                             ------------------   -----------  ----------             -----------   ---------

Comprehensive income                         $          199,721                $   12,229                           $ 211,950
                                             ------------------                ==========                           =========

Accumulated other comprehensive income
(loss) at September 30                                   (5,127)        3,136                              (1,991)
                                             ------------------   -----------                         -----------

Total capital ending balance September 30    $         (206,397)  $    12,229                         $  (194,168)
                                             ==================   ===========                         ===========

* Previously reported in Form 10-K filed by the Authority on December 17, 2001.

See page F-29 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                       Condensed Statement of Cash Flows
                                 (in thousands)

                                                           Previously
                                                            Reported                                                      Restated
                                                             For the                                                      For the
                                                            Year Ended                                                   Year Ended
                                                           September 30,                              Restatement        September
                                                              2001*      Reclassifications            Adjustments        30, 2001
                                                          -------------- -----------------            -----------       -----------
Cash flows provided by (used in) operating activities:

Net income                                                $     204,848  $        -                $   9,093 i, l, m, n  $ 213,941

Adjustments to reconcile net income to
  net cash flow provided by operating activities:
   Depreciation and amortization                                 34,753      (4,536) u                 1,078 i, l           31,295
   Accretion of relinquishment liability discount                     -      35,833  r                     -                35,833
   Relinquishment liability reassessment                        (38,577)    (35,833) r                     -               (74,410)
   Cash paid for accretion of relinquishment
     liability discount                                               -     (32,637) v                     -               (32,637)
   Change in fair value of derivative instruments                   949           -                    3,136 n               4,085
   Loss on disposition of assets                                    116           -                        -                   116
   Provision for losses on receivables                              411           -                        -                   411
   Amortization of debt issuance costs                                -       4,536  u                     -                 4,536
Changes in operating assets and liabilities:
  Increase in current assets                                    (11,695)       (644) c                     -               (12,339)
  Decrease (increase) in other assets                            (5,894)      6,227  w, x                  -                   333
  Increase in current liabilities                                84,151     (84,151) y                     -                     -
  Increase in other liabilities                                   5,232      24,942  w, z, bb              -                30,174
                                                          -------------  ----------                ---------             ---------
      Net cash flows provided by operating activities           274,294     (86,263)                  13,307               201,338
                                                          -------------  ----------                ---------             ---------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of change in
 construction payables                                         (623,696)     51,968  c, y, bb, cc    (13,307) h.3         (585,035)
Increase in construction in process, net                         (2,654)      2,654 cc                     -                     -
Proceeds from asset sale                                             95           -                        -                    95
Issuance of tenant loans                                              -      (1,078) x                     -                (1,078)
                                                          -------------  ----------                ---------             ---------
      Net cash flows used in investing activities              (626,255)     53,544                  (13,307)             (586,018)
                                                          -------------  ----------                ---------             ---------

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt                        498,000    (348,000) aa                    -               150,000
Bank Credit Facility borrowings                                       -     348,000  aa                    -               348,000
Bank Credit Facility payments                                   (90,000)          -                        -               (90,000)
Distributions to Tribe                                          (44,000)          -                        -               (44,000)
Principal portion of relinquishment liability payments          (42,295)     32,637  v                     -                (9,658)
Capitalized financing fees                                       (6,314)          -                        -                (6,314)
Payment on capital lease obligations                             (4,877)          -                        -                (4,877)
Increase in other long-term liabilities                               -          82  z                     -                    82
                                                          -------------  ----------                ---------             ---------
      Net cash flows provided by financing activities           310,514      32,719                        -               343,233
                                                          -------------  ----------                ---------             ---------

      Net decrease in cash and cash equivalents                 (41,447)          -                        -               (41,447)

Cash and cash equivalents at beginning of period                115,731           -                        -               115,731
                                                          -------------  ----------                ---------             ---------
Cash and cash equivalents at end of period                $      74,284  $        -                $       -             $  74,284
                                                          =============  ==========                =========             =========

* Previously reported in Form 10-K filed by the Authority on December 17, 2001.

See page F-29 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

     Restatement Adjustment footnotes (in thousands):

a. Reclassified an amount pertaining to the Deferred Compensation Plan of $1,503 from receivables, net to other current assets.
b. Reclassified amounts due from Tribe of $313 from receivables, net to due from Tribe.
c. Reclassified construction in process of $644 pertaining to amounts due from the Tribe for work completed by September 30, 2001.
d.   Reclassified trade payables from accounts payable and accrued expenses.
e. Reclassified long-term relinquishment liability of $1,927 to current portion of relinquishment liability.
f. Reclassified construction related payables of $65,768 to construction payables from accounts payable and accrued expenses.
g. Reclassified other current liabilities accounts payable and accrued expenses of $59,738 to other current liabilities.
h. Reclassified utilities facility costs of $10,175 from construction in process to property and equipment, net.
i. Recorded $234 of depreciation on additional utilities facility costs capitalized and placed into service in November 2000.
j. Recorded an accrual for construction payables of $89,729 pertaining to Project Sunburst for work completed by September 30, 2001, but paid subsequent to September 30, 2001.
k. Reclassified Project Sunburst costs of $46,573 pertaining to Project Sunburst for work completed by September 30, 2001, but paid subsequent to September 30, 2001.
l. Recorded depreciation of $844 on additional capitalized Project Sunburst costs for the year ended September 30, 2001.
m. Recorded $13,307 of additional capitalized interest pertaining to Project Sunburst for the year ended September 30, 2001.
n. In accordance with SFAS 133, recorded a $3,136 adjustment to reflect an unrealized loss on certain derivative instruments to other comprehensive loss. (See Note 8).
o.   Omitted.
p. Reclassified $4,536 of amortization of debt issuance costs from depreciation and amortization to interest expense.
q. Reclassified relinquishment reassessment adjustment of $74,410 from relinquishment liability reassessment included in other income (expense) to relinquishment liability reassessment included in operating costs and expenses.
r. Reclassified $35,833 from relinquishment liability reassessment to accretion of relinquishment liability discount.
s.   Reclassified $1 from interest income to other expense, net.
t. Reclassified change in fair value of derivative instruments of $949 to interest expense, net of capitalized interest.
u. Reclassified the amortization of debt issuance costs or $4,536 from depreciation and amortization to amortization of debt issuance costs.
v. Reclassified accretion of relinquishment liability discount of $32,637 from principal portion of relinquishment payments.
w. Reclassified negative fair value on derivative instruments of $5,149 from decrease (increase) in other assets to increase in other liabilities.
x. Reclassified issuance of tenant loans of $1,078 from decrease (increase) in other assets to issuance of tenant loans.
y. Reclassified change in construction payables to construction in process of $84,151 from accounts payable and accrued expenses.
z. Reclassified increase in other long-term liabilities of $82 from increase in other liabilities to increase in other long-term liabilities.
aa. Reclassified Bank Credit Facility draws of $348,000 from proceeds from issuance of long term-debt to Bank Credit Facility borrowings.
bb. Reclassified $30,173 in increase in other liabilities to increase in construction in process, net.
cc. Reclassified increase in construction in process to purchase of property and equipment, net of change in construction payables.

SCHEDULE II

                         MOHEGAN TRIBAL GAMING AUTHORITY
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999
                                 (in thousands)

                               Column A                             Column B          Column C          Column D      Column E

                                                                                 Charged
                                                                                to costs
                                                                     Balance       and       Charged    Deductions    Balance at
                                                                    beginning    expenses    to other      from         end of
                                                                    of period    (income)    accounts    reserves(1)    period
Description:
Year Ended September 30, 2001
Reserves and allowances deducted from asset accounts:
      Allowance for doubtful accounts                             $     736   $     411     $   --    $      382     $      765

      Relinquishment liability                                    $ 672,880   $ (38,577)    $   --    $   42,295     $  592,008

Year Ended September 30, 2000
Reserves and allowances deducted from asset accounts:
      Allowance for doubtful accounts                             $     834   $     617     $   --    $      715     $      736

      Relinquishment liability                                    $ 661,010   $  31,843     $   --    $   19,973     $  672,880

Period ended September 30, 1999
Reserves and allowances deducted from asset accounts:
      Allowance for doubtful accounts                             $     348   $     679     $   --    $      193     $      834

      Relinquishment Liability                                    $ 549,125   $ 111,885     $   --    $       --     $  661,010

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

10.19        Administrative Services Agreement between Mohegan Tribal Gaming
               Authority and Fleet Retirement Plan Services dated July 30,
               2001+++

10.20        Employment Agreement dated July 24, 2000 by and between the Mohegan
               Tribal Gaming Authority and John Arnesen

10.21        Employment Agreement dated January 5, 2001 by and between the
               Mohegan Tribal Gaming Authority and Michael Bloom

10.22        Employment Agreement dated June 14, 2000 by and between the Mohegan
               Tribal Gaming Authority and Gary Crowder

10.23        Employment Agreement dated October 4, 2001 by and between the
               Mohegan Tribal Gaming Authority and Robert Soper

12.1         Computation of Ratio of Earnings to Fixed Charges

Exhibit
  No.         Description

99.1         Certification of President and Chief Executive Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2         Certification of Executive Vice President, Finance and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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