Form 10-Q/A
period 2001-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

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

As more fully described in Note 7, this Form 10-Q/A includes in Item 1 of Part I the restated financial statements and related notes thereto for the quarter ended December 31, 2001 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d 14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-Q is amended by this amendment. The information contained herein is as of December 31, 2001 and does not reflect subsequent events except any that may have existed as of the date of filing of the original Form 10-Q relating to such quarter and which were disclosed therein. For information regarding additional subsequent events please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A filed with respect to periods after December 31, 2001.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I.  FINANCIAL INFORMATION                                                                 Page
                                                                                              Number
                                                                                              ------
Item 1.  Financial Statements.

         Report of Independent Accountants by PricewaterhouseCoopers LLP.                       1

         Balance Sheets of Mohegan Tribal Gaming Authority as of December 31,
         2001 (unaudited) and September 30, 2001.                                               2

         Statements of Income of Mohegan Tribal Gaming Authority for the
         Quarters Ended December 31, 2001 and 2000 (unaudited).                                 3

         Statements of Changes in Capital of Mohegan Tribal Gaming Authority for
         the Quarters Ended December 31, 2001 and 2000 (unaudited).                             4

         Statements of Cash Flows of Mohegan Tribal Gaming Authority for the
         Quarters Ended December 31, 2001 and 2000 (unaudited).                                 5

         Notes to Financial Statements of Mohegan Tribal Gaming Authority.                     7-17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of           18-33
Operations.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.                                34

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                      35
Signatures.  Mohegan Tribal Gaming Authority.                                                   36
Certifications.                                                                               37-38

                        Report of Independent Accountants

To the Mohegan Tribal Gaming Authority:

     We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of December 31, 2001, and the related statements of income, of changes in capital and of cash flows for the quarters ended December 31, 2001 and 2000. These financial statements are the responsibility of the Authority's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the financial statements, the Authority has restated its financial statements as of December 31, 2001 and for the quarter ended December 31, 2001. The financial statements for the quarter ended December 31, 2000 were previously reviewed by other independent accountants who have ceased operations.

We also audited in accordance with auditing standards generally accepted in the United States of America, the Authority's balance sheet as of September 30, 2001, and the related statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated November 11, 2002, we expressed an unqualified opinion on those financial statements (with an explanatory paragraph indicating that the Authority has restated those financial statements which were previously audited by other independent accountants who have ceased operations). In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 (after the restatement described in Note 7 to these financial statements), is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, CT
May 9, 2002, except for Note 7
as to which the date is November 11, 2002

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                     December 31,
                                                                         2001                September 30,
                                                                     (unaudited)                 2001
                                                                -----------------------   ------------------
                                                                 (restated - see note 7)
                       ASSETS
                       ------

 Current assets:
   Cash and cash equivalents                                     $    81,287            $           74,284
   Receivables, net                                                    7,059                         5,347
   Due from Tribe                                                          -                           957
   Inventories                                                        12,506                        11,455
   Other current assets                                               19,167                        14,209
                                                                 -----------             -----------------
      Total current assets                                           120,019                       106,252

 Non-current assets:
   Property and equipment, net                                     1,082,893                     1,080,415
   Construction in process                                           288,790                       223,568
   Trademark, net                                                    119,692                       119,692
   Other assets, net                                                  25,189                        24,766
                                                                 -----------            ------------------
      Total assets                                               $ 1,636,583            $        1,554,693
                                                                 ===========            ==================

               LIABILITIES AND CAPITAL
               -----------------------

 Current liabilities:
   Current portion of capital lease obligations                  $         -            $            1,514
   Current portion of relinquishment liability                        75,918                        70,199
   Accounts payable and accrued expenses                              72,638                        73,548
   Construction payables                                             139,901                       155,497
   Accrued interest payable                                           26,859                        13,062
                                                                 -----------            ------------------
      Total current liabilities                                      315,316                       313,820

 Non-current liabilities:
   Long-term debt                                                    990,000                       908,000
   Relinquishment liability, net of current portion                  519,408                       521,809
   Other long-term liabilities                                         5,088                         5,232
                                                                 -----------            ------------------
      Total liabilities                                            1,829,812                     1,748,861
                                                                 -----------            ------------------

 Commitments and contingencies (Note 5)

 Capital:
   Retained deficit                                                (191,340)                     (192,177)
   Accumulated other comprehensive loss                              (1,889)                       (1,991)
                                                                 -----------            ------------------
      Total capital                                                (193,229)                     (194,168)
                                                                 -----------            ------------------

      Total liabilities and capital                           $   1,636,583            $         1,554,693
                                                                 ===========            ==================

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                                     For the                             For the
                                                                  Quarter Ended                       Quarter Ended
                                                                December 31, 2001                   December 31, 2000
                                                                   (unaudited)                         (unaudited)
                                                             ------------------------             ----------------------
                                                              (restated - see note 7)
Revenues:
  Gaming                                                    $          226,867              $             174,958
  Food and beverage                                                     17,091                             10,724
  Retail, entertainment and other                                       14,645                             16,595
                                                              ----------------              ---------------------
   Gross revenues                                                      258,603                            202,277

   Less - Promotional allowances                                       (17,127)                           (19,187)
                                                              ----------------              ---------------------

Net revenues                                                           241,476                            183,090
                                                              ----------------              ---------------------

Operating costs and expenses:
  Gaming                                                               106,491                             78,389
  Food and beverage                                                      9,917                              6,078
  Retail, entertainment and other                                       12,506                              7,903
  Marketing, general and administrative                                 62,215                             39,437
  Pre-opening costs and expenses                                         1,657                              1,389
  Depreciation and amortization                                         17,236                              5,642
                                                             -----------------              ---------------------
   Total operating costs and expenses                                  210,022                            138,838
                                                             -----------------              ---------------------

   Income from operations                                               31,454                             44,252
                                                             -----------------              ---------------------

Other income (expense):
  Accretion of relinquishment liability discount (Note 6)               (9,083)                            (8,958)
  Interest income                                                          123                              1,163
  Interest expense, net of capitalized interest (Note 5)               (14,649)                            (6,054)
  Other income (expense), net                                              (37)                                 1
                                                              ----------------              ---------------------
   Total other income (expenses)                                       (23,646)                           (13,848)
                                                              ----------------              ---------------------
Income from continuing operations                                        7,808                             30,404

   Loss from discontinued operations                                         -                               (192)
                                                             -----------------              ---------------------

Net income                                                   $           7,808             $               30,212
                                                             =================              =====================

                 The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                                  For the Quarter                        For the Quarter
                                                              Ended December 31, 2001                Ended December 31, 2000
                                                                    (unaudited)                            (unaudited)
                                                      ---------------------------------------- -------------------------------------
                                                             (restated - see note 7)
                                                                             Comprehensive                          Comprehensive
                                                           Capital               Income             Capital            Income
                                                      ------------------  -------------------- ------------------ ------------------
Retained deficit at October 1                         $      (192,177)                             $    (362,118)

Net income                                                      7,808         $      7,808                30,212     $      30,212
                                                                          -----------------                       ------------------

Distributions to Tribe                                         (6,971)                                   (10,000)

                                                      ----------------                          -----------------
Retained deficit at December 31                              (191,340)                                  (341,906)
                                                      ----------------                          -----------------

Accumulated other comprehensive loss at October 1              (1,991)                                         -

Unrealized gain (loss) on derivative instruments                                       102                                    (645)
                                                                          -----------------                       ------------------

Other comprehensive income (loss)                                 102                  102                  (645)             (645)
                                                      ----------------    -----------------     ----------------- ------------------

Comprehensive income                                                          $      7,910                           $      29,567
                                                                          =================                       ==================

Accumulated other comprehensive loss at December 31            (1,889)                                      (645)
                                                      ----------------                          -----------------

Total capital ending balance at December 31           $      (193,229)                             $    (342,551)
                                                      ================                          =================

                 The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                                    For the                        For the
                                                                                 Quarter Ended                  Quarter Ended
                                                                               December 31, 2001              December 31, 2000
                                                                                  (unaudited)                    (unaudited)
                                                                           -------------------------      -------------------------
                                                                           (restated - see note 7)
Cash flows provided by (used in) operating activities:

Net income                                                                 $                 7,808        $                30,212

Adjustments to reconcile net income to
  net cash flow provided by operating activities:
    Depreciation and amortization                                                           17,236                          5,642
    Loss on early extinguishment of debt, net                                                    6                              -
    Loss on disposition of assets                                                               30                              -
    Provision for losses on receivables                                                        253                            117
    Accretion of relinquishment liability discount                                           9,083                          8,958
    Cash paid for accretion of relinquishment liability
      discount                                                                              (4,479)                        (2,881)
    Change in fair value of derivative instruments                                             (79)                         1,497
    Amortization of debt issuance costs                                                      1,281                            980
Changes in operating assets and liabilities:
      Increase in current assets                                                            (7,017)                        (5,100)
      Decrease in other assets                                                                 277                            615
      Increase in current liabilities                                                       12,887                          9,350
                                                                           -------------------------      -------------------------

    Net cash flows provided by operating activities                                         37,286                         49,390
                                                                           -------------------------      -------------------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of change in
  construction payables of $(15,596) and $60,608, respectively                            (100,576)                       (80,562)
Proceeds from asset sale                                                                        33                              -
Issuance of tenant loans                                                                      (781)                             -
Tenant loan payments                                                                            10                              -
                                                                           -------------------------      -------------------------

    Net cash flows used in investing activities                                           (101,314)                       (80,562)
                                                                           -------------------------      -------------------------

Cash flows provided by (used in) financing activities:

Bank Credit Facility borrowings                                                             82,000                              -
Distributions to Tribe                                                                      (6,971)                       (10,000)
Principal portion of relinquishment liability payments                                      (1,286)                        (2,576)
Payment on capital lease obligations                                                        (1,520)                        (2,071)
Capitalized financing fees                                                                  (1,229)                        (1,368)
Increase in other long-term liabilities                                                         37                              -
                                                                           -------------------------      -------------------------

  Net cash flows provided by (used in) financing activities                                 71,031                        (16,015)
                                                                           -------------------------      -------------------------

  Net increase (decrease) in cash and cash equivalents                                       7,003                        (47,187)

Cash and cash equivalents at beginning of period                                            74,284                        115,731
                                                                           -------------------------      -------------------------

Cash and cash equivalents at end of period                                 $                81,287        $                68,544
                                                                           =========================      =========================

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ending December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Authority's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 2001 filed with the Securities and Exchange Commission ("SEC").

Reclassifications

         Certain amounts in the fiscal year 2001 financial statements have been reclassified to conform to the fiscal year 2002 presentation.

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

                                                For the Quarter Ended            For the Quarter Ended
                                                  December 31, 2001                December 31, 2000
                                               ----------------------           ----------------------
                                               (restated - see note 7)
            Net income                         $                7,808           $               30,212
            Trademark amortization                                  -                              859
                                               ----------------------           ----------------------
            As adjusted net income             $                7,808           $               31,071
                                               ======================           ======================

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 3 - FINANCING FACILITIES:

         Financing facilities, as described below, consisted of the following (in thousands):

                                                          December 31, 2001     September 30, 2001
                                                         -------------------    -------------------
         Bank Credit Facility                            $           340,000    $           258,000
         $200M 8 1/8% Senior Notes                                   200,000                200,000
         $300M 8 3/4% Senior Subordinated Notes                      300,000                300,000
         $150M 8 3/8% Senior Subordinated Notes                      150,000                150,000
                                                         -------------------    -------------------

                                                         $           990,000    $           908,000
                                                         ===================    ===================

Bank Credit Facility

         As of December 31, 2001, the Authority had $340.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). At December 31, 2001, one-month LIBOR was 1.87% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at December 31, 2001. Accrued interest on the Bank Credit Facility was $200,000 at December 31, 2001.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

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

         The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), designated all derivative instruments as cash flow hedging instruments and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at December 31, 2001. The interest rate collar listed below was deemed to be ineffective at December 31, 2001.

         Derivative instruments held by the Authority at December 31, 2001 are as follows:


                                                                            Estimated Fair
                                                  Notional Value    Cost        Value
                                               ----------------- ---------  --------------
          Interest Rate Cap
            Strike Rate - 8%                   $   62,399,200    $ 410,000  $       600

          Interest Rate Collar
            Ceiling Strike Rate - 8%
            Floor Strike Rate - 6%                 67,143,400      295,000    (3,212,839)

          Interest Rate Swap
            Pay fixed - 6.35%
            Receive Variable                       33,571,700      221,000    (1,756,283)
                                               ----------------- ---------  --------------
                     Total                     $  163,114,300    $ 926,000  $ (4,968,522)
                                               ================= =========  ==============

         All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.87% on December 31, 2001.

         In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As result of the modifications, the interest rate collar was deemed to be a net written option that does not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified into earnings as interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at December 31, 2001.

         The aggregate fair market value change in all derivative instruments was $181,000 and $2.1 million for the quarters ending December 31, 2001 and 2000, respectively. In accordance with SFAS 133, the Authority recorded an unrealized gain of $102,000 and an unrealized loss of $645,000 related to the derivative instruments as

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

a component of accumulated other comprehensive loss in the accompanying balance sheets and recorded a gain of $79,000 and an expense of $1.5 million as interest expense in the accompanying statements of income for the quarters ending December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the fair market value of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets.

Senior Notes

         On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the syndicated Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 6), that are then due and owing, and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (See Note 6), that are then due and owing, the 1999 Senior Subordinated Notes and the 2001 Senior Subordinated Notes. As of December 31, 2001, accrued interest on the Senior Notes was $8.1 million.

1999 Senior Subordinated Notes

         On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing, and the 2001 Senior Subordinated Notes. As of December 31, 2001, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million.

2001 Senior Subordinated Notes

         On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing. As of December 31, 2001, accrued interest on the 2001 Senior Subordinated Notes was $5.4 million.

Letters of Credit

         The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2002. The Authority also has a $550,000 letter of credit that expires in April 2002. The $550,000 letter of credit was

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

reduced from $1.0 million on April 13, 2001. As of December 31, 2001, no amounts were drawn on the letters of credit.

NOTE 4 - RELATED PARTY TRANSACTIONS:

         The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 2001 and 2000, the Authority incurred $2.9 million and $2.7 million, respectively, of expenses for such services. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the quarters ended December 31, 2001 and 2000, expenses related to these agreements totaled $97,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

         The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2001, the Authority had spent $942.0 million, excluding capitalized interest, on Project Sunburst and expects to incur an additional $18.0 million during the remainder of fiscal year 2002. As of December 31, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $55.7 million. Capitalized interest totaled $4.6 million and $7.2 million for the quarters ended December 31, 2001 and 2000, respectively.

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

         For the quarters ended December 31, 2001 and 2000, the Authority reflected expenses associated with the Slot Win Contribution totaling $43.0 million and $33.0 million, respectively. As of December 31, 2001, outstanding Slot Win Contribution payments to the State of Connecticut totaled $14.6 million.

Expansion Construction Management Agreement with Perini Building Company, Inc.

         The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of December 31, 2001, Perini earned $21.9 million, of which $20.9 million had been paid. All amounts incurred have been reflected in the construction in process or property, plant and equipment in the accompanying balance sheets. For the quarters ended December 31, 2001 and 2000, the Authority incurred $5.9 million and $1.5 million, respectively, in fees related to the construction management fee. As of December 31, 2001, the Authority owed $993,000 to Perini related to the Construction Management Agreement.

Radio Station Guarantee

         The Authority entered into an agreement with AAA Entertainment, LLC ("AAA") to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS's annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS's annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. As of December 31, 2001, amounts to be reimbursed totaled $61,000.

Litigation

         The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority's financial position, results of operations or cash flows.

NOTE 6 - TCA AGREEMENTS:

Relinquishment Agreement

         In February 1998, the Authority and Trading Cove Associates ("TCA") entered into an agreement (the "Relinquishment Agreement"). Effective January 1, 2000 (the "Relinquishment Date"), the Relinquishment Agreement superseded the September 30, 1995 Amended and Restated Gaming Facility Management Agreement ("the Management Agreement"), and provides that the Authority is to make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments ("Senior Relinquishment Payments" and "Junior Relinquishment Payments") have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date, and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date, and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from the convention center, Mohegan Sun Arena and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

         The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At December 31, 2001, the carrying amount of the relinquishment liability was $595.3 million as compared to $592.0 million at September 30, 2001. The increase is due to $9.1 million in accretion of relinquishment liability discount expense less a relinquishment payment of $5.8 million. Of the $5.8 million in relinquishment payments made during the quarter ended December 31, 2001, $1.3 million represents principal amounts and the remaining $4.5 million is for the accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of December 31, 2001, relinquishment payments earned but unpaid were $18.7 million.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

         Payment of the Development Fee

         Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of December 31, 2001, the Authority had incurred $12.5 million related to the TCA development fee, of which $11.3 million had been paid. Due to the opening of the first phase of Project Sunburst and the capitalization of the related assets, a portion of the fees incurred have been included in property, plant and equipment, while the remainder is included in construction in process in the accompanying balance sheet.

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

NOTE 7 - RESTATEMENT AND RECLASSIFICATIONS:

         The Authority has restated its financial statements for the quarter ended December 31, 2001 to reflect the effects of the following adjustments: (i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34, "Capitalization of Interest Cost," (ii) to record Project Sunburst related capital expenditures incurred in the quarter ended December 31, 2001, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to December 31, 2001 and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $193,000 for the quarter ended December 31, 2001 and increasing its total assets by $69.2 million as of December 31, 2001.

         In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statments. These reclassofications have no effect on the Authority's net income.

         The financial statements as of and for the quarter ended December 31, 2001 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)

                                            Previously
                                             Reported                                                                  Restated
                                           December 31,                                Restatement                   December 31,
                                              2001*           Reclassifications        Adjustments                       2001
                                         -----------------  --------------------    ----------------               ----------------
                 ASSETS
                 ------

 Current assets:
   Cash and cash equivalents            $          81,287                          $              -               $         81,287
   Receivables, net                                 9,192             (2,133) a                   -                          7,059
   Inventories                                     12,506                  -                      -                         12,506
   Other current assets                            17,034              2,133  a                   -                         19,167
                                        -----------------  -----------------       ----------------               ----------------
     Total current assets               $         120,019  $               -       $              -               $        120,019

 Non-current assets:
   Property and equipment, net                    983,973                  -                 98,920  c,f.3,g.1           1,082,893
   Construction in process                        318,490                  -                (29,700) c,g.2,h.3             288,790
   Trademark, net                                 119,692                  -                      -                        119,692
   Other assets, net                               25,189                  -                      -                         25,189
                                        -----------------  -----------------       ----------------               ----------------
     Total assets                       $       1,567,363    $             -       $         69,220               $      1,636,583
                                        =================  =================       ================               ================

         LIABILITIES AND CAPITAL
         -----------------------

 Current liabilities:
   Current portion of relinquishment
     liability                          $          75,436  $             482  d   $               -               $         75,918
   Accounts payable and accrued
     expenses                                     155,646            (83,008) e                   -                         72,638
   Construction payables                                -             83,008  e              56,893 g                      139,901
   Accrued interest payable                        26,859                  -                      -                         26,859
                                        -----------------  -----------------       ----------------               ----------------
     Total current liabilities                    257,941                482                 56,893                        315,316

 Non-current liabilities:
   Long-term debt                                 990,000                  -                      -                        990,000
   Relinquishment liability, net of
     current portion                              519,890               (482) d                   -                        519,408
   Other long-term liabilities                      5,088                  -                      -                          5,088
                                        -----------------  -----------------       ----------------               ----------------
     Total liabilities                          1,772,919                  -                 56,893                      1,829,812
                                        -----------------  -----------------       ----------------               ----------------

 Capital:
   Retained deficit                             (200,626)                  -                  9,286  f.3,h.3,i.3          (191,340)
   Accumulated other comprehensive
     loss                                         (4,930)                  -                  3,041  i.3                    (1,889)
                                        -----------------  -----------------       ----------------               ----------------
     Total capital                              (205,556)                  -                 12,327                       (193,229)
                                        -----------------  -----------------       ----------------               ----------------
     Total liabilities and capital      $       1,567,363  $               -       $         69,220               $      1,636,583
                                        =================  =================       ================                ===============

* Previously reported in Form 10-Q filed by the Authority on February 8, 2002. See page 17 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                         Condensed Statement of Income
                                 (in thousands)

                                             Previously
                                              Reported                                                                 Restated
                                              For the                                                                  For the
                                           Quarter Ended                                 Restatement                Quarter Ended
                                         December 31, 2001*      Reclassifications       Adjustments              December 31, 2001
                                         ------------------      -----------------     ---------------            ------------------
Revenues:
Net revenues                             $         241,476       $             -       $            -             $         241,476
                                         ------------------      -----------------     ---------------            ------------------

Operating costs and expenses:
  Gaming                                           133,290               (26,799)   j               -                       106,491
  Food and beverage                                 11,091                (1,174)   j               -                         9,917
  Retail, entertainment and other                    8,910                 3,596    j               -                        12,506
  Marketing, general and
    administrative                                  37,838                24,377    j               -                        62,215
  Pre-opening costs and expenses                     1,657                     -                    -                         1,657
  Depreciation and amortization                     17,263                (1,281)   k           1,254   f.1                  17,236
                                         ------------------      -----------------     ---------------            ------------------
     Total operating costs and
      expenses                                     210,049                (1,281)               1,254                       210,022
                                         ------------------      -----------------     ---------------            ------------------
  Income from operations                            31,427                 1,281               (1,254)                       31,454
                                         ------------------      -----------------     ---------------            ------------------

Other income (expense):
  Accretion of relinquishment
    liability discount                              (9,083)                    -                                             (9,083)
  Interest income                                      123                     -                                                123
  Interest expense, net of
    capitalized interest                           (14,799)               (1,281)   k           1,431   h.1,i.1,l           (14,649)
  Other non-operating expense                          (37)                    -                    -                           (37)
  Change in fair value of derivative
    instruments                                        (16)                    -                   16   l                         -
                                         ------------------      -----------------     ---------------            ------------------
     Total other income (expense)                  (23,812)               (1,281)               1,447                       (23,646)
                                         ------------------      -----------------     ---------------            ------------------
Net income                               $           7,615       $             -       $          193             $           7,808
                                         ==================      =================     ===============            ==================

* Previously reported in Form 10-Q filed by the Authority on February 8, 2002. See page 17 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                                            Previously
                                                             Reported                                                Restated
                                                             For the                                                 For the
                                                          Quarter Ended                Restatement                Quarter Ended
                                                        December 31, 2001*             Adjustments              December 31, 2001
                                                    -------------------------- ---------------------------  ------------------------
                                                                 Comprehensive            Comprehensive                Comprehensive
                                                      Capital        Income    Capital        Income         Capital       Income
                                                    -----------  ------------- -------  ------------------   -------   -------------
Retained deficit at October 1                       $  (201,270)               $ 9,093  $    - f.2,h.2,i.2  $(192,177)

Net income                                                7,615  $      7,615      193     193 f.l,h.l,i.l      7,808     $   7,808
                                                                 ------------           ------                            ---------
Distributions to Tribe                                   (6,971)                     -                         (6,971)
                                                    -----------                -------                      ---------

Retained deficit at December 31                        (200,626)                 9,286                       (191,340)
                                                    -----------                -------                      ---------

Accumulated other comprehensive loss at October 1        (5,127)                 3,136         i.2             (1,991)

Unrealized gain (loss) on derivative instruments            197           197      (95)    (95)i.1                              102
                                                    -----------  ------------  -------  ------                            ---------

Other comprehensive loss                                    197           197    3,136     (95)                   102           102
                                                    -----------  ------------  -------  ------              ---------     ---------

Comprehensive income                                             $      7,812               98                            $   7,910
                                                                 ============           ======                            =========

Accumulated other comprehensive loss at December 31      (4,930)                 3,041                         (1,889)
                                                    -----------                -------                      ---------

Total capital ending balance at December 31         $  (205,556)               $12,327                      $(193,229)
                                                    ===========                =======                      =========


* Previously reported in Form 10-Q/A filed by the Authority on February 14,
2001.
See page 17 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                 Previously
                                              Reported For the                                                          Restated
                                               Quarter Ended                                                             For the
                                                December 31,                             Restatement                 Quarter Ended
                                                   2001*         Reclassifications       Adjustments               December 31, 2001
                                              ----------------  -------------------     -------------              -----------------
Cash flows provided by (used in) operating
    activities:

Net income                                    $          7,615  $                 -     $         193  h.1,i.1,l.1 $          7,808

Adjustments to reconcile net income to
    net cash flow provided by operating
    activities:
  Depreciation and amortization                         17,263               (1,281) m          1,254  f.1                   17,236
  Loss on early extinguishment of debt, net                  6                    -                 -                             6
  Loss on disposition of assets                              30                    -                 -                           30
  Provision for losses on receivables                      253                    -                 -                           253
  Accretion of relinquishment liability
    discount                                                 -                9,083  n              -                         9,083
  Relinquishment liability reassessment                  9,083               (9,083) n              -                             -
  Cash paid for accretion of relinquishment
    liability discount                                       -               (4,479) o              -                        (4,479)
  Change in fair value of derivative
    instruments                                              -                   16  p            (95) i.1                      (79)
  Amortization of debt issuance costs                        -                1,281  m              -                         1,281
Changes in operating assets and liabilities:                                                        -
  Increase in current assets                            (7,661)                 644  q              -                        (7,017)
  Decrease in other assets                                (494)                 771  r              -                           277
  Increase in other liabilities                             53                  (53) t              -                             -
  Increase in current liabilities                       30,127              (17,240) s              -                        12,887
                                              ----------------  -------------------     -------------              ----------------

  Net cash flows provided by operating
    activities                                          56,275              (20,341)            1,352                        37,286
                                              ----------------  -------------------     -------------              ----------------

Cash flows provided by (used in) investing activities:

  Purchase of property and equipment, net of
    change in construction payables                    (64,983)             (34,241) s,q,u     (1,352) h.1                 (100,576)
  Increase in construction in process, net             (50,837)              50,837  u              -                             -
  Proceeds from asset sale                                  33                    -                 -                            33
  Issuance of tenant loans                                   -                 (781) r              -                          (781)
  Tenant loan payments                                       -                   10  r              -                            10
                                              ----------------  -------------------     -------------              ----------------

 Net cash flows used in investing
    activities                                        (115,787)              15,825            (1,352)                     (101,314)
                                              ----------------  -------------------     -------------              ----------------

Cash flows provided (used in) by financing activities:

  Bank Credit Facility borrowings                       82,000                    -                 -                        82,000
  Distributions to Tribe                                (6,971)                   -                 -                        (6,971)
  Principal portion of relinquishment liability
     payments                                           (5,765)               4,479  o              -                        (1,286)
  Payment on capital lease obligations                  (1,520)                   -                 -                        (1,520)
  Capitalized financing fees                            (1,229)                   -                 -                        (1,229)
  Increase in other long-term liabilities                    -                   37  p,t            -                            37
                                              ----------------  -------------------     -------------              ----------------

  Net cash flows provided by financing
    activities                                          66,515                4,516                                          71,031
                                              ----------------  -------------------     -------------              ----------------

  Net increase in cash and cash equivalents              7,003                    -                 -                         7,003

Cash and cash equivalents at beginning of
    period                                              74,284                    -                 -                        74,284
                                              ----------------  -------------------     -------------              ----------------

Cash and cash equivalents at end of period    $         81,287  $                 -     $           -              $         81,287
                                              ================  ===================     =============              ================

 * Previously reported in Form 10-Q filed by the Authority on February 8, 2002. See page 17 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

Restatement Adjustment footnotes (in thousands):

a. Reclassified an amount pertaining to the Deferred Compensation Plan of $2,133 from receivables, net to other current assets.
b.    Omitted.
c. Reclassified utilities facility costs of $10,175 from construction in process to property and equipment, net.
d. Reclassified long-term relinquishment liability of $482 to current portion of relinquishment liability.
e. Reclassified construction related payables of $83,008 from accounts payable and accrued expenses to construction payables.
f. Recorded depreciation on additional Project Sunburst and utilities facility costs placed into service:
      1.  $1,254 for the quarter ended December 31, 2001.
      2.  $1,078 for the fiscal year ended September 30, 2001.
      3.  $2,334 for the period from October 1, 2000 through December 31, 2001.
g. Recorded an accrual for construction payables of $56,893 pertaining to Project Sunburst for work completed by December 31, 2001, but paid subsequent to December 31, 2001:
      1. $91,077 of costs recorded for work completed by December 31, 2001, but paid subsequent to December 31, 2001.
      2.  ($34,184) to Construction in process.
h.    Recorded additional capitalized interest pertaining to Project Sunburst:
      1.  $1,352 for the quarter ended December 31, 2001.
      2.  $13,307 for the fiscal year ended September 30, 2001.
      3.  $14,659 for the period from October 1, 2000 through December 31, 2001.
i. In accordance with SFAS 133, recorded an adjustment to other comprehensive gain (loss) to reflect aggregate unrealized gain (loss) on derivative instruments:
      1.  ($95) for the quarter ended December 31, 2001.
      2.  $3,136 for the year ended September 30, 2001.
      3.  $3,041 for the period from October 1, 2000 through December 31, 2001.
j. Reclassified certain expenses from gaming and food and beverage to marketing, general and administrative, and retail, entertainment and other.
k. Reclassified $1,281 of amortization of debt issuance costs from depreciation and amortization to interest expense, net of capitalized interest.
l. Reclassified change in fair value of derivative instruments of $16 to interest expense, net of capitalized interest.
m. Reclassified the amortization of debt issuance costs of $1,281 from depreciation and amortization to amortization of debt issuance costs.
n. Reclassified the accretion of relinquishment liability discount of $9,083 from relinquishment reassessment to accretion of relinquishment liability discount.
o. Reclassified cash paid for accretion of relinquishment liability discount of $4,479 from principal portion of relinquishment payments.
p. Reclassified change in derivative instruments of $16 from fair value of derivative instruments to other long-term liabilities.
q. Reclassified construction payables of $644 from increase in current assets to construction in process.
r. Reclassified issuance of tenant loans of $771, net of payments of $10, from decrease in other assets to issuance of tenant loans and tenant loan payments.
s. Reclassified change in construction payables from increases in current liabilities to purchase of property and equipment, net of change in construction payables of $17,240.
t. Reclassified other long-term liabilities of $53 from change in other liabilities to changes in other long-term liabilities.
u. Reclassified increase in construction in process, net to purchase of property and equipment, net of change in construction payables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 2 of this Form 10-Q/A which has been updated to reflect the restatements and reclassifications more fully described in Note 7 to the Authority's financial statements.


Forward Looking Statements

         Some information included in this Amended Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission ("SEC") contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Annual Reports on Forms 10-K and 10-K/A for the fiscal year ended September 30, 2001 as well as the Authority's other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q/A are made only as of the date of this report. The Authority does not have and the Authority does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

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

         Mohegan Sun

         In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority has recently completed the first phase of construction for a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, including increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, are anticipated to open in April 2002 with substantial completion of construction expected to occur in June 2002.

         Mohegan Sun operates in an approximately 1.9 million square foot facility, which, at December 31, 2001, includes the following two casinos:

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

         . an approximately 9,000 square foot simulcasting race book facility; and

         . three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

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

         .    a 300-seat Cabaret;

         .    a child care facility and an arcade style recreation area; and

         . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority.

         As of December 31, 2001, Mohegan Sun has parking spaces for approximately 8,300 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 16-pump gasoline and convenience center located adjacent to Mohegan Sun.

         Additional Mohegan Sun Enhancements

         In addition to Project Sunburst, the Authority has begun construction on the following capital improvements to the Mohegan Sun facility:

         Parking Garages. Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $18.8 million for the quarter ended December 31, 2001. Cumulative expenditures totaled $28.6 million as of December 31, 2001. The Authority expects that the remaining $36.4 million will be spent during the remainder of fiscal year 2002. The Indian Summer Garage is anticipated to open in June 2002. The Authority anticipates spending $25.0 million for the Thames Garage, a 1,700-space parking garage expected to be completed in the spring of 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the quarter ending December 31, 2001.

         Project Sunburst Utilities. The Authority is constructing various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority will pay for this portion of the total costs, which we expect will equal approximately $35.0 million. These improvements are anticipated to be competed concurrently with the opening of certain components of Project Sunburst in April 2002. As of December 31, 2001, the Authority has placed $23.9 million of these assets in service.

         Other Reservation Enhancements

         Child Development Center. The Tribe is constructing a 36,000 square foot employee day care facility which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $10.0 million. The Authority originally paid $1.1 million of the facility's cost; however, that amount later was reimbursed fully by the Tribe. The Tribe will pay all future expenditures related to this project. Construction began in November 2001, and the Tribe anticipates that the project will be completed in January 2003.

Explanation of Key Financial Statement Captions

         Gross revenues. The Authority's gross revenues are derived mostly from the following three sources:

         . Gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

         .    Food and beverage sales; and

         . Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets and the Mohegan Sun Arena.

         The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                           For the                     For the
                                                           Quarter                     Quarter
                                                            Ended                       Ended
                                                         December 31,                December 31,
                                                             2001                        2000
                                                     --------------------        --------------------
             Gaming                                           88%                         87%
             Food and beverage                                 7%                          5%
             Retail, entertainment and other                   5%                          8%
                                                     --------------------        --------------------
                  Total                                      100%                        100%
                                                     ====================        ====================

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

         Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, retail, entertainment events and other are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts (in thousands):

                                                           For the                     For the
                                                           Quarter                     Quarter
                                                            Ended                       Ended
                                                         December 31,                December 31,
                                                             2001                        2000
                                                     --------------------        --------------------
             Food and beverage                            $     7,095                 $    6,367
             Retail, entertainment and other                    6,175                      7,436
                                                     --------------------        --------------------
                  Total                                   $    13,270                     13,803
                                                     ====================        ====================

         Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, Mohegan Sun managed retail shops, the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

         Gaming expenses. Gaming expenses primarily include the Slot Win Contribution which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations, table games, poker, keno and racebook and promotional expenses for the redemption of the Mohegan Sun Player's Club points in third party locations, including the Shops at Mohegan Sun and the Sun Select Catalog.

         EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, discontinued operations and other non-operating expense (income). The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                              For the Quarter             For the
                                                                   ended               Quarter Ended
                                                               December 31,             December 31,
                                                                   2001                     2000
                                                             ------------------       ---------------
                                                               (restated-see
                                                                note 7 to the
                                                                 Authority's
                                                                 financial
                                                                 statements)
         EBITDA
         Net income                                             $     7,808            $    30,212
         Add back:
         Interest expense, net of capitalized interest               14,649                  6,054
         Interest income                                               (123)                (1,163)
         Income taxes                                                     -                      -
         Depreciation and amortization                               17,236                  5,642
                                                             -------------------      ---------------
         EBITDA                                                 $    39,570            $    40,745
                                                             -------------------      ---------------
         EBITDA Margin                                                 16.4%                  22.3%

         Adjustments to EBITDA to
           reconcile to Adjusted EBITDA
         Pre-opening costs and expenses                         $     1,657            $     1,389
         Accretion of relinquishment liability discount               9,083                  8,958
         Other non-operating expense (income)                            37                     (1)
         Discontinued operations                                          -                    192
                                                             -------------------      ---------------
         Adjusted EBITDA                                        $    50,347            $    51,283
                                                             ===================      ===============
         Adjusted EBITDA Margin                                        20.8%                  28.0%


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

         The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Note 6 to the Authority's financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

         Comparison of Operating Results for the Quarter Ended December 31, 2001 and 2000:

         Net revenues for the quarter ended December 31, 2001 increased by $58.4 million, or 31.9%, to $241.5 million from $183.1 million reported for the same period of the prior year. This increase primarily is attributable to an increase in gaming revenues due to the opening of the Casino of the Sky on September 25, 2001.

         Adjusted EBITDA for the quarter ended December 31, 2001 decreased by $936,000, or 1.8%, to $50.3 million from $51.3 million for the quarter ended December 31, 2000. Mohegan Sun achieved a 20.8% Adjusted EBITDA margin for the quarter ended December 31, 2001 compared to a 28.0% Adjusted EBITDA margin for the quarter ended December 31, 2000. The decline in margin was the result of increased labor, marketing and operating expenses increasing at a greater rate than revenues. Additionally, the unfavorable variance can be attributed to national recession and the tragic events of September 11, 2001. However, the Authority relies heavily on drive-in traffic, and the Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods have been limited. The Authority believes this will continue until the parking enhancements provided by the Thames Garage and the Indian Summer Garage are completed. It is anticipated that the Thames Garage and the Indian Summer Garage will be completed in April 2002 and June 2002, respectively. Accordingly, operating revenues and margins are expected to be negatively impacted until the fourth quarter of 2002. See "Overview - Additional Mohegan Sun Enhancements - Parking Garages" and "Liquidity, Capital Resources and Capital Spending - Capital Expenditures" for a discussion of parking enhancements.

         The Connecticut slot market grew at a rate of 15.7% for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. The State of Connecticut reported a gross slot win of $358.3 million and $309.6 million for the quarters ended December 31, 2001 and 2000, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 30.2% in the quarter ended December 31, 2001 over the quarter ended December 31, 2000. Gross slot revenues were $171.9 million and $132.0 million for the quarters ended December 31, 2001 and 2000, respectively. Gross slot win per unit per day was $300 and $473 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,034 in the quarter ended December 31, 2000 to approximately 6,219 in the quarter ended December 31, 2001. The increase in weighted average slot machines is attributable primarily to the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue, which combined added a total of approximately 3,200 slot machines to Mohegan Sun.

         Gaming revenues for the quarter ended December 31, 2001 increased by $51.9 million, or 30.0%, to $226.9 million from $175.0 million for the quarter ended December 31, 2000. This increase is due to a 30.3% growth in net slot machine revenues and a 29.9% increase in table game revenues as a result of the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue.

         Food and beverage revenues for the quarter ended December 31, 2001 increased by $6.4 million, or 59.4%, to $17.1 million from $10.7 million for the quarter ended December 31, 2000. This increase is attributable principally to a 38.6% increase in meals served for the quarter ended December 31, 2001 as compared to the same period in the prior year and a higher average sale per check. The increases in meals served and higher average sale per check are associated primarily with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's,
Rain and Tuscany.

         Retail, entertainment and other revenues decreased by $2.0 million, or 11.8%, to $14.6 million for the quarter ended December 31, 2001 from $16.6 million for the same period in the prior year. Retail revenue decreased $3.0 million due to a shift in patronage from Mohegan Sun operated outlets to the third party retail tenants in the Shops at Mohegan Sun. The decrease is partially offset by an increase of $1.0 million in entertainment and other revenue due to the opening of the Mohegan Sun Arena on September 25, 2001.

         Promotional allowances for the quarter ended December 31, 2001 decreased by $2.1 million, or 10.7%, to $17.1 million from $19.2 million for the quarter ended December 31, 2000. The decrease in retail and gas complimentaries, which are included in promotional allowances, is due to the shift in patronage from Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center to the third party tenants in the Shops at Mohegan Sun. The expenses related to the Shops at Mohegan Sun are included in gaming expenses. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Players Club were eligible to redeem points at third party tenants, in the Shops at Mohegan Sun.

         Total operating costs and expenses for the quarter ended December 31, 2001 increased by $71.2 million, or 51.3%, to $210.0 million from $138.8 million for the quarter ended December 31, 2000. The majority of the increase is attributable to additional operating costs and expenses associated with the opening of Project Sunburst, and $11.6 million of the increase is the result of an increase in depreciation and amortization expense due to the opening of the Casino of the Sky.

         Gaming costs and expenses for the quarter ended December 31, 2001 increased by $28.1 million, or 35.8%, to $106.5 million from $78.4 million for the quarter ended December 31, 2000. The majority of the increase is attributable to additional labor costs associated with the approximately 90-unit increase in table games and the addition of approximately 3,200 slot machines associated with the opening of first phase of Project Sunburst and the Hall of the Lost Tribes. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $43.0 million and $33.0 million, respectively, for the quarters ended December 31, 2001 and 2000. Additionally, the first phase of Project Sunburst included the opening of the Shops at Mohegan Sun. The increased traffic generated by the opening of the Shops of Mohegan Sun, coupled with the holiday shopping season, resulted in a significant increase in Mohegan Sun's gaming expenses as points were redeemed by Mohegan Sun Player's Club patrons in the third party tenant restaurants and in the Shops at Mohegan Sun. Gaming costs and expenses as a percentage of gaming revenues were 46.9% in the quarter ended December 31, 2001 compared to 44.8% in the same period of the prior year.

         Food and beverage costs and expenses for the quarter ended December 31, 2001 increased by $3.8 million, or 63.2%, to $9.9 million from $6.1 million in expenses for the quarter ended December 31, 2000. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia's, Rain and Tuscany, the arena concessions, the Cabaret bar, Leffingwell's bar located at the base of Wombi Rock and the Sachem's

Lounge. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 929,000 in the quarter ended December 31, 2000 to 1.3 million in the quarter ended December 31, 2001, a 38.6% increase. The cost of sales for food calculated as a percentage of revenue was 35.8% for the quarter ended December 31, 2001 compared to 36.7% for the quarter ended December 31, 2000.

         Retail, entertainment and other costs and expenses for the quarter ended December 31, 2001 increased by $4.6 million, or 58.2%, to $12.5 million from $7.9 million for the quarter ended December 31, 2000. This increase was attributable mainly to an increase in entertainment costs associated with the events held in the Mohegan Sun Arena during the quarter ended December 31, 2001. Some of these events included an NBA basketball game with Michael Jordan and the Washington Wizards, concerts by Tim McGraw, Gloria Estefan, Aerosmith, Bob Dylan, an exhibition tennis match with Martina Navritolova and Monica Seles and ESPN Bowling. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett and Betty Buckley, to comics, such as Phyllis Diller and the Amazing Kreskin.

         Marketing, general and administrative costs and expenses for the quarter ended December 31, 2001 increased by $22.8 million, or 57.8%, to $62.2 million from $39.4 million for the quarter ended December 31, 2000. The increase is associated primarily with costs to operate the expanded facility, such as utilities, engineering, risk management and maintenance services, and marketing expenses targeted to promote Mohegan Sun through all major media outlets.

         Pre-opening costs and expenses associated with the April 2002 opening of the Mohegan Sun hotel, increased by $268,000, or 19.3% to $1.7 million for the quarter ended December 31, 2001 from $1.4 million in pre-opening costs and expenses (relating to the opening of the first phase of Project Sunburst) for the quarter ended December 31, 2000.

         Depreciation and amortization for the quarter ended December 31, 2001 increased by $11.6 million, or 205.5%, to $17.2 million from $5.6 million for the quarter ended December 31, 2000. This increase was a result of $758.5 million of assets related to Project Sunburst, including $32.4 million of capitalized interest, being placed in service with the opening of the first phase of Project Sunburst on September 25, 2001.

         Income from operations for the quarter ended December 31, 2001 decreased by $12.8 million, or 28.9%, to $31.5 million from $44.3 million for the quarter ended December 31, 2000. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and increases in depreciation and amortization due to the placing in service of assets related to the first phase of Project Sunburst. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown and the tragic events of September 11, 2001.

         Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended December 31, 2001 increased by $125,000, or 1.4%, to $9.1 million from $9.0 million for the quarter ended December 31, 2000. This increase is due to the Authority's quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to present value using the Authority's current risk-free rate of investment.

         Interest income for the quarter ended December 31, 2001 decreased by $1.0 million, or 89.4%, to $123,000 from $1.2 million in income for the quarter ended December 31, 2000. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $36.3 million and $42.1 million for the quarters ended December 31, 2001 and December 31, 2000, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

         Interest expense for the quarter ended December 31, 2001 increased by $8.6 million, or 142.0%, to $14.6 million from $6.1 million for the quarter ended December 31, 2000. Included in interest expense for the quarter ended December 31, 2001 is a net gain of $79,000 due to the change in the fair value of the Authority's derivative instruments. For the quarter ended December 31, 2000, a net loss of $1.5 million was recorded for the change in the fair value of the Authority's derivative instruments. This increase in interest expense is attributable mainly to higher average debt outstanding and a decrease in the amount of capitalized interest for the period due to the opening of the first phase of Project Sunburst in September 2001. The weighted average outstanding debt was $976.7 million for the quarter ended December 31, 2001 compared to $504.8 million for the quarter ended December 31, 2000. Capitalized interest was $4.6 million for the quarter ended December 31, 2001 compared to $7.2 million for the same period in the prior year. The weighted average interest rate for the quarter ended December 31, 2001 was 7.14%, compared to 8.42% for the quarter ended December 31, 2000.

         Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue totaled $192,000 for the quarter ended December 31, 2001. There was no loss from discontinued operations for the quarter ended December 31, 2000.

         Net income for the quarter ended December 31, 2001 decreased by $22.4 million, or 74.2%, to $7.8 million from $30.2 million for the quarter ended December 31, 2000. The decrease primarily is due to the increase in interest expense and depreciation and amortization. Interest expense increased by $8.6 million during the quarter ended December 31, 2001 contributing to the reduction in net income. This increase is attributable mainly to higher average debt outstanding and a decrease in capitalized interest for the period due to the opening of the first phase of Project Sunburst in September 2001. The weighted average outstanding debt was $976.7 million for the quarter ended December 31, 2001 compared to $504.8 million for the quarter ended December 31, 2000.

Liquidity, Capital Resources and Capital Spending

         As of December 31, 2001, the Authority held cash and cash equivalents of $81.3 million, an increase of $7.0 million from $74.3 million as of September 30, 2001. Cash provided by operating activities for the quarter ended December 31, 2001 decreased $12.1 million, or 24.5%, to $37.3 million from $49.4 million for the quarter ended December 31, 2000. The decrease in cash provided by operating activities is attributable primarily to a decrease in net income.

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

         External Sources of Liquidity

         Bank Credit Facility. As of December 31, 2001, the Authority had $340.0 million outstanding under a $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of American National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). As of December 31, 2001, one-month LIBOR was 1.87% and the applicable spread on a LIBOR loan was 2.375%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at December 31, 2001. Accrued interest on the Bank Credit Facility was $200,000 at December 31, 2001.

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

         The Bank Credit Facility contains various provisions that require the Authority to maintain specified financial ratios. If the Authority's revenue declines due to economic or competitive factors, it is possible that these financial ratios may be violated. If this were to happen, the Authority would not be able to borrow additional funds under the Bank Credit Facility and it may even result in an event of default, which could accelerate the payment of any outstanding balance. In addition, while the Authority has entered into some hedging transactions to mitigate against its exposure to interest rate fluctuations on the Bank Credit Facility, the majority of the outstanding balance is subject to interest rate fluctuations. As the economy rebounds, it is possible that the interest rate will start to increase, which would mean that the Authority's interest cost may increase significantly. A substantial increase in interest expense could have a negative effect on the Authority's liquidity. For a further discussion on hedging transactions that mitigate against this exposure, see "Quantitative and Qualitative Disclosure of Market Risk" and Note 3 to the Authority's unaudited financial statements as of December 31, 2001.

         Capital Expenditures

         Capital Expenditures Incurred to Date. Capital expenditures totaled $85.6 million including capitalized interest for the quarter ended December 31, 2001, versus $141.2 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

         . Cumulative Project Sunburst construction expenses totaled $995.7 million, including $55.7 million in capitalized interest and net of $2.0 million expensed or recorded as inventory, through December 31, 2001. During the quarter ending December 31, 2001, expenditures totaled $57.6 million, including $4.6 million in capitalized interest and net of $654,000 expensed or recorded as inventory, versus $134.6 million, including $7.2 million in capitalized interest, expended during the quarter ended December 31, 2000.

         . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $6.5 million and $4.8 million for the quarter ended December 31, 2001 and December 31, 2000, respectively.

         . Capital expenditures on the Authority's electrical and water systems infrastructure totaled $1.7 million and $624,000 for the quarter ended December 31, 2001 and December 31, 2000, respectively. Cumulative infrastructure improvements totaled $33.9 million as of December 31, 2001. The total estimated cost of the infrastructure improvements is $35.0 million. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

         . Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $18.8 million for the quarter ending December 31, 2001. The Authority did not incur any capital expenditures for the Indian Summer Garage for the quarter ending December 31, 2000. Cumulative expenditures totaled $28.6 million as of December 31, 2001. The Indian Summer Garage is expected to open in June 2002.

         . Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke free slot machine venue which opened on April 18, 2001, were $474,000 for the quarter ended December 31, 2001. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of December 31, 2001. The Authority did not have any expenditures for the construction of the Hall of the Lost Tribes for the quarter ending December 31, 2000.

         . Capital expenditures for the construction of an employee day care facility were $554,000 during the quarter ended December 31, 2001 and cumulative expenditures reached $1.1 million as of December 31, 2001. The employee day care facility is expected to have a total cost of $10.0 million, with construction expected to be completed in August 2002. The Authority did not incur any construction expenses in conjunction with the employee day care facility for the quarter ended December 31, 2000.

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

         In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of December 31, 2001, construction retainage totaled $20.1 million, which has been included in construction payables in the Authority's financial statements.

         Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects to incur capital expenditures to total approximately $104.5 million and to be allocated as follows:

         .    $18.5 million on maintenance capital expenditures.

         .    $18.0 million on Project Sunburst construction.

     .    $8.9 million on the employee day care center.

     . $33.0 million on the Indian Summer parking garage. The Indian Summer parking garage is expected to have a total cost of $65.0 million and is expected to open in June 2002. The remaining $3.4 million is anticipated to be spent in fiscal year 2003.

     .    $25.0 million on the Thames Garage.

     .    $1.1 million on infrastructure improvements.

     Project Sunburst

     The Authority has received authorization from the Tribe to expend up to $960.0 million, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2001, the Authority incurred $942.0 million, excluding capitalized interest, on Project Sunburst. The remaining $18.0 million is anticipated to be incurred during the remainder of fiscal year 2002.

     As of December 31, 2001, cumulative capitalized interest for Project Sunburst construction expenses totaled $55.7 million. Capitalized interest totaled $4.6 million and $7.2 million for the quarters ended December 31, 2001 and 2000, respectively.

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

     Relinquishment Agreement

     Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $595.3 million as of December 31, 2001. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See
Note 6 to the Authority's financial statements. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $5.8 million in relinquishment payments during the quarter ending December 31, 2001. Of the $5.8 million in relinquishment payments for the quarter ended December 31, 2001, $1.3 million represents principal amounts and the remaining $4.5 million is payment for the accretion of interest. As of December 31, 2001, relinquishment payments earned but unpaid were $18.7 million. During the quarter ended December 31, 2000, the Authority paid $5.5 million in relinquishment payments, consisting of $2.6 million in principal amounts and $2.9 million for the accretion of interest.

     Distributions to the Tribe

     During the quarter ended December 31, 2001, the Authority distributed $7.0 million to the Tribe. The Authority distributed $10.0 million to the Tribe for the quarter ended December 31, 2000.

     Debt Service Costs

     For the quarters ended December 31, 2001 and 2000, the Authority incurred the following debt service costs (in thousands):

                                                         For the Quarter Ended      For the Quarter Ended
                                                          December 31, 2001          December 31, 2000
                                                       -------------------------  -------------------------
                                                        (restated - see note 7
                                                          to the Authority's
                                                         financial statements)
     Bank Credit Facility                                 $            4,252          $              -
     $200M 8.125% Senior Notes                                         4,062                     4,062
     $300M 8.75% Senior Subordinated Notes                             6,563                     6,563
     $150M 8.375% Senior Subordinated Notes                            3,141                         -
     $250M 8% Senior Subordinated Notes                                    -                         -
     Change in fair value of derivative instruments                      (79)                    1,497
     Financing fees                                                   1,281                       980
     Capital lease obligations                                             9                       112
     Capitalized interest                                             (4,580)                   (7,160)
                                                       -------------------------   -------------------------
       Total Interest Expense                             $           14,649          $          6,054
                                                       =========================   =========================

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

      Contractual Obligations             Fiscal Year
      (in thousands)                        2002 (1)     2-3 years    4-5 years   After 5 years
     -------------------------------------------------------------------------------------------
      Long-term debt (2)                    $      -      $340,000     $200,000        $700,000
      Construction obligations (3)           166,671             -            -               -
      Development obligations (4)              4,718             -            -               -
                                      ----------------------------------------------------------
      Total                                 $171,389      $340,000     $200,000        $700,000
                                      ==========================================================

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

     In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table are estimates and, while some of these agreements are perpetual in term, for the purposes of calculating these amounts, the Authority has prepared the information in this table for only ten years.

      Contractual Commitments                    Fiscal Year
      (in thousands)                               2002 (1)     2-3 years    4-5 years    5-10 years
     ------------------------------------------------------------------------------------------------
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
                                               ======================================================

     (1) Amounts due within one year represent payment commitments from October 1, 2001 to September 30, 2002.
     (2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2001, 2000 and 1999, the Slot Win Contribution totaled $144.6 million, $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
     (3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in
         Note 6 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 6 to the Authority's financial statements.
     (4) Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2001, the Authority paid $14.0 million in priority distributions to the Tribe. In addition, for the quarter ended December 31, 2001, the Authority paid $7.0 million in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.361%.

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

         The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

         One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 6 to the Authority's financial statements. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

         The Authority's trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its operating income upon completion on the fair value assessment.

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

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not yet adopted and has not yet quantified the impact of implementing SFAS 144 on the Authority's financial statements, but does not anticipated a negative effect on the Authority's financial position, results of operations or cash flows upon adoption of the standard.

         The Authority adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the quarter ended December 31, 2000, the Authority recorded $859,000 related to the amortization of the trademark. The Authority is required to apply the initial fair value test by March 31, 2002. The Authority has not yet determined whether the initial fair value test will result in any impairment changes, but does not anticipate a negative effect on its financial position, results of operations or cash flows upon completion of the fair value assessment. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows (in thousands):

                                                    For the Quarter Ended             For the Quarter Ended
                                                      December 31, 2001                 December 31, 2000
                                                    ------------------------          -------------------------
                                                    (restated - see note 7
                                                      to the Authority's
                                                     financial statements)
         Net income                                    $        7,808                    $       30,212
         Trademark amortization                                     -                               859
                                                   ------------------------          -------------------------
         As adjusted net income                        $        7,808                    $       31,071
                                                   ========================          =========================

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $500.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 3 to the Authority's financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of December 31, 2001, the Authority had drawn $340.0 million under the Bank Credit Facility. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

         The following table provides information about the Authority's derivative instruments at December 31, 2001:

                                           Maturity           Notional     Estimated Fair
                                             Date               Value          Value
                                        ---------------   --------------   ---------------
   Interest Rate Cap
     Strike Rate - 8%                   October 1, 2003     $ 62,399,200       $       600

   Interest Rate Collar
     Ceiling Strike Rate - 8%
     Floor Strike Rate - 6%              March 1, 2004        67,143,400        (3,212,839)

   Interest Rate Swap
     Pay fixed - 6.35%
     Receive Variable                    March 1, 2004        33,571,700        (1,756,283)
                                                          --------------   ---------------
              Total                                         $163,114,300       $(4,968,522)
                                                          ==============   ===============

         All derivative instruments are based upon one-month LIBOR which was 1.87% at December 31, 2001.

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

                                                     MOHEGAN TRIBAL GAMING AUTHORITY
                                                     --------------------------------

Date: November 12, 2002                              By:    /s/ Mark F. Brown
      ------------------------------                    --------------------------------------------
                                                     Mark F. Brown
                                                     Chairman, Management Board


Date: November 12, 2002                              By:    /s/ William J. Velardo
      ------------------------------                    --------------------------------------------
                                                     William J. Velardo
                                                     President and Chief Executive Officer


Date: November 12, 2002                              By:    /s/ Jeffrey E. Hartmann
      ------------------------------                    --------------------------------------------
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