Form 10-Q/A
period 2002-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    Yes _X_  No ___

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act):   Yes ___  No _X_

                                EXPLANATORY NOTE

The Mohegan Tribal Gaming Authority (the "Authority") has restated its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 and for the fiscal year ended September 30, 2001.

As more fully described in Note 7, this Form 10-Q/A includes in Item 1 of Part I the restated financial statements and related notes thereto for the quarter and six months ended March 31, 2002 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d 14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-Q is amended by this amendment. The information contained herein is as of March 31, 2002 and does not reflect subsequent events except any that may have existed as of the date of the filing of the original Form 10-Q relating to such quarter and six months and which were disclosed therein. For information regarding additional subsequent events, please refer to the Authority's Quarterly Reports on Forms 10-Q and 10-Q/A filed with respect to periods after March 31, 2002.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I.  FINANCIAL INFORMATION                                                      Page
                                                                                   Number
                                                                                   ------
Item 1.  Financial Statements.

         Report of Independent Accountants by PricewaterhouseCoopers LLP.            1

         Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2002
         (unaudited) and September 30, 2001.                                         2

         Statement of Income of Mohegan Tribal Gaming Authority for the Quarters
         and Six Months Ended March 31, 2002 and 2001 (unaudited).                   3

         Statements of Changes in Capital of Mohegan Tribal Gaming Authority for
         the Quarters and Six Months Ended March 31, 2002 and 2001 (unaudited).      4

         Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six
         Months Ended March 31, 2002 and 2001 (unaudited).                           5

         Notes to Financial Statements of Mohegan Tribal Gaming Authority.          6-19

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                              20-37

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.                     37

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                           39
Signatures.  Mohegan Tribal Gaming Authority.                                        40
Certifications.                                                                     45-46


                        Report of Independent Accountants


To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of March 31, 2002, the related statements of income and of changes in capital for the quarters and six-month periods ended March 31, 2002 and 2001 and the related statements of cash flows for the six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Authority's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the financial statements, the Authority has restated its financial statements as of March 31, 2002 and for the quarter and six-month period ended March 31, 2002. The financial statements for the quarter and six-month period ended March 31, 2001 were previously reviewed by other independent accountants who have ceased operations.

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


/s/ PRICEWATERHOUSECOOPERS LLP


Hartford, CT
May 9, 2002, except for
Note 7 as to which the
date is November 11, 2002

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                             March 31,
                                                                2002               September 30,
                                                            (unaudited)                2001
                                                       -----------------------   ----------------
                                                       (restated - see note 7)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                                 $    80,656         $         74,284
   Receivables, net                                                9,633                    5,347
   Due from Tribe                                                    162                      957
   Inventories                                                    12,064                   11,455
   Other current assets                                           18,555                   14,209
                                                             -----------         ----------------
       Total current assets                                      121,070                  106,252

Non-current assets:
   Property and equipment, net                                 1,090,022                1,080,415
   Construction in process                                       341,303                  223,568
   Trademark, net                                                119,692                  119,692
   Other assets, net                                              28,305                   24,766
                                                             -----------         ----------------
       Total assets                                          $ 1,700,392         $      1,554,693
                                                             ===========         ================

             LIABILITIES AND CAPITAL
             -----------------------

Current liabilities:
   Current portion of capital lease obligations              $         -         $          1,514
   Current portion of relinquishment liability                    70,171                   70,199
   Accounts payable and accrued expenses                          72,112                   73,548
   Construction payables                                         103,209                  155,497
   Accrued interest payable                                       16,080                   13,062
                                                             -----------         ----------------
       Total current liabilities                                 261,572                  313,820

Non-current liabilities:
   Long-term debt                                              1,099,000                  908,000
   Relinquishment liability, net of current portion              515,552                  521,809
   Other long-term liabilities                                     3,824                    5,232
                                                             -----------         ----------------
       Total liabilities                                       1,879,948                1,748,861
                                                             -----------         ----------------
Commitments and contingencies (Note 5)

Capital:
   Retained deficit                                             (178,128)                (192,177)
   Accumulated other comprehensive loss                           (1,428)                  (1,991)
                                                             -----------         ----------------
       Total capital                                            (179,556)                (194,168)
                                                             -----------         ----------------

       Total liabilities and capital                         $ 1,700,392         $      1,554,693
                                                             ===========         ================

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)

                                                       For the             For the              For the               For the
                                                    Quarter Ended       Quarter Ended       Six Months Ended      Six Months Ended
                                                    March 31, 2002      March 31, 2001       March 31, 2002        March 31, 2001
                                                     (unaudited)         (unaudited)          (unaudited)           (unaudited)
                                                 -------------------   ----------------   --------------------   ------------------
                                                   (restated - see                          (restated - see
                                                       note 7)                                  note 7)
Revenues:
   Gaming                                          $       221,254       $    180,605       $      448,121        $      355,563
   Food and beverage                                        14,946             11,037               32,037                21,761
   Retail, entertainment and other                          12,943             11,981               27,588                28,576
                                                 -------------------   ----------------   --------------------   ------------------
       Gross revenues                                      249,143            203,623              507,746               405,900

  Less - Promotional allowances                            (14,461)           (15,843)             (31,588)              (35,030)
                                                 -------------------   ----------------   --------------------   ------------------

Net revenues                                               234,682            187,780              476,158               370,870
                                                 -------------------   ----------------   --------------------   ------------------

Operating costs and expenses:
   Gaming                                                  101,196             77,770              207,689               156,159
   Food and beverage                                         9,097              5,942               19,014                12,020
   Retail, entertainment and other                           7,739              7,571               20,245                15,474
   Marketing, general and administrative                    48,489             32,352              110,703                71,789
   Pre-opening costs and expenses                            2,006              1,927                3,663                 3,316
   Depreciation and amortization                            18,062              5,893               35,298                11,534
                                                 -------------------   ----------------   --------------------   ------------------
       Total operating costs and expenses                  186,589            131,455              396,612               270,292
                                                 -------------------   ----------------   --------------------   ------------------

Income from operations                                      48,093             56,325               79,546               100,578
                                                 -------------------   ----------------   --------------------   ------------------

Other income (expense):
   Accretion of relinquishment liability
      discount (Note 6)                                     (9,084)            (8,958)             (18,167)              (17,916)
   Interest income                                             117                576                  240                 1,740
   Interest expense, net of capitalized
      interest (Note 5)                                    (16,143)            (4,249)             (30,792)              (10,304)
   Other income (expense), net                                 (50)                 2                  (87)                    2
                                                 -------------------   ----------------   --------------------   ------------------
       Total other income (expense)                        (25,160)           (12,629)             (48,806)              (26,478)
                                                 -------------------   ----------------   --------------------   ------------------

Income from continuing operations                           22,933             43,696               30,740                74,100

   Loss from discontinued operations                             -               (335)                   -                  (527)
                                                 -------------------   ----------------   --------------------   ------------------

Net income                                         $        22,933       $     43,361       $       30,740        $       73,573
                                                 ===================   ================   ====================   ==================

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                                  For the Six Months                For the Six Months
                                                                 Ended March 31, 2002              Ended March 31, 2001
                                                                     (unaudited)                        (unaudited)
                                                             -------------------------------  -------------------------------
                                                                 (restated - see note 7)
                                                                              Comprehensive                    Comprehensive
                                                                Capital          Income           Capital         Income
                                                             --------------  ---------------  --------------  ---------------
Retained deficit at October 1                                $   (192,177)                    $   (362,118)

Net income                                                         30,740      $   30,740           73,573      $   73,573
                                                                             ---------------                  ---------------

Distributions to Tribe                                            (16,691)                         (20,000)

                                                             --------------                   --------------
Retained deficit at March 31                                     (178,128)                        (308,545)
                                                             --------------                   --------------

Accumulated other comprehensive loss at October 1                  (1,991)                               -

Unrealized gain (loss) on derivative instruments                                      563                           (1,166)
                                                                             ---------------                  ---------------

Other comprehensive income (loss)                                     563             563           (1,166)         (1,166)
                                                             --------------  ---------------  --------------  ---------------

Comprehensive income                                                           $   31,303                       $   72,407
                                                                             ===============                  ===============
Accumulated other comprehensive loss at October 1                  (1,428)                          (1,166)
                                                             --------------                   --------------

Total capital ending balance at March 31                     $   (179,556)                    $   (309,711)
                                                             ==============                   ==============

                                                                    For the Quarter                   For the Quarter
                                                                 Ended March 31, 2002              Ended March 31, 2001
                                                                     (unaudited)                        (unaudited)
                                                             -------------------------------  -------------------------------
                                                                 (restated - see note 7)
                                                                              Comprehensive                    Comprehensive
                                                                Capital          Income           Capital         Income
                                                             --------------  ---------------  --------------  ---------------
Retained deficit at January 1                                $   (191,341)                    $   (341,906)

Net income                                                         22,933      $   22,933           43,361      $   43,361
                                                                             ---------------                  ---------------

Distributions to Tribe                                             (9,720)                         (10,000)

                                                             --------------                   --------------
Retained deficit at March 31                                     (178,128)                        (308,545)
                                                             --------------                   --------------

Accumulated other comprehensive loss at January 1                  (1,889)                            (645)

Unrealized gain (loss) on derivative instruments                                      461                             (521)
                                                                             ---------------                  ---------------

Other comprehensive income (loss)                                     461             461             (521)           (521)
                                                             --------------  ---------------  --------------  ---------------

Comprehensive income                                                           $   23,394                       $   42,840
                                                                             ===============                  ===============

Accumulated other comprehensive loss at January 1                  (1,428)                          (1,166)
                                                             --------------                   --------------

Total capital ending balance at March 31                     $   (179,556)                    $   (309,711)
                                                             ==============                   ==============

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)


                                                                      For the                            For the
                                                                  Six Months Ended                   Six Months Ended
                                                                   March 31, 2002                     March 31, 2001
                                                                    (unaudited)                        (unaudited)
                                                             -------------------------        -------------------------
                                                             (restated - see note 7)
Cash flows provided by (used in) operating activities:

Net income                                                    $               30,740           $                73,573

Adjustments to reconcile net income to
  net cash flow provided by operating activities:
    Depreciation and amortization                                             35,298                            11,534
    Loss on early extinguishment of debt                                           6                                 -
    Loss on disposition of assets                                                 80                                 -
    Provision for losses on receivables                                          459                               275
    Accretion of relinquishment liability discount                            18,167                            17,916
    Cash paid for accretion of relinquishment liability
       discount                                                              (18,041)                          (14,721)
    Change in fair value of derivative instruments                              (890)                            2,402
    Amortization of debt issuance costs                                        3,524                             2,094
Changes in operating assets and liabilities:
    Increase in receivables and other assets                                  (8,601)                          (16,547)
    Increase in accounts payable and accrued expenses                          1,582                             6,312
                                                              -------------------------        -------------------------

    Net cash flows provided by operating activities                           62,324                            82,838
                                                              -------------------------        -------------------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of change in
construction payables of $(52,288) and $47,026, respectively                (215,043)                         (232,818)
Proceeds from asset sale                                                          72                                 -
Issuance of tenant loans                                                      (1,181)                                -
Tenant loan payments                                                              35                                 -
                                                              -------------------------        -------------------------

    Net cash flows used in investing activities                             (216,117)                         (232,818)
                                                              -------------------------        -------------------------

Cash flows provided by (used in) financing activities:

Proceeds from issuance of long-term debt                                     250,000                                 -
Bank Credit Facility borrowings                                              184,000                           128,000
Bank Credit Facility payments                                               (243,000)                                -
Principal portion of relinquishment liability payments                        (6,411)                           (6,310)
Distributions to Tribe                                                       (16,691)                          (20,000)
Capitalized financing fees                                                    (6,257)                           (2,234)
Payment on capital lease obligations                                          (1,520)                           (2,719)
Increase in other long-term liabilities                                           44                                 -
                                                              -------------------------        -------------------------

    Net cash flows provided by financing activities                          160,165                            96,737
                                                              -------------------------        -------------------------
    Net (decrease) increase in cash and cash equivalents                       6,372                           (53,243)

Cash and cash equivalents at beginning of period                              74,284                           115,731
                                                              -------------------------        -------------------------

Cash and cash equivalents at end of period                    $               80,656           $                62,488
                                                              =========================        =========================

             The accompanying to financial statements should be read
                  in conjunction with the financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Authority's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 2001, filed with the Securities and Exchange Commission ("SEC").

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



                                      For the Quarter         For the         For the Six            For the Six
                                        Ended March       Quarter Ended       Months Ended          Months Ended
                                         31, 2002         March 31, 2001     March 31, 2002        March 31, 2001
                                        -----------       --------------     --------------        --------------
                                        (restated -                             (restated -
                                        see note 7)                             see note 7)
        Net income                   $        22,933    $        43,361      $       30,740      $          73,573
        Trademark amortization                   -                  859                 -                    1,718
                                     -----------------  ------------------   ----------------    -----------------
        As adjusted net income       $        22,933    $        44,220      $       30,740      $          75,291
                                     ===============    ==================   ================    =================

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). The key provision of SFAS 145 which will affect the Authority rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Authority will adopt SFAS 145 beginning on October 1, 2002. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority has not yet quantified the impact of implementing SFAS 145.


NOTE 3 - FINANCING FACILITIES:

        Financing facilities, as described below, consisted of the following (in thousands):

                                                   March 31, 2002  September 30, 2001
                                                   --------------  ------------------
        Bank Credit Facility                          $  199,000      $  258,000
        $200M 8 1/8% Senior Notes                        200,000         200,000
        $300M 8 3/4% Senior Subordinated Notes           300,000         300,000
        $150M 8 3/8% Senior Subordinated Notes           150,000         150,000
        $250M 8% Senior Subordinated Notes               250,000               -
                                                      ----------      ----------
                                                      $1,099,000      $  908,000
                                                      ==========      ==========

Bank Credit Facility

        As of March 31, 2002, the Authority had $199.0 million outstanding under a $400.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. On March 26, 2002, the Authority reduced the commitment amount on the Bank Credit Facility to $400.0 million from $500.0 million (see Third Amendment below). The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

        At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). At March 31, 2002, one-month LIBOR, was 1.88%, and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at March 31, 2002. Accrued interest on the Bank Credit Facility was $148,000 at March 31, 2002.

        Pursuant to the terms of Amendment No. 3 to the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be automatically reduced on September 30, 2002, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        On February 20, 2002, the Authority used the net proceeds from the issuance of the $250.0 million 8% Senior Subordinated Notes to repay a portion of the outstanding balance under the Bank Credit Facility.

Recent Amendments to the Bank Credit Facility

        During the quarter ended March 31, 2002, the Authority received the requisite consent of its lenders for two amendments. On February 8, 2002, the Authority received the requisite consent of its lenders for Amendment No. 2 to its Bank Credit Facility. The amendment revised several of the restrictive covenants governing the Authority's activities and finances. On March 26, 2002, the Authority received the requisite consent of its lenders' for Amendment No. 3 to its Bank Credit Facility. The amendment reduced the lenders' commitment from $500.0 million to $400.0 million effective March 26, 2002, and changed the first scheduled commitment reduction date to September 30, 2002 from March 31, 2002. The amount of each reduction on the last day of each fiscal quarter must equal 10% of the commitment as in effect immediately prior to the first such reduction. For more information regarding the amendments to the Bank Credit Facility, see the Authority's Current Reports on Form 8-K filed on February 12, 2002 and March 26, 2002, respectively.

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

        The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), designated all derivative instruments as cash flow hedging instruments and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap and interest rate swap listed below were deemed to be effective at March 31, 2002. The interest rate collar listed below was deemed to be ineffective at March 31, 2002.

        Derivative instruments held by the Authority at March 31, 2002 are as follows:

                                                    Notional                    Estimated
                                                     Value          Cost       Fair Value
                                                  ------------     ------      -----------
          Interest Rate Cap
            Strike Rate - 8%                      $ 69,883,000    $410,000    $     1,300
          Interest Rate Collar
            Ceiling Strike Rate - 8%
            Floor Strike Rate - 6%                  79,063,800     295,000     (2,383,757)
          Interest Rate Swap
            Pay fixed - 6.35%
            Receive Variable                        39,531,900     221,000     (1,314,262)
                                                  ------------    --------    ------------
                          Total                   $188,478,700    $926,000    $(3,696,719)
                                                  ============    ========    ============


        All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.88% on March 31, 2002.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

          In November 2000, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As result of the modifications, the interest rate collar was deemed to be a net written option that did not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from accumulated other comprehensive loss to earnings as interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at March 31, 2002.

        The aggregate fair market value change in all derivative instruments was $1.2 million and $1.4 million for the three and six months ended March 31, 2002, respectively. In accordance with SFAS 133, the Authority recorded an unrealized gain of $461,000 and $563,000 related to the derivative instruments as a component of other comprehensive loss in the accompanying balance sheets and recorded a gain of $811,000 and $890,000 as interest expense in the accompanying statements of income for the three and six months ended March 31, 2002, respectively. As of March 31, 2002 and 2001, the fair market of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets.

Senior Notes

        On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing, and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2002, accrued interest on the Senior Notes was $4.1 million.

1999 Senior Subordinated Notes

        On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2002, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

Letters of Credit

        The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2002. The Authority also has a $550,000 letter of credit that expires in April 2003. The Authority is currently negotiating a reduction in the required amounts covered by letters of credit. The $550,000 letter of credit was reduced from $1,000,000 on April 13, 2001. As of March 31, 2002, no amounts were drawn on the letters of credit.

NOTE 4 - RELATED PARTY TRANSACTIONS:

        The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2002 and 2001, expenses associated with these services were $1.2 million and $2.7 million, respectively, and $4.1 million and $5.5 million for the six months ended March 31, 2002 and 2001, respectively. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the quarters ended March 31, 2002 and 2001, expenses related to these agreements totaled $97,000. Expenses related to these agreements totaled $194,000 and $181,000 for the six months ended March 31, 2002 and 2001, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

        During the quarter ended March 31, 2002, the Tribe received a notification from Trading Cove Associates ("TCA"), the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates obtaining $25.0 million in operating lease financing to fund a portion of the cost overrun and will increase its 2002 maintenance capital expenditures by $15.0 million to the maximum authorized spending of $35.0 million to fund the balance of the overrun out of operating cash flows. As of March 31, 2002, the Authority had spent $967.4 million, excluding capitalized interest, on Project Sunburst. The remaining $32.6 million (of which $15.0 million will be categorized as maintenance capital expenditures) is anticipated to be spent during the remainder of fiscal year 2002.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        As of March 31, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $61.2 million. Capitalized interest totaled $5.5 million and $9.6 million for the quarters ended March 31, 2002 and 2001, respectively. Capitalized interest totaled $10.1 million and $16.7 million for the six months ended March 31, 2002 and 2001, respectively.

The Mohegan Compact

        In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of
(a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the quarters ended March 31, 2002 and March 31, 2001, the Authority reflected expenses associated with the Slot Win Contribution totaling $41.2 million and $33.8 million, respectively. For the six months ended March 31, 2002 and 2001, expenses associated with the Slot Win Contribution totaled $84.2 million and $66.8 million, respectively. As of March 31, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $15.4 million.

Expansion Construction Management Agreement with Perini Building Company, Inc.

        The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of March 31, 2002, Perini had received $23.9 million of the $27.3 million fee, of which $17.9 million has been included in property and equipment, net and the remainder has been included in construction in process in the accompanying balance sheets. For the quarters ended March 31, 2002 and 2001, the Authority incurred $2.0 million and $1.5 million, respectively, related to the construction management fee. The Authority incurred $7.9 million and $3.0 million in fees for the six months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Authority owed $1.5 million to Perini related to the Construction Management Agreement.

Radio Station Guarantee

        The Authority entered into an agreement with AAA Entertainment, LLC ("AAA") to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS's annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS's annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. No payments have been made during the quarter ended March 31, 2002. Payments to AAA have totaled $61,000 for the six months ended March 31, 2002. These amounts represent the revenue shortfall from October 1, 2001 through March 31, 2002. As of March 31, 2002, amounts accrued totaled $44,000.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

        The Authority, in accordance with SFAS No. 5, "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority's risk free investment rate. At March 31, 2002, the carrying amount of the relinquishment liability was $585.7 million as compared to $592.0 million at September 30, 2001. The decrease is due to $24.5 million in relinquishment payments, partially offset by $18.2 million in accretion of relinquishment liability discount. Of the $24.5 million in relinquishment payments for the six months ended March 31, 2002, $6.4 million represents principal amounts and the remaining $18.1 million is payment for the accretion of interest. Of the $21.0 million in relinquishment payments made during the six months ended March 31, 2001, $6.3 million represents principal amounts and the remaining $14.7 million is payment for accretion of interest. This accretion resulted from the impact on the discount for the time value of money due to the passage of time. As of March 31, 2002, relinquishment payments earned but unpaid were $12.5 million.

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

        Payment of the Development Fee

        Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of March 31, 2002, the Authority had incurred $12.9 million related to the TCA development fee, of which $12.5 million had been paid. Of the $12.9 million incurred, $8.8 million had been included in property and equipment, net and the remainder has been included in construction in process in the accompanying balance sheets.

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

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

NOTE 7 - RESTATEMENT AND RECLASSIFICATIONS:

        The Authority has restated its financial statements for the quarter ended March 31, 2002 to reflect the effects of the following adjustments: (i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS 34, "Capitalization of Interest Cost," (ii) to record Project Sunburst related capital expenditures incurred in the quarter and six months ended March 31, 2002, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to March 31, 2002, (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133 and (v) to record additional interest expense relating to the amortization of additional debt issuance costs. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $2.9 million and $3.1 million for the quarter and six months ended March 31, 2002, respectively, and increasing its total assets $45.7 million as of March 31, 2002.

        In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. These reclassifications have no effect on the Authority's net income.

        The financial statements as of and for the quarter and six months ended March 31, 2002 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                             Condensed Balance Sheet
                                 (in thousands)

                                            Previously
                                             Reported                            Restatement                 Restated
                                         March 31, 2002*  Reclassifications      Adjustments              March 31, 2002
                                         ---------------  -----------------      -----------               --------------
   ASSETS
   ------

Current assets:
 Cash and cash equivalents                $    80,656                 -                                   $    80,656
 Receivables, net                              12,154            (2,521)   a,b           -                      9,633
 Due from Tribe                                     -               162     a            -                        162
 Inventories                                   12,064                 -                  -                     12,064
 Other current assets                          16,196             2,359    b             -                     18,555
                                          -----------       -----------         ----------                -----------
   Total current assets                   $   121,070       $         -         $        -                $   121,070

Non-current assets:
 Property and equipment, net                1,044,552                 -             45,470  f.4,g.1         1,090,022
 Construction in process                      340,244                 -              1,059  g.2,h.4           341,303
 Trademark, net                               119,692                 -                  -                    119,692
 Other assets, net                             29,131                 -               (826) i                  28,305
                                          -----------       -----------         ----------                -----------
   Total assets                           $ 1,654,689       $         -         $   45,703                $ 1,700,392
                                          ===========       ===========         ==========                ===========

   LIABILITIES AND CAPITAL
   -----------------------

Current liabilities:
 Current portion of relinquishment
   liability                                   69,207       $       964     d            -                     70,171
 Accounts payable and accrued
   expenses                                    73,782            (1,670)    e            -                     72,112
 Construction payables                         70,306             1,670     e       31,233  g                 103,209
 Accrued interest payable                      16,080                 -                  -                     16,080
                                          -----------       -----------         ----------                -----------
   Total current liabilities                  229,375               964             31,233                    261,572

Non-current liabilities:
 Long-term debt                             1,099,000                 -                  -                  1,099,000
 Relinquishment liability, net of
   current portion                            516,516              (964)    d            -                    515,552
 Other long-term liabilities                    3,824                 -                  -                      3,824
                                          -----------       -----------         ----------                -----------
   Total liabilities                      $ 1,848,715                 -         $   31,233                $ 1,879,948
                                          -----------       -----------         ----------                -----------
Capital:
 Retained deficit                            (190,357)                -             12,229  f.4,h.4,i,j.4    (178,128)
 Accumulated other comprehensive
   loss                                        (3,669)                -              2,241  j.4                (1,428)
                                          -----------       -----------         ----------                -----------
   Total capital                            (194,026)                -             14,470                   (179,556)
                                          -----------       -----------         ----------                -----------
   Total liabilities and capital          $ 1,654,689       $         -         $   45,703                $ 1,700,392
                                          ===========       ===========         ==========                ===========

* Previously reported in Form 10-Q filed by the Authority on May 9, 2002. See page 19 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statements of Income
                                 (in thousands)

                                                 Previously
                                                  Reported                                                       Restated
                                                  For the                                                         For the
                                               Quarter Ended                          Restatement              Quarter Ended
                                              March 31, 2002*  Reclassifications      Adjustments              March 31, 2002
                                              ---------------  -----------------      -----------              --------------
Revenues:
Net revenues                                     $  234,682        $        -          $       -                  $  234,682
                                                 ----------        ----------          ---------                  ----------
Operating costs and expenses:
 Gaming                                             119,725           (18,529)   k             -                     101,196
 Food and beverage                                   10,131            (1,034)   k             -                       9,097
 Retail, entertainment and other                      5,818             1,921    k             -                       7,739
 Marketing, general and administrative               30,847            17,642    k             -                      48,489
 Pre-opening costs and expenses                       2,006                 -                  -                       2,006
 Depreciation and amortization                       20,013            (1,417)   l.1        (534)   f.1               18,062
                                                 ----------        ----------          ---------                  ----------
   Total operating costs and expenses               188,540            (1,417)              (534)                    186,589
                                                 ----------        ----------          ---------                  ----------
 Income from operations                              46,142             1,417                534                      48,093
                                                 ----------        ----------          ---------                  ----------
Other income (expense):
 Accretion of relinquishment liability
   discount                                          (9,084)                -                                         (9,084)
 Interest income                                        117                 -                                            117
 Interest expense, net of capitalized
   interest                                         (17,147)           (1,417)   l.1       2,421    h.1,i,j.1,m.1    (16,143)
 Other expense, net                                     (50)                -                  -                         (50)
 Change in fair value of derivative
   instruments                                           11                 -                (11)   m.1                    -
                                                 ----------        ----------          ---------                  ----------
   Total other income (expense)                     (26,153)           (1,417)             2,410                     (25,160)
                                                 ----------        ----------          ---------                  ----------

Net income                                       $   19,989        $        -          $   2,944                  $   22,933
                                                 ==========        ==========          =========                  ==========

* Previously reported in Form 10-Q filed by the Authority on May 9, 2002. See page 19 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                          Condensed Statements of Income
                                 (in thousands)


                                                  Previously
                                                   Reported                                                            Restated
                                                    For the                                                             For the
                                               Six Months Ended                           Restatement              Six Months Ended
                                                March 31, 2002*    Reclassifications      Adjustments               March 31, 2002
                                                ---------------    -----------------      -----------               --------------
   Net revenues                                  $  476,158          $        -           $      -                    $  476,158
                                                 -----------         -----------          --------                    ----------

   Operating costs and expenses:
      Gaming                                        253,015             (45,326)     k           -                       207,689
      Food and beverage                              21,222              (2,209)     k           -                        19,013
      Retail, entertainment and other                14,728               5,517      k           -                        20,245
      Marketing, general and administrative          68,685              42,018      k           -                       110,703
      Pre-opening costs and expenses                  3,663                   -                  -                         3,663
      Depreciation and amortization                  37,276              (2,698)     l.2       720  f.2                   35,298
                                                 ----------          -----------          --------                    ----------
        Total operating costs and expenses          398,589              (2,698)               720                       396,611
                                                 ----------          -----------          --------                    ----------

      Income from operations                         77,569               2,698               (720)                       79,547
                                                 ----------          -----------          --------                    ----------

   Other income (expense):
      Accretion of relinquishment liability
        discount                                    (18,167)                  -                  -                       (18,167)
      Interest income                                   240                   -                  -                           240
      Interest expense, net of capitalized
        interest                                    (31,946)             (2,698)     l.2     3,851  h.2,i,j.2,m.2        (30,793)
      Other expense, net                                (87)                  -                  -                           (87)
      Change in fair value of derivative
        instruments                                      (5)                  -                  5  m.2                        -
                                                 ----------          -----------          --------                    ----------
        Total other income (expense)                (49,965)             (2,698)             3,856                       (48,807)
                                                 ----------          -----------          --------                    ----------
   Net income                                    $   27,604          $        -           $  3,136                    $   30,740
                                                 ==========          ===========          ========                    ==========

   * Previously reported in Form 10-Q filed by the Authority on May 9, 2002. See page 19 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)


                                              Previously
                                               Reported
                                               For the
                                              Six Months                                                      Restated For the
                                                Ended                                                         Six Month Ended
                                           March 31, 2002*            Restatement Adjustments                  March 31, 2002
                                    -----------------------------   ---------------------------         ----------------------------
                                                    Comprehensive                 Comprehensive                        Comprehensive
                                       Capital         Income         Capital        Income                Capital        Income
                                    --------------  -------------   -----------   -------------         -------------  -------------
Retained deficit at October 1        $(201,270)                     $  9,093               f.3,h.3,j.3    $(192,177)


Net income                              27,604       $  27,604         3,136      $ 3,136  f.2,h.2,i,j.2     30,740     $    30,740
                                     ----------                     ---------                                           -----------
Distributions to Tribe                 (16,691)                            -                                (16,691)
                                     ----------                     ---------                            -----------
Retained deficit at March 31         $(190,357)                       12,229                               (178,128)
                                     ----------                     ---------                            -----------
Accumulated other comprehensive
   income (loss) at October 1           (5,127)                        3,136 j.3                             (1,991)

Unrealized gain (loss) on
   derivative instruments                    -           1,458          (895)        (895) j.2                    -             563
                                                     ---------                    --------                              -----------
Other comprehensive income (loss)        1,458           1,458          (895)        (895)                      563             563
                                     ----------      ---------      ---------     --------               -----------    -----------
Comprehensive income                                 $  29,062                    $ 2,241                               $    31,303
                                                     =========                    ========                              ===========
Accumulated other comprehensive
   income (loss) at March 31            (3,669)                        2,241                                 (1,428)
                                     ----------                     ---------                            -----------
Total capital ending balance at
 March 31                            $(194,026)                     $ 14,470                             $ (179,556)
                                     ==========                     =========                            ===========

* Previously reported in Form 10-Q filed by the Authority on May 9, 2002. See page 19 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                        MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                 Previously
                                                  Reported
                                                   For the                                                          Restated For the
                                              Six Months Ended                          Restatement                 Six Months Ended
                                               March 31, 2002*  Reclassifications       Adjustments                  March 31, 2002
                                              ----------------  -----------------      -------------                ----------------
Cash flows provided by (used in) operating
  activities:

Net income                                      $     27,604         $        -         $     3,136   f.2,h.2,i,j.2   $     30,740

Adjustments to reconcile net income to net
  cash flow provided by operating
  activities:
   Depreciation and amortization                      37,276             (2,698)  1.2           720   f.2                   35,298
   Loss on early extinguishment of debt                    6                  -                   -                              6
   Loss on disposition of assets                          80                  -                   -                             80
   Provision for losses on receivables                   459                  -                   -                            459
   Accretion of relinquishment liability
     discount                                         18,167                  -                   -                         18,167
   Cash paid for accretion of relinquishment
     liability discount                              (18,041)                 -                   -                        (18,041)
   Change in fair value of derivative
     instruments                                           5                  -                (895)  j.2                     (890)
   Amortization of debt issuance costs                     -              2,698   1.2           826   i                      3,524
Changes in operating assets and liabilities:
   Increase in receivables and other assets          (10,391)             1,790   n,o             -                         (8,601)
   Increase in accounts payable and accrued
     expenses                                          3,252             (1,670)  e               -                          1,582
                                              ----------------  -----------------      --------------               ----------------

   Net cash flows provided by operating
     activities                                       58,417                120               3,787                         62,324
                                              ----------------  -----------------      --------------               ----------------

Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of
  change in construction payables                   (144,229)           (67,027)  c,e,n      (3,787)  h.2                 (215,043)
Increase in construction in process, net             (68,053)            68,053   c               -                              -
Proceeds from asset sale                                  72                  -                   -                             72
Issuance of tenant loans                                   -             (1,181)  o               -                         (1,181)
Tenant loan payments                                       -                 35   o               -                             35
                                              ----------------  -----------------      --------------               ----------------

   Net cash flows used in investing
     activities                                     (212,210)              (120)             (3,787)                      (216,117)
                                              ----------------  -----------------      --------------               ----------------

Cash flows provided by (used in) financing activities:

Proceeds from issuance of long-term debt             250,000                  -                   -                        250,000
Bank Credit Facility borrowings                      184,000                  -                   -                        184,000
Payment on Bank Credit Facility                     (243,000)                 -                   -                       (243,000)
Principal portion of relinquishment
  liability payments                                  (6,411)                 -                   -                         (6,411)
Distributions to Tribe                               (16,691)                 -                   -                        (16,691)
Capitalized financing fees                            (6,257)                 -                   -                         (6,257)
Payment on capital lease obligations                  (1,520)                 -                   -                         (1,520)
Increase in other long-term liabilities                   44                  -                   -                             44
                                              ----------------  -----------------      --------------               ----------------

   Net cash flows provided by financing
     activities                                      160,165                  -                   -                        160,165
                                              ----------------  -----------------      --------------               ----------------

   Net increase in cash and cash equivalents           6,372                                                                 6,372

Cash and cash equivalents at beginning of
  period                                              74,284                  -                   -                         74,284
                                              ----------------  -----------------      --------------               ----------------

Cash and cash equivalents at end of period      $     80,656         $        -         $         -                   $     80,656
                                              ================  =================      ==============               ================

* Previously reported in Form 10-Q filed by the Authority on May 9, 2002.

See page 19 of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Restatement Adjustment footnotes (in thousands):


a. Reclassified an amount due from Tribe of $162 from receivables, net to Due from Tribe.
b. Reclassified an amount pertaining to the Deferred Compensation Plan of $2,359 from receivables, net to other current assets.
c. Reclassified increase in construction in process, net to purchase of property and equipment, net of change in construction payables.
d. Reclassified long-term relinquishment liability of $964 to current portion of relinquishment liability.
e. Reclassified $1,670 from accounts payable and accrued expenses to construction payables.
f. Recorded depreciation on additional Project Sunburst and utilities facility costs placed into service:
     1.   ($534) for the quarter ended March 31, 2002.
     2.   $720 for the six months ended March 31, 2002.
     3.   $1,078 for the year ended September 30, 2001.
     4.   $1,798 for the period from October 1, 2000 through March 31, 2002.
g. Recorded an adjustment to accruals for construction payables of $31,231 pertaining to Project Sunburst for work completed by March 31, 2002, but paid subsequent to March 31, 2002:
     1.   $47,269 to Property and equipment, net
     2.   ($16,038) to Construction in process
h.   Recorded additional capitalized interest pertaining to Project Sunburst:
     1.   $2,436 for the quarter ended March 31, 2002.
     2    $3,788 for the six months ended March 31, 2002.
     3.   $13,307 for the year ended September 30, 2001.
     4.   $17,097 for the period from October 1, 2000 through March 31, 2002.
i. Recorded additional interest expense of $826 pertaining to the amortization of additional debt issuance costs as a result of reducing the Bank Credit Facility commitment from $500.0 million to $400.0 million.
j.   In accordance with SFAS 133, recorded amounts related to unrealized loss (gain) on derivative instruments to other comprehensive loss:
     1.   ($800) for the quarter ended March 31, 2002.
     2    ($895) for the six months ended March 31, 2002.
     3.   $3,136 for the year ended September 30, 2001.
     4.   $2,241 for the period from October 1, 2000 through March 31, 2002.
k. Reclassified expenditures from food and beverage and gaming to marketing, general and administrative, retail, entertainment and other.
l. Reclassified amortization of debt issuance costs from depreciation and amortization to interest expense.
     1.   $1,417 for the quarter ended March 31, 2002.
     2.   $2,698 for the six months ended March 31, 2002.
m. Reclassified change in fair value of derivative instruments to interest expense, net of capitalized interest:
     1.   ($11) for the quarter ended March 31, 2002.
     2.   $5 for the six months ended March 31, 2002.
n. Reclassified $644 from change in receivables and other assets to change in construction in process.
o. Reclassified issuance of tenant loans of $1,146, net of payments of $35, from other assets to issuance of tenant loans and tenant loan payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Authority's financial statements and the related notes beginning on page 1 of this Form 10-Q/A which has been updated to reflect the restatements and reclassifications more fully described in Note 7 to the Authority's financial statements.

Forward Looking Statements

        Some information included in this Amended Quarterly Report and other materials filed by the Authority with the Securities and Exchange Commission ("SEC") contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that could affect the Authority's financial results are included in the Authority's Annual Reports on Forms 10-K and 10-K/A for the fiscal year ended September 30, 2001, as well as the Authority's other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q/A are made only as of the date of this report. The Authority does not have and the Authority does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Authority cannot assure you that projected results or events will be achieved.

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

        Mohegan Sun

        In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe's reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The Authority is currently engaged in a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, including increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002, with substantial completion of construction expected to occur in June 2002.

        Mohegan Sun operates in an approximately 1.9 million square foot facility which, at March 31, 2002, includes the following two casinos:

        Casino of the Earth. The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

        . approximately 3,655 slot machines, 158 table games (including blackjack, roulette, craps, and baccarat) and 42 poker tables;

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

        Casino of the Sky. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

        . approximately 2,564 slot machines and 82 table games (including blackjack, roulette, craps, and baccarat);

        . food and beverage amenities, including two full-service restaurants, three quick-service restaurants, a 350-seat buffet and four lounges operated by Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,200 restaurant seats;

        .    the Mohegan Sun Arena with seating for up to 10,000;

        .    a 300-seat cabaret;

        .    a child care facility and an arcade-style recreation area;

        . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority.

        As of March 31, 2002, Mohegan Sun has parking spaces for approximately 10,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

        Additional Mohegan Sun Enhancements

        In addition to Project Sunburst, the Authority has scheduled the following capital improvements to the Mohegan Sun facility:

        Parking Garages. The Indian Summer Garage will provide approximately 2,700 additional parking spaces and currently is being constructed. The approved budget for the construction of the Indian Summer Garage is $65.0 million. Construction began on the Indian Summer Garage in July 2001, and the Authority anticipates that the project will be completed in June 2002. A second parking garage, the Thames Garage, which provides approximately 1,700 additional parking spaces is expected to be completed in April 2002 at an estimated cost of $25.0 million.

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

        The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                      For the Quarter         For the Six Months
                                                      Ended March 31,           ended March 31,
                                                      ---------------           ---------------
                                                    2002         2001         2002         2001
                                                  --------     --------     --------     --------
        Gaming .................................        89%          89%          88%          88%
        Food and beverage ......................         6%           5%           6%           5%
        Retail, entertainment and other ........         5%           6%           6%           7%
                                                  --------     --------     --------     --------
             Total                                     100%         100%         100%         100%
                                                  ========     ========     ========     ========


        Slot win. Gross slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot win to arrive at net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor and the Authority remits a weekly payment to the vendor, which is deducted from gross slot win.

        Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, retail, entertainment events and other are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at third party tenant outlets at the Shops at Mohegan Sun and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to gaming costs in the following amounts (in thousands):

                                           For the     For the     For the     For the
                                           Quarter     Quarter   Six Months   Six Months
                                            Ended       Ended       Ended       Ended
                                          March 31,   March 31,   March 31,    March 31,
                                            2002        2001        2002         2001
                                          --------    --------   ---------   -----------
        Food and Beverage                 $  6,658    $  5,947    $ 14,622     $ 12,314
        Retail, entertainment and other      5,623       6,304      11,777       13,740
                                          --------    --------    --------     --------
        Total                             $ 12,281    $ 12,251    $ 26,399     $ 26,054
                                          ========    ========    ========     ========

        Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, Mohegan Sun managed retail shops, and the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

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

        EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, discontinued operations and other non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                      For the          For the         For the          For the
                                                      Quarter          Quarter       Six Months       Six Months
                                                       Ended            Ended           Ended            Ended
                                                     March 31,        March 31,       March 31,        March 31,
                                                       2002              2001           2002              2001
                                                  ---------------     ---------    ---------------   --------------
                                                  (restated - see                   (restated - see
                                                   note 7 to the                     note 7 to the
                                                    Authority's                        Authority'
                                                     financial                         financial
                                                    statements)                       statements)
           EBITDA
           Net income                                 $ 22,933         $ 43,361       $  30,740         $  73,573
           Add back:
           Interest expense, net of capitalized
              interest                                  16,143            4,249          30,792            10,304
           Interest income                                (117)            (576)           (240)           (1,740)
           Income taxes                                      -                -               -                 -
           Depreciation and amortization                18,062            5,893          35,298            11,534
                                                      --------         --------       ---------         ---------
           EBITDA                                     $ 57,021         $ 52,927       $  96,590         $  93,671
                                                      --------         --------       ---------         ---------
           EBITDA Margin                                  24.3%            28.2%           20.3%             25.3%

           Adjustments to EBITDA to
              reconcile to Adjusted EBITDA
           Pre-opening costs and expenses             $  2,006         $  1,927       $   3,663         $   3,316
           Accretion of relinquishment liability
              discount                                   9,084            8,958          18,167            17,916
           Other non-operating expense (income)             50               (2)             87                (2)
           Discontinued operations                           -              335               -               527
                                                      --------         --------       ---------         ---------
           Adjusted EBITDA                            $ 68,161         $ 64,145       $ 118,507         $ 115,428
                                                      ========         ========       =========         =========
           Adjusted EBITDA Margin                         29.0%            34.2%           24.9%             31.1%

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

        Adjusted EBITDA for the quarter ended March 31, 2002 increased by $4.0 million, or 6.3%, to $68.2 million from $64.1 million for the quarter ended March 31, 2001. Mohegan Sun achieved a 29.0% Adjusted EBITDA margin for the quarter ended March 31, 2002 compared to a 34.2% Adjusted EBITDA margin for the quarter ended March 31, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses increasing at a greater rate than revenues. The Authority expects revenues to increase and operating expenses to decrease as a percentage of revenues as the facility matures and as the remaining Project Sunburst amenities are opened. However, the Authority relies heavily on drive-in traffic and the current parking infrastructure is not sufficient to accommodate peak crowds. The Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods will be limited until the parking enhancements provided by the Thames Garage and the Indian Summer Garage are fully completed in April and June 2002, respectively. Accordingly, operating revenues and margins are expected to be negatively impacted until the fourth quarter of 2002. See "Overview - Additional Mohegan Sun Enhancements - Parking Garages" and "Liquidity, Capital Resources and Capital Spending - Capital Expenditures" for a discussion of parking enhancements.

        The Connecticut slot market grew at a rate of 13.4% for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The State of Connecticut reported a gross slot win of $359.7 million and $317.2 million for the quarters ended March 31, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 21.8% in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 due to expanded capacity as described below. Gross slot revenues were $164.8 million and $135.2 million for the quarters ended March 31, 2002 and 2001, respectively. Gross slot win per unit per day was $295 and $496 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,030 in the quarter ended March 31, 2001 to approximately 6,199 in the quarter ended March 31, 2002. The increase in weighted average slot machines is attributable primarily to the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue, which combined added a total of approximately 3,200 slot machines to Mohegan Sun.

        Gaming revenues for the quarter ended March 31, 2002 increased by $40.6 million, or 22.5%, to $221.3 million from $180.6 million for the quarter ended March 31, 2001. This increase is due to a 20.1% growth in net slot machine revenues and a 30.4% increase in table game revenues as a result of the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue.

        Food and beverage revenues for the quarter ended March 31, 2002 increased by $3.9 million, or 35.4%, to $14.9 million from $11.0 million for the quarter ended March 31, 2001. This increase is attributable principally to a 29.4% increase in meals served for the quarter ended March 31, 2002, as compared to the same period in the prior year and a higher average sale per check. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's, Rain and Tuscany.

     Retail, entertainment and other revenues increased by $962,000, or 8.0%, to $12.9 million for the quarter ended March 31, 2002 from $12.0 million for the same period in the prior year. Entertainment revenue increased primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. Additional increases are attributable to an increase in other revenue associated with the rental income earned from third party retail tenants in the Shops at Mohegan Sun. The increase is partially offset by a decrease in retail revenues due to a shift in patronage from Mohegan Sun operated retail outlets, including the Mohegan Sun Citgo, to the third party retail tenants in the Shops at Mohegan Sun.

        Promotional allowances for the quarter ended March 31, 2002 decreased by $1.4 million, or 8.7%, to $14.5 million from $15.8 million for the quarter ended March 31, 2001. The decrease in retail and gas complimentaries is due to the shift in patronage from Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center, to the third party retail tenants in the Shops at Mohegan Sun. The expenses related to the Shops at Mohegan Sun are included in gaming expenses. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at third party tenants in the shops at Mohegan Sun.

        Total operating costs and expenses for the quarter ended March 31, 2002 increased by $55.1 million, or 41.9%, to $186.6 million from $131.4 million for the quarter ended March 31, 2001. The majority of the increase is attributable to additional operating costs and expenses associated with the opening of Project Sunburst, and $12.2 million of the increase is the result of an increase in depreciation and amortization expense due to the opening of the Casino of the Sky.

        Gaming costs and expenses for the quarter ended March 31, 2002 increased by $23.4 million, or 30.1%, to $101.2 million from $77.8 million for the quarter ended March 31, 2001. The majority of the increase is attributable to additional labor costs associated with an approximately 90-unit increase in table games and the addition of approximately 3,200 slot machines associated with the opening of the Casino of the Sky and the Hall of the Lost Tribes. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $41.2 million and $33.8 million, respectively, for the quarters ended March 31, 2002 and 2001. Also, the point redemption by Mohegan Sun Player's Club patrons in the third party retail tenant restaurants and in the Shops at Mohegan Sun resulted in an increase in Mohegan Sun's gaming expenses for the quarter ended March 31, 2002. Gaming costs and expenses as a percentage of gaming revenues were 45.7% in the quarter ended March 31, 2002 compared to 43.1% in the same period of the prior year.

        Food and beverage costs and expenses for the quarter ended March 31, 2002 increased by $3.2 million, or 53.1%, to $9.1 million from $5.9 million in expenses for the quarter ended March 31, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia's, Rain and Tuscany, the arena concessions, the Cabaret bar and Leffingwell's bar located at the base of Wombi Rock and the Sachem's Lounge. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 870,000 in the quarter ended March 31, 2001 to 1.1 million in the quarter ended March 31, 2002, a 29.4% increase. The net cost of sales for food calculated as a percentage of food revenue was 33.8% for each of the quarters ended March 31, 2002 and 2001.

        Retail, entertainment and other costs and expenses for the quarter ended March 31, 2002 increased by $168,000, or 2.2%, to $7.7 million from $7.6 million for the quarter ended March 31, 2001. This increase mainly is attributable to an increase in entertainment costs associated with events held in the Mohegan Sun Arena during the quarter ended March 31, 2002. Some of these events included the National Women's Basketball League Championships, concerts by Janet Jackson and Anne Murray, Showtime Boxing, and an Ultimate Fighting Championship. Costs associated with operating the Cabaret, an intimate 300-seat theater in the Casino of the Sky, also contributed to the increase.

        Marketing, general and administrative costs and expenses for the quarter ended March 31, 2002 increased by $16.1 million, or 49.9%, to $48.5 million from the $32.4 million for the quarter ended March 31, 2001. This increase is primarily associated with costs to operate the expanded facility, such as utilities, engineering, risk management and maintenance services, and marketing expenses targeted to promote Mohegan Sun through all major media outlets.

        Pre-opening costs and expenses associated with the April 2002 opening of the Mohegan Sun hotel were $2.0 million for the quarter ended March 31, 2002 compared to pre-opening costs and expenses (relating to the opening of the first phase of Project Sunburst) of $1.9 million for the quarter ended March 31, 2001.

        Depreciation and amortization for the quarter ended March 31, 2002 increased by $12.2 million, or 206.5%, to $18.1 million from $5.9 million for the quarter ended March 31, 2001. This increase was a result of $766.6 million of assets related to Project Sunburst, including $32.4 million of capitalized interest being placed in service.

        Income from operations for the quarter ended March 31, 2002 decreased by $8.2 million, or 14.6%, to $48.1 million from $56.3 million for the quarter ended March 31, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and increases in depreciation and amortization due to the placing in service of assets related to the first phase of Project Sunburst.

        Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended March 31, 2002 increased by $126,000, or 1.4%, to $9.1 million from $9.0 million for the quarter ended March 31, 2001. This increase is due to the Authority's quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to the present value using the Authority's current risk free rate of investment.

        Interest income for the quarter ended March 31, 2002 decreased by $459,000, or 79.7%, to $117,000 from $576,000 in income for the quarter ended March 31, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $23.8 million and $20.6 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

        Interest expense for the quarter ended March 31, 2002 increased by $11.9 million, or 279.9%, to $16.1 million from $4.2 million in expense for the quarter ended March 31, 2001. Included in interest expense for the quarter ended March 31, 2002 is a net gain of $811,000 due to the change in the fair value of the Authority's derivative instruments. For the quarter ended March 31, 2001, a net loss of $906,000 was recorded. This increase in interest expense mainly is attributable to higher average debt outstanding and a decrease in the amount of capitalized interest due to the placing in service of assets related to the first phase of Project Sunburst. The weighted average outstanding debt was $1.1 billion for the quarter ended March 31, 2002, compared to $595.9 million for the quarter ended March 31, 2001. Capitalized interest was $5.5 million for the quarter ended March 31, 2002 compared to $9.6 million for the same period in the prior year. The weighted average interest rate for the quarter ended March 31, 2002 was 7.4%, compared to 8.2% for the quarter ended March 31, 2001.

        Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue totaled $335,000 for the quarter ended March 31, 2001. There was no loss from discontinued operations for the quarter ended March 31, 2002.

        Net income for the quarter ended March 31, 2002 decreased by $20.4 million, or 47.1%, to $22.9 million from $43.4 million for the quarter ended March 31, 2001. The decrease in net income primarily is due to the decrease in operating income as more fully described above and an increase in interest expense. The increase in interest expense is mainly attributable to higher average debt outstanding due to the completion of the first phase of Project Sunburst in September 2001. The weighted average outstanding debt was $1.1 billion for the quarter ended March 31, 2002, compared to $595.9 million for the quarter ended March 31, 2001.

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

        Adjusted EBITDA for the six months ended March 31, 2002 increased by $3.1 million, or 2.7%, to $118.5 million from $115.4 million for the six months ended March 31, 2001. Mohegan Sun achieved a 24.9% Adjusted EBITDA margin for the six months ended March 31, 2002 compared to a 31.1% adjusted EBITDA margin for the six months ended March 31, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses increasing at a greater rate than revenues. Additionally, the unfavorable variance can be attributed to the national recession and the tragic events of September 11, 2001. The Authority expects revenues to increase and operating expenses to decrease as a percentage of revenues as the facility matures and as the remaining amenities are opened. However, the Authority relies heavily on drive-in traffic and the current parking infrastructure is not sufficient to accommodate peak crowds. The Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods will be limited until the parking enhancements provided by the Thames Garage and the Indian Summer Garage are fully completed in April and June 2002, respectively. Accordingly, operating revenues and margins are expected to be negatively impacted until the fourth quarter of 2002. See

"Overview-Additional Mohegan Sun Enhancements-Parking Garages" and "Liquidity, Capital Resources and Capital Spending-Capital Expenditures" for a discussion of parking enhancements.

         The Connecticut slot market grew at a rate of 14.5% for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. The State of Connecticut reported a gross slot win of $717.9 million and $626.8 million for the six months ended March 31, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 26.0% in the six months ended March 31, 2002 over the six months ended March 31, 2001 due to expanded capacity as described below. Mohegan Sun gross slot revenues were $336.6 million and $267.2 million for the six months ended March 31, 2002 and 2001, respectively. Gross slot win per unit per day was $298 and $484 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines year over year from approximately 3,032 in the six months ended March 31, 2001 to approximately 6,209, in the six months ended March 31, 2002. The increase in weighted average slot machines primarily is attributable to the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue, which combined added a total of approximately 3,200 slot machines to Mohegan Sun.

         Gaming revenues for the six months ended March 31, 2002 increased by $92.6 million, or 26.0%, to $448.1 million from $355.6 million for the six months ended March 31, 2001. This increase is due to a 25.1% growth in net slot machine revenues and a 30.2% increase in table game revenues as a result of the opening of the Casino of the Sky and the Hall of the Lost Tribes smoke-free slot machine venue.

         Food and beverage revenues for the six months ended March 31, 2002 increased by $10.3 million, or 47.2%, to $32.0 million from $21.8 million for the six months ended March 31, 2001. This increase in food and beverage revenues is attributable principally to a 34.1% increase in meals served for the six months ended March 31, 2002, as compared to the same period in the prior year and a higher average sale per check. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's, Rain and Tuscany.

         Retail, entertainment and other revenues for the six months ended March 31, 2002 decreased by $988,000, or 3.5%, to $27.6 million from $28.6 million for the six months ended March 31, 2001. Retail revenue decreased $4.3 million due to a shift in patronage from Mohegan Sun operated outlets, including the Mohegan Sun Citgo, to the tird party retail tenants in the Shops at Mohegan Sun. The decrease was partially offset by an increase of $3.5 million in entertainment and other revenue due to the opening of the Mohegan Sun Arena on September 25, 2001 and the rental income earned from third party retail tenants in the Shops at Mohegan Sun.

         Promotional allowances for the six months ended March 31, 2002 decreased by $3.4 million, or 9.8%, to $31.6 million from $35.0 million for the six months ended March 31, 2001. The decrease is attributable to the shift in patronage from Mohegan Sun managed retail outlets to the third party retail tenants in the Shops at Mohegan Sun. The expenses related to the Shops at Mohegan Sun are included gaming expenses. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at these third party tenants in the Shops at Mohegan Sun.

         Total operating costs and expenses for the six months ended March 31, 2002 increased by $126.3 million, or 46.7%, to $396.6 million from $270.3 million during the six months ended March 31, 2001. The majority of the increase is attributable to additional operating costs associated with the opening of Project Sunburst and $23.8 million of the increase is the result of an increase in depreciation and amortization expense due to the opening of the Casino of the Sky.

         Gaming costs and expenses for the six months ended March 31, 2002 increased by $51.5 million, or 33.0%, to $207.7 million from $156.2 million for the six months ended March 31, 2001. The majority of the increase is attributable to additional labor costs associated with an approximately 90-unit increase in table games and the addition of approximately 3,200 slot machines associated with the opening of the first phase of Project Sunburst and the Hall of the Lost Tribes. The point redemption by Mohegan Sun Player's Club patrons in the tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun's gaming expenses for the six months ended March 31, 2002. Gaming costs and expenses as a percentage of gaming revenues were 46.3% in the six months ended March 31, 2002 compared to 43.9% in the same period of the prior year.

         Food and beverage costs and expenses for the six months ended March 31, 2002 increased by $7.0 million, or 58.2%, to $19.0 million from $12.0 million for the six months ended March 31, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses due to the September 25, 2001 opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia's, Rain and Tuscany, the arena concessions, the Cabaret bar and Leffingwell's bar located on the at the base of Wombi Rock and the Sachems lounge. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 1.8 million in the six months ended March 31, 2001 to 2.4 million in the six months ended March 31, 2002, a 34.1% increase. The net cost of sales for food as calculated as a percentage of food revenue decreased to 34.9% in the six months ended March 31, 2002 from 35.3% in the six months ended March 31, 2001.

         Retail, entertainment and other costs and expenses for the six months ended March 31, 2002 increased by $4.8 million, or 30.8%, to $20.2 million from $15.5 million for the six months ended March 31, 2001. This increase mainly is attributle to an increase in entertainment costs associated with events held in the Mohegan Sun Arena in the six months ended March 31, 2002. The first event held in the Mohegan Sun Arena on October 26, 2001 was a pre-season NBA basketball game with Michael Jordan and the Washington Wizards. Additional events included the National Women's Basketball League Championships, concerts with Janet Jackson, Tim McGraw, Gloria Estefan, Aerosmith, Julio Iglesias, Toby Keith, Bob Dylan and Anne Murray, Polkapalooza, Showtime Boxing, an exhibition tennis match with Martina Navritolova and Monica Seles and ESPN Bowling. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett, Betty Buckley, Shirley Jones and Jack Jones, to comics, such as Phyllis Diller, Nell Carter and the Amazing Kreskin.

         Marketing, general and administrative costs and expenses for the six months ended March 31, 2002 increased by $38.9 million, or 54.2%, to $110.7 million from the $71.8 million for the six months ended March 31, 2001. This increase is associated primarily with costs to operate the expanded facility such as utilities, engineering, risk management and maintenance services and marketing expenses targeted to promote Mohegan Sun through all major media outlets.

         Pre-opening costs and expenses associated with the April 23, 2002 partial opening of the Mohegan Sun hotel were $3.7 million for the six months ended March 31, 2002 compared to pre-opening costs and expenses (relating to the opening of the first phase of Project Sunburst) of $3.3 million for the six months ended March 31, 2001.

         Depreciation and amortization for the six months ended March 31, 2002 increased by $23.8 million, or 206.0%, to $35.3 million for the six months ended March 31, 2002 from $11.5 million for the six months ended March 31, 2001. This increase was a result of $766.6 million of assets related to Project Sunburst, including $32.4 million of capitalized interest, being placed in service.

         Income from operations for the six months ended March 31, 2002 decreased by $21.0 million, or 20.9%, to $79.5 million from $100.6 million for the six months ended March 31, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and depreciation and amortization due to the placing in service of assets related to the first phase of Project Sunburst. Additionally, the unfavorable variance can be attributed to the impact of the economic slowdown and the tragic events of September 11, 2001.

         Accretion of the discount associated with the relinquishment liability reassessment for the six months ended March 31, 2002 increased by $251,000, or 1.4%, to $18.2 million from $17.9 million for the same period in the prior year. This increase is due to the Authority's quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to the present value using the Authority's current risk free rate of investment.

         Interest income for the six months ended March 31, 2002 decreased by $1.5 million, or 86.2%, to $240,000 from $1.7 million for the six months ended March 31, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in the return on the invested assets. The weighted average invested cash was $18.2 million and $21.3 million for the six months ended March 31, 2002 and March 31, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

         Interest expense for the six months ended March 31, 2002 increased $20.5 million, or 198.8%, to $30.8 million from $10.3 million for the six months ended March 31, 2001. Included in interest expense for the six months ended March 31, 2002 is a net gain of $890,000 due to the change in the fair value of its derivative instruments. For the six months ended March 31, 2001, a net loss of $2.4 million was recorded. This increase in interest expense is attributable mainly to higher average debt outstanding and a decrease in the amount of capitalized interest due to the placing in service of assets related to the first phase of Project Sunburst. The weighted average outstanding debt was $1.0 billion for the six months ended March 31, 2002, compared to $550.3 million for the six months ended March 31, 2001. Capitalized interest was $10.1 million for the six months ended March 31, 2002 compared to $16.7 million for the same period in the prior year. The weighted average interest rate for the six months ended March 31, 2002 was 7.27%, compared to 8.31% for the six months ended March 31, 2001.

         Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue totaled $527,000 for the six months ended March 31, 2001. There was no loss from discontinued operations for the six months ended March 31, 2002.

         Net income for the six months ended March 31, 2002 decreased by $42.8 million, or 58.2%, to $30.7 million from $73.6 million for the same period in the prior year. The decrease in net income primarily is due to the decrease in operating income as described more fully above and an increase in interest expense. The increase in interest expense is attributable mainly to higher average debt outstanding due to the completion of the first phase of Project Sunburst in September 2001. The weighted average outstanding debt was $1.0 billion for the six months ended March 31, 2002, compared to $550.3 million for the six months ended March 31, 2001.

Liquidity, Capital Resources and Capital Spending

         As of March 31, 2002, the Authority held cash and cash equivalents of $80.7 million, an increase of $6.4 million from $74.3 million as of September 30, 2001. This increase is attributable mainly to the increase in cash on hand requirements related to the opening of the Casino of the Sky. Cash provided by operating activities for the six months ended March 31, 2002 decreased by $20.5 million, or 24.8%, to $62.3 million from $82.8 million for the six months ended March 31, 2001. This decrease in cash provided by operating activities is attributable to a decrease in net income, partially offset by lower working capital needs.

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

External Sources of Liquidity

         Bank Credit Facility. On March 26, 2002, the Authority reduced the commitment amount on its $500.0 million reducing, revolving, collateralized credit facility (the "Bank Credit Facility"), which will mature in March 2004 to $400.0 million from $500.0 million (see Third Amendment below). The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). As of March 31, 2002, one-month LIBOR, was 1.88% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at March 31, 2002. Accrued interest on the Bank Credit Facility was $148,000 at March 31, 2002.

         Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically on September 30, 2002, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction.

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

         Capital Expenditures

         Capital Expenditures Incurred to Date. Capital expenditures totaled $164.7 million including capitalized interest for the six months ended March 31, 2002, versus $279.8 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

         . Cumulative Project Sunburst construction expenses totaled $1.0 billion, including $61.2 million in capitalized interest and net of
            2.1 million expensed or recorded as inventory, through March 31, 2002. During the six months ended March 31, 2002, expenditures totaled $88.6 million, including $10.1 million in capitalized interest and net of $780,000 expensed or recorded as inventory, versus $257.9 million, including $16.7 million in capitalized interest, expended during the six months ended March 31, 2001.

         . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $16.8 million and $12.1 million for the six months ended March 31, 2002 and March 31, 2001, respectively.

         . Capital expenditures on the Authority's electrical and water systems infrastructure improvements totaled $2.8 million and $3.9 million for the six months ended March 31, 2002 and March 31, 2001, respectively. Cumulative infrastructure improvements totaled $35.0 million as of March 31, 2002. The total estimated cost of the infrastructure improvements is $35.0 million. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

         . Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $37.1 million for the six months ended March 31, 2002. The Authority did not incur any capital expenditures for the Indian Summer Garage for the six months ended March 31, 2001. Cumulative expenditures totaled $46.8 million as of March 31, 2002. The Indian Summer Garage is expected to open in June 2002.

         . Capital expenditures for the $25.0 million, 1,700-space Thames Garage totaled $18.3 million for the six months ended March 31, 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the six months ending March 31, 2001. The Thames Garage opened in April 2002.

         . Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke-free slot machine venue which opened on April 18, 2001, were $499,000 for the six months ending March 31, 2002. Expenditures for the construction of the Hall of the Lost Tribes for the six months ending March 31, 2001 totaled $4.7 million. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of March 31, 2002. Construction is now complete.

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

         Other Reservation Enhancements

         . Capital expenditures for the construction of the employee day care facility were $554,000 during the six months ended March 31, 2002 and cumulative expenditures on the employee day care facility reached $1.1 million as of March 31, 2002. The Authority did not incur any construction expenses in conjunction with the employee day care facility for the six months ended March 31, 2001. The Authority's expenditure of $1.1 million has been fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project and will operate it when opened.

         In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of March 31, 2002, construction retainage totaled $16.3 million, which has been included in construction payables in the Authority's financial statements.

         Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects to incur capital expenditures to total approximately $60.5 million and to be allocated as follows:

         .  $6.6 million on maintenance capital expenditures.

         .  $32.6 million on Project Sunburst construction.

         .  $14.6 million on the Indian Summer parking garage.

         .  $6.7 million on the Thames Garage.


         Project Sunburst

         During the quarter ended March 31, 2002, the Tribe received a notification from TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates obtaining $25.0 million in operating lease financing to fund a portion of the cost overrun and will increase its 2002 maintenance capital expenditures by $15.0 million to the maximum authorized spending of $35.0 million to fund the balance of the overrun out of operating cash flows. As of March 31, 2002, the Authority spent $967.4 million, excluding capitalized interest, on Project Sunburst. The remaining $32.6 million (of which $15.0 million will be categorized as maintenance capital expenditures) is anticipated to be spent during the remainder of fiscal year 2002.

         As of March 31, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $61.2 million. Capitalized interest totaled $5.5 million and $9.6 million for the quarter ended March 31, 2002 and 2001, respectively. Capitalized interest totaled $10.1 million and $16.7 million for the six months ended March 31, 2002 and 2001, respectively.

         Sources of funding for capital expenditures. The Authority will rely primarily on cash generated from its operations and amounts available to be drawn under the Bank Credit Facility to finance these capital expenditures. In addition, the Authority expects to complete a $25.0 million operating lease transaction to fund a portion of the cost overrun. However, the Authority's ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations, its ability to draw down on the Bank Credit Facility, and the successful completion of the operating lease transaction.

         Relinquishment Agreement

         Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $585.7 million as of March 31, 2002. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. See Note 6 to the Authority's financial statements. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. For the six months ended March 31, 2002, the Authority paid $24.5 million in relinquishment payments, of which $6.4 million represents principal amounts and the remaining $18.1 million is payment for the accretion of interest. As of March 31, 2002, relinquishment payments earned but unpaid were $12.5 million. During the six months ended March 31, 2001, the Authority paid $21.0 million in Senior Relinquishment Payments consisting of $6.3 million in principal amounts and $14.7 million for the accretion of interest.

         Distributions to the Tribe

     During the quarter and six months ending March 31, 2002, the Authority distributed $9.7 million and $16.7 million, respectively, to the Tribe. The Authority distributed $10.0 million and $20.0 million, respectively, to the Tribe for the quarter and six months ended March 31, 2001.

     Debt Service Costs

     For the quarter and six months ended March 31, 2002 and March 31, 2001 the Authority incurred the following debt service costs (in thousands):

                                                              For the           For the         For the Six       For the Six
                                                           Quarter Ended     Quarter Ended       Months Ended      Months Ended
                                                          March 31, 2002    March 31, 2001     March 31, 2002    March 31, 2001
                                                        ----------------    --------------   ----------------    --------------
                                                        (restated -  see                     (restated -  see
                                                          note 7 to the                        note 7 to the
                                                           Authority's                          Authority's
                                                            financial                            financial
                                                           statements)                          statements)
     Bank Credit Facility                                   $  4,309           $  1,087          $  8,561           $  1,087
     $200M 8.125% Senior Notes                                 4,062              4,062             8,125              8,125
     $300M 8.75% Senior Subordinated Notes                     6,562              6,562            13,125             13,125
     $150M 8.375% Senior Subordinated Notes                    3,141                  -             6,281                  -
     $250M 8% Senior Subordinated Notes                        2,167                  -             2,167                  -
     Change in fair value of derivative instruments             (811)               906              (890)             2,403
     Financing fees                                            2,243              1,114             3,524              2,094
     Capital lease obligations                                     -                 77                 9                188
     Capitalized interest                                     (5,530)            (9,559)          (10,110)           (16,718)
                                                            --------           --------          --------           --------
         Total Interest Expense                             $ 16,143           $  4,249          $ 30,792           $ 10,304
                                                            ========           ========          ========           ========

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


     Contractual Obligations            Fiscal Year
     (in thousands)                        2002(1)     2-3 years    4-5 years    After 5 years
     -----------------------------------------------------------------------------------------
     Long-term debt (2)                   $114,648     $143,352     $200,000         $700,000
     Construction obligations (3)          157,239         -            -                 -
     Development obligations (4)             4,718         -            -                 -
                                       -------------------------------------------------------
     Total                                $276,605     $143,352     $200,000         $700,000
                                       =======================================================

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

                                                          Fiscal
           Contractual Commitments                         Year
           (in thousands)                                 2002(1)     2-3 years   4-5 years      After 5 years
           ---------------------------------------------------------------------------------------------------
           Slot winning payment commitments (2)           187,388      402,144      434,959        1,184,902
           Relinquishment commitments (3)                  58,478      131,341      142,058          578,699
           Priority distributions (4)                      14,882       31,282       33,420           93,889
                                                      ------------------------------------------------------
           Total                                         $260,748     $564,767     $610,437       $1,857,490
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

         The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

         One of the most significant policies used by the Authority relates to its estimate of its relinquishment liability. The Authority, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

         The Authority maintains accruals for health and workers compensation self-insurance and Player's Club points redemption, which are classified in other accrued liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Authority will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

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





                                      For the Quarter        For the Quarter      For the Six Months     For the Six Months
                                      Ended March 31,        Ended March 31,         Ended March 31,       Ended March 31,
                                          2002                   2001                   2002                    2001
                                    --------------------  -------------------   ---------------------  -------------------
                                       (restated -                                    (restated -
                                    see note 7 to the                               see note 7 to the
                                       Authority's                                    Authority's
                                        financial                                      financial
                                       statements)                                    statements)
         Net income                       $     22,933          $     43,361          $      30,740          $    73,573
         Trademark amortization                      -                   859                      -                1,718
                                      --------------------  -------------------   --------------------- --------------------
         As adjusted net income           $     22,933          $     44,220          $      30,740          $    75,291
                                      ====================  ===================   ===================== ====================

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $400.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 3 to the Authority's financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of March 31, 2002, the Authority had drawn $199.0 million under the Bank Credit Facility. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

         The following table provides information about the Authority's derivative instruments at March 31, 2002:

                                                                                     Estimated
                                              Maturity Date     Notional Value      Fair Value
                                              -------------     --------------      ----------
            Interest Rate Cap
              Strike Rate - 8%            October 1, 2003        $69,883,000            $1,300
            Interest Rate Collar
              Ceiling Strike Rate - 8%
              Floor Strike Rate - 6%       March 1, 2004          79,063,800        (2,383,757)
            Interest Rate Swap
              Pay fixed - 6.35%
              Receive Variable             March 1, 2004          39,531,900        (1,314,262)
                                                                ------------       -----------
                      Total                                     $188,478,700       $(3,696,719)
                                                                ============       ===========

All derivative instruments are based upon one-month LIBOR which was 1.88% at March 31, 2002.

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


                                  MOHEGAN TRIBAL GAMING AUTHORITY

Date: November 12, 2002
     ________________________     By:      /s/ Mark F. Brown
                                     -----------------------------------------
                                  Mark F. Brown
                                  Chairman, Management Board


Date: November 12, 2002
     ________________________     By:      /s/  William J. Velardo
                                     -----------------------------------------
                                  William J. Velardo
                                  President and Chief Executive Office


Date: November 12, 2002
     ________________________     By:      /s/ Jeffrey E. Hartmann
                                     -----------------------------------------
                                  Jeffrey E. Hartmann, Executive Vice President
                                  Finance/Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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

     4.5 Indenture dated as of March 3, 1999 among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

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

     10.1 Amendment No. 2 to the Loan Agreement dated as of February 12, 2002 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed by the Authority with its Current Report on Form 8-K dated February 12, 2002 and incorporated by reference herein).

     10.2 Amendment No. 3 to the Loan Agreement dated as of March 26, 2002 by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed by the Authority with its Current Report on Form 8-K dated March 26, 2002 and incorporated by reference herein).

     99.1* Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    ---------------
    *filed herewith.