Form 10-Q/A
period 2002-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-11-12
CIK 1005276

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


     Indicate by check mark whether the registrant is an accelerated file (as
defined in Rule 12b-2 of the Exchange Act):  Yes         No   X
                                                 -----      -----

                                EXPLANATORY NOTE

The Mohegan Tribal Gaming Authority (the "Authority") has restated its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and for the
fiscal year ended September 30, 2001.

As more fully described in Note 7, this Form 10-Q/A includes in Item 1 of Part I the restated information and related notes thereto for the quarter and nine months ended June 30, 2002 and other information relating to such restated financial statements. Item 2 of Part I also includes the Authority's amended and restated discussion and analysis of financial condition and results of operations. Except for Part I, Item 6 of Part II and the addition of the certifications required under Sections 302 (as further described in Rule 15d 14 issued by the Securities and Exchange Commission) and 906 of the Sarbanes-Oxley Act of 2002, no other information included in the original report on Form 10-Q is amended by this amendment. The information contained herein is as of June 30, 2002 and does not reflect subsequent events except any that may have existed as of the date of the original Form 10-Q relating to such quarter and nine months and which were disclosed therein.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                              INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                      Page
                                                                                                  Number
                                                                                                  ------
Item 1. Financial Statements

         Report of Independent Accountants by PricewaterhouseCoopers LLP.                           1

         Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2002
         (unaudited) and September 30, 2001.                                                        2

         Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Nine          3
         Months Ended June 30, 2002 and 2001 (unaudited).

         Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the
         Quarters and Nine Months Ended June 30, 2002 and 2001 (unaudited).                         4

         Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Nine Months
         Ended June 30, 2002 and 2001 (unaudited).                                                  5

         Notes to Financial Statements of Mohegan Tribal Gaming Authority.                        6-21

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                                            22-40

Item 3. Quantitative and Qualitative Disclosure of Market Risk.                                    40

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                                                          42
Signatures. Mohegan Tribal Gaming Authority.                                                       43
Certifications.                                                                                   44-45

                        Report of Independent Accountants

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying balance sheet of the Mohegan Tribal Gaming Authority ("the Authority") as of June 30, 2002, the related statements of income and of changes in capital for the quarters and nine-month periods ended June 30, 2002 and 2001 and the related statements of cash flows for the nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Authority's management.

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

As described in Note 7 to the financial statements, the Authority has restated its financial statements as of June 30, 2002 and for the quarter and nine-month period ended June 30, 2002. The financial statements for the quarter and nine-month period ended June 30, 2001 were previously reviewed by other independent accountants who have ceased operations.

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

/S/ PRICEWATERHOUSECOOPERS LLP


Hartford, CT
November 11, 2002
                                       1

                         Mohegan Tribal Gaming Authority
                                 Balance Sheets
                                 (in thousands)

                                                                       June 30,
                                                                         2002              September 30,
                                                                      (unaudited)              2001
                                                                -----------------------    -------------
                                                                (restated - see note 7)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents                                      $       57,273             $      74,284
 Receivables, net                                                       12,392                     5,347
 Due from Tribe                                                             10                       957
 Inventories                                                            15,513                    11,455
 Other current assets                                                   19,108                    14,209
                                                                --------------             -------------
     Total current assets                                              104,296                   106,252

Non-current assets:
 Property and equipment, net                                         1,380,787                 1,080,415
 Construction in process                                                80,272                   223,568
 Trademark, net                                                        119,692                   119,692
 Other assets, net                                                      27,371                    24,766
                                                                --------------             -------------
     Total assets                                               $    1,712,418             $   1,554,693
                                                                ==============             =============

                LIABILITIES AND CAPITAL
                -----------------------

Current liabilities:
 Current portion of long-term debt                              $       20,000             $           -
 Current portion of capital lease obligations                                -                     1,514
 Current portion of relinquishment liability                            78,634                    70,199
 Accounts payable and accrued expenses                                  76,686                    73,548
 Construction payables                                                  60,558                   155,497
 Accrued interest payable                                               34,876                    13,062
                                                                --------------             -------------
     Total current liabilities                                         270,754                   313,820

Non-current liabilities:
 Long-term debt, net of current portion                              1,100,000                   908,000
 Relinquishment liability, net of current portion                      509,944                   521,809
 Other long-term liabilities                                             3,652                     5,232
                                                                --------------             -------------
     Total liabilities                                               1,884,350                 1,748,861
                                                                --------------             -------------

Commitments and contingencies (Note 5)

Capital:
 Retained deficit                                                     (170,594)                 (192,177)
 Accumulated other comprehensive loss                                   (1,338)                   (1,991)
                                                                --------------             -------------
     Total capital                                                    (171,932)                 (194,168)
                                                                --------------             -------------

     Total liabilities and capital                              $    1,712,418             $   1,554,693
                                                                ==============             =============

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                              Statements of Income
                                 (in thousands)


                                                    For the             For the              For the              For the
                                                 Quarter Ended       Quarter Ended     Nine Months Ended      Nine Months Ended
                                                 June 30, 2002       June 30, 2001        June 30, 2002        June 30, 2001
                                                  (unaudited)         (unaudited)          (unaudited)          (unaudited)
                                               -----------------    ---------------    ------------------    ------------------
                                                (restated - see                          (restated - see
                                                    note 7)                                   note 7)
Revenues:
  Gaming                                        $      242,414       $    192,053       $      690,535        $      547,616
  Food and beverage                                     19,417             12,849               51,454                34,610
  Hotel                                                  6,785                  -                6,785                     -
  Retail, entertainment and other                       15,581             14,014               43,169                42,590
                                               -----------------    ---------------    ------------------    ------------------
    Gross revenues                                     284,197            218,916              791,943               624,816

  Less - Promotional allowances                        (20,454)           (18,374)             (52,042)              (53,404)
                                               -----------------    ---------------    ------------------    ------------------

Net revenues                                           263,743            200,542              739,901               571,412
                                               -----------------    ---------------    ------------------    ------------------

Operating costs and expenses:
  Gaming                                               112,542             86,965              320,228               243,123
  Food and beverage                                     11,023              6,442               30,037                18,462
  Hotel                                                  1,392                  -                1,392                     -
  Retail, entertainment and other                        8,850              7,002               29,097                22,476
  Marketing, general and administrative                 54,630             32,009              165,333               103,798
  Pre-opening costs and expenses                         4,092              3,724                7,755                 7,040
  Depreciation and amortization                         21,689              7,404               56,987                18,938
                                               -----------------    ---------------    ------------------    ------------------
    Total operating costs and expenses                 214,218            143,546              610,829               413,837
                                               -----------------    ---------------    ------------------    ------------------

Income from operations                                  49,525             56,996              129,072               157,575
                                               -----------------    ---------------    ------------------    ------------------

Other income (expense):
  Accretion of relinquishment liability
    discount (Note 6)                                   (9,083)            (8,958)             (27,250)              (26,874)
  Interest income                                           95                648                  335                 2,389
  Interest expense, net of capitalized
    interest (Note 5)                                  (21,732)            (3,219)             (52,525)              (13,524)
  Other expense, net                                       (50)              (114)                (137)                 (113)
                                               -----------------    ---------------    ------------------    ------------------
    Total other income (expense)                       (30,770)           (11,643)             (79,577)              (38,122)
                                               -----------------    ---------------    ------------------    ------------------

Income from continuing operations                       18,755             45,353               49,495               119,453

   Loss from discontinued operations                         -                (64)                   -                  (591)
                                               -----------------    ---------------    ------------------    ------------------

Net income                                      $       18,755       $     45,289       $       49,495        $      118,862
                                               =================    ===============    ==================    ==================

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                        Statements of Changes in Capital
                                 (in thousands)

                                                             For the Nine Months                       For the Nine Months
                                                             Ended June 30, 2002                       Ended June 30, 2001
                                                                 (unaudited)                               (unaudited)
                                                      ----------------------------------        -------------------------------
                                                          (restated - see note 7)
                                                                           Comprehensive                           Comprehensive
                                                         Capital               Income              Capital            Income
                                                      -------------        -------------        -------------      ------------
Retained deficit at October 1                         $   (192,177)                             $   (362,118)

Net income                                                  49,495         $      49,495             118,862       $    118,862
                                                                           -------------                           ------------

Distributions to Tribe                                     (27,912)                                  (40,000)

                                                      ------------                              ------------
Retained deficit at June 30                               (170,594)                                 (283,256)
                                                      ------------                              ------------

Accumulated other comprehensive loss at October 1           (1,991)                                        -

Unrealized gain (loss) on derivative instruments                                     653                                 (1,171)
                                                                           -------------                           ------------

Other comprehensive income (loss)                              653                   653              (1,171)            (1,171)
                                                      ------------         -------------        ------------       ------------

Comprehensive income                                                       $      50,148                           $    117,691
                                                                           =============                           ============

Accumulated other comprehensive loss at June 30             (1,338)                                   (1,171)
                                                      ------------                              ------------

Total capital ending balance at June 30               $   (171,932)                             $   (284,427)
                                                      ============                              ============

                                                               For the Quarter                         For the Quarter
                                                             Ended June 30, 2002                     Ended June 30, 2001
                                                                 (unaudited)                              (unaudited)
                                                      ----------------------------------        --------------------------------
                                                           (restated - see note 7)
                                                                           Comprehensive                           Comprehensive
                                                         Capital              Income               Capital            Income
                                                      ------------         -------------        ------------       -------------
Retained deficit at April 1                           $   (178,128)                             $   (308,545)

Net income                                                  18,755         $      18,755              45,289       $      45,289
                                                                           -------------                           -------------

Distributions to Tribe                                     (11,221)                                  (20,000)

                                                      ------------                              ------------
Retained deficit at June 30                               (170,594)                                 (283,256)
                                                      ------------                              ------------

Accumulated other comprehensive loss at April 1             (1,428)                                   (1,166)

Unrealized gain (loss) on derivative instruments                                      90                                      (5)
                                                                           -------------                           -------------

Other comprehensive income (loss)                               90                    90                  (5)                 (5)
                                                      ------------         -------------        ------------       -------------

Comprehensive income                                                       $      18,845                           $      45,284
                                                                           =============                           =============
Accumulated other comprehensive loss at June 30             (1,338)                                   (1,171)
                                                      ------------                              ------------

Total capital ending balance at June 30               $   (171,932)                             $   (284,427)
                                                      ============                              ============

          The accompanying notes to financial statements should be read in conjunction with the financial statements

                         Mohegan Tribal Gaming Authority
                            Statements of Cash Flows
                                 (in thousands)

                                                                            For the              For the
                                                                       Nine Months Ended    Nine Months Ended
                                                                         June 30, 2002        June 30, 2001
                                                                          (unaudited)          (unaudited)
                                                                       -------------------  --------------------
                                                                     (restated - see note 7)
Cash flows provided by (used in) operating activities:

Net income                                                             $       49,495        $      118,862

Adjustments to reconcile net income to
    cash flow provided by operating activities:
  Depreciation and amortization                                                56,987                18,938
  Loss on early extinguishment of debt, net                                         6                     -
  Loss on disposition of assets                                                   130                   114
  Provision for losses on receivables                                             633                   288
  Accretion of relinquishment liability discount                               27,250                26,874
  Cash paid for accretion of relinquishment liability discount                (22,583)              (19,200)
  Change in fair value of derivative instruments                                 (972)                2,488
  Amortization of debt issuance costs                                           5,039                 3,257
Changes in operating assets and liabilities:
  Increase in receivables and other assets                                    (15,394)              (30,281)
  Increase in accounts payable and accrued expenses                            24,952                17,827
                                                                       -------------------   -------------------
    Net cash flows provided by operating activities                           125,543               139,167
                                                                       -------------------   -------------------
Cash flows provided by (used in) investing activities:

Purchase of property and equipment, net of change in construction
  account payables of ($94,939) and $57,972, respectively                    (309,224)             (398,653)
Proceeds from asset sale                                                          148                    89
Issuance of tenant loans                                                       (1,181)                    -
Tenant loan payments                                                              163                     -
                                                                       -------------------   -------------------
    Net cash flows used in investing activities                              (310,094)             (398,564)
                                                                       -------------------   -------------------
Cash flows provided by (used in) financing activities:

Proceeds from issuance of long-term debt                                      250,000                     -
Bank Credit Facility borrowings                                               205,000               274,000
Bank Credit Facility payments                                                (243,000)                    -
Principal portion of relinquishment liability payments                         (8,098)               (6,921)
Distributions to Tribe                                                        (27,912)              (40,000)
Capitalized financing fees                                                     (6,975)               (2,789)
Payment on capital lease obligations                                           (1,520)               (4,430)
Increase in other long-term liabilities                                            45                    45
                                                                       -------------------   -------------------
  Net cash flows provided by financing activities                             167,540               219,905
                                                                       -------------------   -------------------
  Net decrease in cash and cash equivalents                                   (17,011)              (39,492)

Cash and cash equivalents at beginning of period                               74,284               115,731
                                                                       -------------------   -------------------
Cash and cash equivalents at end of period                             $       57,273        $       76,239
                                                                       ===================   ===================

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Authority's Annual Report on Form 10-K/A, for the year ended September 30, 2001 filed with the Securities and Exchange Commission (the "SEC").

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

         The Authority adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the quarter and nine months ended June 30, 2001, the Authority recorded $859,000 and $2.6 million, respectively, related to the amortization of the trademark. The Authority applied the initial fair value test and determined that no impairment existed at June 30, 2002. Had SFAS 142 been in effect in these periods, the Authority's results would have been as follows (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)



                                        For the                For the            For the Nine       For the Nine
                                      Quarter Ended         Quarter Ended          Months Ended       Months Ended
                                      June 30, 2002         June 30, 2001         June 30, 2002      June 30, 2001
                                      -------------         --------------     ------------------   ----------------
                                       (restated -                                 (restated -
                                       see note 7)                                 see note 7)
         Net income                   $       18,755       $      45,289       $         49,495     $        118,862
         Trademark amortization                    -                 859                      -                2,577
                                      --------------       ---------------     ------------------   ----------------
         As adjusted net income       $       18,755       $      46,148       $         49,495     $        121,439
                                      ==============       ===============     ==================   ================

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a material impact on results of operations, financial position or cash flows.

NOTE 3 - FINANCING FACILITIES:

         Financing facilities, as described below, consisted of the following (in thousands):

                                                      June 30, 2002   September 30, 2001
                                                      -------------   ------------------
         Bank Credit Facility                          $   220,000       $   258,000
         $200M 8 1/8% Senior Notes                         200,000           200,000
         $300M 8 3/4% Senior Subordinated Notes            300,000           300,000
         $150M 8 3/8% Senior Subordinated Notes            150,000           150,000
         $250M 8% Senior Subordinated Notes                250,000                 -
                                                        ----------       -----------
                                                        $1,120,000       $   908,000
                                                        ==========       ===========

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)

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

         At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate ("LIBOR") plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). At June 30, 2002, one-month LIBOR was 1.84% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date that is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at June 30, 2002. Accrued interest on the Bank Credit Facility was $178,000 at June 30, 2002.

         Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) will be reduced automatically on September 30, 2002, and on the last day of each fiscal quarter thereafter, by 10% of the commitment as in effect immediately prior to the first such reduction.

Recent Amendment to the Bank Credit Facility

         During the quarter ended June 30, 2002, the Authority received the requisite consent of its lenders for Amendment No. 4 to its Bank Credit Facility. The amendment revised the total leverage ratio permitted as of June 30, 2002 to 5.25 to 1.00 from 5.00 to 1.00 and increased the Project Sunburst construction budget from $960.0 million to $1.0 billion. For more information regarding the amendment to the Bank Credit Facility, see the Authority's Current Report on Form 8-K filed on June 24, 2002.

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

         The Authority is considered an "end user" of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS 133, designated all derivative instruments as cash flow hedging instruments, and marked them to market. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. The interest rate cap and interest rate swap

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

listed below were deemed to be effective at June 30, 2002. The interest rate collar listed below was deemed to be ineffective at June 30, 2002.

         Derivative instruments held by the Authority at June 30, 2002 are as follows:

                                                  Notional                   Estimated
                                                   Value         Cost        Fair Value
                                                ------------   --------     ------------
            Interest Rate Cap
              Strike Rate - 8%                  $ 63,715,200   $410,000     $       200
            Interest Rate Collar
              Ceiling Strike Rate - 8%
              Floor Strike Rate - 6%              73,374,200    295,000      (2,283,753)
            Interest Rate Swap
              Pay fixed - 6.35%
              Receive Variable                    36,687,100    221,000      (1,241,450)
                                                ------------   --------     ------------
                           Total                $173,776,500   $926,000     $(3,525,003)
                                                ============   ========     ============

         All derivative instruments are based on one-month LIBOR. One-month LIBOR was 1.84% on June 30, 2002.

         In November 2002, the Authority modified the terms of its existing interest rate collar and interest rate swap agreements. As a result of the modifications, the interest rate collar was deemed to be a net written option that did not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from accumulated other comprehensive loss to earnings as interest expense over the life of the original terms of the hedge contract and future changes in the fair market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority's assessment of hedge effectiveness at June 30, 2002.

         The aggregate fair market value change in all derivative instruments was $172,000 and $1.6 million for the three and nine-months ended June 30, 2002, respectively. In accordance with SFAS 133, the Authority recorded an unrealized gain of $90,000 and $653,000 related to the derivative instruments as a component of other comprehensive loss in the accompanying balance sheets and recorded a gain of $82,000 and $972,000 as interest expense in the accompanying statements of income for the three and nine months ended June 30, 2002, respectively. As of June 20, 2002 and 2001, the fair market values of the Authority's derivative instruments is included in other long-term liabilities in the accompanying balance sheets.

Senior Notes

         On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the "Senior Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6), that are then due and owing, and rank senior to the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement, that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of June 30, 2002, accrued interest on the Senior Notes was $8.1 million.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

1999 Senior Subordinated Notes

         On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the "1999 Senior Subordinated Notes"). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of June 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million.

2001 Senior Subordinated Notes

         On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the "2001 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of June 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million.

2002 Senior Subordinated Notes

         On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the "2002 Senior Subordinated Notes"). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. On June 28, 2002, the Authority successfully consummated its offer to exchange all outstanding 2002 Senior Subordinated Notes that it had issued on February 20, 2002 for $250.0 million of its fully registered 8.0% Senior Subordinated Notes due 2012. The terms of such fully registered exchange notes issued are identical to the terms of the 2002 Senior Subordinated Notes (such exchange notes are also referred to as the "2002 Senior Subordinated Notes"). The Authority did not receive any additional proceeds from this exchange offer. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note
6) that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority's payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of June 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $7.2 million.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS:

         The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2002 and 2001, expenses associated with these services were $2.9 million and $2.7 million, respectively, and $7.0 million and $8.2 million for the nine months ended June 30, 2002 and 2001, respectively.

         The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the quarters ended June 30, 2002 and 2001, expenses related to these agreements totaled $89,000 and $97,000, respectively. Expenses related to these agreements totaled $283,000 and $278,000 for the nine months ended June 30, 2002 and 2001, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Project Sunburst

         During the quarter ended March 31, 2002, the Tribe received a notification from Trading Cove Associates ("TCA") the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. As of June 30, 2002, the Authority had spent $996.4 million, excluding capitalized interest, on Project Sunburst. The remaining $3.6 million is anticipated to be spent during the remainder of fiscal year 2002.

         As of June 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $2.2 million and $11.5 million for the quarters ended June 30, 2002 and 2001, respectively. Capitalized interest totaled $12.4 million and $28.2 million for the nine months ended June 30, 2002 and 2001, respectively.

The Mohegan Compact

         In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding ("MOU") which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut ("Slot Win Contribution"). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of
(a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the quarters ended June 30, 2002 and 2001, the Authority reflected expenses associated with the Slot Win Contribution totaling $45.6 million and $37.6 million, respectively, For the nine months ended June 30, 2002 and 2001, expenses associated with the Slot Win Contribution totaled $129.8 million and $104.4 million, respectively. As of June 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $15.4 million.

Expansion Construction Management Agreement with Perini Building Company, Inc.

         The Authority engaged Perini Building Company, Inc. ("Perini") as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. In addition, the Authority has agreed to pay Perini $1.3 million in construction management fees relating to the Indian Summer Garage and $500,000 relating to the Thames Garage. As of June 30, 2002, Perini had received $26.0 million of the $27.3 million fee, of which $24.6 million had been paid. All amounts incurred have been reflected in the property, plant and equipment section of the accompanying balance sheets. For the quarters ended June 30, 2002 and 2001, the Authority incurred $2.1 million and $1.5 million, respectively, related to the Construction Management Agreement. The Authority incurred $10.0 million and $4.5 million in fees for the nine months ended June 30, 2002

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

and 2001, respectively. As of June 30, 2002, the Authority owed $1.4 million to Perini related to the Construction Management Agreement.

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

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

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

         Payment of the Development Fee

         Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of June 30, 2002, the Authority had incurred $13.5 million related to the TCA development fee, of which $12.9 million had been paid. All amounts incurred have been included in the property and equipment, net section in the accompanying balance sheets.

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

NOTE 7 - RESTATEMENT AND RECLASSIFICATIONS:

         The Authority has restated its financial statements for the quarter ended June 30, 2002 to reflect the effects of the following adjustments: (i) to record additional capitalized interest pertaining to Project Sunburst in accordance with SFAS No. 34 "Capitalization of Interest Cost", (ii) to record Project Sunburst related capital expenditures incurred in the quarter and nine months ended June 30, 2002, (iii) to record depreciation expense associated with placing additional fixed assets in service prior to June 30, 2002, and (iv) to record adjustments necessary to account for the Authority's derivative instruments in accordance with SFAS 133. The aggregate effect of recording these adjustments resulted in the Authority increasing its net income by $792,000 and $8.9 million for the quarter and nine months ended June 30, 2002, respectively, and increasing its total assets by $32.5 million as of June 30, 2002.

         In addition, the Authority also has reclassified certain other costs, expenses and balances in the financial statements. These reclassifications have no effect of the Authority's net income.

         The financial statements as of and for the quarter and nine months ended June 30, 2002 contained herein have been updated to reflect these restatements and reclassifications. The following tables summarize the impact of these adjustments on the Authority's financial statements, as restated (in thousands):

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                         Mohegan Tribal Gaming Authority
                            Condensed Balance Sheet
                                 (in thousands)

                                  Previously
                                   Reported                                                         Restated
                                   June 30,                             Restatement                 June 30,
                                    2002*       Reclassifications       Adjustments                   2002
                                -------------   -----------------       -----------                ----------
   ASSETS
   ------
Current assets:
 Cash and cash equivalents         $   57,273                   -                                  $   57,273
 Receivables, net                      14,712              (2,320) a,b                                 12,392
 Due from Tribe                             -                  10    b                                     10
 Inventories                           15,513                   -                                      15,513
 Other current assets                  16,798               2,310    a                                 19,108
                                   ----------       -------------       ------------               ----------
   Total current assets              104,296                    -                  -                  104,296

Non-current assets:
 Property and equipment, net        1,409,583                   -            (28,797) f.5,g.1       1,380,786
 Construction in process               18,944                   -             61,328  g.2,h.5          80,272
 Trademark, net                       119,692                                      -                  119,692
 Other assets, net                     27,371                   -                  -                   27,371
                                   ----------       -------------       ------------               ----------
   Total assets                    $1,679,886       $           -       $     32,531               $1,712,417
                                   ==========       =============       ============               ==========

   LIABILITIES AND CAPITAL
   -----------------------

Current liabilities:
 Current portion of
   long-term debt                           -              20,000   o              -                   20,000
 Current portion of
   relinquishment liability            77,188               1,446   c              -                   78,634
 Accounts payable and
   accrued expenses                    76,580                 106   d              -                   76,686
 Construction payables                 35,133                (106)  d         25,531  g                60,558
 Accrued interest payable              34,876                   -                  -                   34,876
                                   ----------       -------------       ------------               ----------
   Total current liabilities          223,777              21,446             25,531                  250,754

Non-current liabilities:
 Long-term debt, net of
  current portion                   1,120,000             (20,000)  o              -                1,100,000
 Relinquishment liability,
  net of current portion              511,389              (1,446)  c              -                  509,943
 Other long-term liabilities            3,652                   -                  -                    3,652
                                   ----------       -------------       ------------               ----------
   Total liabilities                1,858,818                   -             25,531                1,884,349
                                   ----------       -------------       ------------               ----------
Capital:
 Retained deficit                    (175,411)                  -              4,817  f.5,h.5,i.5    (170,594)
 Accumulated other
   comprehensive loss                  (3,521)                  -              2,183  i.5              (1,338)
                                   ----------       -------------       ------------               ----------
   Total capital                     (178,932)                  -              7,000                 (171,932)
                                   ----------       -------------       ------------               ----------
   Total liabilities and capital   $1,679,886       $           -       $     32,531               $1,712,417
                                   ==========       =============       ============               ==========

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page _ of the notes to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


                         Mohegan Tribal Gaming Authority
                         Condensed Statements of Income
                                 (in thousands)

                                                Previously Reported                                              Restated
                                                      For the                                                     For the
                                                   Quarter Ended        Reclassifi-    Restatement             Quarter Ended
                                                   June 30, 2002*         cations      Adjustments             June 30, 2002
                                                  ---------------       -----------    -----------             -------------
Revenues:
Net revenues                                       $      263,743        $        -              -              $    263,743
                                                  ---------------       -----------    -----------             -------------
Operating costs and expenses:
 Gaming                                                  131,787           (19,245)e            -                   112,542
 Food and beverage                                        11,023                 -              -                    11,023
 Hotel                                                     1,392                 -              -                     1,392
 Retail, entertainment and other                           5,167             3,683 e            -                     8,850
 Marketing, general and administrative                    39,068            15,562 e            -                    54,630
 Pre-opening costs and expenses                            4,092                 -              -                     4,092
 Depreciation and amortization                            20,841                 -            848 f.1                21,689
                                                  ---------------       -----------    -----------             -------------
  Total operating costs and expenses                     213,370                 -            848                   214,218
                                                  ---------------       -----------    -----------             -------------
 Income from operations                                   50,373                 -           (848)                   49,525
                                                  ---------------       -----------    -----------             -------------
Other income (expense):
 Accretion of relinquishment liability
  discount                                                (9,083)                -              -                    (9,083)
 Interest income                                              95                 -              -                        95
 Interest expense, net of capitalized
  interest                                               (23,395)                -          1,663 h.1,i.1,j.1       (21,732)
 Other expense, net                                          (50)                -              -                       (50)
 Change in fair value of derivative
  instruments                                                 23                 -            (23)j.1                     -
                                                  ---------------       -----------    -----------             -------------
  Total other income (expense)                           (32,410)                -          1,640                   (30,770)
                                                  ---------------       -----------    -----------             -------------
Net income                                        $       17,963                 -     $      792              $     18,755
                                                  ==============        ===========    ===========             =============

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page 20 of the notes to the Authority's financial statements for the footnotes to these restatement schedules.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)


                         Mohegan Tribal Gaming Authority
                          Condensed Statements of Income
                                 (in thousands)

                                                 Previously
                                                  Reported                                                          Restated
                                                   For the                                                           For the
                                             Nine Months Ended                          Restatement              Nine Months Ended
                                               June 30, 2002*      Reclassifications    Adjustments                June 30, 2002
                                            -------------------    -----------------    -----------              -----------------
Revenues:
Net revenues                                    $    739,901          $       -                   -                $    739,901
                                                ------------          ---------           ---------                ------------
Operating costs and expenses:
 Gaming                                              386,518            (66,290)e                 -                     320,228
 Food and beverage                                    30,037                  -                   -                      30,037
 Hotel                                                 1,392                  -                   -                       1,392
 Retail, entertainment and other                      20,133              8,964 e                 -                      29,097
 Marketing, general and administrative               108,007             57,326 e                 -                     165,333
 Pre-opening costs and expenses                        7,755                  -                   -                       7,755
 Depreciation and amortization                        55,419                  -               1,568 f.2                  56,987
                                                ------------          ---------           ---------                ------------
   Total operating costs and expenses                609,261                  -               1,568                     610,830
                                                ------------          ---------           ---------                ------------
Income from operations                               130,640                  -              (1,568)                    129,071
                                                ------------          ---------           ---------                ------------
Other income (expense):
 Accretion of relinquishment liability
   discount                                          (27,250)                 -                   -                     (27,250)
 Interest income                                         335                  -                   -                         335
 Interest expense, net of capitalized
   interest                                          (63,014)                 -              10,490 h.2,i.2,j.2         (52,524)
 Other expense, net                                     (137)                 -                   -                        (137)
 Change in fair value of derivative
   instruments                                            18                  -                 (18)j.2                       -
                                                ------------          ---------           ---------                ------------
   Total other income (expense)                      (90,048)                 -              10,472                     (79,576)
                                                ------------          ---------           ---------                ------------
Net income                                      $     40,592                  -           $   8,903                $     49,495
                                                ============          =========           =========                ============

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page 20 to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                    NOTES TO FINANCIAL STATEMENTS -- (Continued)


                         Mohegan Tribal Gaming Authority
                    Condensed Statement of Changes in Capital
                                 (in thousands)

                                                                                                              Restated
                            Previously Reported                                                                For the
                                  For the                                                                    Nine Months
                             Nine Months Ended                  Restatement                                     Ended
                               June 30, 2002*                   Adjustments                                 June 30, 2002
                      ----------------------------     -------------------------------             --------------------------------
                                    Comprehensive                       Comprehensive                                 Comprehensive
                       Capital         Income             Capital          Income                      Capital           Income
                      -----------  ---------------     --------------  ---------------             --------------    --------------
Retained deficit at
  October 1            $(188,091)                        $   (4,086)                   f.3,h.3,i.3   $ (192,177)

Net income               40,592      $  40,592                8,903      $ 8,903       h.2,i.2,j.2       49,495        $  49,495
                                   -----------                           -------
                                                                                                                       ---------
Distributions to
  Tribe                  (27,912)                                -                                      (27,912)
                      ----------                       -----------                                 ------------
Retained deficit at
  June 30               (175,411)                            4,817                                     (170,594)
                      ----------                       -----------                                 ------------

Accumulated other
  comprehensive
  income (loss)at
  October 1               (5,127)                            3,136                     i.3               (1,991)

Unrealized gain(loss)
  on derivative
  instruments                           1,606                               (953)      i.2                                   653
                                   ----------                            -------                                     -----------

Other comprehensive
  income (loss)            1,606        1,606                 (953)         (953)                           653              653
                      ----------   ----------          -----------       -------                   ------------      -----------

Comprehensive
  income                             $ 42,198                             $7,950                                       $  50,148
                                   ==========                            =======                                     ===========

Accumulated other
  comprehensive
  income (loss)
  at June 30              (3,521)                            2,183                                       (1,338)
                      ----------                       -----------                                 ------------

Total capital
  ending balance
  at June 30           $(178,932)                       $    7,000                                   $ (171,932)
                      ==========                       ===========                                 ============

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page 20 to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        Mohegan Tribal Gaming Authority
                        Statement of Changes in Capital
                                 (in thousands)

                                                                                                                Restated
                                   Previously Reported                                                           For the
                                         For the                                                                 Quarter
                                      Quarter Ended                     Restatement                               Ended
                                     June 30, 2002*                     Adjustments                           June 30, 2002
                               --------------------------  --------------------------------------   --------------------------------
                                           Comprehensive                       Comprehensive                          Comprehensive
                                Capital        Income        Capital              Income              Capital             Income
                               ---------   --------------  ----------          -------------        ------------      --------------
Retained deficit at
 October 1                     $(182,153)                  $    4,025                 f.4,h.4,i.4   $   (178,128)

Net income                        17,963   $       17,963         792       $    792  f.1,h.1,i.1         18,755      $       18,755
                                           --------------                   --------                                  --------------
Distributions to Tribe           (11,221)                           -                                    (11,221)
                               ---------                   ----------                               ------------
Retained deficit at
 December 31                    (175,411)                       4,817                                   (170,594)
                               ---------                   ----------                               ------------
Accumulated other
 comprehensive income
 (loss) at October 1               (3,669)                       2,241                 i.4                 (1,428)

Unrealized gain (loss) on
 derivative instruments                               148                        (58) i.1                                         90
                                           --------------                   --------                                  --------------
Other comprehensive
 income (loss)                       148              148         (58)           (58)                         90                  90
                               ---------   --------------  ----------       --------                ------------      --------------
Comprehensive income                       $       18,111                   $    734                                  $       18,845
                                           ==============                   ========                                  ==============
Accumulated other
 comprehensive income
 (loss) at December 31            (3,521)                       2,183                                     (1,338)
                               ---------                   ----------                               ------------
Total capital ending
 balance at December 31        $(178,932)                  $    7,000                               $   (171,932)
                               =========                   ==========                               ============

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page 20 to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


                         Mohegan Tribal Gaming Authority
                        Condensed Statement of Cash Flows
                                 (in thousands)

                                                    Previously
                                                     Reported                                                         Restated
                                                   For the Nine                                                     For the Nine
                                                   Months Ended                           Restatement                Months Ended
                                                  June 30, 2002*   Reclassifications      Adjustments               June 30, 2002
                                                  --------------   -----------------      -----------               -------------
                                                   (unaudited)                                                       (unaudited)
Cash flows provided by (used in) operating
   activities:

Net income                                         $     40,592      $        -            $    8,903  f.2,h.2,i.2  $   49,495

Adjustments to reconcile net income to net
     cash flow provided by operating activities:
  Depreciation and amortization                          55,419               -                 1,568  f.2              56,987
  Loss on early extinguishment of debt                        6               -                     -                        6
  Loss on disposition of assets                             130               -                     -                      130
  Provision for losses on receivables                       633               -                     -                      633
  Accretion of relinquishment liability
        discount                                         27,250               -                     -                   27,250
    Cash paid for accretion of relinquishment
        liability discount                              (22,583)              -                     -                  (22,583)
    Change in fair value of derivative
        instruments                                         (18)              -                  (953) i.2                (971)
    Amortization of debt issuance costs                       -           5,039   k                 -                    5,039
Changes in operating assets and liabilities:
    Increase in receivables and other assets            (12,017)         (3,377)  k,l,m             -                  (15,394)
    Increase in accounts payable and accrued
        expenses                                         24,845             106   d                 1                   24,952
                                                   ------------      ----------            ----------               ----------
   Net cash flows provided by operating
        activities                                      114,257           1,768                 9,519                  125,544
                                                   ------------      ----------            ----------               ----------
Cash flows (used in) investing activities:

Purchase of property and equipment, net of
  change in construction payables                      (495,075)        195,370   d,l,n        (9,519) h.2            (309,224)
Increase in construction in process, net                196,120        (196,120)  n                 -                        -
Proceeds from asset sale                                    148               -                     -                      148
Issuance of tenant loans                                      -          (1,181)  m                 -                   (1,181)
Tenant loan payments                                          -             163   m                 -                      163
                                                   ------------      ----------            ----------               ----------
   Net cash flows used in investing activities         (298,807)         (1,768)               (9,519)                (310,094)
                                                   ------------      ----------            ----------               ----------
Cash flows provided by (used in) financing
   activities:

Proceeds from issuance of long-term debt                250,000               -                     -                  250,000
Bank Credit Facility borrowings                         205,000               -                     -                  205,000
Bank Credit Facility payments                          (243,000)              -                     -                 (243,000)
Principal portion of relinquishment liability
   payments                                              (8,098)              -                     -                   (8,098)
Distributions to Tribe                                  (27,912)              -                     -                  (27,912)
Capitalized financing fees                               (6,975)              -                     -                   (6,975)
Payments on capital lease obligations                    (1,520)              -                     -                   (1,520)
Increase in other long-term liabilities                      44               -                     -                       44
                                                   ------------      ----------            ----------               ----------
   Net cash flows provided by financing
     activities                                         167,539               -                     -                  167,539
                                                   ------------      ----------            ----------               ----------

   Net increase in cash and cash equivalents            (17,011)              -                     -                  (17,011)

Cash and cash equivalents at beginning of
     period                                              74,284               -                     -                   74,284
                                                   ------------      ----------            ----------               ----------

Cash and cash equivalents at end of period         $     57,273      $        -            $        -               $   57,273
                                                   ============      ==========            ==========               ==========

* Previously reported in Form 10-Q filed by the Authority on August 19, 2002. See page _ to the Authority's financial statements for the footnotes to this restatement schedule.

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

Adjustment footnotes (in thousands):

a. Reclassified an amount pertaining to Deferred Compensation Plan of $2,310 from receivables, net to other current assets.
b. Reclassified amounts due from Tribe of $10 from receivables, net to Due from Tribe.
c. Reclassified long-term relinquishment liability of $1,446 to current portion of relinquishment liability.
d. Reclassified construction payables of $106 to accounts payable and accrued expenses from construction payables.
e. Reclassified gaming expenses to retail, entertainment and other and marketing, general and administrative expenses.
f. Recorded depreciation on additional Project Sunburst and utilities facility costs placed into service:
    1.  $848 for the quarter ended June 30, 2002.
    2.  $1,568 for the nine months ended June 30, 2002.
    3.  $1,080 for the year ended September 30, 2001.
    4.  $1,801 for the period from October 1, 2000 through March 31, 2002.
    5.  $2,648 for the period from October 1, 2000 through June 30, 2002.
g. Recorded an adjustment to accruals for construction payables of $25,531 pertaining to Project Sunburst for work completed by March 31, 2002, but paid subsequent to March 31, 2002:
    1.  ($26,147) to Property and equipment, net
    2.  $51,678 to Construction in process
h. Recorded additional capitalized interest pertaining to Project Sunburst, net of amounts previously recorded in Form 10-Q for the quarter and nine months ended June 30, 2002 filed by the Authority on August 19, 2002:
    1.  $1,583 for the quarter ended June 30, 2002.
    2   $9,519 for the nine months ended June 30, 2002.
    3.  $131 for the year ended September 30, 2001.
    4.  $8,067 for the period from October 1, 2000 through March 31, 2002.
    5.  $9,650 for the period from October 1, 2000 through June 30, 2002.
i.  In accordance with SFAS 133, recorded amounts related to unrealized loss
    (gain) on derivative instrument, to other comprehensive loss:
    1.  ($58) for the quarter ended June 30, 2002.
    2   ($953) for the nine months ended June 30, 2002.
    3.  $3,136 for the year ended September 30, 2001.
    4.  $2,241 for the period from October 1, 2000 through March 31, 2002.
    5.  $2,183 for the period from October 1, 2000 through June 30, 2002.
j. Reclassified change in fair value of derivative instruments to interest expense, net of capitalized interest:
    1.  ($23) for the quarter ended June 30, 2002.
    2.  ($18) for the nine months ended June 30, 2002.
k. Reclassified amortization of debt issuance costs of $5,039 to amortization of debt interest costs from change in receivables and other assets.
l. Reclassified construction payables of $644 from other assets to construction in process.
m. Reclassified issuance of tenant loans of $1,018, net of payments of $163, from increase in receivables and other assets to issuance of tenant loans and tenant loan payments.
n. Reclassified increase in construction in process, net to purchase of property and equipment, net of change in construction payables.
o.  Reclassified current portion of long-term debt from long-term debt.

NOTE 8 - SUBSEQUENT EVENTS:

        The Authority also received the requisite consent of its lenders to Amendment No. 5 to the Bank Credit Facility (the "Amendment") on August 14, 2002. The Amendment (i) expanded the definition of "approved swap

                         MOHEGAN TRIBAL GAMING AUTHORITY
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


agreements" and increased the amount of approved swap agreements and other swap agreements that may be used to secure other indebtedness of the Authority from the notional amount of $200 million to the notional amount of $300 million and
(ii) waived, for a period of 90 days from the date of the Amendment, (a) the delivery of audited statements for the fiscal year ended September 30, 2001 and reviewed financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002, (b) the
requirement to file amended Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and an amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001, (c) any defaults which may have arisen by reason of any of the inaccuracies in the financial statements which are described above and (d) any resulting technical non-compliance with a requirement of law. The reports described in the foregoing clauses (a) and (b) are all being filed on the same date as this Form 10-Q/A.

         On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank. At the Authority's option, each advance shall bear interest at either the bank's Prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread. Borrowings under this facility are unsecured obligations of the Authority. The facility expires in March 2004.

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

         Mohegan Sun operates in an approximately 3.0 million square foot facility which, at June 30, 2002, includes the following two casinos:

         Casino of the Earth. The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

         . approximately 3,638 slot machines, 164 table games (including blackjack, roulette, craps and baccarat) and 42 poker tables;

         . food and beverage amenities, including three full-service themed fine dining restaurants, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

         . an approximately 10,000 square foot, 440-seat lounge featuring live entertainment seven days a week;

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

         . food and beverage amenities, including two full-service restaurants, three quick-service restaurants, a 350-seat buffet and five lounges operated by Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,200 restaurant seats;

         .    the Mohegan Sun Arena with seating for up to 10,000;

         .    a 300-seat cabaret;

         .    a child care facility and an arcade-style recreation area;

         . the Shops at Mohegan Sun containing approximately 30 different retail shops, five of which are owned by the Authority;

         .    an approximately 1,200-room luxury hotel;

         .    a 20,000 square foot spa; and

         .    approximately 100,000 square feet of convention space.

         As of June 30, 2002, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

         Additional Mohegan Sun Enhancements

         In addition to Project Sunburst, the Authority has completed the following capital improvements to the Mohegan Sun facility:

         Parking Garages. Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $50.8 million for the nine months ending June 30, 2002. Cumulative expenditures totaled $60.5 million as of June 30, 2002. The Authority expects that the remaining $4.5 million will be spent in the fourth quarter of fiscal year 2002. The Indian Summer Garage opened in June 2002. Capital expenditures for the $25.0 million, 1,700-space Thames Garage totaled $22.7 million for the nine months ended June 30, 2002, and the remaining $2.3 million will be spent in the fourth quarter of fiscal year 2002. The Thames Garage opened in April 2002.

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

         Other Reservation Enhancements

         Child Development Center. The Tribe is constructing a 36,000 square foot employee day care facility which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility's cost; however, that amount later was fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project. Construction began in November 2001, and the Tribe anticipates that the project will be completed in January 2003.

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

         The table below summarizes the Authority's percentage of gross revenues from each of these sources:

                                                        For the Quarter            For the Nine Months
                                                         Ended June 30,               Ended June 30,
                                                         --------------               --------------
                                                       2002           2001          2002           2001
                                                    ---------      ---------      -------        -------
            Gaming ..............................          85%            88%          87%            88%
            Food and beverage ...................           7%             6%           6%             6%
            Hotel ...............................           2%             0%           1%             0%
            Retail, entertainment and other .....           6%             6%           6%             6%
                                                    ---------      ---------      -------        -------
                      Total .....................         100%           100%         100%           100%
                                                    =========      =========      =======        =======

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

         Casino revenues and promotional allowances. The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverages, hotel, retail, entertainment events and other are recognized at the time the service is performed. The Authority operates the Mohegan Sun complimentary program in which food, beverages, hotel, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player's Club. The retail value of these complimentary items is included in gross revenue and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun and from a catalog program, the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts (in thousands):

                                                  For the       For the          For the            For the
                                                  Quarter       Quarter        Nine Months        Nine Months
                                                   Ended         Ended            Ended              Ended
                                                 June 30,       June 30,         June 30,          June 30,
                                                   2002           2001             2002              2001
                                                ------------  -------------  -----------------  ----------------
            Food and beverage .................  $   5,261     $   6,565        $   19,883        $   18,879
            Hotel .............................      1,885            -              1,885                -
            Retail, entertainment and other ...      6,581         8,697            18,358            22,437
                                                ------------  -------------  -----------------  ----------------
            Total .............................  $  13,727     $  15,262        $   40,126        $   41,316
                                                ============  =============  =================  ================

         Mohegan Sun Player's Club. The Mohegan Sun Player's Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, and the Mohegan Sun gasoline and convenience center and the Sun Select Catalog, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities. The Authority accrues for Player's Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in marketing, general and administrative expenses in the Authority's income statement.

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

         EBITDA and Adjusted EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization. The EBITDA margin is calculated as EBITDA as a percentage of net revenue. Adjusted EBITDA represents further adjustments to EBITDA to remove the effects of pre-opening costs and expenses, accretion of the relinquishment liability discount on the relinquishment liability to Trading Cove Associates ("TCA") pursuant to the Relinquishment Agreement, discontinued operations and other non-operating income/expense. The Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority's overall financial performance. The Authority's calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. EBITDA and Adjusted EBITDA are computed as follows (in thousands):

                                                    For the     For the        For the       For the
                                                    Quarter     Quarter      Nine Months   Nine Months
                                                     Ended       Ended          Ended         Ended
                                                    June 30,    June 30,       June 30,      June 30,
                                                     2002         2001           2002          2001
                                                 ------------- ----------   -------------  ------------
                                                  (restated -                 (restated -
                                                 see note 7 to               see note 7 to
                                                      the                         the
                                                  Authority's                 Authority's
                                                   financial                   financial
                                                  statements)                 statements)
         EBITDA
         Net income                              $  18,755     $  45,289     $  49,495     $ 118,862
         Add back:
         Interest expense, net of capitalized
            interest                                21,732         3,219        52,525        13,524
         Interest income                               (95)         (648)         (335)       (2,389)
         Income taxes                                   --            --            --            --
         Depreciation and amortization              21,689         7,404        56,987        18,938
                                                 ---------     ---------     ---------     ---------
         EBITDA                                  $  62,081     $  55,264     $ 158,672     $ 148,935
                                                 ---------     ---------     ---------     ---------
         EBITDA Margin                                23.5%         27.6%         21.4%         26.1%

         Adjustments to EBITDA to
            reconcile to Adjusted EBITDA
         Pre-opening costs and expenses          $   4,092     $   3,724     $   7,755     $   7,040
         Accretion of relinquishment liability
            discount                                 9,083         8,958        27,250        26,874
         Other non-operating expense                    50           114           137           113
         Discontinued operations                        --            64            --           591
                                                 ---------     ---------     ---------     ---------
         Adjusted EBITDA                         $  75,306     $  68,124     $ 193,814     $ 183,553
                                                 =========     =========     =========     =========
         Adjusted EBITDA Margin                       28.6%         34.0%         26.2%         32.1%


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

         The Authority has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The relinquishment liability is reassessed when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on time value of money due to the passage of time. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and
Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under SFAS 142, the Mohegan Sun
                                       26
trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Note 6 to the Authority's financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

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

         Adjusted EBITDA for the quarter ended June 30, 2002 increased by $7.2 million, or 10.5%, to $75.3 million from $68.1 million for the quarter ended June 30, 2001. Mohegan Sun achieved a 28.6% Adjusted EBITDA margin for the quarter ended June 30, 2002 compared to a 34.0% Adjusted EBITDA margin for the quarter ended June 30, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded facility increasing at a greater rate than revenues. The Authority expects revenues to increase and operating expenses to decrease as a percentage of revenues as the facility matures and as the remaining Project Sunburst amenities are opened. However, the Authority relies heavily on drive-in traffic, and the Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods have been limited until recently when the parking enhancements provided by the Thames Garage and the Indian Summer Garage were fully completed in April and June 2002, respectively. Accordingly, operating revenues and margins have been negatively impacted during the quarter ended June 30, 2002. See "Overview - Additional Mohegan Sun Enhancements - Parking Garages" and "Liquidity, Capital Resources and Capital Spending - Capital Expenditures" for a discussion of parking enhancements.

         The Connecticut slot market grew at a rate of 10.4% for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2002. The State of Connecticut reported a gross slot win of $382.9 million and $346.7 million for the quarters ended June 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase of gross slot revenues of 21.2% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001 due to expanded capacity as described below. Gross slot revenues were $182.4 million and $150.5 million for the quarters ended June 30, 2002 and 2001, respectively. Gross slot win per unit per day was $323 and $466 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,546 in the quarter ended June 30, 2001 to approximately 6,199 in the quarter ended June 30, 2002. The increase in weighted average slot machines is attributable primarily to the opening of the Casino of the Sky, which added a total of approximately 2,560 slot machines to Mohegan Sun.

         Gaming revenues for the quarter ended June 30, 2002 increased by $50.4 million, or 26.2%, to $242.4 million from $192.1 million for the quarter ended June 30, 2001. This increase is due to a 21.0% growth in net slot machine revenues and a 45.1% increase in table game revenues as a result of the opening of the Casino of the Sky.

         Food and beverage revenues for the quarter ended June 30, 2002 increased by $6.6 million, or 51.1%, to $19.4 million from $12.8 million for the quarter ended June 30, 2001. This increase is attributable principally to a 40.9% increase in food covers for the quarter ended June 30, 2002, as compared to the same period in the prior year, and a higher average sale per check. The increases in food covers and higher average sale per check are associated primarily with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia's, Rain and Tuscany.

         Hotel revenues for the quarter ended June 30, 2002 were $6.8 million due to the opening of the Mohegan Sun hotel in April 2002. Average daily room rates were $178 for the quarter ended June 30, 2002 with an occupancy rate of 69%. Revenue per available room was $119. There were no hotel revenues for the quarter ended June 30, 2001.

         Retail, entertainment and other revenues increased $1.6 million, or 11.2%, to $15.6 million for the quarter ended June 30, 2002 from $14.0 million for the same period in the prior year. Entertainment revenue increased by $1.6 million or 131.2% primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. There were 18 Mohegan Sun Arena events and 72 Cabaret events held during the quarter. Average ticket price for the Mohegan Sun Arena events was $26, while the average ticket price for Cabaret events was $13. Additional increases are attributable to an increase in other revenue associated with the rental income earned from third party retail tenants in the Shops at Mohegan Sun. Theses increases are partially offset by a decrease in retail revenues from Mohegan Sun operated outlets. Retail revenues decreased by $2.0 million or 16.1% to $10.7 million for the quarter ended June 30, 2002 from $12.7 million for the same period in the prior year.

         Promotional allowances for the quarter ended June 30, 2002 increased by $2.1 million, or 11.3%, to $20.5 million from $18.4 million for the quarter ended June 30, 2001. The increase is attributable to the addition of hotel complimentaries of $2.7 million, partially offset by decreases in retail and gas complimentaries. The decrease in retail and gas complimentaries is due to the shift in patronage from Mohegan Sun retail outlets, including the Mohegan Sun gasoline and convenience center, to the third party retail tenants in the Shops at Mohegan Sun. These expenses related to the Shops at Mohegan Sun are included in gaming expenses. Effective with the opening of the first phase of Project Sunburst, members of the Mohegan Sun Player's Club were eligible to redeem points at third party tenants in the Shops at Mohegan Sun.

         Total operating costs and expenses for the quarter ended June 30, 2002 increased by $70.7 million, or 49.2%, to $214.2 million from $143.5 million for the quarter ended June 30, 2001. The majority of the increase is attributable to the additional operating costs resulting from the opening of Project Sunburst and a $14.3 million increase in depreciation and amortization expense due to the opening of the Casino of the Sky.

         Gaming costs and expenses for the quarter ended June 30, 2002 increased by $25.6 million, or 29.4%, to $112.5 million from $87.0 million for the quarter ended June 30, 2001. The majority of the increase is attributable to additional labor costs associated with the approximately 90-unit increase in table games and the addition of approximately 2,500 slot machines associated with the opening of the Casino of the Sky. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $45.6 million and $37.6 million, respectively, for the quarters ended June 30, 2002 and 2001. Also, the point redemption by Mohegan Sun Player's Club patrons in the third party retail tenants Shops at Mohegan Sun and in the restaurants resulted in an increase in Mohegan Sun's gaming expenses for the quarter ended June 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 46.4% in the quarter ended June 30, 2002 compared to 45.3% in the same period of the prior year.

         Food and beverage costs and expenses for the quarter ended June 30, 2002 increased by $4.6 million, or 71.1%, to $11.0 million from $6.4 million in expenses for the quarter ended June 30, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia's, Rain and Tuscany. Also contributing to the food and beverage costs were banquets and room service associated with the opening of the Mohegan Sun hotel. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 997,000 in the quarter ended June 30, 2001 to 1.4 million in the quarter ended June 30, 2002, a 40.9% increase. The net cost of sales for food calculated as a percentage of food revenue was 33.1% for the quarter ended June 30, 2002 compared to 34.9% for the quarter ended June 30, 2001.

         Hotel costs and expenses for the quarter ended June 30, 2002 were $1.4 million due to the opening of the Mohegan Sun hotel in April 2002.

         Retail, entertainment and other costs and expenses for the quarter ended June 30, 2002 increased by $1.8 million, or 26.4%, to $8.9 million from $7.0 million for the quarter ended June 30, 2001. The increase mainly is attributable to a $2.2 million increase in entertainment costs associated with events held in the Mohegan Sun Arena during the quarter ended June 30, 2002. Some of these events included an HBO boxing match with Arturo Gatti vs. Micky Ward, concerts by Brooks and Dunn, ZZ Top, Alan Jackson and Cher, Summer Music Mania, a special televised by the Fox network, a CBS television special by Marc Anthony, a stand-up comedy performance by Steve Harvey, seven Arena Football games and World Wrestling Entertainment event. The increase in entertainment costs is partially offset by a decrease in retail and gas station expenses of $1.2 million for the quarter ended June 30, 2002 compared to the prior year. This decrease was primarily attributable to lower retail sales in Mohegan Sun operated retail shops as a result of the addition of the Shops at Mohegan Sun. During the quarter ended June 30, 2002,

Mohegan Sun added two retail shops including a Joseph Abboud Menswear and Sun Shoes.

         Marketing, general and administrative costs and expenses for the quarter ended June 30, 2002 increased by $22.6 million, or 70.7%, to $54.6 million from the $32.0 million for the quarter ended June 30, 2001. This increase is primarily associated with costs to operate the expanded facility such as utilities, engineering, risk management and maintenance services, and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

         Pre-opening costs and expenses during the quarter substantially associated with the June 2002 grand opening celebration were $4.1 million for the quarter ended June 30, 2002 compared to $3.7 million in pre-opening costs and expenses (relating to the opening of the first phase of Project Sunburst) for the quarter ended June 30, 2001. The grand opening weekend celebration of the approximately 1,200-room, luxury Mohegan Sun hotel included performances by Cher, The Blues Brothers, Rosie O'Donnell, Ray Charles and Aretha Franklin.

         Depreciation and amortization for the quarter ended June 30, 2002 increased by $14.3 million, or 192.9%, to $21.7 million from $7.4 million for the quarter ended June 30, 2001. This increase was a result of $1.0 billion of assets related to Project Sunburst, including $63.5 million of capitalized interest, being placed in service between the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002.

         Income from operations for the quarter ended June 30, 2002 decreased by $7.5 million, or 13.1%, to $49.5 million from $57.0 million for the quarter ended June 30, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun and increases in depreciation and amortization associated with the completion of Project Sunburst, which included the opening of the Casino of the Sky, the Shops at Mohegan Sun, the 10,000-seat Mohegan Sun Arena and the 1,200 room hotel.

         Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended June 30, 2002 increased by $125,000, or 1.4%, to $9.1 million from $9.0 million for the quarter ended June 30, 2001. This increase is due to the Authority's quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to present value using the Authority's current risk free rate of investment.

         Interest income for the quarter ended June 30, 2002 decreased by $553,000, or 85.3%, to $95,000 from $648,000 in income for the quarter ended June 30, 2001. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $17.5 million and $39.3 million for the quarters ended June 30, 2002 and June 30, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than six months from the date of acquisition.

         Interest expense for the quarter ended June 30, 2002 increased by $18.5 million, or 575.1%, to $21.7 million from $3.2 million in expense for the quarter ended June 30, 2001. Included in interest expense for the quarter ended June 30, 2002 is a net gain of $82,000 due to the change in fair value of the Authority's derivative instruments. For the quarter ended June 30, 2001, interest expense included a net loss of $85,000 due to the change in the fair value of the Authority's derivative instruments. This increase mainly is attributable to higher average debt outstanding and a decrease in the amount of capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the quarter ended June 30, 2002, compared to $730.7 million for the quarter ended June 30, 2001. Capitalized interest was $2.2 million for the quarter ended June 30, 2002 compared to $11.5 million for the same period in the prior year. The weighted average interest rate for the quarter ended June 30, 2002 was 7.59%, compared to 7.67% for the quarter ended June 30, 2001.

         Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue totaled $64,000 for the quarter ended June 30, 2001. There was no loss from discontinued operations for the quarter ended June 30, 2002.

         Net income for the quarter ended June 30, 2002 decreased by $26.5 million, or 58.6%, to $18.8 million from $45.3 million for the quarter ended June 30, 2001. The decrease in net income primarily is due to the decrease in operating income as more fully described above and an increase in interest expense. The increase in interest expense is mainly attributable to higher average debt outstanding due to the completion of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the quarter ended June 30, 2002, compared to $730.7 million for the quarter ended June 30, 2001.

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

         Adjusted EBITDA for the nine months ended June 30, 2002 increased by $10.3 million, or 5.6%, to $193.8 million from $183.6 million for the nine months ended June 30, 2001. Mohegan Sun achieved a 26.2% Adjusted EBITDA margin for the nine months ended June 30, 2002 compared to a 32.1% Adjusted EBITDA margin for the nine months ended June 30, 2001. The decline in the margin was the result of increased labor, marketing and operating expenses related to operating the expanded Mohegan Sun facility increasing at a greater rate than revenues. Additionally, the unfavorable variance can be attributed to the national recession and the tragic events of September 11, 2001. The Authority relies heavily on drive-in traffic, and the Authority believes that its ability to host events in the arena on weekends and to otherwise accommodate guests during peak periods has been limited until recently when the parking enhancements provided by the Thames Garage and the Indian Summer Garage were fully completed in April and June 2002, respectively. See "Overview-Additional Mohegan Sun Enhancements-Parking Garages" and "Liquidity, Capital Resources and Capital Spending-Capital Expenditures" for a discussion of parking enhancements.

         The Connecticut slot market grew at a rate of 13.1% for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. The State of Connecticut reported a gross slot win of $1.1 billion and $973.5 million for the nine months ended June 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market's growth in slot win as it experienced an increase in gross slot revenues of 24.3% in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 due to expanded capacity as described below. Mohegan Sun gross slot revenues were $519.0 million and $417.7 million for the nine months ended June 30, 2002 and 2001, respectively. Gross slot win per unit per day was $306 and $478 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,204 in the nine months ended June 30, 2001 to approximately 6,206, in the nine months ended June 30, 2002. The increase in weighted average slot machines primarily is attributable to the opening of the Casino of the Sky, which added a total of approximately 2,500 slot machines to Mohegan Sun and the Hall of the Lost Tribes smoke free slot machine venue.

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

         Retail, entertainment and other revenues for the nine months ended June 30, 2002 increased by $579,000, or 1.4%, to $43.2 million from $42.6 million for the nine months ended June 30, 2001. Entertainment revenue increased by $3.0 million primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. Additional increases are attributable to an increase in other revenue of $2.8 million primarily associated with the rental income earned from third party retail tenants in the Shops at Mohegan Sun. These increases are partially offset by a $5.3 million decrease in retail revenue due to a shift in patronage from Mohegan Sun operated outlets, including the Mohegan Sun Citgo, to the third party retail tenants in the Shops at Mohegan Sun.

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

         Total operating costs and expenses for the nine months ended June 30, 2002 increased by $197.0 million, or 47.6%, to $610.8 million from $413.8 million during the nine months ended June 30, 2001. The majority of the increase is attributable to additional operating costs and expenses resulting from the opening of Project Sunburst and a $38.0 million increase in depreciation and amortization expense due to the opening of the Casino of the Sky.

         Gaming costs and expenses for the nine months ended June 30, 2002 increased by $77.1 million, or 31.7%, to $320.2 million from $243.1 million for the nine months ended June 30, 2001. The majority of the increase is attributable to additional labor costs associated with an approximately 82-unit increase in table games and the addition of approximately 2,560 slot machines associated with the opening of the first phase of Project Sunburst. The point redemption by Mohegan Sun Player's Club patrons in the third party retail tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun's gaming expenses for the nine months ended June 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 46.4% in the nine months ended June 30, 2002 compared to 44.4% in the same period of the prior year.

         Food and beverage costs and expenses for the nine months ended June 30, 2002 increased by $11.6 million, or 62.7%, to $30.0 million from $18.5 million for the nine months ended June 30, 2001. These increases are the result of higher food and beverage operating costs, particularly labor costs and other operating expenses due to the September 25, 2001 opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Rain Fidelia's and Tuscany, the arena concessions, the Cabaret bar and Leffingwell's bar located at the base of Wombi Rock and the Sachem's Lounge. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 2.8 million in the nine months ended June, 2001 to 3.8 million in the nine months ended June 30, 2002, a 36.6% increase. The net cost of sales for food as calculated as a percentage of food revenue was 34.2% in the nine months ended June 30, 2002, compared to 35.1% for the nine months ended June 30, 2001.

         Hotel costs and expenses for the nine months ended June 30, 2002 were $1.4 million due to the opening of the Mohegan Sun hotel in April 2002.

         Retail, entertainment and other costs and expenses for the nine months ended June 30, 2002 increased by $6.6 million, or 29.5%, to $29.1 million from $22.5 million for the nine months ended June 30, 2001. This increase mainly is attributable to an increase in entertainment costs associated with events held in the Mohegan Sun Arena in the nine months ended June 30, 2002. The first event held in the Mohegan Sun Arena on October 26, 2001 was a pre-season NBA basketball game with Michael Jordan and the Washington Wizards. Additional events included the National Women's Basketball League Championships, concerts with Tim McGraw, Gloria Estefan, Aerosmith, Bob Dylan, Janet Jackson, Anne Murray, Julio Iglesis, Toby Keith, Brooks and Dunn, ZZ Top, Alan Jackson, Cher and Marc Anthony, Summer Music Mania, ESPN Bowling, an exhibition tennis match with Martina Navritolova and Monica Seles, Showtime Boxing, Polkapalooza and an HBO boxing event with Arturo Gatti vs. Micky Ward. Also contributing to the increase are expenses associated with the Cabaret, an intimate 300-seat theater that plays host to entertainers from singers, such as Tony Bennett, Betty Buckley, Shirley Jones and Jack Jones, to comics, such as Phyllis Diller, Nell Carter and the Amazing Kreskin.

         Marketing, general and administrative costs and expenses for the nine months ended June 30, 2002 increased by $61.5 million, or 59.3%, to $165.3 million from the $103.8 million for the nine months ended June 30, 2001. This increase is associated primarily with costs to operate the expanded facility such as utilities, engineering, risk management and maintenance services and marketing expenses targeted to promote Mohegan Sun through all major media outlets.

         Pre-opening costs and expenses associated with the opening of the Mohegan Sun hotel were $7.8 million for the nine months ended June 30, 2002 compared to pre-opening costs and expenses (relating to the opening of the first phase of Project Sunburst) of $7.0 million for the nine months ended June 30, 2001.

         Depreciation and amortization for the nine months ended June 30, 2002 increased by $38.0 million, or 200.9%, to $57.0 million for the nine months ended June 30, 2002 from $18.9 million for the nine months ended June 30, 2001. This increase was a result of $1.0 billion of assets related to Project Sunburst, including $63.5 million of capitalized interest, being placed in service.

         Income from operations for the nine months ended June 30, 2002 decreased by $28.5 million, or 18.1%, to $129.1 million from $157.6 million for the nine months ended June 30, 2001. This decrease is attributable to increases in costs and expenses associated with the expansion of Mohegan Sun, including increased staffing levels and depreciation and amortization of the expanded facility.

         Accretion of the discount associated with the relinquishment liability reassessment for the nine months ended June 30, 2002 increased by $376,000, or 1.4%, to $27.3 million from $26.9 million for the same period in the prior year. This increase is due to the Authority's quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to present value using the Authority's current risk free rate of investment.

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

         Interest expense for the nine months ended June 30, 2002 increased $39.0 million, or 288.4%, to $52.5 million from $13.5 million for the nine months ended June 30, 2001. Included in interest expense for the nine months ended June 30, 2002 is a net gain of $972,000 due to the change in the fair value of the Authority's derivative instruments. For the nine months ended June 30, 2001, interest expense included a net loss of $2.4 million due to the change in the fair value of the Authority's derivative instruments. This increase is attributable mainly to higher average debt outstanding and a decrease in capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the nine months ended June 30, 2002, compared to $610.5 million for the nine months ended June 30, 2001. Capitalized interest was $12.4 million for the nine months ended June 30, 2002 compared to $28.2 million for the same period in the prior year. The weighted average interest rate for the nine months ended June 30, 2002 was 7.39%, compared to 8.03% for the nine months ended June 30, 2001.

         Loss from discontinued operations associated with the conversion of the bingo hall into the Hall of the Lost Tribes smoke-free slot machine venue totaled $591,000 for the nine months ended June 30, 2001. There was no loss from discontinued operations for the nine months ended June 30, 2002.

         Net income for the nine months ended June 30, 2002 decreased by $69.4 million, or 58.4%, to $49.5 million from $118.9 million for the same period in the prior year. The decrease in net income primarily is due to the decrease in operating income as more fully described above and an increase in interest expense. The increase in interest expense is mainly attributable to higher average debt outstanding due to the completion of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the nine months ended June 30, 2002, compared to $610.5 million for the nine months ended June 30, 2001.

Liquidity, Capital Resources and Capital Spending

         As of June 30, 2002, the Authority held cash and cash equivalents of $57.3 million, a decrease of $17.0 million from $74.3 million as of September 30, 2001. This decrease is mainly attributable to the decrease in investments held at June 30, 2002 due to liquidation of the investments for construction payments. Cash provided by operating activities for the nine months ended June 30, 2002 decreased by $13.6 million, or 9.8%, to $125.5 million from $139.2 million for the nine months ended June 30, 2001. This decrease in cash provided by operating activities is attributable to a decrease in net income, partially offset by lower working capital needs.

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

External Sources of Liquidity

Bank Credit Facility

         As of June 30, 2002, the Authority had $220.0 million outstanding under the $400.0 million reducing, revolving, collateralized Bank Credit Facility (the "Bank Credit Facility") with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. The Authority draws on the Bank Credit Facility primarily in connection with the major expansion of Mohegan Sun, known as Project Sunburst, and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority's assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by each of the Authority's cash operating accounts.

         At the Authority's option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority's Total Leverage Ratio as defined in the Bank Credit Facility). As of June 30, 2002, one-month LIBOR was 1.84% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan that is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of June 30, 2002, the Authority had no base rate loans. Accrued interest on the Bank Credit Facility was $178,000 at June 30, 2002.

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

         Capital Expenditures

         Capital Expenditures Incurred to Date. Capital expenditures totaled $205.8 million including capitalized interest for the nine months ended June 30, 2002, versus $428.0 million for the same period in the prior year. These capital expenditures were an aggregate of the following:

         . Cumulative Project Sunburst construction expenses totaled $1.055 million, including $63.5 million in capitalized interest and net of $5.0 million expensed or recorded as inventory, through June 30, 2002. During the nine months ending June 30, 2002, expenditures totaled $143.3 million, including $12.4 million in capitalized interest and net of $3.7 million expensed or recorded as inventory, versus $421.5 million, including $28.2 million in capitalized interest, expended during the nine months ended June 30, 2001. The Mohegan Sun hotel and convention center opened in June 2002.

         . Property maintenance capital expenditures for furniture, fixtures and equipment totaled $22.1 million and $14.7 million for the nine months ended June 30, 2002 and June 30, 2001, respectively.

     . Capital expenditures on the Authority's electrical and water systems infrastructure improvements totaled $2.8 million and $6.7 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. Cumulative infrastructure improvements totaled $35.0 million as of June 30, 2002. The total estimated cost of the infrastructure improvements is $35.0 million. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

     . Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $50.8 million for the nine months ended June 30, 2002. The Authority did not incur any capital expenditures for the Indian Summer Garage for the nine months ended June 30, 2001. Cumulative expenditures totaled $60.5 million as of June 30, 2002. The Indian Summer Garage opened in June 2002.

     . Capital expenditures for the $25.0 million, 1,700-space Thames Garage have totaled $22.7 million to date, all of which have been spent during the nine months ended June 30, 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the nine months ending June 30, 2001. The Thames Garage opened in April 2002.

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

         In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of June 30, 2002, construction retainage totaled $10.3 million, which has been included in construction accounts payable in the Authority's financial statements.

         Expected future capital expenditures. During the remainder of fiscal year 2002, the Authority expects capital expenditures to total approximately $13.3 million and to be allocated as follows:

     .    $2.9 million on maintenance capital expenditures.

     .    $3.6 million on Project Sunburst construction.

         .    $4.5 million on the Indian Summer parking garage.

         .    $2.3 million on the Thames Garage.

         Project Sunburst

         The Tribe received a notification from TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. Mohegan Sun currently anticipates funding the cost overrun from the Bank Credit Facility. As of June 30, 2002, the Authority has spent $996.4 million, excluding capitalized interest, on Project Sunburst. The remaining $3.6 million is anticipated to be spent during the remainder of fiscal year 2002.

         As of June 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $2.2 million and $11.5 million for the quarter ended June 30, 2002 and 2001, respectively. Capitalized interest totaled $12.4 million and $28.2 million for the nine months ended June 30, 2002 and 2001, respectively.

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

Relinquishment Agreement

         Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until January 1, 2000, when the Management Agreement terminated, and the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $588.6 million as of June 30, 2002. The Authority reassesses the relinquishment liability when necessary to account for material increases or decreases in projected revenues and quarterly to reflect the impact on the time value of money due to the passage of time. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $30.7 million in Senior Relinquishment Payments during the nine months ended June 30, 2002. Of the $30.7 million in relinquishment payments for the nine months ended June 30, 2002, $8.1 million represents principal amounts and the remaining $22.6 million is payment for the accretion of interest. As of June 30, 2002, relinquishment payments earned but unpaid were $20.4 million. During the nine months ended June 30, 2001, the Authority paid $26.1 million in Senior Relinquishment Payments, consisting of $6.9 million in principal amounts and $19.2 million for the accretion of interest.

         Distributions to the Tribe

         During the three and nine months ending June 30, 2002, the Authority distributed $11.2 million and $27.9 million, respectively, to the Tribe. The Authority distributed $20.0 million and $40.0 million, respectively, to the Tribe for the three and nine months ended June 30, 2001.

         Debt Service Costs

         For the quarter and nine months ended June 30, 2002 and June 30, 2001 the Authority incurred the following debt service costs (in thousands):

                                                          For the             For the              For the              For the
                                                          Quarter             Quarter            Nine Months          Nine Months
                                                           Ended               Ended                Ended                Ended
                                                       June 30, 2002       June 30, 2001        June 30, 2002        June 30, 2001
                                                  ----------------------  ---------------   ----------------------  ---------------
                                                  (restated - see note 7                    (restated - see note 7
                                                    to the Authority's                       to the accompanying
                                                   financial statements)                     financial statements)

       Bank Credit Facility                            $      3,776        $      2,795         $     12,337         $      3,882
       $200M 8.125% Senior Notes                              4,063               4,063               12,187               12,187
       $300M 8.75% Senior Subordinated Notes                  6,563               6,563               19,688               19,688
       $150M 8.375% Senior Subordinated Notes                 3,141                   -                9,422                    -
       $250M 8% Senior Subordinated Notes                     5,000                   -                7,167                    -
       Financing Fees                                         1,515               1,163                5,039                3,257
       Capital lease obligations                                  -                  47                    9                  236
       Derivative instruments                                   (82)                 85                 (972)               2,488
       Capitalized interest                                  (2,244)            (11,497)             (12,353)             (28,214)
                                                  ----------------------  ---------------  ----------------------  ---------------
         Total Interest Expense                        $     21,732        $      3,219         $     52,524         $     13,524
                                                  ======================  ===============  ======================  ===============

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

                                                Fiscal
     Contractual Obligations                     Year
     (in thousands)                            2002 (1)    2-3 years    4-5 years   After 5 years
     ---------------------------------------------------------------------------------------------
     Long-term debt (2)                        $ 22,000     $236,000     $200,000        $700,000
     Construction obligations (3)               157,239            -            -               -
     Development obligations (4)                  4,718            -            -               -
                                            ------------------------------------------------------
     Total                                     $183,957     $236,000     $200,000        $700,000
                                            ======================================================

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

                                       37

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

         In addition to the contractual obligations described above, the Authority has certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect or undermine such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table below are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts the Authority has prepared the information for only ten years.

                                                      Fiscal
         Contractual Commitments                       Year
         (in thousands)                              2002 (1)     2-3 years    4-5 years     5-10 years
        ------------------------------------------------------------------------------------------------
         Slot winning payment commitments (2)          180,381      392,963      425,029      1,184,902
         Relinquishment commitments (3)                 55,935      128,675      139,162        578,699
         Priority distributions (4)                     14,882       31,282       33,420         93,889
                                                 -------------------------------------------------------
         Total                                        $251,198     $552,920     $597,611     $1,857,490
                                                 =======================================================

       (1) Amounts due within one year represent payment commitments from October 1, 2001 to September 30, 2002.
       (2) Slot winning payment commitments are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2001, 2000 and 1999, the Slot Win Contribution totaled $144.6 million, $135.1 million and $121.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
       (3) Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in
           Note 6 to the Authority's financial statements. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement See
           Note 6 to the Authority's financial statements.
       (4) Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority
           Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2001, the Authority paid $14.0 million in priority distributions to the Tribe. In addition, for the nine months ended June 30, 2002, the Authority paid $11.4 million in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.361%.

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

         The Authority's trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. During the nine months ended June 30, 2002, the Authority applied the initial fair value test and determined that no impairment existed.

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

New Accounting Pronouncements

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers." In April 2002, the Authority adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Authority offers cash inducements in certain circumstances and has reflected $227,000 for the nine months ended June 30, 2002 as an offset to gaming revenues for these incentives.

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



                               For the Quarter      For the Quarter       For the Nine        For the Nine
                                    Ended                Ended            Months Ended        Months Ended
                                June 30, 2002        June 30, 2001        June 30, 2002       June 30, 2001
                             --------------------  -----------------  --------------------  -----------------
                               (restated - see                           (restated - see
                                note 7 to the                             note 7 to the
                                 Authority's                               Authority's
                                  financial                                 financial
                                 statements)                                statements)
     Net income                   $    18,755         $    45,289          $    49,495         $   118,862
     Trademark amortization                 -                 859                    -               2,577
                             --------------------  -----------------  --------------------  -----------------
     As adjusted net income       $    18,755         $    46,148          $    49,495         $   121,439
                             ====================  =================  ====================  =================

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a significant impact on results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority's primary exposure to market risk is interest rate risk associated with its $400.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 3 to the Authority's financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of June 30, 2002, the Authority had drawn down $220.0 million from the Bank Credit Facility. The Authority uses derivative instruments, including an interest rate cap, interest rate collar and an interest rate swap as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility.

        Derivative instruments held by the Authority at June 30, 2002 are as follows:

                                                         Notional     Estimated
                                   Maturity Date           Value      Fair Value
                                   -------------         --------     ----------
  Interest Rate Cap
    Strike Rate - 8%               October 1, 2003   $ 63,715,200           $200

  Interest Rate Collar
    Ceiling Strike Rate - 8%
    Floor Strike Rate - 6%         March 1, 2004       73,374,200     (2,283,753)

  Interest Rate Swap
    Pay fixed - 6.35%
    Receive Variable               March 1, 2004       36,687,100     (1,241,450)
                                                     ------------    -----------
           Total                                     $173,776,500    ($3,525,003)
                                                     ============    ===========

        All derivative instruments are based upon one-month LIBOR, which was 1.84% on June 30, 2002.

                           PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The Exhibit Index filed herewith is incorporated herein by reference.

(b)      Reports on Form 8-K

         On April 5, 2002, the Authority filed a Current Report on Form 8-K regarding its decision to dismiss its independent auditors, Arthur Andersen LLP and to engage the services of PricewaterhouseCoopers LLP as it new independent auditors.

         On June 24, 2002, the Authority filed a Current Report on Form 8-K regarding Amendment No. 4 to its Bank Credit Facility. The amendment revised the total leverage ratio permitted as of June 30, 2002 to 5.25 to 1.0 from 5.00 to 1.00 and increased the construction budget from $960.0 million to $1.0 billion.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MOHEGAN TRIBAL GAMING AUTHORITY



Date:  November 12, 2002         By:      /s/ Mark F. Brown
     ----------------------         ---------------------------------------
                                 Mark F. Brown
                                 Chairman, Management Board



Date:  November 12, 2002         By:      /s/ William J. Velardo
     ----------------------         ---------------------------------------
                                 William J. Velardo
                                 President and Chief Executive Officer



Date:  November 12, 2002         By:      /s/ Jeffrey E. Hartmann
     ----------------------         ---------------------------------------
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


Date: November 12, 2002                    /s/ William J. Velardo
                                           ------------------------------
                                           William J. Velardo
                                           President and Chief Executive Officer

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

Date: November 12, 2002                  /s/ Jeffrey E. Hartmann
                                         ---------------------------------------
                                         Jeffrey E. Hartmann
                                         Executive Vice President, Finance and
                                         Chief Financial Officer

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

    99.1* Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2* Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.