Form 10-K
period 2002-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2002-12-19
CIK 1005276

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 033-80655

MOHEGAN TRIBAL GAMING AUTHORITY
(Exact name of registrant as specified in its charter)

Connecticut	06-1436334
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

One Mohegan Sun Boulevard, Uncasville, CT	06382
(Address of principal executive offices)	(Zip Code)

(860) 862-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Form 10-K to the “Authority” and the “Tribe” are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms “we,” “us” and “our” refer to the Tribe and the Authority, collectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements about future events, including, without limitation, information relating to plans for future enhancements and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe the Authority’s objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the Authority’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, including the financial statements, included in this Form 10-K.

In addition to the risk factors described under “Part I. Item 1. Business—Risk Factors,” the following important factors could affect future results, causing actual results to differ materially from those expressed in the Authority’s forward-looking statements:

•	the financial performance of the Casino of the Earth, the Casino of the Sky, the hotel and the convention center;

•	increased competition from new or existing gaming operations;

•	the Authority’s dependence on existing management;

•	the Authority’s leverage and ability to meet its debt service obligations;

•	general domestic and global economic conditions;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the potential legalization of gaming in a number of jurisdictions); and

•	maintenance of licenses required under gaming laws and regulations and construction permits and approvals required under applicable laws and regulations.

These factors and the other risk factors discussed in this Form 10-K are not necessarily all of the important factors that could cause the Authority’s actual results to differ materially from those expressed in any of its forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on the Authority’s future results. The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. The Authority does not have and does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to the Authority or persons acting on behalf of the Authority are expressly qualified in their entirety by the factors discussed above. The Authority cannot assure you that projected results or events will be achieved.

PART I

Item 1.     Business.

Overview

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior.

The Mohegan Tribal Gaming Authority, or the Authority, established on July 15, 1995, is an instrumentality of the Tribe with the exclusive power to conduct and regulate gaming activities for the Tribe on tribal lands. On October 12, 1996, the Authority opened a casino known as Mohegan Sun.

The Authority’s mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382 and its telephone number is (860) 862-8000. Our website is located at www.mohegansun.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission.

The disclosure relating to the Authority’s business is organized as follows:

•	Mohegan Sun;

•	Project Sunburst;

•	Additional Mohegan Sun Enhancements;

•	Other Reservation Enhancements;

•	Strategy;

•	Market;

•	Competition from Other Gaming Operations;

•	Mohegan Tribe of Indians of Connecticut;

•	Mohegan Tribal Gaming Authority;

•	Government Regulation;

•	Material Agreements;

•	Certain Indebtedness;

•	Environmental Matters;

•	Employees and Labor Relations;

•	Risk Factors; and

•	Risks Related to Indian Gaming Industry.

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. Recently, the Authority substantially completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002, with substantial completion of construction occurring in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility which, at September 30, 2002, includes the following two casinos:

Casino of the Earth.    The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines, 170 table games (including blackjack, roulette, craps and baccarat) and 36 poker tables;

•
food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 440-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky.    The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,560 slot machines and 90 table games (including blackjack, roulette, craps and baccarat);

•
food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop with room service, a 350-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by Mohegan Sun, as well as four full-service and three quick-service restaurants and one lounge operated by third-parties, for a total of approximately 2,200 restaurant seats;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat cabaret;

•	a child care facility and an arcade-style recreation area;

•	the Shops at Mohegan Sun containing approximately 30 different retail shops, six of which are owned by the Authority;

•	an approximately 1,200-room luxury hotel;

•	a 20,000 square foot spa; and

•	approximately 100,000 square feet of convention space.

As of September 30, 2002, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

Project Sunburst

During the quarter ended March 31, 2002, the Tribe received a notification from Trading Cove Associates, or TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst was estimated to be $1.0 billion, excluding capitalized interest, which represented an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase related to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase related to theming and quality improvements and claims reserves in the amount of $18.0 million. As of September 30, 2002, the Authority had incurred $997.8 million, excluding capitalized interest, on Project Sunburst.

As of September 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $12.4 million, $40.7 million and $9.9 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Additional Mohegan Sun Enhancements

In addition to Project Sunburst, the Authority has completed the following capital improvements to the Mohegan Sun facility:

Parking Garages.    During the fiscal year ended September 30, 2002, the Authority completed construction of two parking garages, the Thames Garage and the Indian Summer Garage. The Thames and Indian Summer Garages provide approximately 1,700 and 2,700 additional parking spaces, respectively, and opened in April and June 2002, respectively.

Project Sunburst Utilities.    The Authority has constructed various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority incurred this portion of the total costs, which have totaled $35.0 million. These improvements were completed in various stages through April 2002.

Other Reservation Enhancements

Child Development Center.    The Tribe is constructing a 36,000 square foot employee day care facility, which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility’s cost; however, that amount later was fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project. Construction began in November 2001, and the Tribe anticipates that the project will be completed in December 2002.

Strategy

The Authority’s overall strategy is to profit from expanding demand in the gaming market in the northeastern United States. Mohegan Sun’s initial success has resulted primarily from guests living within 100 miles of Mohegan Sun. Based upon Mohegan Sun’s results and experience to date, the Authority believes that the gaming market in the northeastern United States is strong and that there is significant demand for additional amenities. The Authority expects to develop Mohegan Sun into a full-scale entertainment and destination resort and believes that this strategy will increase the number of guests and lengthen their stays at Mohegan Sun. See “—Market” and “—Competition from Other Gaming Operations.”

Market

Mohegan Sun and the Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in the northeastern United States outside of Atlantic City, New Jersey, which is approximately 260 miles from Mohegan Sun. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan Sun, the Authority believes that the gaming market in the northeastern United States remains underserved.

Competition from Other Gaming Operations

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming law pursuant to a compact with the state in which they operate or on cruise ships in international waters. See “—Government Regulation—The Indian Gaming Regulatory Act of 1988.” Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gambling operations is likely to increase in the near future. A number of states, including Massachusetts and New York also have considered legalizing commercial casino gaming by non-Indians in one or more locations. We cannot predict whether any of these individual groups or other efforts to legalize commercial casino gaming will be successful, and if established, whether such commercial casino gaming operations will have a material adverse effect on the Authority’s operations and its ability to meet its obligations.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods has been in operation for approximately eleven years and may have greater financial resources and greater operating experience than the Authority or the Tribe. In addition, for a number of years Foxwoods has offered several amenities that Mohegan Sun only recently began to offer to its guests, including hotel accommodations and a convention center.

Since substantial completion of the Project Sunburst expansion in June 2002, the Authority has broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. This means that Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey and, to a lesser extent, gaming resorts such as those on the Gulf Coast of Mississippi and Las Vegas, Nevada. Many of these casinos and other resorts have greater resources and greater name recognition than Mohegan Sun.

The following is an assessment of the competitive prospects in Connecticut and the northeastern United States.

Connecticut

Currently, only the Tribe and the Mashantucket Pequot Tribe are authorized to conduct commercial casino gaming in Connecticut. As required by their individual Memoranda of Understanding, or MOUs, with the State of Connecticut, the Tribe and the Mashantucket Pequot Tribe make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. Together, expenses related to these payments totaled over $378.0 million for the fiscal year ended September 30, 2002, of which the Authority contributed $179.6 million.

Pursuant to the terms of an exclusivity clause in each MOU, the payments will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or, any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut (except those consented to by the Tribe and the Mashantucket Pequot Tribe).

In June 2002, the Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. While the State of Connecticut and several other groups formally appealed the BIA’s recognition decision in October 2002, the Historic Eastern Pequot Tribe has announced its intention to develop a casino in southeastern Connecticut. In addition, several other groups of individuals in Connecticut are seeking federal recognition as Indian tribes with the announced intent of establishing gaming operations in Connecticut. Some of these groups have publicized the existence of financial backers for the construction of gaming facilities. Currently, only three of these groups are actively being considered by the BIA:

•
Schaghticoke Tribe of Kent, Connecticut—On December 5, 2002, the BIA issued a preliminary determination rejecting the Tribe’s petition for federal recognition. A final determination is expected no earlier than September 2003.

•
Golden Hill Paugussett Tribe of Trumbull, Connecticut—A petition currently is pending before the BIA and a preliminary decision on federal recognition is expected in January 2003. A final decision is expected no earlier than October 2003. If the Golden Hill Paugussetts gain federal recognition, they would still have several major hurdles to overcome before they could commence gaming operations. Such hurdles include, among other things, land taken into trust by the federal government, negotiation of a compact with the State of Connecticut, adoption of a tribal gaming ordinance and negotiation of a gaming management agreement (both of which must be approved by the National Indian Gaming Commission, or NIGC), obtain project financing and construction of a facility.

•
Hassanamisco Band of the Nipmuc Tribe—In October 2001, the BIA reversed the prior administration’s preliminary determination and rejected the Hassanamisco Band of the Nipmuc Tribe’s petition to be recognized as an Indian tribe. After the preliminary determination, the Tribe initially had 180 days to submit additional information in support of their petition. This period was extended until October 1, 2002. The Hassanamisco Band has 60 days to respond to any third-party comments, including a legal brief submitted by the State of Connecticut supporting the BIA’s preliminary determination, but a specific timetable for a final decision has not been established. Although officially based in Massachusetts, the Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition because of a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive final federal recognition, it would likely attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for construction of gaming facilities.

While the federal recognition process for the individual groups described above is proceeding, it is not clear if or when federal recognition will be achieved. Even upon gaining federal recognition, a tribe must, among other things, have land taken into trust by the federal government, negotiate a compact with the State of Connecticut, adopt a tribal gaming ordinance and negotiate a gaming management agreement (both of which must be approved by the NIGC), obtain financing and construct a facility before gaming operations may commence.

Rhode Island

Commercial casino gaming does not exist in Rhode Island although the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 2,478 video slot machines and have petitions pending before the Rhode Island Lottery Commission for approximately 1,825 additional machines. A favorable decision on these petitions is expected in January 2003. In November 1994, Rhode Island voters defeated numerous local and statewide gaming referenda and passed a referendum, which requires that any new gaming proposals be approved in a statewide referendum. The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under the specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility unless it is successful in winning both local and statewide referenda. While Rhode Island officials have rejected such efforts in the past, gaming advocates are seeking another referendum. The Narragansett Tribe has announced that it will continue to pursue the development of a casino in West Warwick, Rhode Island with the financial backing of Harrah’s Entertainment, Inc. In addition, the Rhode Island legislature recently directed a committee in its House of Representatives to study the effects of casino gambling and the impact on the state’s two video slot machine locations. There are several pending federal recognition petitions from other Rhode Island groups, but none are being actively considered by the BIA for federal recognition. It is not clear if, or when, federal recognition for these groups will be achieved.

Massachusetts

Recently, acting Governor Jane M. Smith created a commission to study the effects of legalizing gambling in Massachusetts and directed the commission to issue a recommendation to the legislature by December 31, 2002. The newly elected Governor of Massachusetts has indicated his willingness to consider proposals for gambling as a method to offset state budget deficits.

The Wampanoag Tribe of Gay Head (Aquinnah) of Massachusetts, located on the island of Martha’s Vineyard, is currently the only federally recognized Indian tribe in Massachusetts. The Wampanoag Tribe has announced plans to open a high-stakes bingo facility in Fall River, for which no state compact would be required, but significant hurdles, including local government approval, still remain. To date no such facility has been constructed. The Wampanoag Tribe also has proposed developing a casino at a location in southeastern Massachusetts including Fall River, New Bedford or Plymouth.

As discussed above, in October 2001, the BIA reversed the prior administration’s preliminary determination and rejected the Hassanamisco Band of the Nipmuc Tribe’s petition to be recognized as an Indian tribe. After the preliminary determination, the Tribe initially had 180 days to submit additional information in support of its petition. This period was extended until October 1, 2002. The Hassanamisco Band now has 60 days to respond to any third-party comments, including a legal brief submitted by the State of Connecticut supporting the BIA’s preliminary determination, but a specific timetable for a final decision has not been established. If the Hassanamisco Band were ever to receive final federal recognition, it would likely attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for construction of gaming facilities.

A separate band of the Nipmuc Tribe, the Chaubanagungamaug Band, also submitted a petition to be recognized as an Indian tribe. The Clinton administration made a determination to preliminarily reject this petition in January 2001. After the preliminary determination, the Chaubanagungamaug Band initially had 180 days to submit additional information in support of their petition. This period was extended until October 1, 2002. The Chaubanagungamaug Band now has 60 days to respond to any third-party comments, but a specific timetable for a final determination has not been established. If the Chaubanagungamaug Band were to receive federal recognition, it would likely attempt to develop a casino in Massachusetts.

The Mashpee Tribe, located on Cape Cod, has obtained a federal court order which requires the BIA to make a final determination on its petition for federal recognition by December 2002. In June 2002 the United States Court of Appeals for the District of Columbia issued a stay pending a resolution of the appeal of the original court order. A number of other petitions for federal recognition are pending in Massachusetts, but we believe potential recognition of these pending petitions is several years away, if at all.

New York

New York has six federally recognized tribes with reservations in the northern and western part of the state. Two tribes, the Oneida Nation of New York and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In October 2001, New York approved legislation allowing an expansion of casino gaming by Indian tribes that could result in as many as six additional gaming operations within the state. This legislation approved the use of traditional slot machines, rather than video slot machines, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. As many as three of these additional gaming operations may be operated by the Seneca Nation in Western New York pursuant to a gaming compact negotiated with the Governor of New York. The United States Department of Interior recently took no formal stance on this gaming compact, which pursuant to IGRA, effectively approves the compact. The October 2001 legislation also authorizes the Governor of New York to negotiate and execute tribal-state compacts for the remaining three gaming operations with yet to be determined tribes for sites in Ulster and Sullivan counties, New York. The development and management of these proposed Indian gaming projects are also contingent upon various other regulatory approvals, including receipt of approvals from the BIA, the NIGC and local planning and zoning boards.

The Oneida Nation operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. Although no public information is available on this facility, the Authority believes that Turning Stone Casino Resort currently has approximately 1,798 VLTs (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos), approximately 112 table games and approximately 347 hotel rooms. The Oneida Nation has begun a $308.0 million expansion effort at Turning Stone, which will include the addition of approximately 341 hotel rooms and increase overall gaming space by 30,000 square feet. The Oneida Nation plans to finance the expansion with a recently obtained bank credit facility, public bond financing and tax-exempt bonds. Turning Stone currently draws customers primarily from the Syracuse market.

The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York near the Canadian border in April 1999. Although no public information is available on this facility, the Authority believes this casino has in excess of 38 table games and in excess of 288 VLTs. In April 2000, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corporation, a Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in New York for a period of three years, extendable thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay the St. Regis Mohawk Tribe 70% of the net profits. This agreement is subject to the approval of the NIGC. Park Place has acquired 50 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, approximately 170 miles from Mohegan Sun. On August 17, 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $500.0 million resort at this location in the Catskills. An application is currently pending with the BIA to transfer the 50-acre site to the United States in trust for the St. Regis Mohawk Tribe.

As discussed above, the Seneca Nation has reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to develop three casinos and this gaming compact was recently effectively approved by the United States Department of the Interior. The Seneca Nation proposes to open one of these three casinos in Niagara Falls on December 31, 2002 in accordance with certain provisions of IGRA that allow gaming on Seneca aboriginal tribal lands in Niagara Falls. This casino will offer full-scale gaming similar to that offered at Mohegan Sun, however, the Authority does not anticipate drawing customers from the Niagara Falls market. Although no public information is available on this facility, the Authority believes that Niagara Falls facility will have approximately 2,611 slot machines and approximately 91 table games. The other two Seneca casinos remain contingent upon other various regulatory approvals, including receipt of approvals from the NIGC and local planning and zoning boards. Possible future gaming locations for these gaming casinos include sites in Buffalo, New York and sites on the Seneca reservation in Vandalia and Gowanda, New York. The Seneca Nation also has bingo operations on two of its three reservations in western New York. These bingo halls are located in Vandalia and Gowanda, New York, both over 400 miles from Mohegan Sun.

The Stockbridge-Munsee Community of Mohican Indians of Wisconsin is considering opening a casino in Sullivan County, New York, in connection with the settlement of litigation regarding a Stockbridge-Munsee land claim in Madison County, New York. Recently, the Stockbridge-Munsee Tribe acquired 125 acres of land in Sullivan County. TCA, the entity responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst, has announced its intention to provide financial backing for this group. This project is contingent upon various regulatory approvals, including negotiation of a gaming compact with the Governor of New York and receipt of approvals from the BIA, the NIGC and local planning and zoning boards.

There are several pending federal recognition petitions from other New York groups, but none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating “cruises to nowhere” out of the New York City and Long Island, New York areas in January 1998. To date, New York has not prohibited gambling boat operations and only a small number of operators have applied for licenses for offshore gambling cruises. These “cruises to nowhere,” during which casino gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Due to the difference in the gaming experience, the Authority does not believe that the “cruises to nowhere” are potentially significant competition to Mohegan Sun.

The legislation discussed above also allows for the installation of VLTs at several racetracks in New York, including Aqueduct, Monticello, Yonkers, Finger Lakes Racetrack and Vernon Downs. Both Vernon Downs and Finger Lakes Racetrack are situated within the primary and secondary markets of Mohegan Sun. Vernon Downs recently announced plans to install up to 1,200 VLTs and expand its property to include a new hotel, convention center and amphitheater.

Maine

There are no casinos allowed in Maine other than at least one cruise boat that operates out of Maine and provides gambling operations on board. There are four federally recognized tribes in Maine, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town, in east central Maine. The Penobscot Tribe and the Passamaquoddy Tribe are attempting to gain approval for full-scale casino operations at various locations in Maine; however, to date, these efforts have been unsuccessful. None of the other federally recognized tribes in Maine have negotiated a tribal-state compact or otherwise significantly begun the process of developing casino operations.

New Hampshire

There are no casinos allowed in New Hampshire and no significant initiatives currently underway to facilitate legalization. The Governor of New Hampshire has recently proposed placing 3,750 VLTs at existing racetracks in the State. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

Vermont

There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow casino gambling. There are no federally recognized tribes in Vermont, but a petition for federal recognition is pending from the St. Francis/Sokoki Band of Abenakis in Swanton. We believe any approval of this petition is still several years away.

Mohegan Tribe of Indians of Connecticut

General

The Tribe became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,557 members and approximately 934 adult voting members. Although it only recently received federal recognition, the Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to Desert Storm. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members and a Council of Elders, consisting of seven members. All members of the Tribal Council and the Council of Elders are elected by the registered voters of the Tribe and serve terms of five years. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The current terms for the Tribal Council expire in October 2005 and the current terms for the Council of Elders expire in October 2004. The members of the Tribal Council are the same individuals who serve on the Management Board of the Authority. See “Part III. Item 10. Directors and Executive Officers of the Registrant—Management Board and Executive Officers.”

The Tribe’s Constitution vests all legislative and executive powers of the Tribe in the Tribal Council, with the exception of the power to enroll Tribal members, which is vested in the Council of Elders. The powers of the Tribal Council include the power to establish an executive branch departmental structure with agencies and subdivisions and to delegate appropriate powers to such agencies and sub-divisions.

The Tribe may amend the provisions of its Constitution that establish the Authority and the Gaming Disputes Court, which is described below, with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, a certain provision of the Tribe’s Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe’s Constitution, except those matters which relate to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.

Gaming Disputes Court

The Tribal Council has established the Gaming Disputes Court by Tribal ordinance and vested it with exclusive jurisdiction over all disputes related to gaming at Mohegan Sun. The Gaming Disputes Court is composed of a Trial Division and an Appellate Branch. A single judge presides over cases at the trial level. Trial Division decisions can be appealed to the Appellate Branch where cases are presided over by three judges, one of whom will be the Chief Judge, and none of whom will have presided at the Trial Division over the specific case being heard. Decisions of the Appellate Branch are final, and no further appeal is available.

The Gaming Disputes Court has jurisdiction over all disputes or controversies related to gaming between any person or entity and the Authority, the Tribe or TCA, who managed Mohegan Sun from its inception until December 31, 1999. The Gaming Disputes Court also has jurisdiction over all disputes arising out of the Authority’s regulatory powers, including licensing actions. The Tribe has adopted the substantive law of the State of Connecticut as the applicable law of the Gaming Disputes Court to the extent that such law is not in conflict with Mohegan Tribal Law. Also, the Tribe has adopted all of Connecticut’s rules of civil and appellate procedure and professional and judicial conduct to govern the Gaming Disputes Court.

Judges of the Gaming Disputes Court are chosen by the Tribal Council from a publicly available list of eligible retired federal judges and Connecticut Attorney Trial Referees, who are appointed by the Chief Justice of the Connecticut Supreme Court, each of whom must remain licensed to practice law in the State of Connecticut.

Judges are selected sequentially as cases are filed with the clerk of the Gaming Disputes Court. The Chief Judge of the Gaming Disputes Court, who serves as the Gaming Disputes Court’s administrative superintendent, is chosen by the Tribal Council from the list of eligible judges and serves a five-year term. Judges of the Gaming Disputes Court are subject to discipline and removal for cause pursuant to the rules of the Gaming Disputes Court. The Chief Judge is vested with the sole authority to revise the rules of the Gaming Disputes Court. Judges are compensated by the Tribe at an agreed rate of pay commensurate with their duties and responsibilities. Such rate cannot be diminished during a judge’s tenure.

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge.    Age: 52. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London since 1992.

F. Owen Eagan, Judge.    Age: 72. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge.    Age: 51. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge.    Age: 63. Judge Wilson was appointed to the Gaming Disputes Court in 1996. He has been a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. since 1967. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Mohegan Tribal Gaming Authority

The Tribe established the Authority in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. The Authority is governed by a nine-member Management Board, which are the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The Chief Executive Officer and other senior officers of Mohegan Sun are hired by the Management Board. The Chief Executive Officer and other senior officers are employees of the Authority. See “—Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors and Executive Officers of the Registrant—Management Board and Executive Officers.”

The Authority has two major functions. The first function is to direct the development, operation, management, promotion and construction of the gaming enterprise and all related activities. The second major function is to regulate gaming activities. The Authority’s Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees as well as vendors seeking to provide gaming products or services within the casino.

Government Regulation

General

The Authority is subject to special federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, the Authority is subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which gaming takes place and in which the Authority operates is only a summary and not a complete recitation of all applicable law. Moreover, since this particular regulatory environment is more susceptible to changes in public policy considerations than others, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on the Authority’s operations. See “—Risk Factors.”

Tribal Law and Legal Systems

Applicability of State and Federal Law

Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of this tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on Indian lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

Absent the consent of the Tribe or action of the United States Congress, the laws of the State of Connecticut do not apply to the Tribe or the Authority. Under the federal law that recognizes the Tribe, the Tribe consented to, among other things, the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.

Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies

Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as the Authority), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which would otherwise have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.

In connection with some of the Authority’s outstanding indebtedness, the Tribe and the Authority agreed to waive their sovereign immunity from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of the Authority’s applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or the Authority has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or the Authority from taking any action, or mandating or obligating the Tribe or the Authority to take any action, including a judgment compelling the Tribe or Authority to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. 1302 (or any successor statute).

The Indian Gaming Regulatory Act of 1988

Regulatory Authority

The operation of casinos, and of all gaming on Indian land, is subject to IGRA which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the BIA. The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the State of Connecticut under the Mohegan Compact and under the federal law that recognizes the Tribe.

The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Class II Gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of IGRA. IGRA also prohibits illegal gaming on Indian land and theft from Indian gaming facilities. The NIGC has adopted rules implementing specific provisions of IGRA, which govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain their facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees.

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. The Authority established and implemented tribal MICS on February 4, 2000. As of September 30, 2002, the Authority believes we are in material compliance with the MICS.

Tribal Ordinances

Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe’s jurisdiction. Therefore, the Authority’s gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe’s ordinances and regulations regarding gaming.

IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to (1) the ownership, security, personnel background, recordkeeping and auditing of a tribe’s gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.

Classes of Gaming

IGRA classifies games that may be conducted on Indian lands into three categories. “Class I Gaming” includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. “Class II Gaming” includes bingo, pulltabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. “Class III Gaming” includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called “table games” (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribes and is not subject to IGRA. Class II Gaming is permitted on Indian lands if (1) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity; (2) the gaming is not otherwise specifically prohibited on Indian lands by federal law; (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (4) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; (5) the primary management officials and key employees are tribally licensed; and (6) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie).

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming. The United States Congress has considered legislation that limits and/or prohibits gaming conducted over the Internet. The use of technology to conduct gaming operations and a state’s ability to regulate such activity have been the subject of several court cases in the past few years with no clear resolution of the issue.

Tribal-State Compacts

IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts for the conduct of Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of such laws and regulations, taxation by the Indian tribe of gaming activities in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of compacts, standards for the operation of gaming and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state’s expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration.

IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III gaming may be conducted on Indian lands. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement of both parties, or the provisions are modified as a result of a change in applicable law. The gaming operations of the Authority are subject to the requirements and restrictions contained in the Mohegan Compact which authorizes the Tribe to conduct most forms of Class III Gaming.

Tribal-state compacts have been the subject of litigation in a number of states, including Alabama, California, Florida, Kansas, Michigan, Mississippi, New Mexico, New York, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin. Tribes frequently seek to enforce the constitutionality of the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The United States Supreme Court resolved this issue by holding that the Indian commerce clause of IGRA does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.

There has been litigation in a number of states challenging the authority of state governors, under state law, to enter into tribal-state compacts without legislative approval. Federal courts have upheld such authority in Louisiana and Mississippi. The highest state courts of Arizona, Kansas, Michigan, New Mexico, New York and Rhode Island have held that the governors of those states did not have authority to enter into such compacts without the consent or authorization of the legislatures of those states. In the New Mexico and Kansas cases, the courts held that the authority to enter into such compacts is a legislative function under their respective state constitutions. The court in the New Mexico case also held that state law does not permit casino-style gaming.

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. The Connecticut Attorney General has issued a formal opinion which states that “existing [state] statutes provide the Governor with the authority to negotiate and execute the . . . [Mohegan] Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut Legislature passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

Possible Changes in Federal Law

Several bills have been introduced in the United States Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming.

Material Agreements

The following is a summary of the material terms of several of the Authority’s and the Tribe’s material agreements. This summary does not restate these agreements in their entirety. We urge you to read these agreements because they, and not these summaries, define the rights and obligations of the Authority and the Tribe. These agreements are included as exhibits to this Form 10-K.

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land. The Mohegan Compact has a perpetual term and is substantively similar to the procedures which govern gaming operations of the Mashantucket Pequot Tribe in Connecticut and provides, among other things, as follows:

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

(2)    The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III gaming activities conducted on the Tribe’s lands. The first of such standards was set forth in the Mohegan Compact and approved by the State of Connecticut gaming agency. State of Connecticut gaming agency approval is required for any revision to such standards. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency.

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

(6)    The State of Connecticut annually assesses the Tribe for the costs attributable to its regulation of the Tribe’s gaming operations and for the provision of law enforcement at the Tribe’s gaming facility.

(7)    Net revenues from the Tribe’s gaming operations may be applied only for purposes related to Tribal government operations and general welfare, Tribal economic development, charitable contributions and payments to local governmental agencies.

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

In May 1994, the Tribe and the State of Connecticut entered into a MOU which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the slot win contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operators consented to by the Tribe and the Mashantucket Pequot Tribe. The Authority’s financial statements reflect expenses associated with the Slot Win Contribution totaling $179.6 million, $144.6 million and $135.1 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. See also, “—Government Regulation.”

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville entered into an agreement whereby the Tribe agreed to pay to the town a recurring annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the town’s water system. The Tribe assigned its rights and obligations in the agreement with the Town of Montville to the Authority. As of September 30, 2002, the Authority fulfilled the obligation to make a one-time payment of $3.0 million for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets beginning on page F-1 of this Form 10-K and is being amortized over 40 years.

Land Lease from the Tribe to the Authority

The land upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on, and became effective as of, September 29, 1995. Summarized below are several key provisions of this lease. See also, “Item 2.—Properties.”

Term

The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

Rent and Other Operating Expenses

The Authority is required to pay to the Tribe a nominal annual rental fee. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be 8% of the tenant’s gross revenues from the premises. The Authority is responsible for the payment of all costs of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

Use of Leased Property

The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority’s interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgages

The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing the Authority’s obligations under the Bank Credit Facility granted by the Authority that provides, among other things, that (1) the Tribe will have the right to notice of, and to cure, any default of the Authority, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided in the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

Default Remedies

The Authority will be in default under the lease if, subject to the notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the United States Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or the Authority’s right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

Priority Distribution Agreement with the Tribe

On August 1, 2001, the Authority and the Tribe entered into a priority distribution agreement, the Priority Distribution Agreement, which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. See “—Certain Indebtedness—Bank Credit Facility.” The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million, including a $1.1 million adjustment for the Consumer Price Index, for the fiscal year ended September 30, 2002.

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority engaged Perini Building Company, Inc., or Perini, as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of September 30, 2002, Perini had received $24.7 million of the $25.5 million fee, which has been included in property and equipment in the accompanying balance sheets. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $9.5 million, $7.5 million and $6.0 million, respectively, related to the construction management fee. In addition, the Authority has agreed to pay Perini $1.3 million and $500,000 in construction management fees relating to the Indian Summer and Thames Garages, respectively. During the fiscal year ended September 30, 2002, the Authority incurred $1.3 million and $500,000 in construction management fees relating to the Indian Summer and Thames Garages, respectively, all of which has been paid. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Development Agreement

On February 7, 1998, the Authority and TCA entered into a development services agreement, the Development Agreement. Under the Development Agreement, TCA is responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst. TCA acts as the Authority’s representative in connection with construction contracts that are approved by the Authority. Specifically, TCA oversees all persons performing work on the expansion site, inspects the progress of construction, determines completion dates and reviews contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

Retail Facilities

As permitted by the Development Agreement, the Authority elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. The Authority chose the Gordon Group Holdings, Ltd. as the retail consultant for the retail portion of the expansion. This work was under the overall supervision of TCA.

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. The Authority paid development fees to TCA totaling $4.2 million, $5.8 million and $3.5 million, respectively for the fiscal years ended September 30, 2002, 2001 and 2000. Development fees earned, but not yet paid, totaled $238,000 at September 30, 2002.

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

Previous Management Agreement with Trading Cove Associates

On August 30, 1995, the Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement, or the Management Agreement, pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the fiscal year ended September 30, 2000. The amount for fiscal year 2000 represents only the amount earned from the period October 1, 1999 through December 31, 1999, the date upon which the Management Agreement was terminated.

Relinquishment Agreement with Trading Cove Associates

General

In February 1998, the Authority and TCA entered into the Relinquishment Agreement under which the Authority and TCA agreed to terminate the Management Agreement with TCA. This termination occurred on December 31, 1999. On January 1, 2000, the Authority assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA five percent of revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

Relinquishment Payments

The payments under the Relinquishment Agreement are divided into Senior Relinquishment Payments and Junior Relinquishment Payments, each of which are 2.5% of Revenues as defined in the Relinquishment Agreement. Senior Relinquishment Payments are payable quarterly in arrears and commenced on April 25, 2000 and the Junior Relinquishment Payments are payable semi-annually in arrears and commenced on July 25, 2000. Revenues are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the Mohegan Sun Arena and convention center and all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires) and proceeds of business interruption insurance.

Subordination of Relinquishment Payments/Priority Distribution to the Tribe

The Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

Trademarks

In connection with the Relinquishment Agreement, TCA has granted to the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights including the “Mohegan Sun” name, used at or developed for Mohegan Sun. The Authority has agreed, however, that it will only use the word “Sun” in conjunction with Mohegan Sun and Project Sunburst facilities and together with “Mohegan” or “Mohegan Tribe.”

Certain Indebtedness

The following is a summary of the material terms of several of the Authority’s other material debt obligations. This summary does not restate in entirety the terms of the agreements under which the Authority incurred these indebtedness. We urge you to read these agreements because they, and not these summaries, define the rights and obligations of the Authority and, in some cases, the Tribe. These agreements are included as exhibits to this Form 10-K.

Bank Credit Facility

As of September 30, 2002, the Authority had $251.0 million outstanding under a $350.0 million reducing, revolving, collateralized credit facility, or the Bank Credit Facility, with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) has been reduced from $400.0 million to $350.0 million on September 30, 2002, and will reduce by $50.0 million on the last day of each fiscal quarter thereafter. The Authority has drawn on the Bank Credit Facility primarily in connection with Project Sunburst and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority’s cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These financial covenants relate to the permitted maximums of the Authority’s total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. As of September 30, 2002 and 2001, the Authority was in compliance with all financial covenant requirements. Such covenants include provisions that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws;

•
except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe; and

•	permit a construction consultant to inspect and review the proposed expansion and all budgets, plans, designs and specifications on a periodic basis.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Bank Credit Facility). As of September 30, 2002, one-month LIBOR was 1.82% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at September 30, 2002.

Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum, or the Senior Notes. The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowing under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing, the 1999 Senior Subordinated Notes and the 2001 Senior Subordinated Notes.

1999 Senior Subordinated Notes

On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum, or the 1999 Senior Subordinated Notes. The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing and the 2001 Senior Subordinated Notes.

2001 Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum, or the 2001 Senior Subordinated Notes. The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing.

2002 Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum, or the 2002 Senior Subordinated Notes. The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. On June 28, 2002, the Authority successfully consummated its offer to exchange all outstanding 2002 Senior Subordinated Notes that it had issued on February 20, 2002 for $250.0 million of its fully registered 8.0% Senior Subordinated Notes due 2012. The terms of such fully registered exchange notes issued are identical to the terms of the 2002 Senior Subordinated Notes (such exchange notes are also referred to as the 2002 Senior Subordinated Notes). The Authority did not receive any additional proceeds from this exchange offer. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for and paid on October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001

Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement, that are then due and owing.

Line of Credit

On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank. At the Authority’s option, each advance shall bear interest at either the bank’s Prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread. Borrowings under this facility are uncollateralized obligations of the Authority. The facility expires in March 2004. As of September 30, 2002, no amounts were outstanding under the line of credit.

Environmental Matters

The site on which Mohegan Sun is located formerly was occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. United Nuclear Corporation’s facility was officially decommissioned on June 8, 1994 when the Nuclear Regulatory Commission confirmed that all licensable quantities of such nuclear material had been removed from the site and that any residual contamination from such material was remediated according to the Nuclear Regulatory Commission approved decommissioning plan.

From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Environmental Protection, or DEP, reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEP approved United Nuclear Corporation’s remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soils and additional investigation were completed to achieve the DEP’s cleanup criteria and demonstrate that the remaining soils complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to the data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEP has reviewed and approved the cleanup activities at the site, and, as part of the DEP’s approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to ensure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation’s environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation’s activities on the property.

The Authority is not currently incurring, and did not incur in fiscal years 2002, 2001 and 2000, any material costs related to compliance with environmental requirements with respect to the site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist or will be exposed due to the expansion. Should soil or groundwater contamination be identified during the course of the expansion, Connecticut remediation standard requirements will have to be met, in addition to any other applicable environmental remediation requirements.

Employees and Labor Relations

As of September 30, 2002, Mohegan Sun employed approximately 9,028 full-time employees, and 1,175 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes. See “Part III. Item 13. Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

Risk Factors

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. See also, “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Form 10-K.

The Authority’s substantial indebtedness could adversely affect its financial health.

The Authority currently has and will continue to have a significant amount of indebtedness. As of September 30, 2002, the Authority had outstanding long-term debt totaling approximately $1.2 billion. In addition, the Authority has borrowing capacity under the Bank Credit Facility of up to $350.0 million, of which $251.0 million was outstanding on September 30, 2002.

If the Authority had fully drawn all possible amounts available under the Bank Credit Facility, its total debt would have been approximately $1.3 billion as of September 30, 2002.

The Authority’s substantial indebtedness and other obligations could have important consequences to its business. For example, they could:

•	make it more difficult for the Authority to satisfy its debt service obligations;

•	increase the Authority’s vulnerability to adverse economic and industry conditions;

•
require the Authority to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general operating requirements;

•
limit the Authority’s flexibility in planning for, or reacting to, changes in its business and the gaming industry, which may place the Authority at a disadvantage compared to its competitors that have less debt, thereby hurting the Authority’s results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness; and

•	limit, along with the financial and other restrictive covenants in the Authority’s outstanding indebtedness, the ability to borrow additional funds.

Mohegan Sun’s failure to generate sufficient cash flow could prevent the Authority from fulfilling its debt service obligations with respect to its outstanding indebtedness.

The Authority relies on revenues from the gaming operations of Mohegan Sun to meet its debt service obligations. Such operations are subject to many financial, economic, political, competitive and regulatory factors beyond the Authority’s control. If Mohegan Sun is unable to generate sufficient cash flow, the Authority may be unable to meet its debt service obligations with respect to outstanding indebtedness. The Authority could be required to reduce or delay planned capital expenditures, dispose of some of its assets and/or seek to restructure some or all of its debt. The Authority cannot assure you that any of these alternatives would not have a material adverse effect on the Authority’s operations.

If the Authority is not able to compete successfully with existing and potential competitors, it may not be able to generate sufficient cash flow.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming law pursuant to a compact with the state in which they operate or on cruise ships in international waters. See “—Government Regulation—The Indian Gaming Regulatory Act of 1988.” Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gambling operations is likely to increase in the near future. A number of states, including Massachusetts and New York also have considered legalizing commercial casino gaming by non-Indians in one or more locations. We cannot predict whether any of these individual groups or other efforts to legalize commercial casino gaming will be successful, and if established, whether such commercial casino gaming operations will have a material adverse effect on the Authority’s operations and its ability to meet its obligations.

Existing Competitors

Mohegan Sun currently competes primarily with Foxwoods and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods, operated by the Mashantucket Pequot Tribe, is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately eleven years and may have greater financial resources and greater operating experience than the Authority or the Tribe. In addition, for a number of years Foxwoods has offered several amenities that Mohegan Sun only recently began to offer to its guests, including hotel accommodations and a convention center. The Mohegan Sun 1,200-room hotel was fully completed and opened in June 2002 and the 100,000 square foot convention center opened in April 2002.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York. In addition, other Indian tribes have announced potential casino projects in the State of New York which, if completed, will add significant casino space and hotel rooms to the northeastern United States market.

Since substantial completion of the Project Sunburst expansion in June 2002, the Authority has broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. This means that Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey and, to a lesser extent, gaming resorts such as those on the Gulf Coast of Mississippi and Las Vegas, Nevada. Many of these casinos and other resorts have greater resources and greater name recognition than Mohegan Sun. See “ —Competition From Other Gaming Operations.”

Potential New Competitors

In June 2002, the Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. While the State of Connecticut and several other groups formally appealed the BIA’s recognition decision in October 2002, the Historic Eastern Pequot Tribe has announced its intention to develop a casino in southeastern Connecticut. In addition, several other groups of individuals in Connecticut, Rhode Island and Massachusetts are seeking federal recognition as Indian tribes with the announced intent of establishing gaming operations in or near Connecticut. Some of these groups have publicized the existence of financial backers for the construction of gaming facilities. A number of states, including Massachusetts and New York, also have investigated legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these individual groups or other efforts to legalize casino gaming will succeed in establishing gaming operations, and if established, whether such proliferation of gaming operations will have a material adverse effect on the Authority’s operations and its ability to meet its debt service obligations with respect to the exchange notes. See “ —Competition from Other Gaming Operations.”

Your ability to enforce your rights against the Authority is limited by the Tribe’s and the Authority’s sovereign immunity.

Although the Tribe and the Authority each have sovereign immunity and may not be sued without their respective consents, both the Tribe and the Authority have granted a limited waiver of sovereign immunity and consent to suit in connection with some of the Authority’s outstanding indebtedness (such as suits against the Authority to enforce its obligation to repay certain outstanding indebtedness). Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that such waiver of sovereign immunity by the Tribe and the Authority is held to be ineffective, an investor in the Authority could be precluded from judicially enforcing their rights and remedies. With limited exceptions, the Tribe and the Authority have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an investor may not have any remedy against the Authority or the Tribe for violations of federal securities laws.

Disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law, and the state courts may not exercise jurisdiction over disputes arising on the Mohegan reservation. In addition, the Tribe’s Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in a federal or state court. Thus, there may be no federal or state court forum with respect to a dispute.

The Tribe’s Constitution, which established the Authority and the Gaming Disputes Court, currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands.

However, this provision and the provisions establishing the Authority and the Gaming Disputes Court could be amended by the Tribe’s registered voters to impair the obligation of such contracts.

Rights as a creditor are limited to the assets of the Authority.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to the assets of the Authority, and would have no rights to the assets of the Tribe or those of its other affiliates.

Neither the Tribe nor the Authority may be subject to the federal bankruptcy laws, which could impair the ability of the Authority’s creditors to be repaid from the sale of the Authority’s assets if the Authority is unwilling or unable to meet its debt service obligations.

The Tribe and the Authority may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, any forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently no guiding precedents for the interpretation of Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which the casino facility is located is owned by the United States in trust for the Tribe, and creditors of the Authority or the Tribe may not foreclose upon or obtain title to the land.

Restrictions in the Bank Credit Facility and the indentures to which the Authority is a party may impose limits on the Authority’s ability to pursue its business strategies.

The Bank Credit Facility and the indentures to which the Authority is a party contain customary operating and financial restrictions that limit its discretion on various business matters. These restrictions include covenants limiting its ability to:

•	incur additional debt;

•	grant liens;

•	make investments;

•	sell assets;

•	pay dividends and other distributions;

•	make capital expenditures; and

•	enter into transactions with affiliates.

The Bank Credit Facility also requires the Authority to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior indebtedness and total leverage to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the Bank Credit Facility. If these ratios are not maintained or are exceeded, as applicable, it may be impossible for the Authority to borrow additional funds to meet its obligations. See “Certain Indebtedness—Bank Credit Facility.”

These restrictions may reduce the Authority’s flexibility in planning for, or reacting to, changes in its business and the gaming industry in general and thereby hurt its results of operations and its ability to meet its debt service obligations.

Additionally, a failure by the Authority to comply with covenants in its debt instruments could result in an event of default which, if not cured or waived, could have a material adverse effect on the Authority and could result in the acceleration of all then-outstanding amounts of such debt and an inability to make debt service payments.

The Authority’s obligations under the Relinquishment Agreement could adversely affect its financial health and prevent it from fulfilling its debt service obligations.

Pursuant to the terms of the Relinquishment Agreement, the Authority is required, among other things, to pay to TCA five percent of the revenues generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. See “Material Agreements—Relinquishment Agreement with Trading Cove Associates.” The Authority paid $51.1 million in relinquishment payments during fiscal year ended September 30, 2002. Of the $51.1 million in relinquishment payments, $14.9 million represents principal amounts and the remaining $36.2 million is payment for the accretion of interest. As of September 30, 2002, relinquishment payments earned but unpaid were $16.3 million. During the fiscal year ended September 30, 2001, the Authority paid $42.3 million in relinquishment payments. Of the $42.3 million in relinquishment payments, $9.7 million represents principal amounts and the remaining $32.6 million is payment for the accretion of interest.

This obligation consumes a significant portion of the Authority’s cash flows that might otherwise be available to reduce indebtedness and fund working capital, capital expenditures and other general operating requirements. As a result, the Authority’s flexibility in planning for, or reacting to, changes in its business and the gaming industry in general is reduced. This may place the Authority at a disadvantage compared to its competitors that do not have such an obligation and thereby hurt its results of operations and its ability to meet its debt service obligations. The Relinquishment Agreement also contains operating and financial restrictions similar to those contained in the Bank Credit Facility and the indentures that govern the Authority’s long-term debt obligations.

A continued downturn in the regional economy could negatively impact the Authority’s financial performance.

Ninety-five percent of Mohegan Sun’s patrons arrive via automobile and are assumed to work or live in the northeastern United States. Moderate or severe economic downturns or adverse conditions in the northeastern United States may negatively affect the Authority’s operations. During periods of economic contraction, the Authority’s revenues may decrease while some of its costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities that the Authority offers are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Authority’s gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn. Accordingly, the Authority’s business, assets, financial condition and results of operations could be adversely affected if the regional economic conditions continue to weaken.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, the Authority may also experience seasonal variations in its revenue and operating results that could adversely affect the Authority’s cash flow.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between May and September. Similarly, the heaviest gaming activity has occurred at Mohegan Sun between May and August. As a result of this seasonal fluctuation, the Authority will likely continue to experience seasonal variation in its quarterly revenue and operating results that could result in decreased cash flow during periods in which gaming activity is relatively low. These variations in quarterly revenue and operating results could adversely affect the Authority’s overall financial condition.

Mohegan Sun is subject to the risks of a new business.

Although Mohegan Sun has been in operation since October 12, 1996, the addition of a hotel and other new amenities has many of the same risks inherent in the establishment of a new business enterprise. The Authority’s lack of operating history in these new ventures could lead to service disruptions and other operational and financial issues that may adversely affect the Authority’s future operating results and its ability to meet its debt service obligations.

Negative conditions affecting, and seasonal nature of, the lodging industry may have an adverse affect on the Authority’s revenue and cash flow.

The Authority will depend on the revenue generated from the hotel, together with the revenue generated from Mohegan Sun, to meet its debt obligations and fund its operations. Revenue generated from the operation of the hotel is subject to conditions affecting the lodging industry in general, and, as a result, the Authority’s cash flow and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the national, regional and local economic climate;

•	changes in local conditions such as an oversupply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of the Authority’s hotel to consumers and competition from comparable hotels;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	the need to periodically repair and renovate the hotel.

Adverse changes in these conditions could adversely affect the hotel’s profitability and, hence, the Authority’s financial performance.

In addition, the hotel industry is seasonal in nature, which means that the hotel may experience a decrease in the number of guests and amount of revenue during particular periods during the year where there is limited travel. As a result, the hotel’s revenues may not be stable throughout the year and may cause the Authority’s cash flow to be adversely affected during these periods.

The risks associated with operating a substantially expanded facility and managing its growth could have a material adverse effect on Mohegan Sun’s future performance.

With Project Sunburst substantially completed, Mohegan Sun has significantly larger gaming facilities, entertainment venues and retail space, as well as new hotel and convention facilities. There can be no assurance that the Authority will be successful in integrating the new casino and resort into Mohegan Sun’s existing operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on the Authority’s results of operations and on its ability to meet its debt service obligations.

The loss of a key management member could have a material adverse effect on Mohegan Sun.

Mohegan Sun’s success depends in large part on the continued service of key management personnel, particularly William Velardo, the Authority’s President and Chief Executive Officer, Mitchell Etess, the Authority’s Executive Vice President of Marketing and Jeffrey Hartmann, the Authority’s Executive Vice President of Finance and Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority’s business, operating results and financial condition.

The Authority may be subject to material environmental liability as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of United Nuclear Corporation facilities on the site, extensive remediation of contaminated soils and additional investigations were completed. The site currently meets federal and state remediation requirements. Notwithstanding the foregoing, we cannot assure you that:

•	the various environmental reports or any other existing environmental studies revealed all environmental liabilities;

•	any prior owners or tenants did not create any material environmental condition not known to us;

•	future laws, ordinances or regulations will not impose any material environmental liability; or

•	a material environmental condition does not otherwise exist on the site.

Any of the above could have a material adverse effect upon the Authority’s future operating results and ability to meet its debt service obligations.

Risks Related to Indian Gaming Industry

Gaming is a highly regulated industry and changes in the law could have a material adverse effect on the Tribe’s and the Authority’s ability to conduct gaming and thus on the Authority’s ability to meet its debt service obligations.

Gaming on the Tribe’s reservation is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, and agencies of the State of Connecticut, such as the Division of Special Revenue, the State Police and the Department of Liquor Control. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted by the Authority and the revenues realized therefrom.

Currently, the operation of all gaming on Indian lands is subject to IGRA. Over the past several years, legislation has been introduced in the United States Congress with the intent of modifying a variety of perceived problems with IGRA. Virtually all of the proposals that have been considered seriously would be prospective in effect and contain clauses that would grandfather existing Indian gaming operations such as Mohegan Sun. Legislation also has been proposed, however, which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, the Authority cannot predict the ramifications of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority’s ability to meet its debt service obligations would be materially and adversely affected.

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

A change in the Authority’s current tax-exempt status could have a material adverse effect on its ability to repay its debt-service obligations.

Based on current interpretation of the Internal Revenue Code, or the Code, neither the Tribe nor the Authority is subject to federal income or property taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation.

Efforts have been made in the United States Congress over the past several years to amend the Code to provide for taxation of the net income of tribal business entities. These efforts have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, such legislation could be passed in the future.

Item 2.     Properties.

Mohegan Sun is located on 240 acres of the Tribe’s approximately 405-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

The Authority has a lease with the Tribe for the land on which Mohegan Sun is located. The initial term of the lease is 25 years, with an option to renew for one additional 25-year term provided that the Authority is not in default under the lease. The lease also provides that all improvements constructed on the site will become the property of the Tribe. The lease is a net lease requiring that the Authority assume all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, in addition to the payment of a nominal annual rental fee. See “Item 1. Business—Material Agreements—Land Lease from the Tribe to the Authority.”

The Authority has entered into various lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. For the fiscal years ending September 30, 2002, 2001 and 2000, the Authority incurred charges of $348,000, $386,000 and $386,000, respectively, relating to the lease agreements. The Authority does not own, lease or have any interest in any other property.

Item 3.     Legal Proceedings.

The Authority is a defendant in litigation resulting from its normal course of business. The Authority believes that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholders Matters

The Authority has not issued or sold any equity securities.

Item 6.     Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2002, 2001 and 2000, and as of September 30, 2002 and 2001, have been taken or derived from the Authority’s audited financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 1999 and 1998, and as of September 30, 2000, 1999 and 1998, have been derived from the Authority’s audited financial statements for those years, which are not included in this Form 10-K. The selected financial data shown below should be read in conjunction with the Authority’s financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

As of or for the Fiscal Years Ended September 30,

	2002		2001		2000		1999		1998
Operating Results:
Gross revenues	$1,118,818		$857,977		$809,314		$725,510		$611,463
Promotional allowances	(77,050)		(71,372)		(70,044)		(56,827)		(42,501)
Net revenues	$1,041,768		$786,605		$739,270		$668,683		$568,962
Income from operations	$213,680		$267,935		$195,514		$66,675		$135,687
Other expense, net	(113,648	)(1)	(53,403	)(1)	(48,906	)(1)	(66,355	)(1)	(47,539)
Income from continuing operations	100,032		214,532		146,608		320		88,148
Loss from discontinued operations	—		(591)		(674)		(812)		(569)
Extraordinary Items	—		—		—		(38,428	)(2)	(419,458	)(3)
Net income (loss)	$100,032		$213,941		$145,934		$(38,920)		$(331,879)
Other Data:
Adjusted EBITDA(4)	$280,525		$256,164		$253,955		$239,475		$200,658
Interest expense, net of capitalized interest	$77,461		$20,375		$37,799		$55,595		$50,172
Capital expenditures	$224,743		$728,742		$288,278		$62,795		$32,731
Net cash flows provided by operating activities	$183,699		$201,338		$194,845		$144,724		$135,067
Balance Sheet Data:
Total assets	$1,714,055		$1,554,693		$885,379		$914,962		$554,480
Long-term debt and capital lease obligations	$1,052,173		$909,514		$506,391		$519,298		$294,567

(1)
For the fiscal years ended September 30, 2002, 2001, 2000 and 1999, includes expense of $36.3 million, $35.8 million, $23.1 million and $22.0 million, respectively, for the accretion of relinquishment liability discount under the Relinquishment Agreement. A discussion of the Authority’s accounting for the relinquishment liability may be found under Notes 3 and 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

(2)	Includes expense of $33.7 million related to the tender premium of the $175.0 million senior secured notes, $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt.
(3)	Includes expense of $419.1 million related to the initial assessment of the Authority’s liability under the Relinquishment Agreement.

(4)
Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, pre-opening costs and expenses, accretion of relinquishment liability discount and relinquishment liability reassessment adjustment on the relinquishment liability to TCA pursuant to the Relinquishment Agreement, management fees pursuant to the Management Agreement, discontinued operations, extraordinary items and other non-operating expense, net. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, or GAAP (such as operating income or net income), nor should it be considered as an indicator of the Authority’s overall financial performance. Adjusted EBITDA information has been included for those investors who find it a useful tool for measuring operating performance. The Authority’s calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. A reconciliation of Adjusted EBITDA with net income (loss) as determined in accordance with GAAP is shown below (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
Adjusted EBITDA	$280,525	$256,164	$253,955	$239,475	$200,658
Interest expense, net of capitalized interest	(77,461)	(20,375)	(37,799)	(55,595)	(50,172)
Income taxes	—	—	—	—	—
Interest income	418	2,920	13,469	11,254	2,633
Depreciation and amortization	(78,721)	(31,295)	(30,739)	(23,397)	(17,529)
Pre-opening costs and expenses	(7,755)	(31,344)	(5,278)	—	—
Accretion of relinquishment liability discount	(36,333)	(35,833)	(23,053)	(22,014)	—
Relinquishment liability reassessment*	19,631	74,410	(8,790)	(89,871)	—
Management fees	—	—	(13,634)	(59,532)	(47,442)
Other expense, net	(272)	(115)	(1,523)	—	—
Discontinued operations	—	(591)	(674)	(812)	(569)
Extraordinary items	—	—	—	(38,428)	(419,458)

Net income (loss)	$100,032	$213,941	$145,934	$(38,920)	$(331,879)

*	See Note 3 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Authority’s financial statements and the related notes beginning on page F-1 of this Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.” Although the Authority believes the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that the Authority’s expectations will be realized. The actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, without limitation, development and construction risks, business conditions, competition, changes in interest rates, the risks of downturns in economic conditions generally and the availability of financing for development and operations. The Authority assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Overview

The Tribe and the Authority

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut. Under the IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact that has been approved by the United States Secretary of the Interior. The Tribe’s gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Tribe has established an instrumentality, the Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe located adjacent to Uncasville, Connecticut. The Authority is governed by a Management Board, consisting of the same nine members of the Mohegan Tribal Council.

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. Recently, the Authority has substantially completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002, with substantial completion of construction occurring in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility which, at September 30, 2002, includes the following two casinos:

Casino of the Earth.    The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines, 170 table games (including blackjack, roulette, craps and baccarat) and 36 poker tables;

•
food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 440-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky.    The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,560 slot machines and 90 table games (including blackjack, roulette, craps and baccarat);

•
food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop with room service, a 350-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by Mohegan Sun, as well as four full-service and three quick-service restaurants and one lounge operated by third-parties, for a total of approximately 2,200 restaurant seats;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat cabaret;

•	a child care facility and an arcade-style recreation area;

•	the Shops at Mohegan Sun containing approximately 30 different retail shops, six of which are owned by the Authority;

•	an approximately 1,200-room luxury hotel;

•	a 20,000 square foot spa; and

•	approximately 100,000 square feet of convention space.

As of September 30, 2002, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

Additional Mohegan Sun Enhancements

In addition to Project Sunburst, the Authority has completed the following capital improvements to the Mohegan Sun facility:

Parking Garages

During the fiscal year ended September 30, 2002, the Authority completed construction of two parking garages, the Thames Garage and the Indian Summer Garage. The Thames and Indian Summer Garages provide approximately 1,700 and 2,700 additional parking spaces, respectively, and opened in April and June 2002, respectively.

Project Sunburst Utilities

The Authority has constructed various utility upgrades and enhancements needed to support Project Sunburst. These improvements originally were to be financed entirely by the Tribe from the proceeds of tax-exempt financing. The Tribe, however, subsequently received an opinion from its outside legal counsel advising it that a portion of the costs for these improvements would not qualify for tax-exempt financing. Therefore, the Authority incurred this portion of the total costs, which have totaled $35.0 million. These improvements were completed in various stages through April 2002.

Other Reservation Enhancements

Child Development Center

The Tribe is constructing a 36,000 square foot employee day care facility, which will enhance the benefits and services provided to employees of both the Tribe and of the Authority. The project is expected to cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility’s cost; however, that amount later was fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project. Construction began in November 2001, and the Tribe anticipates that the project will be completed in December 2002.

Explanation of Key Financial Statement Captions

Gross revenues.    The Authority’s gross revenues are derived mostly from the following four sources:

•	Gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

•	Food and beverage sales;

•	Hotel revenues; and

•	Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Gaming	86%	88%	88%
Food and beverage	7%	6%	6%
Hotel	2%	0%	0%
Retail, entertainment and other	5%	6%	6%

Total	100%	100%	100%

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

Casino revenues and promotional allowances.    The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. The Authority operates the Mohegan Sun complimentary program in which food and beverage, hotel, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player’s Club. The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun, and from the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Food and beverage	$31,179	$26,215	$25,466
Hotel	8,069	—	—
Retail, entertainment and other	37,802	45,157	44,578

Total	$77,050	$71,372	$70,044

The estimated cost of providing these promotional allowances is charged to gaming expenses as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Food and beverage	$27,539	$26,943	$24,987
Hotel	4,169	—	—
Retail, entertainment and other	25,706	28,044	25,308

Total	$57,414	$54,987	$50,295

Mohegan Sun Player’s Club.    The Mohegan Sun Player’s Club is a voluntary program, without membership fees, which awards points to members based on their gaming activities. These points may be used to purchase items at restaurants located within Mohegan Sun, the Mohegan Sun gasoline and convenience center and hotel services, as well as to purchase tickets to entertainment events held at the Mohegan Sun facilities and items from the Sun Select Catalog. The Authority accrues for Player’s Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed, and includes the related cost in gaming expenses in the Authority’s statements of income.

Gaming expenses.    Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut, expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the redemption of the Mohegan Sun Player’s Club points redeemed at third party retail tenants at the Shops at Mohegan Sun and the Sun Select Catalog. The Authority accrues for Player’s Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed.

Adjusted EBITDA.    Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, pre-opening costs and expenses, accretion of relinquishment liability discount and relinquishment liability reassessment adjustment on the relinquishment liability to TCA pursuant to the Relinquishment Agreement, management fees pursuant to the Management Agreement, discontinued operations and other non-operating expense, net. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of the Authority’s overall financial performance. Adjusted EBITDA information has been included for those investors who find it a useful tool for measuring operating performance. The Authority’s calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. A reconciliation of Adjusted EBITDA with net income as determined in accordance with GAAP is shown below (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Adjusted EBITDA	$280,525	$256,164	$253,955
Interest expense, net of capitalized interest	(77,461)	(20,375)	(37,799)
Income taxes	—	—	—
Interest income	418	2,920	13,469
Depreciation and amortization	(78,721)	(31,295)	(30,739)
Pre-opening costs and expenses	(7,755)	(31,344)	(5,278)
Accretion of relinquishment liability discount	(36,333)	(35,833)	(23,053)
Relinquishment liability reassessment	19,631	74,410	(8,790)
Management fees	—	—	(13,634)
Other expense, net	(272)	(115)	(1,523)
Discontinued operations	—	(591)	(674)

Net income	$100,032	$213,941	$145,934

Accretion of relinquishment liability discount and reassessment of relinquishment liability.    The Authority stopped paying management fees to TCA due to the termination of the Management Agreement and began recognizing amounts due under the Relinquishment Agreement beginning January 1, 2000. Under the Management Agreement, TCA was responsible for the day-to-day management, operation and maintenance of Mohegan Sun. The Management Agreement authorized TCA to pay itself a management fee in monthly installments based on 30% to 40% of net income, before management fees, as defined in the Management Agreement, depending on profitability levels. Under the Relinquishment Agreement, the Authority and TCA agreed to terminate the Management Agreement with TCA on December 31, 1999. To compensate TCA for terminating its management rights, the Authority agreed to pay to TCA five percent of the revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun (including Project Sunburst) during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Notes 3 and 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K). The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the incremental layer will be discounted based upon the Authority’s risk free rate of investment. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the decremental layer will be discounted based upon a weighted average discount rate. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142, requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Notes 3 and 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Fiscal Years Ended September 30, 2002 and 2001:

Net revenues for the fiscal year ended September 30, 2002 increased by $255.2 million, or 32.4%, to $1.042 billion from $786.6 million reported for the same period of the prior year. This increase primarily is attributable to the increase in gaming revenues combined with the increase in non-gaming revenues associated with the opening of the 1,200-room Mohegan Sun hotel, the additional Mohegan Sun managed restaurants, Mohegan Sun managed retail shops and the Mohegan Sun arena and convention center.

Adjusted EBITDA for the fiscal year ended September 30, 2002 increased by $24.4 million, or 9.5%, to $280.5 million from $256.2 million for the fiscal year ended September 30, 2001. Mohegan Sun achieved a 26.9% Adjusted EBITDA margin for the fiscal year ended September 30, 2002 compared to a 32.6% Adjusted EBITDA margin for the fiscal year ended September 30, 2001. The decline in Adjusted EBITDA margin was the result of higher labor and operating expenses in the Authority’s gaming and food and beverage departments and increased advertising costs for the expanded facility.

The Connecticut slot market grew at a rate of 11.8% for the fiscal year ended September 30, 2002 as compared to the fiscal year ended September 30, 2001. The State of Connecticut reported a gross slot win of $1.5 billion and $1.4 billion for the fiscal years ended September 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market’s growth in slot win as it experienced an increase in gross slot revenues of 24.3% in the fiscal year ended September 30, 2002 over the fiscal year ended September 30, 2001. Gross slot revenues were $718.9 million and $578.4 million for the fiscal years ended September 30, 2002 and 2001, respectively. Gross slot win per unit per day was $317 and $471 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted average number of slot machines from approximately 3,400 in the fiscal year ended September 30, 2001 to approximately 6,200 in the fiscal year ended September 30, 2002. The increase in weighted average slot machines is attributable primarily to the opening of the Casino of the Sky on September 25, 2001.

Gaming revenues for the fiscal year ended September 30, 2002 increased by $208.1 million, or 27.7%, to $959.0 million from $751.0 million for the fiscal year ended September 30, 2001. This increase is due to a 23.2% growth in net slot machine revenues and a 43.7% increase in table game revenues as a result of the opening of the Casino of the Sky on September 25, 2001 and the completion of the second phase of Project Sunburst in June 2002.

Food and beverage revenues for the fiscal year ended September 30, 2002 increased by $25.6 million, or 51.6%, to $75.1 million from $49.5 million for the fiscal year ended September 30, 2001. This increase is attributable to a 38.6% increase in meals served for the fiscal year ended September 30, 2002 as compared to the same period in the prior year and a higher average sale per check. The average sale per check was $12.01 for the fiscal year ended September 30, 2002, as compared to $11.43 for the same period in the prior year. The increases in meals served and higher average sale per check are primarily associated with the new Project Sunburst restaurants which include the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia’s, Rain and Tuscany.

Hotel revenues for the fiscal year ended September 30, 2002 were $20.9 million due to the opening of the Mohegan Sun hotel in April 2002. Average daily room rates were $172 for the fiscal year ended September 30, 2002 with an occupancy rate of 77.4%. Revenue per available room was $133. There were no hotel revenues for the fiscal year ended September 30, 2001.

Retail, entertainment and other revenues increased $6.3 million, or 11.0%, to $63.8 million for the fiscal year ended September 30, 2002 from $57.5 million for the same period in the prior year. The increase is mainly attributable to increases in entertainment and tenant revenue, partially offset by decreases in retail, gasoline and convenience center revenue. Entertainment revenue increased by $6.3 million, or 112.7%, primarily due to the opening of the Mohegan Sun Arena on September 25, 2001. There were 66 Mohegan Sun Arena events and 294 Cabaret events held during the fiscal year ended September 30, 2002. The average ticket price for a Mohegan Sun Arena event was $27, while the average ticket price for a Cabaret event was $17. Tenant revenues were $4.6 million due to the addition of the Shops at Mohegan Sun. There were no tenant revenues during the fiscal year ended September 30, 2001. Retail, gasoline and convenience center revenues decreased by $6.0 million for the fiscal year ended September 30, 2002, due to the shift in point redemption from the Mohegan Sun managed retail outlets and the Mohegan Sun gasoline and convenience center to the tenant operated outlets in the Shops at Mohegan Sun.

Promotional allowances for the fiscal year ended September 30, 2002 increased by $5.7 million, or 8.0%, to $77.1 million from $71.4 million for the fiscal year ended September 30, 2001. The increase is principally attributable to the addition of hotel complimentaries of $8.1 million partially offset by a decrease in gas and cigarette complimentaries of $1.9 million and $1.2 million, respectively.

Total operating costs and expenses for the fiscal year ended September 30, 2002 increased by $309.4 million, or 59.7%, to $828.1 million from $518.7 million for the fiscal year ended September 30, 2001. The increase is attributable to the additional operating costs resulting from the opening of Project Sunburst and a $47.4 million increase in depreciation and amortization expense due to the opening of the various stages of Project Sunburst, and a higher relinquishment liability reassessment adjustment, which had the effect of reducing operating expenses for the fiscal year ended September 30, 2001.

Gaming costs and expenses for the fiscal year ended September 30, 2002 increased by $149.9 million, or 39.2%, to $532.0 million from $382.2 million for the fiscal year ended September 30, 2001. The majority of the increase is attributable to additional labor costs associated with the approximately 90-unit increase in table games and the addition of approximately 2,500 slot machines associated with the opening of the Casino of the Sky. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $179.6 million and $144.6 million, respectively, for the fiscal years ended September 30, 2002 and 2001. Also, the point redemption by Mohegan Sun Player’s Club patrons in the third party retail tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun’s gaming expenses for the fiscal year ended September 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 55.5% in the fiscal year ended September 30, 2002 compared to 50.9% for the fiscal year ended September 30, 2001.

Food and beverage costs and expenses for the fiscal year ended September 30, 2002 increased by $19.6 million, or 80.2%, to $44.0 million from $24.4 million in expenses for the fiscal year ended September 30, 2001. This increase is the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia’s, Rain and Tuscany. Also contributing to the food and beverage costs were banquets and room service associated with the opening of the Mohegan Sun hotel. The opening of these additional outlets resulted in an increase in the number of meals served from 4.0 million in the fiscal year ended September 30, 2001 to 5.5 million in the year ended September 30, 2002, a 38.6% increase. The cost of sales for food calculated as a percentage of food revenue was 33.6% for the year ended September 30, 2002 compared to 35.3% for the year ended September 30, 2001.

Hotel costs and expenses for the fiscal year ended September 30, 2002 were $5.2 million due to the opening of the Mohegan Sun hotel in April 2002.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2002 increased by $9.8 million, or 48.9%, to $29.7 million from $20.0 million for the fiscal year ended September 30, 2001. The increase is mainly attributable to a $12.1 million increase in entertainment costs associated with events held in the Mohegan Sun Arena during the fiscal year ended September 30, 2002. Some of these events included concerts by Neil Diamond, Brooks and Dunn, ZZ Top, Alan Jackson, Marc Anthony, Janet Jackson, Cher, a stand-up comedy performance by Steve Harvey, a pre-season NBA basketball game with Michael Jordan and the Washington Wizards, an HBO boxing event featuring Arturo Gatti vs. Micky Ward, Arena Football games and a World Wrestling Entertainment event. The increase in entertainment costs is partially offset by a decrease in retail and gas station expenses of $2.7 million for the fiscal year ended September 30, 2002 compared to the prior year. This decrease primarily is attributable to lower retail sales in Mohegan Sun operated retail shops as a result of the addition of the Shops at Mohegan Sun.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2002 increased by $46.4 million, or 44.7%, to $150.3 million from $103.9 million for the fiscal year ended September 30, 2001. This increase is primarily associated with costs to operate the expanded facility such as utilities, engineering, risk management and maintenance services, and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

Pre-opening costs and expenses during the fiscal year ended September 30, 2002 decreased by $23.6 million, or 75.3%, to $7.8 million from $31.3 million for the fiscal year ended September 30, 2001. The decrease is associated with the opening of the Casino of the Sky on September 25, 2001. Pre-opening costs and expenses for the fiscal year ended September 30, 2002 consisted of expenses related to the opening of the Mohegan Sun hotel in April 2002.

Depreciation and amortization for the fiscal year ended September 30, 2002 increased by $47.4 million, or 151.5%, to $78.7, million from $31.3 million for the fiscal year ended September 30, 2001. This increase was a result of $1.056 billion of assets related to Project Sunburst, including $63.5 million of capitalized interest and net of $5.3 million expensed or recorded as inventory, placed in service between the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. Additionally, in accordance with SFAS 142, the Authority ceased amortizing the Mohegan Sun trademark effective October 1, 2001. The Authority recorded $3.4 million related to the amortization of the trademark for the year ended September 30, 2001.

Relinquishment liability reassessment for the fiscal year ended September 30, 2002 decreased by $54.8 million, or 73.6%, to $19.6 million from $74.4 million for the fiscal year ended September 30, 2001, both of which had the effect of reducing operating expenses. The relinquishment liability reassessment was the result of a review by the Authority of current revenue forecasts and the reduction of revenue projections for the period in which the Relinquishment Agreement applies due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American and other commercial casinos.

Income from operations for the fiscal year ended September 30, 2002 decreased by $54.3 million, or 20.2%, to $213.7 million from $267.9 million for the year ended September 30, 2001. This decrease is attributable to a lower relinquishment liability reassessment adjustment of $19.6 million for the fiscal year ended September 30, 2002 compared to the $74.4 million relinquishment liability reassessment adjustment for the fiscal year ended September 30,

2001, both of which had the effect of reducing operating expenses. The decrease in the relinquishment liability reassessment adjustment was offset by an increase in operating costs and expenses associated with the expansion of Mohegan Sun and increases in depreciation and amortization associated with the completion of Project Sunburst. Additionally, in accordance with SFAS 142, the Authority ceased amortizing the Mohegan Sun trademark effective October 1, 2001. The Authority recorded $3.4 million related to the amortization of the trademark for the fiscal year ended September 30, 2001.

Accretion of the discount associated with the relinquishment liability for the fiscal year ended September 30, 2002 increased by $500,000, or 1.4%, to $36.3 million from $35.8 million for the fiscal year ended September 30, 2001. This increase is due to the Authority’s quarterly accretion of the relinquishment liability to reflect the impact of time on the value of money, discounted to present value using the Authority’s current risk free rate of investment.

Interest income for the fiscal year ended September 30, 2002 decreased by $2.5 million, or 85.7%, to $418,000 from $2.9 million for the fiscal year ended September 30, 2001. The decrease in interest income resulted from the liquidation of investments and a decline in return on the invested assets. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense, net of capitalized interest for the fiscal year ended September 30, 2002 increased by $57.1 million, or 280.2%, to $77.5 million from $20.4 million in expense for the fiscal year ended September 30, 2001. This increase is mainly attributable to higher average debt outstanding and a decrease in the amount of capitalized interest as a result of the decrease in the weighted average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted average outstanding debt was $1.1 billion for the fiscal year ended September 30, 2002, compared to $675.4 million for the fiscal year ended September 30, 2001. Capitalized interest was $12.4 million and $40.7 million for the fiscal years ended September 30, 2002 and 2001, respectively. The weighted average interest rate for the fiscal year ended September 30, 2002 was 7.4%, compared to 8.0% for the fiscal year ended September 30, 2001.

Loss from discontinued operations for the fiscal year ended September 30, 2001 was $591,000. The loss is the result of the decision of the Authority, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into the 637-unit Hall of the Lost Tribes smoke-free slot machine venue. There was no loss from discontinued operations for the fiscal year ended September 30, 2002.

Net income for the fiscal year ended September 30, 2002 decreased by $113.9 million, or 53.2%, to $100.0 million from $213.9 million for the fiscal year ended September 30, 2001. The decrease in net income is primarily due to the decrease in income from operations as more fully described above and an increase in interest expense, net of capitalized interest. The increase in interest expense was mainly attributable to higher average debt outstanding and a decrease in the amount of capitalized interest due to the completion of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2001 and 2000:

Net revenues for the fiscal year ended September 30, 2001 increased by $47.3 million, or 6.4%, to $786.6 million from $739.3 million for the fiscal year ended September 30, 2000. This increase is attributable primarily to an increase in gaming revenues as discussed below.

Adjusted EBITDA for the fiscal year ended September 30, 2001 increased by $2.2 million, or 0.9%, to $256.2 million from $254.0 million for the fiscal year ended September 30, 2000. Mohegan Sun achieved a 32.6% Adjusted EBITDA margin for the fiscal year ended September 30, 2001 compared to a 34.4% Adjusted EBITDA margin for the fiscal year ended September 30, 2000. The decline in the Adjusted EBITDA margin was the result of labor, marketing and operating expenses increasing at a greater rate than revenues.

The Connecticut slot market grew at a rate of 4.1% for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000. The State of Connecticut reported a gross slot win of $1.4 billion and $1.3 billion for the fiscal years ended September 30, 2001 and 2000, respectively. Mohegan Sun exceeded the market’s growth in slot win as it experienced an increase in gross slot revenues of 7.0% for the fiscal year ended September 30, 2001 over the fiscal year ended September 30, 2000. Gross slot revenues were $578.4 million and $540.3 million for the fiscal years ended September 30, 2001 and 2000, respectively. Gross slot win per unit per day was $471 and $488 for the respective periods. The decrease in gross slot win per unit per day was due to an increase in the weighted average number of slot machines from 3,028 per day in the fiscal year ended September 30, 2000 to 3,362 in the fiscal year ended September 30, 2001.

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

Promotional allowances for the fiscal year ended September 30, 2001 increased by $1.3 million, or 1.9%, to $71.4 million from $70.0 million for the fiscal year ended September 30, 2000. This increase is attributable to the increase in gross revenues. Promotional allowances as a percentage of gaming revenue decreased from 9.9% in the fiscal year ended September 30, 2000 to 9.5% in the fiscal year ended September 30, 2001 due to an increase in the redemption of Mohegan Sun Player’s Club points at retail outlets not managed by the Authority.

Total operating costs and expenses for the fiscal year ended September 30, 2001 decreased by $25.1 million, or 4.6%, to $518.7 million from $543.8 million for the fiscal year ended September 30, 2000. The decrease primarily is a result of the $74.4 million reassessment adjustment of the relinquishment liability for the fiscal year ended September 30, 2001, which had the effect of reducing operating expenses, compared to the expense of $8.8 million recognized for the fiscal year ended September 30, 2000. The Authority reviewed current revenue forecasts and, as a result, reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving current economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos.

Gaming costs and expenses for the fiscal year ended September 30, 2001 increased by $33.5 million, or 9.6%, to $382.2 million from $348.7 million for the fiscal year ended September 30, 2000. This increase primarily is due to increases in labor and benefit costs and the allocation of complimentaries associated with gaming. The Slot Win Contribution payments to the State of Connecticut also have contributed to the increase in gaming costs and expenses. The Authority reflected expenses associated with the Slot Win Contribution totaling $144.6 million and $135.1 million for the fiscal years ended September 30, 2001 and 2000, respectively. The increase in Slot Win Contribution is related directly to the increase in gross slot revenues.

Food and beverage costs and expenses for the fiscal year ended September 30, 2001 increased by $702,000, or 3.0%, to $24.4 million from $23.7 million in expenses for the fiscal year ended September 30, 2000. This increase is attributable to increased labor and benefit costs.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2001 increased by $3.3 million, or 20.1%, to $20.0 million from $16.6 million for the fiscal year ended September 30, 2000. This increase primarily is attributable to the increased utilization of the Mohegan Sun gasoline and convenience center, as well as the increase in expenses associated with the Uncas Pavilion, a temporary event structure. The Uncas Pavilion closed permanently in September 2001.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2001 increased by $7.6 million, or 7.8%, to $103.9 million from $96.3 million for the fiscal year ended September 30, 2000. This increase is attributable to increases in advertising expenses aimed to promote Mohegan Sun.

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

Relinquishment liability reassessment for the fiscal year ended September 30, 2001 decreased by $83.2 million, or 946.5%, to the reassessment adjustment of $74.4 million, which had the effect of reducing operating expenses, from an expense of $8.8 million for the fiscal year ended September 30, 2000. This decrease is due to the review by the Authority of the then current revenue forecasts and the reduction of revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos.

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

Interest income for the fiscal year ended September 30, 2001 decreased by $10.5 million, or 78.3%, to $2.9 million from $13.5 million for the fiscal year ended September 30, 2000. The decrease in interest income resulted from the liquidation of investments to fund Project Sunburst plus a decline in return on the invested assets. The weighted average invested cash was $29.1 million and $171.5 million for the fiscal years ended September 30, 2001 and 2000, respectively. The Authority invests its excess cash in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense, net of capitalized interest for the fiscal year ended September 30, 2001 decreased by $17.4 million, or 46.1%, to $20.4 million from $37.8 million for the fiscal year ended September 30, 2000. Included in interest expense for the fiscal year ended September 30, 2001 is a net loss of $4.1 million due to the change in the fair value of its derivative instruments. The overall decrease in interest expense mainly is attributable to the capitalization of $40.7 million in interest on the Bank Credit Facility, the $200.0 million Senior Notes, the $300.0 million 1999 Senior Subordinated Notes and the $150.0 million 2001 Senior Subordinated Notes. During fiscal year 2000, $9.9 million of interest expense was capitalized. The increase in debt was the result of draws on the Bank Credit Facility and the issuance of the $150.0 million 2001 Senior Subordinated Notes. The weighted average interest rate was 8.0% and 8.4% for the fiscal years ended September 30, 2001 and 2000, respectively. The weighted average debt outstanding was $675.4 million and $512.6 million for the fiscal years ended September 30, 2001 and 2000, respectively.

Other expense, net for the fiscal year ended September 30, 2001 decreased by $1.4 million, or 92.4%, to $115,000 from $1.5 million for the fiscal year ended September 30, 2000. This decrease is attributable to a loss of $1.7 million for assets disposed of during fiscal year 2000 compared to a loss of $116,000 for assets disposed of during fiscal year 2001.

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

Liquidity, Capital Resources and Capital Spending

As of September 30, 2002, the Authority held cash and cash equivalents of $85.0 million, an increase of $10.7 million from $74.3 million as of September 30, 2001. Cash provided by operating activities for the fiscal year ended September 30, 2002 decreased by $17.6 million, or 8.8%, to $183.7 million from $201.3 million for the fiscal year ended September 30, 2001. The decrease in cash provided by operating activities is attributable to lower net income after adjustments for non-cash items.

Operating activities are a significant source of the Authority’s cash flows. In addition to cash generated by operating activities, the Authority has relied on external sources of liquidity to meet its investing requirements. The principal application of these funds was capital expenditures incurred in connection with the construction and development of Project Sunburst and other real property improvements. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of cash generated by its activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to the following:

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	increased competition in the gaming industry, or the legalization of gaming activities in the State of Connecticut, which may result in a substantial decrease in revenue.

•	an act of terrorism on the United States of America; and

•	operating expenses increasing at a greater rate than revenue.

External Sources of Liquidity

Bank Credit Facility.    As of September 30, 2002, the Authority had $251.0 million outstanding under a $350.0 million reducing, revolving, collateralized credit facility, or the Bank Credit Facility, with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) has been reduced from $400.0 million to $350.0 million on September 30, 2002, and will reduce by $50.0 million on the last day of each fiscal quarter thereafter. The Authority has drawn on the Bank Credit Facility primarily in connection with Project Sunburst and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority’s cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These financial covenants relate to the permitted maximums of the Authority’s total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. As of September 30, 2002 and 2001, the Authority was in compliance with all financial covenant requirements. Such covenants include provisions that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws;

•
except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe; and

•	permit a construction consultant to inspect and review the proposed expansion and all budgets, plans, designs and specifications on a periodic basis.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Bank Credit Facility). As of September 30, 2002, one-month LIBOR was 1.82% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at September 30, 2002.

Line of Credit.    On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank. At the Authority’s option, each advance shall bear interest at either the bank’s Prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread. Borrowings under this facility are uncollateralized obligations of the Authority. The facility expires in March 2004. As of September 30, 2002, no amounts were outstanding under the line of credit.

Recent Financing Transactions

During fiscal year 2001, the Authority issued $150.0 million in new Senior Subordinated Notes. A portion of the proceeds from this financing, net of fees, were used in conjunction with Project Sunburst. On July 30, 2001, the Authority paid down $90.0 million on the Bank Credit Facility with a portion of the proceeds from the financing.

During fiscal year 2002, the Authority issued $250.0 million in new Senior Subordinated Notes. The net proceeds from this financing were used to repay a portion of the outstanding balance on the Bank Credit Facility.

Capital Expenditures

Capital Expenditures Incurred to Date

Capital expenditures totaled $224.7 million including capitalized interest for the fiscal year ended September 30, 2002, versus $728.7 million for the fiscal year ended September 30, 2001. These capital expenditures were an aggregate of the following:

•
Cumulative Project Sunburst construction expenses totaled $1.056 billion, including $63.5 million in capitalized interest and net of $5.3 million expensed or recorded as inventory, through September 30, 2002. During the fiscal year ended September 30, 2002, expenditures totaled $117.2 million, including $12.4 million in capitalized interest and net of $4.0 million expensed or recorded as inventory, versus $663.5 million, including $40.7 million in capitalized interest and net of $1.4 million expensed or recorded as inventory, expended during the fiscal year ended September 30, 2001. The Mohegan Sun hotel and convention center opened in June 2002.

•
Property maintenance capital expenditures for furniture, fixtures and equipment totaled $25.9 million and $23.4 million for the fiscal years ended September 30, 2002 and September 30, 2001, respectively.

•
Capital expenditures on the Authority’s electrical and water systems infrastructure improvements totaled $2.8 million and $15.2 million for the fiscal years ended September 30, 2002 and September 30, 2001, respectively. Cumulative infrastructure improvements totaled $35.0 million as of September 30, 2002. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

•
Capital expenditures for the $65.0 million Indian Summer Garage, a 2,700-space patron parking garage, totaled $54.7 million for the fiscal year ended September 30, 2002 versus $9.8 million for the fiscal year ended September 30, 2001. Cumulative expenditures totaled $64.5 million as of September 30, 2002. The Indian Summer Garage opened in June 2002.

•
Capital expenditures for the $25.0 million, 1,700-space Thames Garage have totaled $24.1 million as of September 30, 2002, all of which have been incurred during the fiscal year ended September 30, 2002. The Authority did not incur any capital expenditures for the construction of the Thames Garage for the year ended September 30, 2001. The Thames Garage opened in April 2002.

•
Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke-free slot machine venue which opened on April 18, 2001, were $524,000 for the fiscal year ended September 30, 2002. Expenditures for the construction of the Hall of the Lost Tribes for the fiscal year ended September 30, 2001 totaled $14.9 million. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of September 30, 2002.

•
The Authority, in conjunction with the Project Sunburst expansion, commenced construction on the employee parking center in March 1999. The employee parking center includes 2,550 parking spaces and amenities such as a dry cleaning service, on-site banking, an employee computer/training center and a 15,000 square foot exercise facility. A portion of the employee parking center opened in June 2000 with the remainder opening in January 2001. The total cost of the Employee Parking Center was $25.0 million. The Authority did not incur any capital expenditures for the employee parking center for the fiscal year ended September 30, 2002 as construction of the facility is complete. Capital expenditures associated with the Employee Parking Garage were $1.3 million for the fiscal year ended September 30, 2001.

Other Reservation Enhancements

•
Capital expenditures for the construction of the employee day care facility were $554,000 during the fiscal year ended September 30, 2002 and cumulative expenditures on the employee day care facility reached $1.1 million as of September 30, 2002. For the fiscal year ended September 30, 2001, the Authority incurred $568,000 related to the employee day care facility. The Authority’s expenditure of $1.1 million has been fully reimbursed by the Tribe. The Tribe will pay all future expenditures related to this project and will operate it when opened.

In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of September 30, 2002, construction retainage totaled $6.2 million, which has been included in construction payables in the Authority’s financial statements beginning on page F-1 of this Form 10-K.

Expected Future Capital Expenditures

During fiscal year 2003, the Authority expects to incur capital expenditures totaling approximately $33.7 million and to be allocated as follows:

•	$30.0 million on maintenance capital expenditures.

•	$2.2 million to complete Project Sunburst construction.

•	$0.5 million to complete the 2,700-space Indian Summer parking.

•	$1.0 million to complete the 1,700 space Thames Garage.

Project Sunburst

During the quarter ended March 31, 2002, the Tribe received a notification from TCA, the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. As of September 30, 2002, the Authority had spent $997.8 million, excluding capitalized interest, on Project Sunburst.

As of September 30, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $12.4 million, $40.7 million and $9.9 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Sources of funding for capital expenditures

The Authority will rely primarily on cash generated from operations to finance these capital expenditures. However, the Authority’s ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations and its ability to draw down on the Bank Credit Facility.

Relinquishment Agreement

Under the terms of the Relinquishment Agreement, TCA continued to manage Mohegan Sun under the Management Agreement until December 31, 1999, when the Management Agreement terminated. On January 1, 2000, the Authority assumed day-to-day management of Mohegan Sun. As a result of the termination of the Management Agreement, the Authority has agreed to pay TCA five percent of gross revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments as the relinquishment payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $557.6 million as of September 30, 2002, a decrease of $34.4 million over the $592.0 million liability recognized as of September 30, 2001. For a further discussion of relinquishment liability, see Notes 3 and 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K. The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the incremental layer will be discounted based upon the Authority’s risk free rate of investment. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the decremental layer will be discounted based upon a weighted average discount rate. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $51.1 million in relinquishment payments during the fiscal year ended September 30, 2002. Of the $51.1 million in relinquishment payments for the fiscal year ended September 30, 2002, $14.9 million represents principal amounts and the remaining $36.2 million is payment for the accretion of interest. As of September 30, 2002, relinquishment payments earned but unpaid were $16.3 million. During the fiscal year ended September 30, 2001, the Authority paid $42.3 million in relinquishment payments, consisting of $9.7 million in principal amounts and $32.6 million for the accretion of interest.

Distributions to the Tribe

During fiscal years 2002, 2001 and 2000, the Authority distributed $42.1 million, $44.0 million and $50.0 million, respectively, to the Tribe.

Debt Service Costs

For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred the following debt service costs (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Bank Credit Facility	$16,565	$7,439	$—
$200M 8.125% Senior Notes	16,250	16,250	16,250
$300M 8.75% Senior Subordinated Notes	26,250	26,250	26,250
$150M 8.375% Senior Subordinated Notes	12,563	2,268	—
$250M 8% Senior Subordinated Notes	12,278	—	—
$40M Subordinated Notes	—	—	2,648
$50M Subordinated Notes	—	—	1,473
Line of Credit	17	—	—
Change in fair value of derivative instruments	(1,546)	4,084	—
Financing fees	7,428	4,536	—
Capital lease obligations	9	263	1,058
Capitalized interest	(12,353)	(40,715)	(9,880)

	$77,461	$20,375	$37,799

Sufficiency of Resources

The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations and Project Sunburst for at least the next twelve months. Nonetheless, as discussed above, there are potential events or occurrences that may affect adversely the Authority’s ability to meet its existing debt obligations, make relinquishment payments and distributions to the Tribe and pay for capital expenditures.

The Authority is considering amending the Bank Credit Facility in fiscal year 2003 in order to obtain sufficient liquidity to meet debt maturity obligations beyond the next twelve months.

Contractual Obligations and Commitments

The Authority’s future payment obligations related to its material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates as more fully described in the footnotes to the following table and the actual amounts may be different.

Contractual Obligations (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	After 5 years
Long-term debt(2)	$101,000	$150,000	$200,000	$700,000
Construction obligations(3)	3,700	—	—	—
Development obligations(4)	252	—	—	—

Total	$104,952	$150,000	$200,000	$700,000

(1)	Amounts due within one year represent obligations expected to be incurred from October 1, 2002 to September 30, 2003.
(2)
Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the Bank Credit Facility, but excludes interest payments. See Note 8 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

(3)
Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst, and related construction enhancements. See Note 12 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

(4)
Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See Note 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

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

Contractual Commitments (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	6-10 years
Slot Win Contribution(2)	$189,445	$396,016	$359,979	$931,921
Relinquishment commitments(3)	63,420	132,548	120,487	311,918
Priority distributions(4)	15,306	31,931	33,774	93,214

Total	$268,171	$560,495	$514,240	$1,337,053

(1)	Amounts due within one year represent payment commitments from October 1, 2002 to September 30, 2003.
(2)
Slot Win Contributions are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2002, 2001 and 2000, the Slot Win Contribution totaled $179.6 million, $144.6 million and $135.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.

(3)
Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement as described in Note 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 13 to the Authority’s financial statements beginning on page F-1 of this Form 10-K.

(4)
Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on Consumer Price Index, or CPI. During the fiscal year ended September 30, 2002, the Authority paid $15.1 million, including a $1.1 million adjustment for the Consumer Price Index, related to the Priority Distribution Agreement, in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.846%.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Authority’s more significant judgments and estimates used in the preparation of the Authority’s financial statements. The preparation of the Authority’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for Player’s Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Authority states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Authority and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the incremental layer will be discounted based upon the Authority’s risk free investment rate. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the decremental layer will be discounted based upon a weighted average discount rate. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes. The Authority’s objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative instruments it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose the Authority to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Authority’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

The Authority maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Authority’s trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The Authority applied the fair value test as of September 30, 2002 and determined that no impairment existed.

The Authority maintains accruals for estimated health and workers compensation self-insurance claims, Player’s Club points redemption and group sales commissions, which are classified in other current liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. Actual results could differ from those estimates.

The Authority is subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liability based upon historical experience in the other current liabilities category in its accompanying balance sheets.

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS 144, and has not yet quantified the impact of implementing SFAS 144 on the Authority’s financial statements, but does not anticipate a negative effect on the Authority’s financial position, results of operations or cash flows upon adoption of the standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002”, or SFAS 145. The key provision of SFAS 145 which may affect the Authority rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority will adopt SFAS 145, beginning October 1, 2002 and does not believe the adoption will not have a material impact on the Authority’s financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a material impact on financial position, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority’s primary exposure to market risk is interest rate risk associated with its Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 8 to the Authority’s financial statements beginning on page F-1 of this Form 10-K for further details relating to the terms and conditions of the Bank Credit Facility. As of September 30, 2002, the Authority had $251.0 million outstanding under the Bank Credit Facility. The Authority uses derivative instruments, including an interest cap and interest rate swaps as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes.

Derivative instruments held by the Authority at September 30, 2002 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest Rate Cap
Strike Rate—8%	October 1, 2003	$57,377	$—
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus
522 basis points	January 1, 2006	100,000	(1,853)
Interest Rate Swap on 1999 Senior Subordinated Notes due 2009
Six month LIBOR plus
486 basis points	January 1, 2009	100,000	(1,141)

Total		$257,377	$(2,994)

Derivative instruments are based upon one-month and six-month LIBOR. One-month and six-month LIBOR was 1.82% and 1.75% on September 30, 2002, respectively.

Item 8.     Financial Statements and Supplementary Data

The Authority’s financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Authority is governed by a nine-member Management Board, consisting of the same nine members on the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The current terms for the Tribal Council expire in October 2005 and the current terms for the Council of Elders expire in October 2004. The President and Chief Executive Officer and other executive officers of Mohegan Sun are hired by the Management Board and are employees of the Authority. See Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information as of September 30, 2002 with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun.

Name	Age	Position
Mark F. Brown	45	Chairman and Member, Management Board
Peter J. Schultz	48	Vice Chairman and Member, Management Board
Christine Damon-Murtha	54	Corresponding Secretary and Member, Management Board
Donald M. Chapman	76	Treasurer and Member, Management Board
Shirley M. Walsh	57	Recording Secretary and Member, Management Board
Jayne G. Fawcett	66	Member, Management Board
Roland J. Harris	55	Member, Management Board
Glenn R LaVigne	41	Member, Management Board
Maynard L. Strickland	61	Member, Management Board
William J. Velardo	47	President and Chief Executive Officer, Mohegan Sun
Mitchell Grossinger Etess	43	Executive Vice President, Marketing, Mohegan Sun
Jeffrey E. Hartmann	40	Executive Vice President, Finance and Chief Financial Officer, Mohegan Sun
Michael W. Bloom	44	Senior Vice President, Marketing, Mohegan Sun
John A. Arnesen	55	Senior Vice President, Hotel Operations, Mohegan Sun
Gary S. Crowder	52	Senior Vice President, Food and Beverage, Mohegan Sun
Robert J. Soper	30	Senior Vice President, Administration, Mohegan Sun
Daniel W. Garrow	53	Senior Vice President, Information Systems and Chief Information Officer, Mohegan Sun

Mark F. Brown—Mr. Brown has been a member of the Authority’s Management Board since October 1995. Mr. Brown became the Chairman of the Management Board in October 2000. Mr. Brown worked with the Tribe’s historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement, Mr. Brown was involved in retail sales and management.

Peter J. Schultz—Mr. Schultz was seated on the Management Board and was elected Vice Chairman of the Management Board in October 2000. Mr. Schultz held the position of Human Resources Director for the Tribe from February 1997 to September 2000. From 1982 to 1997, Mr. Schultz was employed by Aetna Life and Casualty, a large insurance company, culminating with the position of Manager of Organizational Development at the Aetna Institute.

Christine Damon-Murtha—Ms. Murtha was seated on the Management Board and was elected Corresponding Secretary in October 2000. Ms. Murtha was employed in the Finance Department for the Tribe from 1996 to 1998 and as a reporter and photographer for the Tribe’s Communication Department from 1998 to September 2000. Ms. Murtha held the position of Supervisor/Senior Accounting Analyst with Travelers Insurance Company from 1984 to 1992. Ms. Murtha serves as council liaison for the Environmental Department of the Tribe.

Donald M. Chapman—Mr. Chapman was seated on the Management Board and was elected Treasurer in October 2000. Mr. Chapman retired from the United States Coast Guard at the rank of Commander. Following Mr. Chapman’s retirement, he held management positions with the Urban Mass Transportation Administration in Washington, D.C. Mr. Chapman was also employed as a stockbroker with Legg Mason & Company.

Shirley M. Walsh—Ms. Walsh has been the Recording Secretary of the Management Board since October 1995 and has been a member of the Management Board since July 1995. Ms. Walsh has worked for the Tribe in various capacities for almost nine years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and has served on several other committees for the Tribe.

Jayne G. Fawcett—Ms. Fawcett has been a member of the Management Board since its inception in July 1995. Ms. Fawcett served as the Vice Chair of the Management Board and the Tribal Council from October 1995 until October 2000. Ms. Fawcett worked as a social worker for the State of Connecticut in 1987 and is a retired teacher after 27 years of service. Ms. Fawcett was a Chairman of the Tribe’s Constitutional Review Board from 1992 to 1993. Currently, she oversees the Tribe’s public relations and serves as the Tribe’s Public Relations Ambassador.

Roland J. Harris—Mr. Harris has been a member of the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 1995 until October 2000. Mr. Harris was the founder of the firm Harris and Clark, Inc., Civil Engineers, Land Surveyors and Land Planners. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut, and also as its Planning and Zoning Commissioner. He has also served as Deputy Chief of the Griswold Fire Department and as Fire Marshal and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board in 1995, Mr. Harris served as the Tribal Planner.

Glenn R. LaVigne—Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut and oversaw building and maintenance for Montville’s seven municipal buildings. Mr. LaVigne serves as council liaison for development and construction.

Maynard L. Strickland—Mr. Strickland has been a member of the Management Board since October 1995. Before that, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and Florida for 20 years.

William J. Velardo—Mr. Velardo currently serves as President and Chief Executive Officer of Mohegan Sun and has over 25 years of experience in gaming operations. Mr. Velardo has served as Mohegan Sun’s President and Chief Executive Officer since October 1999 and served as its Executive Vice President and General Manager from October 1995 to October 1999. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada, a casino, where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar’s Tahoe and Caesar’s Palace casinos.

Mitchell Grossinger Etess—Mr. Etess currently serves as Executive Vice President of Marketing at Mohegan Sun and has 20 years experience in the casino and hotel industry. Mr. Etess has served as Mohegan Sun’s Executive Vice President of Marketing since October 1999 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann currently serves as Executive Vice President of Finance and the Chief Financial Officer of Mohegan Sun and has 11 years of experience in the casino and hotel industry. Mr. Hartmann has served as Mohegan Sun’s Executive Vice President of Finance and Chief Financial Officer since October 1999 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods, a casino located in Connecticut, from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by PricewaterhouseCoopers, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Michael W. Bloom—Mr. Bloom has been the Senior Vice President of Marketing since March 1996 and has more than 20 years of experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Bloom was Director of Marketing from May 1994 to February 1996 for the Casino Windsor and Northern Belle Casinos in Windsor, Ontario. Mr. Bloom also held several positions from 1984 to 1994 at the Tropicana in Atlantic City, where he was Director of Hotel Operations and Executive Director of Marketing Administration.

John A. Arnesen—Mr. Arnesen has been the Senior Vice President of Hotel Operations for the Authority since 1999 and has over 20 years experience in hotel and gaming operations. Prior to joining the Authority, Mr. Arnesen was the Chief Operating Officer for Millamax Gaming & Hospitality in Fort Lauderdale, Florida from 1996 to 1999 and served as President and Chief Operating Officer for Carnival Gaming & Hospitality in San Juan, Puerto Rico from 1990 to 1996. Mr. Arnesen has also managed and directed hotel operations for Trump Taj Mahal Resorts and Resorts International in Atlantic City, New Jersey and the Tropicana Resort in Las Vegas, Nevada.

Gary S. Crowder—Mr. Crowder has served as the Senior Vice President of Food and Beverage since April 2000 and has more than 30 years of experience in the hospitality industry. Prior to his employment with the Authority, he held the position of Vice President at the MGM Grand in Las Vegas from 1998 to 1999 and the Grand Casino in Mississippi from 1993 to 1995. Mr. Crowder has also served as Director of Food and Beverage at the Walt Disney World Dolphin Resort Hotel in Orlando, Bally’s Resort in Reno, Nevada, Resorts International in Atlantic City and Tropicana Casinos in Atlantic City.

Robert J. Soper—Mr. Soper serves as the Senior Vice President of Administration at Mohegan Sun. Mr. Soper has served in this position since June 2001. Prior to this position, Mr. Soper served as Senior Attorney for the Mohegan Tribe from 1997 to 2001.

Daniel W. Garrow—Mr. Garrow has over 30 years of experience in the information services industry and has served as Senior Vice President of Information Systems and Chief Information Officer since June 2002. Prior to joining the Authority in 1998, Mr. Garrow was the Management Information Director of the Oneida Indian Nation in Oneida, New York from 1992 to 1998.

Item 11.     Executive Compensation

Compensation of the Management Board

The individual members of the Management Board do not receive any direct compensation from the Authority. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and of the Management Board. The members of the Management Board received the following amounts for their services as members of the Management Board for fiscal year 2002: Mr. Brown, $73,037; Mr. Schultz, $66,823; Ms. Fawcett, $63,670; Mr. Harris, $64,104; Mr. LaVigne, $63,170; Mr. Strickland, $63,633; Ms. Walsh, $63,282; Ms. Murtha, $53,612; and Mr. Chapman, $55,938.

Compensation of Executive Officers
The President and Chief Executive Officer of the Authority sets the compensation for executive officers other than for himself and the Authority’s two executive vice presidents. The compensation of the Authority’s President and Chief Executive Officer and its two executive vice presidents has been determined in accordance with their employment agreements, which previously have been approved by the Management Board in 1999. A description of these agreements is provided below. These agreements are also included as exhibits to this Form 10-K.

The following table sets forth the compensation paid to the President and Chief Executive Officer of the Authority and each of the Authority’s other four most highly compensated executive officers for fiscal year 2002, referred to collectively as the “Named Executive Officers”:

SUMMARY COMPENSATION TABLE

		Annual Compensation						All Other Compensation(1)
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compensation(2)		Life Insurance		401(k) Plan Matching Contributions		Retirement Plan Contributions
William J. Velardo President and Chief Executive Officer	2002 2001 2000	$ $ $	894,000 831,000 789,000	$ $ $	295,000 294,000 267,000	$ $ $	31,000 84,000 —	$ $ $	64,000 64,000 64,000	$ $ $	6,000 5,100 5,100	$ $ $	600 200 —

Mitchell Grossinger Etess Executive Vice President, Marketing	2002 2001 2000	$ $ $	564,000 522,000 463,000	$ $ $	179,000 183,000 162,000	$ $ $	14,000 40,000 —	$ $ $	30,000 30,000 30,000	$ $ $	6,000 5,100 5,100	$ $ $	600 200 —

Jeffrey E. Hartmann Executive Vice President, Finance and Chief Financial Officer	2002 2001 2000	$ $ $	530,000 472,000 401,000	$ $ $	170,000 174,000 146,000	$ $ $	12,000 32,000 —	$ $ $	24,000 24,000 24,000	$ $ $	6,000 5,100 5,100	$ $ $	600 200 —

Michael W. Bloom Senior Vice President, Marketing	2002 2001 2000	$ $ $	231,000 203,000 156,000	$ $ $	30,000 58,000 45,000	$ $ $	— — —	$ $ $	— — —	$ $ $	5,500 5,100 4,000	$ $ $	600 200 —

John A. Arnesen(3) Senior Vice President, Hotel Operations	2002 2001 2000	$ $ $	209,000 197,000 174,000	$ $ $	30,000 62,000 45,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	600 200 —

(1)
Represents the payment by the Authority of premiums on life insurance policies for which the employee is the owner and beneficiary, employer matching contributions to the Authority’s 401(k) plan and contributions made by the Authority on the employee’s behalf to a non-contributory defined contribution plan, or the Retirement Plan.

(2)	Represents reimbursement by the Authority for the payment of income taxes pertaining to certain life insurance benefits.
(3)	Commenced employment on November 1, 1999.

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

These employment agreements further provide that the applicable employee may not, without prior written consent of the Authority, compete with the Authority in specified states in the northeastern United States during the term of his employment and for a one-year period following a termination for cause or a voluntary termination of employment. Also, during this period, the applicable employee may not hire or solicit other employees of the Authority or encourage any such employees to leave employment with the Authority. Under these employment agreements, the applicable employee may not disclose any of the Authority’s confidential information while employed by the Authority or thereafter. This confidentiality obligation will survive the termination of such employee’s employment and employment agreement.

On July 24, 2000 and January 5, 2001, the Authority entered into employment agreements with John Arnesen and Michael Bloom, respectively. Under the employment agreements, Messrs. Arnesen and Bloom are entitled to receive base salaries of $175,000 and $201,600, respectively.

The employment agreements provide that if the employee is terminated for cause, then the employee will not be entitled to any further compensation. If the employee voluntarily terminates his employment and provides the required 60-day written notice, then the Authority will pay the employee’s base salary for 60 days following the employee’s resignation, so long as the employee remains in compliance with all of the other covenants under the agreement. If the employee is terminated other than for cause, then the employee will receive his base salary for a one year period and a lump sum payment of $25,000 for relocation expenses.

The employment agreements further provide that the applicable employee may not, without prior written consent of the Authority, compete with the Authority in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of his employment. Also, during this period, the applicable employee may not hire or solicit other employees of the Authority or encourage any such employees to leave employment with the Authority. Under these employment agreements, the applicable employee may not disclose any of the Authority’s confidential information while employed by the Authority or thereafter.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
  Matters

The Authority has no outstanding equity securities.

Item 13.     Certain Relationships and Related Transactions

Services Provided by the Tribe to the Authority

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $10.0 million, $10.9 million and $9.9 million, respectively of expenses for such services.

The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of such expenses associated with the Development Department for the fiscal year ended September 30, 2000. There were no such expenses incurred during the fiscal years ended September 30, 2002 and 2001.

Leases by the Authority to the Tribe

Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company, Little People, LLC, owned by the Tribe. For the fiscal year ended September 30, 2000 the Authority purchased $348,000 of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority. The Tribe paid the Authority approximately $172,000 for such remaining inventory. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player’s club points are utilized.

Leases by the Tribe to the Authority

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through MTIC Acquisitions, LLC, a Connecticut limited liability company owned by the Tribe, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority expended $348,000, $386,000 and $386,000, respectively, relating to these land lease agreements.

Distributions by the Authority to the Tribe

On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes, or the Series 2001 BANS. The Series 2001 BANS were defeased by the Tribe’s subsequent issuance of Series 2001 Bonds. The Authority has no obligations to make any payments under the Series 2001 BANS or the Series 2001 Bonds. Debt service on the Series 2001 Bonds is paid by the Tribe from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority’s financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million and $14.0 million for each of the fiscal years ended September 30, 2002 and 2001, respectively. The Authority’s payment obligations under the Relinquishment Agreement (see Note 13) are subordinated in right of payment to the minimum distribution payment as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

In compliance with the restrictive provisions of the Bank Credit Facility and the Authority’s indentures, the Authority distributed to the Tribe $27.0 million, net of $15.1 million, including a $1.1 million adjustment for the Consumer Price Index, related to the Priority Distribution Agreement, during the fiscal year ended September 30, 2002. For the fiscal year ended September 30, 2001, the Authority distributed $30.0 million, net of $14.0 million related to the Priority Distribution Agreement.

Mohegan Tribal Employment Rights Ordinance

On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, or the TERO, which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO. In addition, when staffing the operations of the Project Sunburst expansion, the Development Agreement requires TCA to give hiring and recruiting preferences, first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes.

Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity’s bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Tribal members under the TERO provision described above.

As of September 30, 2002, 130 employees of the Authority were members of the Tribe.

Services from Entities in Which Members Have an Interest

The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement, which expired in May 2001. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $372,000, $175,000 and $792,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to an arms length engagement with an unaffiliated firm.

Service Provided by the Authority to the Tribe

In July 1999, the Tribe commenced construction of a public safety facility within the Eagleview Complex that will service the Mohegan Reservation, including Mohegan Sun. The Authority initially funded the construction and was subsequently reimbursed by the Tribe. The total cost of the public safety facility is anticipated to be $7.5 million, of which $7.1 million has been incurred. The Authority also has initially funded other Tribal projects and subsequently has been reimbursed by the Tribe, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville’s wastewater collection and treatment facilities. The total amount incurred by the Authority for these projects, including the public safety spaces referred to above, is $45.6 million. The Authority anticipates the total incurred to be $50.7 million. No amounts were due as of September 30, 2002 and 2001, as the Authority was reimbursed for amounts due from the Tribe.

PART IV

Item 14.     Control Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Authority maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Authority’s reports filed with, or furnished to, the Securities and Exchange Commission, or the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Authority’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

Within 90 days prior to the date of this report, the Authority carried out an evaluation, under the supervision and with the participation of the Authority’s management, including the Authority’s Chief Executive Officer and the Authority’s Chief Financial Officer, of the effectiveness of the design and operation of the Authority’s disclosure controls and procedures. Based on the foregoing evaluation, the Authority’s Chief Executive Officer and Chief Financial Officer concluded that the Authority’s disclosure controls and procedures were effective.

(b)    Changes in Internal Controls

There were no significant changes in the Authority’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to any significant deficiencies and material weaknesses.

During the fiscal year ended September 30, 2002, the Authority’s internal audit team periodically identified certain internal control weaknesses, none of which are “material weaknesses” as defined by the American Institute of Certified Public Accountants. The Authority’s management has disclosed this information to the Authority’s independent auditors and the Authority’s audit committee. The Authority has taken corrective actions with regard to these internal control weaknesses and believes that the Authority’s internal controls and procedures are effective.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

A(1).    Financial Statements

The following financial statements and reports appear on pages F-2 through F-28 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Accountants by PricewaterhouseCoopers LLP

Report of Independent Accountants on Financial Statement Schedule by PricewaterhouseCoopers LLP

Report of Independent Public Accountants by Arthur Andersen LLP

Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2002 and 2001

Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2002, 2001 and 2000

Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2002, 2001 and 2000

Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2002, 2001 and 2000

Notes to Financial Statements of the Mohegan Tribal Gaming Authority

A(2).    Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2002, 2001 and 2000

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

A(3).    Exhibits

The following exhibits are either provided with this report or are incorporated by reference herein:

Exhibit No.	Description

3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed herewith).

3.2	Mohegan Tribe of Indians of Connecticut Ballot for Amendment to Article V of the Mohegan Constitution (filed herewith).

3.3	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the 1996 Form S-1 and incorporated by reference herein).

4.1
Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, File No. 33-80653, filed with the SEC on December 29, 1998 (the “1998 Form 10-K”), and incorporated by reference herein).

4.2
Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, File No. 333-76753, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4 and incorporated by reference herein).

4.4
Senior Registration Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4 and incorporated by reference herein).

4.5
Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.6
Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.7
Senior Subordinated Registration Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4 and incorporated by reference herein).

4.8
Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.9
Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4 and incorporated by reference herein).

4.10
Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4 and incorporated by reference herein).

4.11
Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, File No. 333-84984, filed with the SEC on March 27, 2002 (the “2002 Form S-4”) and incorporated by reference herein).

4.12
Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4 and incorporated by reference herein).

4.13
Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC, and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4 and incorporated by reference herein).

10.1
The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2
Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3
Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4
Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5
Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6
Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7
Amended and Restated Gaming Facility Management Agreement, dated August 30, 1995, between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Trading Cove Associates (filed as Exhibit 10.8 to the 1996 Form S-1, and incorporated herein by reference).

10.8
Development Services Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.15 to the 1998 Form 10-K, and incorporated herein by reference).

10.9
Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.10
Construction Reserve Disbursement Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed as Exhibit 10.12 to the 1999 Form S-4 and incorporated herein by reference).

10.11
The Loan Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent, Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead Arranger and each lender named therein (the “Loan Agreement”) (filed as Exhibit 10.10 to the 1999 Form S-4 and incorporated by reference herein).

10.12
Amendment No. 1 to the Loan Agreement, dated as of November 30, 2000, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 10.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated by reference herein).

10.13
Amendment No. 2 to the Loan Agreement, dated as of February 12, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K dated February 12, 2002 and incorporated by reference herein).

10.14
Amendment No. 3 to the Loan Agreement, dated as of March 26, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K dated March 26, 2002 and incorporated by reference herein).

10.15
Amendment No. 4 to the Loan Agreement, dated as of June 21, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K, dated June 24, 2002, and incorporated by reference herein).

10.16
Amendment No. 5 to the Loan Agreement, dated as of August 14, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.2 with the Authority’s Current Report on Form 8-K, dated August 19, 2002, and incorporated by reference herein).

10.17	*
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein).

10.18	*	Mohegan Retirement Plan dated as July 30, 2001 between the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed herewith).

10.19
Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001, (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”) and incorporated by reference herein).

10.20	*
Administrative Services Agreement between the Mohegan Tribal Gaming Authority and Fleet Retirement Plan A Services, dated July 30, 2001, (filed as Exhibit 10.2 to the June 2001 10-Q and incorporated by reference herein).

10.21
Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions; dated July 9, 1999 (filed herewith).

10.22
General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed herewith).

10.23		Loan Agreement between the Authority and Fleet National Bank, dated as of August 28, 2002 (filed herewith).

10.24		Revolving Loan Note between the Authority and Fleet National Bank, dated as of August 28, 2002 (filed herewith).

10.25	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed as Exhibit 10.14 to the 1999 Form S-4 and incorporated by reference herein).

10.26	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.15 to the 1999 Form S-4 and incorporated by reference herein).

10.27	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.16 to the 1999 Form S-4 and incorporated by reference herein).

10.28	*
Employment Agreement, dated July 24, 2000, by and between the Mohegan Tribal Gaming Authority and John Arnesen (filed as Exhibit 10.20 to the Authority’s Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, filed with the SEC on September 30, 2001 (the “2001 10-K/A”), and incorporated by reference herein).

10.29	*	Employment Agreement, dated January 5, 2001, by and between the Mohegan Tribal Gaming Authority and Michael Bloom (filed as Exhibit 10.21 to the 2001 10-K/A, and incorporated by reference herein).

10.30	*	Employment Agreement, dated June 14, 2000, by and between the Mohegan Tribal Gaming Authority and Gary Crowder (filed as Exhibit 10.22 to the 2001 10-K/A, and incorporated by reference herein).

10.31	*	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein).

10.32	*	Employment Agreement, dated June 23, 2000, by and between the Mohegan Tribal Gaming Authority and Daniel Garrow (filed herewith).

12.1		Computation of Ratio of Earnings to Fixed Charges (filed herewith).

99.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2
Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management agreement or compensatory plan or arrangement.

B.    Reports on Form 8-K

On August 19, 2002, the Authority filed a Current Report on Form 8-K to report the issuance of a press release by the Authority. In this press release, the Authority announced that its Form 10-Q for the period ended June 30, 2002 included revised financial information from that which was included in the press release issued by the Authority on July 26, 2002. During the preparation of the Form 10-Q for the quarterly period ended June 30, 2002, the Authority reviewed its capitalized interest calculation for construction related projects, and determined that capitalized interest for this project was understated, and interest expense was overstated for the fiscal year ended September 30, 2001 and capitalized interest was overstated, and interest expense was understated, for the nine months ended June 30, 2002. As a result of this determination, the Authority announced that it intended to restate its financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and for the fiscal year ended September 30, 2001 to reflect the anticipated corrections to capitalized interest and interest expense during these periods.

The Authority also announced that it had received the consent of its requisite lenders to Amendment No. 5 to the Bank Credit Facility, or the Amendment, on August 14, 2002. This Amendment (i) expanded the definition of “approved swap agreements” and increased the amount of approved swap agreements and other swap agreements that may be used to secure other indebtedness of the Authority from the notional amount of $200.0 million to the notional amount of $300.0 million and (ii) waived, for a period of 90 days from the date of the Amendment, (a) the delivery of audited financial statements for the fiscal year ended September 30, 2001 and reviewed financial statements for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002, (b) the requirement to file amended Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001 and March 31, 2002 and an amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001, (c) any defaults which may have arisen by reason of any of the restatements in the financial statements described in the Current Report on Form 8-K and (d) any resulting technical non-compliance with a requirement of law.

C.    Exhibits

See A(3) above.

D.    Financial Statement Schedule

See A(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2002.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ MARK F. BROWN
Mark F. Brown Chairman, Management Board,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 19, 2002.

Signature	Title

/s/ MARK F. BROWN Mark F. Brown	Chairman and Member, Management Board

/s/ PETER J. SCHULTZ Peter J. Schultz	Vice Chairman and Member, Management Board

/s/ WILLIAM J. VELARDO William J. Velardo	President and Chief Executive Officer, Mohegan Sun (Principal Executive Officer)

/s/ JEFFREY E. HARTMANN Jeffrey E. Hartmann	Executive Vice President, Finance & Chief Financial Officer Mohegan Sun (Principal Financial and Accounting Officer)

/s/ SHIRLEY M. WALSH Shirley M. Walsh	Recording Secretary and Member, Management Board

/s/ CHRISTINE D. MURTHA Christine D. Murtha	Corresponding Secretary and Member, Management Board

/s/ DONALD M. CHAPMAN Donald M. Chapman	Treasurer and Member, Management Board

/s/ JAYNE G. FAWCETT Jayne G. Fawcett	Ambassador and Member, Management Board

/s/ ROLAND J. HARRIS Roland J. Harris	Member, Management Board

/s/ MAYNARD L. STRICKLAND Maynard L. Strickland	Member, Management Board

/s/ GLENN R. LAVIGNE Glenn R. LaVigne	Member, Management Board

CERTIFICATION

I, William J. Velardo, certify that:

1.	I have reviewed this annual report on Form 10-K of the Mohegan Tribal Gaming Authority;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, which has no consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer

CERTIFICATION

I, Jeffrey E. Hartmann, certify that:

1.	I have reviewed this annual report on Form 10-K of the Mohegan Tribal Gaming Authority;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, which has no consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions:

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002
/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann Executive Vice President, Finance and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Form 10-K.

Report of Independent Accountants

To The Mohegan Tribal Gaming Authority:

In our opinion, the accompanying balance sheets as of September 30, 2002 and 2001 and the related statements of income, of changes in capital and of cash flows present fairly, in all material respects, the financial position of The Mohegan Tribal Gaming Authority (the “Authority”) at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Authority’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Authority’s financial statements for the year ended September 30, 2000, prior to the revisions described in Note 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated December 14, 2001.

As discussed above, the financial statements of the Authority for the year ended September 30, 2000 were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised. We audited the adjustments described in Note 3 that were applied to revise the September 30, 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the September 30, 2000 financial statements of the Authority other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the September 30, 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP /s/

Hartford, Connecticut
December 17, 2002

Report of Independent Accountants on
Financial Statement Schedule

To the Mohegan Tribal Gaming Authority:

Our audits of the September 30, 2002 and 2001 financial statements referred to in our report dated December 17, 2002 appearing in this Annual Report on Form 10-K of the Mohegan Tribal Gaming Authority (the “Authority”) also included an audit of the September 30, 2002 and 2001 financial statement schedule information listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The 2000 financial statement schedule information of the Authority was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated December 14, 2001.

PricewaterhouseCoopers LLP /s/

Hartford, Connecticut
December 17, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN) AND HAS NOT BEEN REISSUED BY ANDERSEN.

AS DESCRIBED IN NOTE 3, THE AUTHORITY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2000 TO REFLECT CERTAIN RECLASSIFICATIONS TO THE STATEMENT OF INCOME. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE SEPTEMBER 30, 2000 STATEMENT OF INCOME WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

Report of Independent Public Accountants

To the Mohegan Tribal Gaming Authority:

We have audited the accompanying balance sheets of the Mohegan Tribal Gaming Authority (the Authority) as of September 30, 2001* and 2000*** and the related statements of income (loss), capital and cash flows for the each of the three*** years in the period ended September 30, 2001*. These financial statements and the schedule referred to below are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Mohegan Tribal Gaming Authority as of September 30, 2001* and 2000***, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001*, in conformity with accounting principles generally accepted in the United States.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14** is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP /S/

Hartford, Connecticut
December 14, 2001

*
Subsequent to the date of this report, the Authority’s balance sheet as of September 30, 2001 and the related statements of income, of capital and of cash flows for the year then ended were audited by other independent accountants whose report appears on page F-2.

**	This item has been renumbered as Item 15 in this Annual Report on form 10-K due to a change in the formatting of Form 10-K by the Securities and Exchange Commission.

***	The balance sheet as of September 30, 2000 and the statements of income (loss), of capital and of cash flows for the year ended September 30, 1999 are not included in this Annual Report on Form 10-K.

MOHEGAN TRIBAL GAMING AUTHORITY

BALANCE SHEETS
(in thousands)

	September 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$85,017	$74,284
Receivables, net	14,130	5,347
Due from Tribe	92	957
Inventories	14,314	11,455
Other current assets	5,890	14,209

Total current assets	119,443	106,252

Non-current assets:
Property and equipment, net	1,443,705	1,080,415
Construction in process	5,962	223,568
Trademark, net	119,692	119,692
Other assets, net	25,253	24,766

Total assets	$1,714,055	$1,554,693

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$101,000	$—
Current portion of relinquishment liability	79,764	70,199
Current portion of capital lease obligations	—	1,514
Trade payables	11,234	13,810
Construction payables	28,823	155,497
Accrued interest payable	26,278	13,062
Other current liabilities	69,150	59,738

Total current liabilities	316,249	313,820

Non-current liabilities:
Long-term debt, net of current portion	1,052,173	908,000
Relinquishment liability, net of current portion	477,828	521,809
Other long-term liabilities	3,172	5,232

Total liabilities	1,849,422	1,748,861

Commitments and contingencies (Note 12)

Capital:
Retained deficit	(134,277)	(192,177)
Accumulated other comprehensive loss	(1,090)	(1,991)

Total capital	(135,367)	(194,168)

Total liabilities and capital	$1,714,055	$1,554,693

The accompanying notes are an integral part of these financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

STATEMENTS OF INCOME
(in thousands)

	For the Fiscal Year Ended
	September 30, 2002	September 30, 2001	September 30, 2000
Revenues:
Gaming	$959,043	$750,988	$709,627
Food and beverage	75,062	49,508	47,316
Hotel	20,884	—	—
Retail, entertainment and other	63,829	57,481	52,371

Gross revenues	1,118,818	857,977	809,314
Less—Promotional allowances	(77,050)	(71,372)	(70,044)

Net revenues	1,041,768	786,605	739,270

Operating costs and expenses:
Gaming	532,031	382,172	348,652
Food and beverage	44,049	24,447	23,745
Hotel	5,202	—	—
Retail, entertainment and other	29,710	19,952	16,608
Advertising, general and administrative	150,251	103,870	96,310
Pre-opening costs and expenses	7,755	31,344	5,278
Management fees	—	—	13,634
Depreciation and amortization	78,721	31,295	30,739
Relinquishment liability reassessment	(19,631)	(74,410)	8,790

Total operating costs and expenses	828,088	518,670	543,756

Income from operations	213,680	267,935	195,514

Other income (expense):
Accretion of relinquishment liability discount	(36,333)	(35,833)	(23,053)
Interest income	418	2,920	13,469
Interest expense, net of capitalized interest	(77,461)	(20,375)	(37,799)
Other expense, net	(272)	(115)	(1,523)

Total other expense	(113,648)	(53,403)	(48,906)

Income from continuing operations	100,032	214,532	146,608
Loss from discontinued operations	—	(591)	(674)

Net income	$100,032	$213,941	$145,934

The accompanying notes are an integral part of these financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	For the Fiscal Year Ended September 30, 2002		For the Fiscal Year Ended September 30, 2001		For the Fiscal Year Ended September 30, 2000
	Capital	Comprehensive Income	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(192,177)		$(362,118)		$(458,052)
Net income	100,032	$100,032	213,941	$213,941	145,934	$145,934

Distributions to Tribe	(42,132)		(44,000)		(50,000)

Retained deficit at September 30	(134,277)		(192,177)		(362,118)

Accumulated other comprehensive loss at October 1	(1,991)		—		—
Unrealized gain (loss) on derivative instruments		901		(1,991)		—

Other comprehensive income (loss)	901	901	(1,991)	(1,991)	—	—

Comprehensive income		$100,933		$211,950		$145,934

Accumulated other comprehensive loss at September 30	(1,090)		(1,991)		—

Total capital ending balance at September 30	$(135,367)		$(194,168)		$(362,118)

The accompanying notes are an integral part of these financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended
	September 30, 2002	September 30, 2001	September 30, 2000
Cash flows provided by (used in) operating activities:
Net income	$100,032	$213,941	145,934
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78,721	31,295	30,739
Accretion of relinquishment liability discount	36,333	35,833	23,053
Cash paid for accretion of relinquishment liability discount	(36,207)	(32,637)	(11,527)
Relinquishment liability reassessment	(19,631)	(74,410)	8,790
Loss on early extinguishment of debt	6	—	—
Change in fair value of derivative instruments	(1,254)	4,085	—
Loss on disposition of assets	265	116	1,705
Provision for losses on receivables	991	411	617
Amortization of debt issuance costs	7,428	4,536	—
Changes in operating assets and liabilities:
Increase in current assets	(3,349)	(12,339)	(6,150)
Decrease (increase) in other assets, net	312	333	(2,390)
Increase in current liabilities	20,052	30,174	4,074

Net cash flows provided by operating activities	183,699	201,338	194,845

Cash flows provided by (used in) investing activities:
Purchase of property and equipment, net of change in construction payables of ($126,674), $143,707 and $11,790, respectively	(351,417)	(585,035)	(276,488)
Proceeds from asset sale	148	95	—
Issuance of tenant loans	(1,181)	(1,078)	—
Payments on tenant loans	195	—

Net cash flows used in investing activities	(352,255)	(586,018)	(276,488)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	250,000	150,000	—
Bank Credit Facility borrowings	258,000	348,000	—
Bank Credit Facility repayments	(265,000)	(90,000)	—
Line of credit borrowings	10,000	—	—
Line of credit repayments	(10,000)	—	—
Distributions to Tribe	(42,132)	(44,000)	(50,000)
Principal portion of relinquishment payments	(14,911)	(9,658)	(8,446)
Capitalized financing fees	(7,416)	(6,314)	(3,034)
Payments on capital lease obligations	(1,520)	(4,877)	(12,907)
Increase in other long-term liabilities	95	82	—
Deferred gain on derivative instruments	2,173	—	—
Defeasance liability	—	—	(140,344)
Defeasance trust asset	—	—	135,507

Net cash flows provided by (used in) financing activities	179,289	343,233	(79,224)

Net increase (decrease) in cash and cash equivalents	10,733	(41,447)	(160,867)
Cash and cash equivalents at beginning of year	74,284	115,731	276,598

Cash and cash equivalents at end of year	$85,017	$74,284	115,731

Supplemental disclosures:
Cash paid during the year for interest	$70,715	$50,031	43,558

The accompanying notes are an integral part of these financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The President and Chief Executive Officer and other senior officers of Mohegan Sun are hired by the Management Board and are employees of the Authority.

NOTE 2—DISCONTINUED OPERATIONS:

On November 29, 2000, the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes, a smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Statements of Income and have been reported as “Loss from discontinued operations.” The loss for fiscal year 2001 relates to severance pay and disposal of bingo inventory.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

The Authority classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

Receivables

Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino customers, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends.

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

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

determination of income. Interest incurred for construction related projects is capitalized at the Authority’s weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalized for the fiscal years ended September 30, 2002, 2001 and 2000 was $12.4 million, $40.7 million and $9.9 million, respectively.

The carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Statement of Income. The Authority believes no such impairment exists at September 30, 2002.

Deferred financing costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”) and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value.

The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2002	2001
$200M Senior Notes	$206.3	$200.0
$300M Senior Subordinated Notes	$310.9	$303.0
$150M Senior Subordinated Notes	$153.4	$152.3
$250M Senior Subordinated Notes	$252.5	—

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2002.

Casino Revenues and Promotional Allowances

The Authority recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

The Authority operates the Mohegan Sun complimentary program in which food and beverage, hotel, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Player’s Club. The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances, except for the redemption at third party retail tenants at the Shops at Mohegan Sun, and from the Sun Select Catalog, which includes vacations, electronics and gift items, to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Food and beverage	$31,179	$26,215	$25,466
Hotel	8,069	—	—
Retail, entertainment and other	37,802	45,157	44,578

Total	$77,050	$71,372	$70,044

The Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Authority’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.”

In January 2001, the EITF reached a consensus on certain issues within Issue No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers” (“EITF 00-22”). On October 1, 2001, the Authority adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Authority offers cash inducements in certain circumstances and has reflected $459,000 for the fiscal year ended September 30, 2002 as an offset to gaming revenues for these incentives.

Gaming Expenses

Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut (see Note 12), expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the redemption of the Mohegan Sun Player’s Club points that are redeemed at third party retail tenants at the Shops at Mohegan Sun and the Sun Select Catalog.

The Authority accrues for Player’s Club points expected to be redeemed in the future based on the average cost to the Authority of items expected to be redeemed.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2002, 2001 and 2000 were $36.8 million, $31.4 million and $20.7 million, respectively. Prepaid advertising on the Authority’s balance sheet at September 30, 2002 and September 30, 2001 was $204,000 and $1.1 million, respectively.

Pre-Opening Costs and Expenses

Pre-opening costs and expenses consist principally of direct incremental personnel costs, marketing and advertising expenses related to Project Sunburst. In accordance with the American Institute of Certified Public

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses are expensed as incurred.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes. The Authority’s objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative instruments it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose the Authority to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Authority’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Other Current Liabilities

The Authority maintains accruals for calculated estimates for health and workers compensation self-insurance, Player’s Club points redemption and group sales commissions, which are classified in other current liabilities in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends. Actual results could differ from those estimates.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

Trademarks

In connection with the Relinquishment Agreement (see Note 13), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name used at or developed for Mohegan Sun. The trademarks were appraised by an independent valuation firm to have a value of $130.0 million. The independent valuation firm used the Income Approach—Relief From Royalty Method. Through the fiscal year ended September 30, 2001, the trademark was amortized on a straight-line basis over approximately 38 years. The balance of the trademark is as follows (in thousands):

	As of September 30,
	2002	2001
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Authority adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the fiscal years ended September 30, 2001 and 2000, the Authority recorded $3.4 million and $4.3 million, respectively, related to the amortization of the trademark. The Authority applied the fair value test as of September 30, 2002 and determined that no impairment existed at that date. Had SFAS 142 been in effect in these periods, the Authority’s results would have been as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Net income	$100,032	$213,941	$145,934
Trademark amortization	—	3,436	4,295

As adjusted net income	$100,032	$217,377	$150,229

Relinquishment Liability

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 13). The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the incremental layer will be discounted based upon the Authority’s risk free rate of investment. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the decremental layer will be discounted based upon a weighted average discount rate. The weighted average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying financial statements relate to the relinquishment liability, the liability associated with the unredeemed Player’s Club points and health and worker’s compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

The Authority is reclassifying certain costs and expenses associated with marketing costs because these costs directly benefited the gaming operations. Further, the presentation of these costs and expenses will be

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

comparable to the Authority’s industry peers. In addition, the Authority reclassified certain tribal administrative costs.

For the fiscal year ended September 30, 2001: (i) reclassified $46.1 million from advertising, general and administrative expenses (“G&A”) to gaming expenses, (ii) reclassified $1.6 million from retail, entertainment and other expenses (“Retail”) to gaming expenses and (iii) reclassified $10.6 million from Retail to G&A. The aggregate effect of recording these reclassifications resulted in the Authority increasing gaming expenses by $47.7 million, decreasing G&A expenses by $35.5 million and decreasing Retail expenses by $12.2 million. The aggregate effect of recording these reclassifications had no impact on net income.

For the fiscal year ended September 30, 2000: (i) reclassified $40.0 million from G&A to gaming expenses, (ii) reclassified $1.4 million from Retail to gaming expenses and (iii) reclassified $9.1 million from Retail to G&A. The aggregate effect of recording these reclassifications resulted in the Authority increasing gaming expenses by $41.4 million, decreasing G&A expenses by $30.9 million and decreasing Retail expenses by $10.5 million. The aggregate effect of recording these reclassifications had no impact on net income.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority has not adopted SFAS 144, and has not yet quantified the impact of implementing SFAS 144 on the Authority’s financial statements, but does not anticipate a negative effect on the Authority’s financial position, results of operations or cash flows upon adoption of the standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“SFAS 145”). The key provision of SFAS 145 which may affect the Authority rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority will adopt of SFAS 145 beginning October 1, 2002 and does not believe the adoption will have a material impact on the financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a material impact on the financial position, results of operations or cash flows.

NOTE 4—CASH AND CASH EQUIVALENTS:

At September 30, 2002 and 2001, the Authority had cash and cash equivalents of $85.0 million and $74.3 million, respectively, of which, $24.6 million and $5.3 million, respectively, were invested in highly liquid

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

investments with original maturities not to exceed three months. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

NOTE 5—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2002	2001
Gaming	$6,709	$3,571
Hotel	3,418	—
Other	5,244	2,541

Subtotal	15,371	6,112
Allowance for doubtful accounts	(1,241)	(765)

Receivables, net	$14,130	$5,347

NOTE 6—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2002	2001
Land	$28,581	$28,581
Land improvements	44,119	44,119
Buildings and improvements	1,138,503	773,313
Furniture and equipment	389,107	313,627

Subtotal	1,600,310	1,159,640
Less: accumulated depreciation	(156,605)	(79,225)

Property and equipment, net	1,443,705	1,080,415
Construction in process	5,962	223,568

Total property and equipment, net	$1,449,667	$1,303,983

For the fiscal years ended September 30, 2002, 2001 and 2000 depreciation expense totaled $78.6 million, $27.8 million and $23.2 million, respectively.

NOTE 7—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2002	2001
Prepaid expenses	$3,729	$5,868
Currency remaining in slot machines that have not been collected	—	6,838
Non-qualified deferred compensation	2,161	1,503

Total other current assets	$5,890	$14,209

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2002	2001
Accrued payroll and related taxes and benefits	$28,852	$26,576
Slot win contribution payable (Note 12)	14,985	13,504
Other	25,313	19,658

Total other current liabilities	$69,150	$59,738

NOTE 8—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	As of September 30,
	2002	2001
Bank Credit Facility	$251,000	$258,000
$200M Senior Notes	200,000	200,000
$300M Senior Subordinated Notes	300,000	300,000
$150M Senior Subordinated Notes	150,000	150,000
$250M Senior Subordinated Notes	250,000	—

Subtotal	1,151,000	908,000
Deferred gain on derivative instruments sold	2,173	—

Total debt	$1,153,173	$908,000

Maturities of the Authority’s debt as of September 30, 2002 are as follows (in thousands):

Long-term debt Maturities
Fiscal Year
2003	$101,000
2004	150,000
2005	—
2006	200,000
2007	—
Thereafter	700,000

Total	$1,151,000

Bank Credit Facility

As of September 30, 2002, the Authority had $251.0 million outstanding under a $350.0 million reducing, revolving, collateralized credit facility, or the Bank Credit Facility, with a syndicate of lenders led by Bank of America N.A. (formerly known as Bank of America National Trust and Savings Association), which will mature in March 2004. Pursuant to the terms of the Bank Credit Facility, the commitment (or the maximum amount that may be borrowed under the Bank Credit Facility) has been reduced from $400.0 million to $350.0 million on September 30, 2002, and will reduce by $50.0 million on the last day of each fiscal quarter thereafter. The Authority has drawn on the Bank Credit Facility primarily in connection with Project Sunburst and other capital

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority’s cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These financial covenants relate to the permitted maximums of the Authority’s total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. As of September 30, 2002 and 2001, the Authority was in compliance with all financial covenant requirements. Such covenants include provisions that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws;

•
except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe; and

•	permit a construction consultant to inspect and review the proposed expansion and all budgets, plans, designs and specifications on a periodic basis.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Bank Credit Facility). As of September 30, 2002, one-month LIBOR was 1.82% and the applicable spread on a LIBOR loan was 2.625%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. The Authority had no base rate loans at September 30, 2002.

Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowing under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

under the Relinquishment Agreement (see Note 13), that are then due and owing, the 1999 Senior Subordinated Notes and the 2001 Senior Subordinated Notes. As of September 30, 2002 and 2001, accrued interest on the Senior Notes was $4.1 million.

1999 Senior Subordinated Notes

On March 3, 1999, the Authority issued the $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing and the 2001 Senior Subordinated Notes. As of September 30, 2002 and 2001, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

2001 Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13), that are then due and owing. As of September 30, 2002 and 2001, accrued interest on the 2001 Senior Subordinated Notes was $3.1 million and $2.3 million, respectively.

2002 Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. On June 28, 2002, the Authority successfully consummated its offer to exchange all outstanding 2002 Senior Subordinated Notes that it had issued on February 20, 2002 for $250.0 million of its fully registered 8.0% Senior Subordinated Notes due 2012. The terms of such fully registered exchange notes issued are identical to the terms of the 2002 Senior Subordinated Notes (such exchange notes are also referred to as the “2002 Senior Subordinated Notes”). The Authority did not receive any additional proceeds from this exchange offer. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for and paid on October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13) that

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 13) that are then due and owing. As of September 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $12.3 million.

Subordinated Notes/Defeasance Trust

The Authority had $90.0 of subordinated financing from Sun International and Waterford Gaming LLC in the form of subordinated notes (“Subordinated Notes”). Interest on the Subordinated Notes ranged from prime plus 1.0% to 15.0%. Interest on the Subordinated Notes was payable semi-annually, provided that all such interest was deferred and not paid until at least half of the Authority’s then existing secured notes (“Existing Notes”) were offered to be repurchased or retired, pursuant to the terms of the Existing Notes and certain other conditions. In March 1999, the Authority redeemed the Existing Notes.

The Authority agreed to redeem the outstanding Subordinated Notes on January 1, 2000, the first permitted redemption date, at a price of 100.0% of the principal amount plus accrued and unpaid interest, less $500,000. To do this, the Authority exercised its rights under the original purchase agreement for the Subordinated Notes to affect a defeasance of the Subordinated Notes. The Authority established a separate trust account with First Union National Bank, the defeasance agent, in the form of U.S. Government securities, in an amount that was estimated to be sufficient to redeem the Subordinated Notes plus accrued interest on January 1, 2000. The Subordinated Notes of $140.3 million, representing the outstanding principal balance of $90.0 million and accrued interest of $50.3 million were tendered on December 30, 1999, two days prior to the redemption date for year 2000 contingency purposes. The Authority had reduced accrued interest by $500,000 to account for the gain on the extinguishment of debt related to the tender of the Subordinated Notes. The amounts reflected in the accompanying Statements of Cash Flows reflect the sale of the defeasance trust assets and the payment of the defeasance liability on December 30, 1999.

Line of Credit

On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank. At the Authority’s option, each advance shall bear interest at either the bank’s Prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread. Borrowings under this facility are uncollateralized obligations of the Authority. The facility expires in March 2004. As of September 30, 2002, no amounts were outstanding under the line of credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. On October 1, 2000, the Authority adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), designated all derivative instruments as cash flow hedging instruments, and marked them to market. The impact of the adoption of SFAS 133 was not material to the financial position of the Authority taken as a whole. The Authority excludes the change in time value when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly. The interest rate cap listed below was deemed to be effective at September 30, 2002. The interest rate swaps listed below were deemed to be ineffective at September 30, 2002.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Derivative instruments held by the Authority at September 30, 2002 are as follows (in thousands):

	Notional Value	Cost	Estimated Fair Value
Interest Rate Cap Strike Rate—8%	$57,377	$410	$—
Interest Rate Swap on Senior Notes due 2006 Six month LIBOR plus 522 basis points	100,000	—	(1,853)
Interest Rate Swap on 1999 Senior Subordinated Notes due 2009 Six month LIBOR plus 486 basis points	100,000	—	(1,141)

Total	$257,377	$410	$(2,994)

Derivative instruments are based upon one-month and six-month LIBOR. One-month and six-month LIBOR were 1.82% and 1.75%, respectively, on September 30, 2002.

In fiscal 2000, the Authority entered into interest rate cap, collar and swap hedge agreements (the “original derivative instruments”) with notional amounts based upon a percentage of the estimated draws on the Bank Credit Facility, as defined. Under the Bank Credit Facility, the Authority is permitted to have notional amounts under swap agreements up to $300.0 million. In accordance with SFAS 133, the original derivative instruments were designated as cash flow hedging instruments. In November 2000, the Authority modified the terms of its interest rate collar (“modified interest rate collar”) and its interest rate swap (“modified interest rate swap”) agreements. As a result of the modifications, the interest rate collar was deemed to be a net written option that did not qualify for hedge accounting. The negative fair market value at the date of modification of approximately $212,000 will be reclassified from other comprehensive loss to interest expense over the life of the original term of the hedge contract and future changes in the market value of the modified interest rate collar will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $73,000 of the negative fair market value into earnings over the next twelve months. The modification of the interest rate swap agreement did not change the Authority’s assessment that the hedge was effective.

In August 2002, the Authority entered into interest rate swap agreements designated as fair value hedges of $100.0 million of fixed rate debt due in 2006. During September 2002, the Authority sold these swap agreements and the deferred gain of $2.2 million was added to the carrying value of the Senior Notes due in 2006, and will be amortized and recorded as a reduction in interest expense over the remaining life of those notes.

In September 2002, the Authority replaced its modified interest rate swap and modified interest rate collar agreements with new swap agreements designated as fair value hedges of $100.0 million of fixed rate debt due 2006 (“2006 fair value hedge”) and $100.0 million of fixed rate debt due 2009 (“2009 fair value hedge”), respectively. Under terms of the agreement, the Authority makes payments on the 2006 fair value hedge of six-month LIBOR plus an applicable spread of 522 basis points and receives payments equal to 8.125% and makes payments on the 2009 fair value hedge of six-month LIBOR plus an applicable spread of 486 basis points and receives payments equal to 8.75%. As a result of the replacement of the modified interest rate collar and the modified interest rate swap, the 2006 fair value hedge and the 2009 fair value hedge do not qualify for hedge accounting. The negative fair market value of the modified interest rate swap at the date of modification of approximately $1.0 million will be reclassified from other comprehensive loss to interest expense over the life of the original terms of the hedge contract and future changes in the market value of the 2006 fair value hedge and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

the 2009 fair value hedge will be recorded directly to earnings as a component of interest expense. The Authority will reclassify approximately $714,000 of the negative fair market value into earnings over the next twelve months.

As of September 30, 2002, the original interest rate cap notional value of approximately $57.0 million continues to qualify for hedge accounting. As a result, any changes in the fair value of the original interest rate cap will be reflected in other comprehensive income (loss).

The aggregate fair market value change in all derivative instruments was $2.1 million for the fiscal year ended September 30, 2002. In accordance with SFAS 133, the Authority recorded a net unrealized gain of $901,000 on the derivative instruments as a component of accumulated other comprehensive loss in the accompanying balance sheets and recorded $1.3 million as an offset to interest expense in the accompanying statements of income. As of September 30, 2002 and 2001, the fair market value of the Authority’s derivative instruments of $3.0 million and $5.1 million, respectively, is included in other long-term liabilities in the accompanying balance sheets.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2003. The Authority also has a $550,000 uncollateralized letter of credit that expires in April 2003. The $550,000 letter of credit was reduced to $180,000 in November 2002. As of September 30, 2002, no amounts were drawn on the letters of credit.

NOTE 9—LEASES:

At September 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments of $1.6 million, of which $54,000 represented interest. These capital leases consist principally of furniture and equipment, and the depreciation of these assets is included in total depreciation and amortization on the Authority’s Statement of Income. In October and November 2001, the Authority repaid the total obligation under the capital leases.

The Authority leases certain equipment. Rental expense was $2.5 million for the fiscal year ended September 30, 2000. No operating leases with terms of more than a year existed during the fiscal years ended September 30, 2002 and 2001. During fiscal year 2000, the Authority purchased equipment previously used under operating leases for $2.7 million.

The Authority leases space to tenants in the Shops at Mohegan Sun. Minimum future rental income on non-cancelable leases expected to be received by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	Thereafter	Total
Minimum future rental income	$2,743	$2,834	$3,021	$3,061	$2,097	$10,612	$24,368

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun. As of September 30, 2002 and 2001, outstanding tenant loans were $2.0 million and $1.1 million, respectively. These loans mature in periods between three and ten years. These amounts have been included in other assets in the accompanying balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $10.0 million, $10.9 million and $9.9 million, respectively, of expenses for such services.

Prior to October 1, 2000, the Authority operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company (“Little People, LLC”) owned by the Tribe. For the fiscal year ended September 30, 2000, the Authority purchased $348,000 of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from the Authority and purchased the remaining inventory from the Authority for approximately $172,000. The Authority and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. The Authority reimburses the Tribe for sales where patron player’s club points are utilized.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority expensed $348,000, $386,000 and $386,000, respectively, relating to these land lease agreements.

The Tribe provided services through its Development Department for projects related to Mohegan Sun and Project Sunburst. The Authority incurred $954,000 of such expenses associated with the Development Department for the fiscal year ended September 30, 2000. There were no expenses incurred during the fiscal years ended September 30, 2002 and 2001.

On August 7, 2001, the Tribe issued Gaming Authority Priority Distribution Payment Public Improvement Bond Anticipation Notes (the “Series 2001 BANS”). The Series 2001 BANS were defeased by the Tribe’s subsequent issuance of Series 2001 Bonds. The Authority has no obligations to make any payments under the Series 2001 BANS or the Series 2001 Bonds. Debt service on the Series 2001 Bonds is paid by the Tribe from 95% of amounts received from the Authority under the Priority Distribution Agreement. The Priority Distribution Agreement obligates the Authority to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the Bank Credit Facility. The priority distribution payments are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. The Authority’s financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million and $14.0 million for each of the fiscal years ended September 30, 2002 and 2001, respectively. The Authority’s payment obligations under the Relinquishment Agreement (see Note 13) are subordinated in right of payment to the minimum distribution payment as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

In compliance with the restrictive provisions of the Bank Credit Facility and the Authority’s indentures, the Authority distributed to the Tribe $27.0 million, net of $15.1 million, including a $1.1 million adjustment for the Consumer Price Index, related to the Priority Distribution Agreement, during the fiscal year ended September 30, 2002. For the fiscal year ended September 30, 2001, the Authority distributed $30.0 million, net of $14.0 million related to the Priority Distribution Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO. In addition, when staffing the operations of the Project Sunburst expansion, the Development Agreement requires TCA to give hiring and recruiting preferences, first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes.

Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity’s bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Tribal members under the TERO provision described above.

As of September 30, 2002, 130 employees of the Authority were members of the Tribe.

The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $372,000, $175,000 and $792,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to an arms length engagement with an unaffiliated firm.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal rental under the lease (see Note 12). The lease has an initial term of 25 years and it is renewable for an additional 25-year term upon expiration.

NOTE 11—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions, net of forfeitures, of approximately $3.7 million, $2.7 million and $2.9 million to this plan for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

their pre-tax income to the plan. For the fiscal years ended September 30, 2002, 2001 and 2000, employee contributions, net of withdrawals, and investment appreciation/depreciation totaled $658,000, $657,000 and $703,000, respectively.

The Authority sponsors a retirement plan (the “Retirement Plan”) for all employees. The Retirement Plan was effective July 2, 2001 and contributions by the Authority are based on a fixed contribution level for hours worked. Employees become eligible after 90 days of employment and will be fully vested at the completion of seven years of employment. For the fiscal years ended September 30, 2002 and 2001, the Authority has contributed $3.9 million and $986,000, net of forfeitures, to the Retirement Plan, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES:

Project Sunburst

During the quarter ended March 31, 2002, the Tribe received a notification from Trading Cove Associates (“TCA”) the developer of Project Sunburst, indicating that the cost of completing Project Sunburst is estimated to be $1.0 billion, excluding capitalized interest, which represents an increase of $40.0 million over the previous estimate of $960.0 million. TCA indicated that the $40.0 million increase relates to scope changes to the Mohegan Sun retail program amounting to $10.0 million and acceleration costs related to the early opening of the Casino of the Sky and the extended hotel tower completion date in the amount of $12.0 million. The balance of the increase relates to theming and quality improvements and claims reserves in the amount of $18.0 million. As of September 30, 2002, the Authority had spent $997.8 million, excluding capitalized interest, on Project Sunburst.

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”) which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

The Authority reflected expenses associated with the Slot Win Contribution totaling $179.6 million, $144.6 million and $135.1 million, respectively, for the fiscal years ended September 30, 2002, 2001 and 2000. As of September 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $15.0 million.

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay to the Town a recurring annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town’s water system. The Tribe assigned its rights and obligations in the agreement with the Town of Montville to the Authority. As of September 30, 2002, the Authority fulfilled the obligation to make a one-time payment of $3.0 million for improvements to the municipal water system, which has been included in other assets in the accompanying balance sheets and is being amortized over 40 years.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Rent and Other Operating Expenses

The Authority is required to pay to the Tribe a nominal annual rental fee. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be 8% of the tenant’s gross revenues from the premises. The Authority is responsible for the payment of all costs of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

Use of Leased Property

The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority’s interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgages

The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing the Authority’s obligations under the Bank Credit Facility granted by the Authority that provides, among other things, that (1) the Tribe will have the right to notice of, and to cure, any default of the Authority, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure, and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease.

As provided in the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

Default Remedies

The Authority will be in default under the lease if, subject to the notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or the Authority’s right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof, or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expansion Construction Management Agreement with Perini Building Company, Inc.

The Authority engaged Perini Building Company, Inc. (“Perini”) as construction manager to provide construction management services for Project Sunburst. As construction manager, Perini is receiving a fee of $25.5 million for services including, but not limited to, pre-construction review and construction phase contract administration. As of September 30, 2002, Perini had received $24.7 million of the $25.5 million fee, which has been included in property and equipment, net in the accompanying balance sheets. For the fiscal years ended September 30, 2002, 2001 and 2000, the Authority incurred $9.5 million, $7.5 million and $6.0 million, respectively, related to the construction management fee. In addition, the Authority has agreed to pay Perini $1.3 million and $500,000 in construction management fees relating to the Indian Summer and Thames Garages, respectively. During fiscal year 2002, the Authority incurred $1.3 million and $500,000 in construction management fees relating to the Indian Summer and Thames Garages, respectively, all of which has been paid. The Construction Management Agreement contains a limited waiver of sovereign immunity to permit the commencement, maintenance and enforcement of any dispute, claim and/or cause of action arising under the Construction Management Agreement. In conjunction with the limited waiver of sovereign immunity, Perini may seek satisfaction of judgment against the undistributed and/or future revenues of Project Sunburst and/or the existing Mohegan Sun facility.

Radio Station Guarantee

In August 2001, the Authority entered into an agreement with AAA Entertainment, LLC (“AAA”) to operate the radio station WMOS on the premises of Mohegan Sun. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. Payment to AAA for the fiscal year ended September 30, 2002 totaled $104,000. These amounts represent the revenue shortfall from October 1, 2001 through March 31, 2002. As of September 30, 2002, AAA owed the Authority $56,000. These amounts represent the cumulative excess revenues earned by AAA from April 1, 2002 through September 30, 2002. There were no payments for the fiscal year ended September 30, 2001.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 13—TCA AGREEMENTS:

Management Agreement

On August 30, 1995, the Tribe and TCA entered into the Amended and Restated Gaming Facility Management Agreement (the “Management Agreement”), pursuant to which the Tribe retained and engaged TCA, on an independent contractor basis, to operate, manage and market Mohegan Sun. The Tribe assigned its rights and obligations under the Management Agreement to the Authority. TCA had a responsibility to manage Mohegan Sun in exchange for payments ranging from 30% to 40% of net income, before management fees, as defined, depending upon profitability levels. Management fees totaled $13.6 million for the fiscal year ended September 30, 2000. The amount for fiscal year 2000 represents only the amounts earned from the period October 1, 1999 through December 31, 1999, the date upon which the Management Agreement was terminated.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Relinquishment Agreement

In February 1998, the Authority and TCA entered into an agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded the Management Agreement. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by the Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

In the fourth quarter of fiscal year 2000, TCA notified the Authority that it did not agree with the Authority’s treatment of certain promotional transactions that, in TCA’s opinion, had resulted in a reduction in revenues subject to the Relinquishment Agreement. The Authority and TCA have agreed on the accounting for Revenues related to certain promotional allowances in accordance with the Relinquishment Agreement. As a result, in August 2001, the Authority paid TCA approximately $137,000 of additional relinquishment fees.

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies”, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk free investment rate. At September 30, 2002, the carrying amount of the relinquishment liability was $557.6 million as compared to $592.0 million at September 30, 2001. The decrease is due to $51.1 million in relinquishment payments and a $19.6 million relinquishment liability reassessment adjustment, offset by $36.3 million in accretion of relinquishment liability discount. Of the $51.1 million in relinquishment payments, $14.9 million represents principal amounts and the remaining $36.2 million is payment for the accretion of interest. Relinquishment payments of $42.3 million were made during the fiscal year ended September 30, 2001. Of the $42.3 million in relinquishment payments for the fiscal year ended September 30, 2001, $9.7 million represents principal payments and the remaining $32.6 million is payment for the accretion of interest. Relinquishment payments of $20.0 million were made during the fiscal year ended September 30, 2000. Of the $20.0 million in relinquishment payments for the fiscal year ended September 30, 2000, $8.5 million represents principal payments and the remaining $11.5 million is payment for the accretion of interest. The accretion of relinquishment liability discount resulted from the impact on the discount for the time value of money due to the passage of time. The relinquishment liability reassessment of $19.6 million, $74.4 million and $8.8 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively resulted from the impact of actual revenues compared to original estimates on the determination of the relinquishment liability. In fiscal years 2002 and 2001, the Authority reviewed current revenue forecasts and reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected Project Sunburst revenues and future competition from potential Native American casinos. At September 30, 2002 and 2001 relinquishment payments earned but unpaid were $16.3 million and $11.5 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Subordination of Relinquishment Payment/Priority Distribution to the Tribe

The Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the Relinquishment Agreement, from the Authority to the Tribe to the extent then due.

Development Agreement

On February 7, 1998, the Authority and TCA entered into a development services agreement (the “Development Agreement”). Under the Development Agreement, TCA is responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst. TCA is acting as the Authority’s representative in connection with construction contracts that are approved by the Authority. Specifically, TCA is responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority.

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of September 30, 2002, the Authority had incurred $13.7 million related to the TCA development fee, of which $13.5 million has been paid. All amounts incurred have been included in the property and equipment, net in the accompanying balance sheets.

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

SCHEDULE II

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 and 2000
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance beginning of period	Charged to costs and expenses (income)	Charged to other accounts	Deductions from reserves(1)	Balance at end of period
Description:
Fiscal Year Ended September 30, 2002
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$765	$991	$—	$515	$1,241
Relinquishment liability	$592,008	$16,702	$—	$51,118	$557,592

Fiscal Year Ended September 30, 2001
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$736	$411	$—	$382	$765
Relinquishment liability	$672,880	$(38,577)	$—	$42,295	$592,008

Fiscal Year Ended September 30, 2000
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$834	$617	$—	$715	$736
Relinquishment liability	$661,010	$31,843	$—	$19,973	$672,880

Note (1): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off and payments under the Relinquishment Agreement.

S-1

EXHIBIT INDEX
Exhibit No.	Description

3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed herewith).

3.2	Mohegan Tribe of Indians of Connecticut Ballot for Amendment to Article V of the Mohegan Constitution (filed herewith).

3.3	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the 1996 Form S-1 and incorporated by reference herein).

4.1
Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, File No. 33-80653, filed with the SEC on December 29, 1998 (the “1998 Form 10-K”), and incorporated by reference herein).

4.2
Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, File No. 333-76753, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4 and incorporated by reference herein).

4.4
Senior Registration Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4 and incorporated by reference herein).

4.5
Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.6
Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.7
Senior Subordinated Registration Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4 and incorporated by reference herein).

4.8
Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.9
Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4 and incorporated by reference herein).

4.10
Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4 and incorporated by reference herein).

4.11
Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, File No. 333-84984, filed with the SEC on March 27, 2002 (the “2002 Form S-4”) and incorporated by reference herein).

4.12
Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4 and incorporated by reference herein).

4.13
Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC, and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4 and incorporated by reference herein).

10.1
The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2
Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3
Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4
Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5
Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6
Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7
Amended and Restated Gaming Facility Management Agreement, dated August 30, 1995, between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Trading Cove Associates (filed as Exhibit 10.8 to the 1996 Form S-1, and incorporated herein by reference).

10.8
Development Services Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.15 to the 1998 Form 10-K, and incorporated herein by reference).

10.9
Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.10
Construction Reserve Disbursement Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed as Exhibit 10.12 to the 1999 Form S-4 and incorporated herein by reference).

10.11
The Loan Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Bank of America National Trust and Savings Association as Administrative Agent, Salomon Smith Barney Inc. as Syndication Agent, Societe Generale as Documentation Agent, NationsBanc Montgomery Securities LLC as Lead Arranger and each lender named therein (the “Loan Agreement”) (filed as Exhibit 10.10 to the 1999 Form S-4 and incorporated by reference herein).

10.12
Amendment No. 1 to the Loan Agreement, dated as of November 30, 2000, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 10.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated by reference herein).

10.13
Amendment No. 2 to the Loan Agreement, dated as of February 12, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K dated February 12, 2002 and incorporated by reference herein).

10.14
Amendment No. 3 to the Loan Agreement, dated as of March 26, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Associated (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K dated March 26, 2002 and incorporated by reference herein).

10.15
Amendment No. 4 to the Loan Agreement, dated as of June 21, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Authority’s Current Report on Form 8-K, dated June 24, 2002, and incorporated by reference herein).

10.16
Amendment No. 5 to the Loan Agreement, dated as of August 14, 2002, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.2 with the Authority’s Current Report on Form 8-K, dated August 19, 2002, and incorporated by reference herein).

10.17	*
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein).

10.18	*	Mohegan Retirement Plan dated as July 30, 2001 between the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed herewith).

10.19
Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001, (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”) and incorporated by reference herein).

10.20	*
Administrative Services Agreement between the Mohegan Tribal Gaming Authority and Fleet Retirement Plan A Services, dated July 30, 2001, (filed as Exhibit 10.2 to the June 2001 10-Q and incorporated by reference herein).

10.21
Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions; dated July 9, 1999 (filed herewith).

10.22
General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed herewith).

10.23		Loan Agreement between the Authority and Fleet National Bank, dated as of August 28, 2002 (filed herewith).

10.24		Revolving Loan Note between the Authority and Fleet National Bank, dated as of August 28, 2002 (filed herewith).

10.25	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed as Exhibit 10.14 to the 1999 Form S-4 and incorporated by reference herein).

10.26	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.15 to the 1999 Form S-4 and incorporated by reference herein).

10.27	*
Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.16 to the 1999 Form S-4 and incorporated by reference herein).

10.28	*
Employment Agreement, dated July 24, 2000, by and between the Mohegan Tribal Gaming Authority and John Arnesen (filed as Exhibit 10.20 to the Authority’s Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, filed with the SEC on September 30, 2001 (the “2001 10-K/A”), and incorporated by reference herein).

10.29	*	Employment Agreement, dated January 5, 2001, by and between the Mohegan Tribal Gaming Authority and Michael Bloom (filed as Exhibit 10.21 to the 2001 10-K/A, and incorporated by reference herein).

10.30	*	Employment Agreement, dated June 14, 2000, by and between the Mohegan Tribal Gaming Authority and Gary Crowder (filed as Exhibit 10.22 to the 2001 10-K/A, and incorporated by reference herein).

10.31	*	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein).

10.32	*	Employment Agreement, dated June 23, 2000, by and between the Mohegan Tribal Gaming Authority and Daniel Garrow (filed herewith).

12.1		Computation of Ratio of Earnings to Fixed Charges (filed herewith).

99.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2
Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management agreement or compensatory plan or arrangement.