Form 10-Q
period 2002-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2003-02-13
CIK 1005276

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):  Yes  ☐  No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

PART I.    FINANCIAL INFORMATION.

Item 1.    Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2002 (unaudited)	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$68,327	$85,017
Receivables, net	14,402	14,222
Inventories	13,884	14,314
Other current assets	20,877	5,890

Total current assets	117,490	119,443
Non-current assets:
Property and equipment, net	1,423,252	1,443,705
Construction in process	5,804	5,962
Trademark, net	119,692	119,692
Other assets, net	24,901	25,253

Total assets	$1,691,139	$1,714,055

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$126,000	$101,000
Current portion of relinquishment liability	85,529	79,764
Accounts payable and accrued expenses	87,236	80,384
Construction payables	12,196	28,823
Accrued interest payable	32,687	26,278

Total current liabilities	343,648	316,249

Non-current liabilities:
Long-term debt, net of current portion	1,002,006	1,052,173
Relinquishment liability, net of current portion	472,289	477,828
Other long-term liabilities	830	3,172

Total liabilities	1,818,773	1,849,422

Commitments and contingencies (Note 5)
Capital:
Retained deficit	(126,741)	(134,277)
Accumulated other comprehensive loss	(893)	(1,090)

Total capital	(127,634)	(135,367)

Total liabilities and capital	$1,691,139	$1,714,055

The accompanying notes to the financial statements should be read in conjunction with the financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	For the Quarter Ended December 31, 2002 (unaudited)	For the Quarter Ended December 31, 2001 (unaudited)
Revenues:
Gaming	$255,467	$226,898
Food and beverage	21,852	17,091
Hotel	12,722	—
Retail, entertainment and other	20,666	15,221

Gross revenues	310,707	259,210
Less—Promotional allowances	(22,954)	(17,127)

Net revenues	287,753	242,083

Operating costs and expenses:
Gaming	146,642	134,676
Food and beverage	13,312	9,917
Hotel	2,744	—
Retail, entertainment and other	12,058	9,026
Advertising, general and administrative	42,382	38,117
Pre-opening costs and expenses	—	1,657
Depreciation and amortization	23,019	17,236

Total operating costs and expenses	240,157	210,629

Income from operations	47,596	31,454

Other income (expense):
Accretion of relinquishment liability discount	(8,398)	(9,083)
Interest income	89	123
Interest expense, net of capitalized interest	(18,918)	(14,649)
Other expense, net	(112)	(37)

Total other expense	(27,339)	(23,646)

Net income	$20,257	$7,808

The accompanying notes to the financial statements should be read in conjunction with the financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	For the Quarter Ended December 31, 2002 (unaudited)		For the Quarter Ended December 31, 2001 (unaudited)
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(134,277)		$(192,177)
Net income	20,257	$20,257	7,808	$7,808

Distributions to Tribe	(12,721)		(6,971)

Retained deficit at December 31	(126,741)		(191,340)

Accumulated other comprehensive loss at October 1	(1,090)		(1,991)
Reclassification of derivative instrument losses to earnings		197		—
Unrealized gain on derivative instruments		—		102

Other comprehensive income	197	197	102	102

Comprehensive income		$20,454		$7,910

Accumulated other comprehensive loss at December 31	(893)		(1,889)

Total capital ending balance at December 31	$(127,634)		$(193,229)

The accompanying notes to the financial statements should be read in conjunction with the financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended December 31, 2002 (unaudited)	For the Quarter Ended December 31, 2001 (unaudited)
Cash flows provided by (used in) operating activities:
Net income	$20,257	$7,808
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	23,019	17,236
Accretion of relinquishment liability discount	8,398	9,083
Cash paid for accretion of relinquishment liability discount	(4,542)	(4,479)
Loss on early extinguishment of debt, net	—	6
Change in fair value of derivative instruments	(3,378)	(79)
Loss on disposition of assets	113	30
Provision for losses on receivables	262	253
Amortization of debt issuance costs	1,915	1,281
Amortization of deferred gain on derivative instruments	(167)	—
Amortization of other comprehensive loss	197	—
Changes in operating assets and liabilities:
Increase in operating assets, net	(14,999)	(6,740)
Increase in accounts payable and accrued expenses	13,261	12,887

Net cash flows provided by operating activities	44,336	37,286

Cash flows provided by (used in) investing activities:
Purchase of property and equipment, net of change in construction accounts payable of $(16,627) and $(15,596), respectively	(19,156)	(100,576)
Proceeds from asset sale	27	33
Issuance of third-party loans	(500)	(781)
Payments on tenant loans	22	10

Net cash flows used in investing activities	(19,607)	(101,314)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings	—	82,000
Bank Credit Facility repayments	(25,000)	—
Line of Credit borrowings	25,000	—
Line of Credit repayments	(25,000)	—
Principal portion of relinquishment liability payments	(3,630)	(1,286)
Distributions to Tribe	(12,721)	(6,971)
Capitalized financing fees	(9)	(1,229)
Payment on capital lease obligations	—	(1,520)
Increase in other long-term liabilities	(59)	37

Net cash flows (used in) provided by financing activities	(41,419)	71,031

Net (decrease) increase in cash and cash equivalents	(16,690)	7,003
Cash and cash equivalents at beginning of period	85,017	74,284

Cash and cash equivalents at end of period	$68,327	$81,287

The accompanying notes to the financial statements should be read in conjunction with the financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”) federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The President and Chief Executive Officer and other senior officers are hired by the Management Board and are employees of the Authority.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Authority’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts in the fiscal year 2002 financial statements have been reclassified to conform to the fiscal year 2003 presentation.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules became effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority adopted SFAS 144 on October 1, 2002. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“SFAS 145”). The key provision of SFAS 145 rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority adopted SFAS 145 on October 1, 2002. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force (“EITF”) Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a material impact on the Authority’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Authority adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and will adopt the recognition and measurement requirements during the quarter ended March 31, 2003. The Authority does not believe the adoption of the recognition and measurement requirements will materially affect the Authority’s financial position, results of operations or cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	December 31, 2002	September 30, 2002
Bank Credit Facility	$226,000	$251,000
$200M 8 1 / 8 % Senior Notes	200,000	200,000
$300M 8 3 / 4 % Senior Subordinated Notes	300,000	300,000
$150M 8 3 / 8 % Senior Subordinated Notes	150,000	150,000
$250M 8% Senior Subordinated Notes	250,000	250,000

Subtotal	$1,126,000	$1,151,000
Deferred gain on derivative instruments sold	2,006	2,173

Total debt	$1,128,006	$1,153,173

Bank Credit Facility

As of December 31, 2002, the Authority had $226.0 million outstanding under a $300.0 million reducing, revolving, collateralized credit facility (“the Bank Credit Facility”) with a syndicate of lenders led by Bank of America N.A. The Bank Credit Facility will expire in March 2004. Pursuant to the terms of the Bank Credit Facility, the maximum amount that may be borrowed under the Bank Credit Facility was reduced from $350.0 million to $300.0 million on December 31, 2002, and will continue to reduce by $50.0 million on the last day of each fiscal quarter thereafter. The Authority has borrowed funds under the Bank Credit Facility primarily

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

to fund capital expenditures related to a major expansion of Mohegan Sun (“Project Sunburst”) and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, by a leasehold mortgage on the land and improvements which comprise Mohegan Sun and by each of the Authority’s cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These financial covenants relate to, among other things, the permitted maximums of the Authority’s total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. As of December 31, 2002 and September 30, 2002, the Authority was in compliance with all financial covenant requirements. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. Such non-financial covenants include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe.

As of December 31, 2002 and September 30, 2002, the Authority was in compliance with all non-financial covenant requirements.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, (“LIBOR”), plus, in either case, the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Bank Credit Facility). As of December 31, 2002, one-month LIBOR was 1.38% and the applicable spread on a LIBOR loan was 2.38%. Interest on each LIBOR loan which is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made and every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of December 31, 2002 and September 30, 2002, the Authority had no base rate loans. Accrued interest on the Bank Credit Facility was $156,000 and $235,000 at December 31, 2002 and September 30, 2002, respectively.

Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowing under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of December 31, 2002 and September 30, 2002, accrued interest on the Senior Notes was $8.1 million and $4.1 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

1999 Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The first callable date for the 1999 Senior Subordinated Notes is January 1, 2004. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of December 31, 2002 and September 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million and $6.6 million, respectively.

2001 Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first callable date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of December 31, 2002 and September 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million and $3.1 million, respectively.

2002 Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million of the outstanding balance under the Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1, with the first interest payment scheduled for and paid on October 1, 2002. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first callable date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of December 31, 2002 and September 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $12.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Line of Credit

On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank (the “Line of Credit”). At the Authority’s option, each advance shall bear interest at either the bank’s prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Line of Credit). Borrowings under this facility are uncollateralized obligations of the Authority. The facility expires in March 2004. As of December 31, 2002 and September 30, 2002, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only.

Derivative instruments held by the Authority at December 31, 2002 are as follows (in thousands):

	Notional Value	Cost	Estimated Fair Value
Interest Rate Cap
Strike Rate—8%, one month LIBOR	$45,467	$410	$—
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 522 basis points	100,000	—	154
Interest Rate Swap on Senior Subordinated Notes due 2009
Six month LIBOR plus 486 basis points	100,000	—	(711)
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 490 basis points	50,000	—	516
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 495 basis points	50,000	—	424

Total	$345,467	$410	$383

Derivative instruments are based upon one-month and six-month LIBOR. Both one-month and six-month LIBOR were 1.38% on December 31, 2002.

As of December 31, 2002, the Authority’s interest rate cap continues to qualify for hedge accounting. As a result, any changes in its fair value will be reflected in other comprehensive income (loss).

In November 2002, the Authority entered into two interest rate swap agreements. The two interest rate swaps are based on six-month LIBOR plus spreads of 490 basis points and 495 basis points, respectively. The Authority has elected not to designate any of its interest rate swap agreements as hedging instruments. As a result, the changes to market value of the interest rate swaps will be charged to earnings as a component of interest expense through the terms of the hedge contracts.

The aggregate fair market value change in all derivative instruments, a net unrealized gain of $3.4 million for the quarter ended December 31, 2002, was recorded as a reduction of interest expense in the accompanying statements of income. The Authority also recorded an interest expense credit of $1.2 million for the quarter ended December 31, 2002, related to interest settlements on the Authority’s derivative instruments. As of December 31, 2002, derivative instruments having an aggregate fair market value of $1.1 million were included in other assets in the accompanying balance sheets. As of December 31, 2002, a derivative instrument having a fair market value of $(711,000) was included in other long-term liabilities in the accompanying balance sheet. As of September 30, 2002, derivative instruments having an aggregate fair market value of $(3.0 million) were included in other long-term liabilities in the accompanying balance sheet.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

In previous periods, the Authority modified certain derivative instruments. The resulting negative fair market values at the date of modification will be reclassified from other comprehensive loss to interest expense over the original terms of the hedge contracts. For the quarter ended December 31, 2002, the Authority reclassified approximately $197,000 of the negative fair market value into interest expense and expects to reclassify approximately $774,000 of the negative fair market value into interest expense over the next 12 months.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2003. The Authority also has a $550,000 uncollateralized letter of credit that expires in April 2003. The $550,000 letter of credit was reduced to $180,000 in November 2002. As of December 31, 2002, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended December 31, 2002 and 2001, the Authority incurred expenses for such services of $3.3 million and $2.9 million, respectively. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the quarters ended December 31, 2002 and 2001, expenses related to these agreements totaled $70,000 and $97,000, respectively.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Project Sunburst

The Authority has received authorization from the Tribe to expend up to $1.0 billion, excluding capitalized interest, for completion of Project Sunburst. As of December 31, 2002, the Authority had spent $996.1 million, excluding capitalized interest, on Project Sunburst and expects to incur an additional $3.9 million during the remainder of fiscal year 2003. As of December 31, 2002, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. There was no capitalized interest during the quarter ended December 31, 2002. Capitalized interest totaled $4.6 million for the quarter ended December 31, 2001.

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

For the quarters ended December 31, 2002 and 2001, the Authority reflected expenses associated with the Slot Win Contribution totaling $46.1 million and $43.0 million, respectively. As of December 31, 2002 and September 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $15.5 million and $15.0 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Radio Station Guarantee

In June 2001, the Authority entered into an agreement with AAA Entertainment, LLC (“AAA”) to operate the radio station WMOS on the premises of Mohegan Sun. The term of the agreement shall expire on the earliest of (a) the closing of the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason, or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required to make under the initial term of the agreement is $900,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. No payments were required for the quarter ended December 31, 2002.

ACLS of New England, Inc.

In October 2002, the Authority entered into a co-investment agreement with ACLS of New England, Inc. (“ACLS”). Under the terms of the co-investment agreement, the Authority is a guarantor of a term loan entered into between ACLS and Citizens Bank. The term of the co-investment agreement is for ten years and, in the event of default by ACLS, the maximum potential future payments (undiscounted) the Authority could be required to make is approximately $6.4 million. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. The Authority has also entered into a 10-year laundry services agreement with ACLS. The Authority has an option to renew the laundry services agreement for one additional 10-year term. Under the laundry services agreement, the Authority will pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—TCA AGREEMENTS:

Relinquishment Agreement

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into an agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Relinquishment Date and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies”, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk free investment rate. At December 31, 2002, the carrying amount of the relinquishment liability was $557.8 million as compared to $557.6 million at September 30, 2002. The increase is due to $8.4 million in accretion of relinquishment liability discount, offset by $8.2 million in relinquishment payments. Of the $8.2 million in relinquishment payments, $3.6 million represents principal amounts and the remaining $4.6 million is payment for the accretion of interest. During the quarter ended December 31, 2001, the Authority paid $5.8 million in relinquishment payments, consisting of $1.3 million in principal amounts and $4.5 million for the accretion of interest. The accretion of relinquishment liability discount resulted from the impact on the discount for the time value of money due to the passage of time. At December 31, 2002 and September 30, 2002 relinquishment payments earned but unpaid were $23.7 million and $16.3 million, respectively.

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

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of December 31, 2002, the Authority had incurred $13.8 million related to the TCA development fee, of which $13.7 million has been paid. All amounts incurred have been included in property and equipment, net in the accompanying balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Termination and Disputes

The Development Agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 7, 2008. In addition, each party has the right to terminate the Development Agreement if there is a material default or failure to perform a material duty or obligation by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and have agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has also waived its sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

NOTE 7—SUBSEQUENT EVENTS:

On January 27, 2003, the Authority received the requisite consent of its lenders to Amendment No. 6 to its Bank Credit Facility. The amendment allows the Authority to create a new subsidiary, Mohegan Basketball Club, LLC, for the purpose of acquiring a women’s professional basketball team franchise.

On January 28, 2003, the Authority and its newly formed subsidiary, the Mohegan Basketball Club LLC, entered into a Membership Agreement (the “Membership Agreement”) with the Women’s National Basketball Association (the “WNBA”). The Membership Agreement sets forth the terms and conditions pursuant to which the Authority’s subsidiary will acquire a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA league.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed balance sheet of the Mohegan Tribal Gaming Authority (“the Authority”) as of December 31, 2002, and the related condensed statements of income, of changes in capital and of cash flows for the quarters ended December 31, 2002 and 2001. These interim financial statements are the responsibility of the Authority’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2002, and the related statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 17, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, CT

February 10, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some information included in this Quarterly Report on Form 10-Q and other materials filed by the Mohegan Tribal Gaming Authority, or the Authority, with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, competition, changes in interest rates, dependence on existing management, leverage and debt service, regional, domestic or global economic conditions, the legalization of gaming in certain jurisdictions, and the availability of financing for development and operations. Additional information concerning potential factors that could affect the Authority’s financial results are included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as well as the Authority’s other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. The Authority does not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with the Authority’s financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut. Under the Indian Gaming Regulatory Act, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, that has been approved by the United States Secretary of the Interior. The Tribe’s gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Tribe has established an instrumentality, the Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe located adjacent to Uncasville, Connecticut. The Authority is governed by a nine-member Management Board, consisting of the same nine members of the Mohegan Tribal Council (the governing body of the Tribe).

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is situated in southeastern Connecticut on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is located approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. Recently, the Authority has substantially completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of a 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002 with substantial completion of construction occurring in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which, at December 31, 2002, includes the following two casinos:

Casino of the Earth.    The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines, 170 table games, including blackjack, roulette, craps and baccarat, and 40 poker tables;

•	food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 440-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky.    The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,560 slot machines and 90 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 350-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by Mohegan Sun, as well as four full-service and three quick-service restaurants and one lounge operated by third-parties, for a total of approximately 2,200 restaurant seats;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	a child care facility and an arcade style recreation area;

•	the Shops at Mohegan Sun containing 28 different retail shops, three of which are owned by the Authority;

•	an approximately 1,200-room hotel with room service;

•	an approximately 20,000 square foot spa; and

•	approximately 100,000 square feet of convention space.

As of December 31, 2002, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline and convenience center located adjacent to Mohegan Sun.

Other Reservation Enhancements

Child Development Center

The Tribe has constructed an approximately 36,000 square foot child development center. The project cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility’s cost; however, that amount later was reimbursed fully by the Tribe. Construction began in November 2001, and the child development center opened in January 2003.

Explanation of Key Financial Statement Captions and Other Pertinent Information

Gross revenues.    The Authority’s gross revenues are derived mostly from the following four sources:

•	Gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

•	Food and beverage revenues;

•	Hotel revenues; and

•	Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Quarter Ended December 31,
	2002	2001
Gaming	82%	88%
Food and beverage	7%	7%
Hotel	4%	0%
Retail, entertainment and other	7%	5%

Total	100%	100%

Revenues.    The Authority’s largest component of revenue is gaming revenue which is recognized as gaming wins less gaming losses. Within the gaming revenue category, the Authority’s largest component of revenue is the revenue from its slot machines. The Authority reports gross slot revenue to the State of Connecticut, pursuant to the Mohegan Compact. Gross slot revenue represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot revenue to arrive at net slot revenue. Net slot revenue is included in gaming revenue in the accompanying statements of income. Wide-area progressive jackpot amounts are paid by a third-party vendor, and the Authority remits a weekly payment to the vendor, which also is deducted from gross slot revenue.

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional allowances.    The Authority operates a voluntary program for its guests, without membership fees, called the Mohegan Sun Player’s Club. This complimentary program provides food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services, tickets to entertainment events held at Mohegan Sun facilities and items from the Sun Select Catalog, which includes vacations, electronics and gift items. The retail value of these points is included in gross revenue when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues. Points redeemed at third party retail outlets at the Shops at Mohegan Sun and from the Sun Select Catalog are included in gaming expenses.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Quarters Ended December 31,
	2002	2001
Food and beverage	$8,359	$7,319
Hotel	4,623	—
Retail, entertainment and other	9,972	9,808

Total	$22,954	$17,127

The estimated cost of the goods and services associated with providing these promotional allowances was charged to gaming expenses as follows (in thousands):

	For the Quarters Ended December 31,
	2002	2001
Food and beverage	$6,600	$7,095
Hotel	1,530	—
Retail, entertainment and other	6,968	6,175

Total	$15,098	$13,270

Gaming expenses.    The largest component of gaming expenses is the portion of revenues earned on slot machines which must be paid to the State of Connecticut (the “Slot Win Contribution”). For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. Gaming expenses also include expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the redemption of the Mohegan Sun Player’s Club points actually redeemed at third party retail outlets at the Shops at Mohegan Sun and the Sun Select Catalog. The Authority maintains a reserve for the accrual of unredeemed Player’s Club points based on the average cost to the Authority of items expected to be redeemed and adjustments in such reserve during each period are reflected in gaming expenses in the Authority’s statements of income.

Adjusted EBITDA.    Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, pre-opening costs and expenses, accretion of relinquishment liability discount and relinquishment liability reassessment adjustment on the relinquishment liability to Trading Cove Associates, or TCA, pursuant to the Relinquishment Agreement, and other non-operating expense, net. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America or GAAP (such as operating income or net income), nor should it be considered as an indicator of the Authority’s overall financial performance. Adjusted EBITDA information has been included for those investors who find it a useful tool for measuring operating performance. The Authority has determined this to be a useful tool to assess the operating performance of the business for comparative purposes to other operators within the gaming industry. The Authority’s calculation of Adjusted EBITDA is likely to be different from the calculation of EBITDA or similar measurements used by other companies and therefore comparability may be limited. A reconciliation of Adjusted EBITDA with net income as determined in accordance with GAAP is shown below (in thousands):

	For the Quarters Ended December 31,
	2002	2001
Adjusted EBITDA	$70,615	$50,347
Interest expense, net of capitalized interest	(18,918)	(14,649)
Income taxes	—	—
Interest income	89	123
Depreciation and amortization	(23,019)	(17,236)
Pre-opening costs and expenses	—	(1,657)
Accretion of relinquishment liability discount	(8,398)	(9,083)
Other expense, net	(112)	(37)

Net income	$20,257	$7,808

Accretion of relinquishment liability discount and reassessment of relinquishment liability.    In February 1998, the Authority and Trading Cove Associates, or TCA, entered into an agreement, the Relinquishment Agreement. Effective January 1, 2000, the Relinquishment Date, the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments, Senior Relinquishment Payments and Junior Relinquishment Payments have separate payment schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. See Note 3 to the Authority’s financial statements. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due.

The Authority, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted average discount rate (a decremental layer). The weighted average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Note 6 to the Authority’s financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Quarters Ended December 31, 2002 and 2001:

Net revenues for the quarter ended December 31, 2002 increased by $45.7 million, or 18.9%, to $287.8 million from $242.1 million reported for the quarter ended December 31, 2001. This increase was attributable primarily to increased patronage at the property since the opening of the Casino of the Sky, the addition of the Mohegan Sun hotel and the completion of the Thames and Indian Summer parking garages, resulting in increases in all revenue categories.

Adjusted EBITDA for the quarter ended December 31, 2002 increased by $20.3 million, or 40.3%, to $70.6 million from $50.3 million for the quarter ended December 31, 2001. Mohegan Sun achieved a 24.5% Adjusted EBITDA margin for the quarter ended December 31, 2002 compared to a 20.8% Adjusted EBITDA margin for the quarter ended December 31, 2001. The increase in margin primarily was the result of labor efficiencies and a decrease in advertising and promotional expenses. Efficiencies in labor have been achieved through an increase in gross revenue per full-time equivalent by approximately $4,000, or 12.8%, from $33,000 for the quarter ended December 31, 2001 to $37,000 for the quarter ended December 31, 2002. The decrease in advertising expenses is due to the intense advertising during the quarter ended December 31, 2001 for the newly opened Casino of the Sky. The decrease in promotional expenses is attributable to the lower cost of promotions held during the quarter ended December 31, 2002, compared to the quarter ended December 31, 2001.

Gaming revenues for the quarter ended December 31, 2002 increased by $28.6 million, or 12.6%, to $255.5 million from $226.9 million for the quarter ended December 31, 2001. This increase was due primarily to a 6.8% increase in net slot machine revenues and a 30.2% increase in table game revenues. Gross slot revenues were $183.8 million and $171.9 million for the quarters ended December 31, 2002 and 2001, respectively. Gross slot win per unit per day was $322 and $300 for the respective periods. The increase in gross slot win per unit per day was due to an increase in the gross slot revenue for the quarter and a decrease in the weighted average number of slot machines from approximately 6,219 in the quarter ended December 31, 2001 to approximately 6,201 in the quarter ended December 31, 2002. The Connecticut slot market grew at a rate of 2.1% from the quarter ended December 31, 2001 to the quarter ended December 31, 2002. The State of Connecticut reported gross slot revenues of $365.9 million and $358.3 million for the quarters ended December 31, 2002 and 2001, respectively. Mohegan Sun exceeded the market’s growth in slot revenue as it experienced an increase in gross slot revenues of 6.9% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001.

Food and beverage revenues for the quarter ended December 31, 2002 increased by $4.8 million, or 27.9%, to $21.9 million from $17.1 million for the quarter ended December 31, 2001. This increase was attributable primarily to a 13.7% increase in the number of meals served, or covers, and a higher average sale per meal served in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001.

Hotel revenues for the quarter ended December 31, 2002 were $12.7 million. The Mohegan Sun hotel opened in April 2002. Average daily room rates were $162 for the quarter ended December 31, 2002 with an occupancy rate of 74%. Revenue per available room was $117. There were no hotel revenues for the quarter ended December 31, 2001.

Retail, entertainment and other revenues increased by $5.4 million, or 35.8%, to $20.7 million for the quarter ended December 31, 2002 from $15.2 million for the quarter ended December 31, 2001. Retail and other revenues increased by $3.4 million, while entertainment revenues increased by $2.6 million for the quarter  ended December 31, 2002. The increase in entertainment revenue was attributable primarily to a 53.3% increase in the number of arena events and a 48.3% increase in the number of arena tickets sold in the quarter ended December 31, 2002. The increase in retail and other revenues for the quarter ended December 31, 2002 was attributable primarily to an increase in tenant revenue associated with the Shops at Mohegan Sun.

Promotional allowances for the quarter ended December 31, 2002 increased by $5.8 million, or 34.0%, to $23.0 million from $17.1 million for the quarter ended December 31, 2001. The increase was due primarily to $4.6 million in hotel complimentaries. The Mohegan Sun hotel opened in April 2002, therefore there were no hotel complimentaries in the quarter ended December 31, 2001. Additional increases include an increase in food complimentaries associated with increased volumes in the food outlets and an increase in gas complimentaries effected by the industry increases for the sales price per gallon of gasoline.

Total operating costs and expenses for the quarter ended December 31, 2002 increased by $29.5 million, or 14.0%, to $240.2 million from $210.6 million for the quarter ended December 31, 2001. Most of the increase was attributable to additional operating costs and expenses associated with supporting the $45.7 million increase in net revenues and higher depreciation and amortization associated with the completion of Project Sunburst for the quarter ended December 31, 2002.

Gaming costs and expenses for the quarter ended December 31, 2002 increased by $12.0 million, or 8.9%, to $146.6 million from $134.7 million for the quarter ended December 31, 2001. The increase was due to increased marketing costs associated with bus patron promotional expenses designed to increase bus passenger volume as well as an increase in benefit costs for the quarter. The Slot Win Contribution payments to the State of Connecticut have also contributed to the increase in gaming costs and expenses. The Authority recorded expenses associated with the Slot Win Contribution totaling $46.1 million and $43.0 million, respectively, for the quarters ended December 31, 2002 and 2001. Additionally, the increased traffic at the Shops of Mohegan Sun, combined with the holiday shopping season, resulted in a significant increase in the redemption of Mohegan Sun Player’s Club points in the third party tenant restaurants and in the Shops at Mohegan Sun. Despite the increases mentioned above, efficiencies achieved in the gaming division, including labor efficiencies have caused gaming costs and expenses as a percentage of gaming revenues to decrease from 59.4% for the quarter ended December 31, 2001 to 57.4% for the quarter ended December 31, 2002.

Food and beverage costs and expenses for the quarter ended December 31, 2002 increased by $3.4 million, or 34.2%, to $13.3 million from $9.9 million for the quarter ended December 31, 2001. The increase was due to higher food and beverage operating costs, particularly labor costs associated with the opening of convention services, hotel coffee shop and room services due to the opening of the Mohegan Sun hotel and convention center in April 2002, and an increase in cost of goods sold directly related to the $4.8 million increase in food and beverage revenue. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 1.3 million in the quarter ended December 31, 2001 to 1.5 million in the quarter ended December 31, 2002, an increase of 13.7%. The cost of goods sold for food calculated as a percentage of food revenue was 32.8% for the quarter ended December 31, 2002 compared to 35.8% for the quarter ended December 31, 2001. The cost of goods sold for beverage calculated as a percentage of beverage revenue was 24.7% for the quarter ended December 31, 2002 compared to 27.2% for the quarter ended December 31, 2001.

Hotel costs and expenses for the quarter ended December 31, 2002 were $2.7 million. There were no hotel costs and expenses for the quarter ended December 31, 2001.

Retail, entertainment and other costs and expenses for the quarter ended December 31, 2002 increased by $3.0 million, or 33.6%, to $12.1 million from $9.0 million for the quarter ended December 31, 2001. This increase was attributable mainly to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the quarter ended December 31, 2002. Some of these events included a pre-season NBA basketball game between the Boston Celtics and the Chicago Bulls, concerts by Andrea Bocelli, Tim McGraw, Rush and the Irish Tenors and an ESPN Bowling tournament. There were 23 events in the Mohegan Sun Arena during the quarter ended December 31, 2002 compared to 15 events during the quarter ended December 31, 2001.

Advertising, general and administrative costs and expenses for the quarter ended December 31, 2002 increased by $4.3 million, or 11.2%, to $42.4 million from $38.1 million for the quarter ended December 31, 2001. The increase was due primarily to increases in costs to operate the expanded facility, such as increased utilities, engineering, risk management and environmental services.

Pre-opening costs and expenses associated with the opening of the hotel were $1.7 million for the quarter ended December 31, 2001. There were no pre-opening costs for the quarter ended December 31, 2002.

Depreciation and amortization for the quarter ended December 31, 2002 increased by $5.8 million, or 33.6%, to $23.0 million from $17.2 million for the quarter ended December 31, 2001. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Income from operations for the quarter ended December 31, 2002 increased by $16.1 million, or 51.3%, to $47.6 million from $31.5 million for the quarter ended December 31, 2001. This increase was due to increases in net revenues, partially offset by an increase in total operating costs and expenses described above.

Accretion of the discount associated with the relinquishment liability reassessment for the quarter ended December 31, 2002 decreased by $685,000, or 7.5%, to $8.4 million from $9.1 million for the quarter ended December 31, 2001. The Authority’s quarterly accretion of the relinquishment liability reflects the impact of time on the value of money, discounted to present value using the Authority’s current risk-free rate of investment.

Interest income for the quarter ended December 31, 2002 decreased by $34,000, or 27.6%, to $89,000 from $123,000 for the quarter ended December 31, 2001. The decrease in interest income resulted from a decrease in the weighted average invested cash and cash equivalents. The weighted average invested cash and cash equivalents were $19.9 million and $35.9 million for the quarters ended December 31, 2002 and December 31, 2001, respectively. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense for the quarter ended December 31, 2002 increased by $4.3 million, or 29.1%, to  $18.9 million from $14.6 million for the quarter ended December 31, 2001. This increase in interest expense is primarily attributable to a decrease in the amount of interest capitalized, due to the opening of the Mohegan Sun hotel, and an increase in the weighted average outstanding debt. The Authority’s weighted average outstanding debt was $1.1 billion for the quarter ended December 31, 2002, compared to $976.7 million for the quarter ended December 31, 2001. Capitalized interest was $4.6 million for the quarter ended December 31, 2001. There was no capitalized interest for the quarter ended December 31, 2002. The increase in interest expense is partially offset by a favorable change of $3.4 million in the fair value of derivative instruments and an interest settlement of $1.2 million for the quarter ended December 31, 2002. The weighted average interest rate for the quarter ended December 31, 2002 was 6.6%, compared to 7.9% for the quarter ended December 31, 2001. The decrease in the weighted average interest rate was attributable to favorable adjustments pertaining to the Authority’s derivative instruments.

Net income for the quarter ended December 31, 2002 increased by $12.4 million, or 159.4%, to $20.3 million from $7.8 million for the quarter ended December 31, 2001. The increase primarily is due to an increase in income from operations partially offset by an increase in interest expense, net of capitalized interest as more fully discussed above.

Seasonality

The gaming industry in Connecticut is seasonal in nature with the heaviest gaming activity occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for other quarters or a full year.

Liquidity, Capital Resources and Capital Spending

As of December 31, 2002, the Authority had cash and cash equivalents of $68.3 million, a decrease of $16.7 million from $85.0 million as of September 30, 2002. Cash provided by operating activities for the quarter ended December 31, 2002 increased $7.1 million, or 18.9%, to $44.3 million from $37.3 million for the quarter ended December 31, 2001. The increase in cash provided by operating activities is attributable primarily to an increase in net income, offset by higher working capital needs.

Operating activities are a significant source of the Authority’s cash flows. In addition to cash generated by operating activities, the Authority has relied on external sources of liquidity to meet its investing requirements. The principal application of these funds was capital expenditures incurred in connection with the construction and development of Project Sunburst and other real property improvements. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of cash generated by its activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to the following:

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	increased competition in the gaming industry, or the legalization of gaming activities in the State of Connecticut, which may result in a substantial decrease in revenue;

•	an act of terrorism on the United States of America; and

•	operating expenses increasing at a greater rate than revenues.

External Sources of Liquidity

Bank Credit Facility.    As of December 31, 2002, the Authority had $226.0 million outstanding under a $300.0 million reducing, revolving, collateralized credit facility, or the Bank Credit Facility, with a syndicate of lenders led by Bank of America N.A. The Bank Credit Facility will expire in March 2004. Pursuant to the terms of the Bank Credit Facility, the maximum amount that may be borrowed under the Bank Credit Facility, has been reduced from $350.0 million to $300.0 million on December 31, 2002, and will continue to reduce by $50.0 million on the last day of each fiscal quarter thereafter. The Authority has borrowed funds under the Bank Credit Facility primarily to fund capital expenditures related to Project Sunburst and other capital expenditure projects. The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including a leasehold mortgage on the land and improvements which comprise Mohegan Sun, and by a lien on the Authority’s cash operating accounts. The Bank Credit Facility subjects the Authority to a number of restrictive covenants including financial covenants. These covenants relate to the permitted maximum amounts of the Authority’s total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and maximum capital expenditures. As of December 31, 2002 and September 30, 2002, the Authority was in compliance with all financial covenant requirements. The Bank Credit Facility includes other affirmative and negative covenants by the Tribe and the Authority customarily found in loan agreements for similar transactions. Such non-financial covenants include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian Tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, the Authority not sell or dispose of assets, incur other debt or contingent obligations, extend credit, make investments or commingle its assets with assets of the Tribe.

As of December 31, 2002 and September 30, 2002, the Authority was in compliance with all non-financial covenant requirements.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month London Inter-Bank Offered Rate, or LIBOR, plus, in either case, the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Bank Credit Facility). As of December 31, 2002, one-month LIBOR was 1.38% and the applicable spread on a LIBOR loan was 2.38%. Interest on each LIBOR loan that is for a term of three months or less is due and payable on the last day of the related interest period. Interest on each LIBOR loan which is for a term of more than three months is due and payable on the date which is three months after the date such LIBOR loan was made, every three months thereafter and on the last day of the related interest period. Interest on each base rate loan is due and payable quarterly in arrears. As of December 31, 2002 and September 30, 2002, the Authority had no base rate loans. Accrued interest on the Bank Credit Facility was $156,000 and $235,000 at December 31, 2002 and September 30, 2002, respectively.

The Authority has entered into discussions with Banc of America Securities LLC and Citibank North America, Inc. regarding the syndication of a new senior secured credit facility which would be comprised of a term loan and a revolving credit facility. It is anticipated that this new senior secured credit facility would close in the Spring of 2003 and would replace the existing Bank Credit Facility. In the event that the Authority does not enter into this new senior secured credit facility, additional financing would be required to enable the Authority to pay all amounts outstanding under the existing Bank Credit Facility when due. While management has identified other potential sources of financing, the Authority cannot assure you that such financing will be available on acceptable terms, if at all.

Line of Credit.    On August 28, 2002, the Authority entered into a $25.0 million revolving loan agreement with Fleet National Bank, or the Line of Credit. At the Authority’s option, each advance shall bear interest at either the bank’s prime rate or on the basis of a one-month, two-month or three-month LIBOR plus the applicable spread (based on the Authority’s Total Leverage Ratio as defined in the Line of Credit). Borrowings under this facility are uncollateralized obligations of the Authority. The facility expires in March 2004. As of December 31, 2002 and September 30, 2002, no amounts were outstanding under the Line of Credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $2.5 million for the quarter ended December 31, 2002, compared to  $85.0 million for the quarter ended December 31, 2001. These capital expenditures were an aggregate of the following:

•	During the quarter ended December 31, 2002, capital expenditures were reduced by $1.7 million due to a revised estimate of capital expenditures incurred, compared to $57.0 million, including $4.6 million in capitalized interest and net of $654,000 expensed or recorded as inventory, during the quarter ended December 31, 2001. Cumulative Project Sunburst capital expenditures totaled $1.054 billion, including $63.5 million in capitalized interest and net of $5.4 million expensed or recorded as inventory, through December 31, 2002.

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $4.3 million and $6.5 million for the quarter ended December 31, 2002 and December 31, 2001, respectively.

•	Capital expenditures on the Authority’s electrical and water systems infrastructure totaled $1.7 million for the quarter ended December 31, 2001. There were no such expenditures for the quarter ended December 31, 2002. Cumulative infrastructure improvements totaled $35.0 million as of December 31, 2002. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

•	Capital expenditures for the $65.0 million Indian Summer parking garage, a 2,700-space patron parking garage, totaled $12,000 and $18.8 million for the quarters ended December 31, 2002 and 2001, respectively. Cumulative expenditures totaled $64.7 million as of December 31, 2002. The Indian Summer Garage opened in June 2002.

•	For the quarter ended December 31, 2002, the Authority’s expenditures were reduced by $88,000 due to a revised estimate of expenditures incurred associated with the Thames Garage. The Authority did not incur any capital expenditures for the construction of the Thames parking garage during the quarter ended December 31, 2001. Cumulative capital expenditures for the $25.0 million, 1,700-space Thames parking garage totaled $24.1 million as of December 31, 2002. The Thames Garage opened in April 2002.

•	Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke free slot machine venue which opened on April 18, 2001, were $2,000 and $474,000 for the quarters ended December 31, 2002 and 2001, respectively. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of December 31, 2002.

Other Reservation Enhancements

•	Capital expenditures for the construction of a child development center were $554,000 during the quarter ended December 31, 2001 and cumulative expenditures reached $1.1 million as of September 30, 2002. The Authority’s expenditure of $1.1 million has been fully reimbursed by the Tribe. The child development center is operated by the Tribe and opened in January 2003.

In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of December 31, 2002, construction retainage totaled $1.5 million, which has been included in construction payables in the Authority’s financial statements.

Expected Future Capital Expenditures

During the remainder of fiscal year 2003, the Authority expects capital expenditures to total approximately $31.2 million and to be allocated as follows:

•	$25.8 million on maintenance capital expenditures.

•	$3.9 million to complete Project Sunburst construction.

•	$0.5 million to complete the 2,700-space Indian Summer Garage.

•	$1.0 million to complete the 1,700-space Thames Garage

Sources of Funding for Capital Expenditures

The Authority will rely primarily on cash generated from operations to finance these capital expenditures. However, the Authority’s ability to finance sufficiently the anticipated capital expenditures from these sources depends on its ability to maintain a stable level of cash generation from its operations.

Relinquishment Agreement

Under the terms of the Relinquishment Agreement, the Authority has agreed to pay TCA five percent of Revenues (as defined in the Relinquishment Agreement) generated from Mohegan Sun, including Project Sunburst, beginning January 1, 2000 and ending December 31, 2014. The Authority refers to these payments collectively as the Relinquishment Payments. The Authority initially recorded a relinquishment liability of $549.1 million in September 1998. The present value of this liability is estimated at $557.8 million as of

December 31, 2002, an increase of $226,000 from the $557.6 million liability recognized at September 30, 2002. The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted average discount rate (a decremental layer). The weighted average discount rate is defined as the average discount rate used to discount all the pervious incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. The Authority has capitalized $130.0 million of the relinquishment liability associated with the trademark value of the Mohegan Sun brand name. The Authority paid $8.2 million in Relinquishment Payments during the quarter ended December 31, 2002. Of the $8.2 million in Relinquishment Payments for the quarter ended December 31, 2002, $3.6 million represents principal amounts and the remaining $4.6 million is payment for the accretion of interest. As of December 31, 2002, relinquishment payments earned but unpaid were $23.7 million. During the quarter ended December 31, 2001, the Authority paid $5.8 million in Relinquishment Payments, consisting of $1.3 million in principal amounts and $4.5 million for the accretion of interest.

Distributions to the Tribe

During the quarter ended December 31, 2002, the Authority distributed $12.7 million to the Tribe. The Authority distributed $7.0 million to the Tribe for the quarter ended December 31, 2001.

Interest Expense

For the quarters ended December 31, 2002 and 2001, the Authority incurred the following in interest expense (in thousands):

	For the Quarters Ended December 31,
	2002	2001
Bank Credit Facility	$2,590	$4,252
$200M 8.125% Senior Notes	4,062	4,062
$300M 8.75% Senior Subordinated Notes	6,563	6,563
$150M 8.375% Senior Subordinated Notes	3,141	3,141
$250M 8% Senior Subordinated Notes	5,000	—
Line of Credit	157	—
Change in fair value of derivative instruments	(3,378)	(79)
Interest settlement—derivative instruments	(1,162)	—
Amortization of other comprehensive loss	197	—
Amortization of deferred gain on derivative instruments	(167)	—
Amortization of debt issuance costs	1,915	1,281
Capital lease obligations	—	9
Capitalized interest	—	(4,580)

Total interest expense	$18,918	$14,649

Sufficiency of Resources

The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations (other than repayment of the existing Bank Credit Facility as described below), relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months. The

Authority has entered into discussions with Banc of America Securities LLC and Citibank North America, Inc. regarding the syndication of a new senior secured credit facility which would be comprised of a term loan and a revolving credit facility. It is anticipated that this new senior secured credit facility would close in the Spring of 2003 and would replace the existing Bank Credit Facility. In the event that the Authority does not enter into this new senior secured credit facility, additional financing would be required to enable the Authority to pay all amounts outstanding under the existing Bank Credit Facility when due. While management has identified other potential sources of financing, the Authority cannot assure you that such financing will be available on acceptable terms, if at all.

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

Contractual Obligations (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	After 5 years

Long-term debt(2)	$101,000	$150,000	$200,000	$700,000
Construction obligations(3)	3,900	—	—	—
Development obligations(4)	252	—	—	—

Total	$105,152	$150,000	$200,000	$700,000

(1)	Amounts due within fiscal year 2003 represent obligations expected to be incurred from October 1, 2002 to September 30, 2003.
(2)	Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the Bank Credit Facility, but excludes interest payments. See Note 3 to the Authority’s financial statements.
(3)	Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst, and related construction enhancements. See Note 5 to the Authority’s financial statements.
(4)	Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the fee due to TCA. See Note 6 to the Authority’s financial statements.

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

Contractual Commitments (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	6-10 years

Slot Win Contribution(2)	$189,445	$396,016	$359,979	$931,921
Relinquishment commitments(3)	63,420	132,548	120,487	311,918
Priority distributions(4)	15,306	31,931	33,774	93,214

Total	$268,171	$560,495	$514,240	$1,337,053

(1)	Amounts due within fiscal year 2003 represent payment commitments from October 1, 2002 to September 30, 2003.

(2)	Slot Win Contributions are a portion of the revenues earned on slot machines that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The payment commitment is the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. For the fiscal years ended September 30, 2002, 2001 and 2000, the Slot Win Contribution totaled $179.6 million, $144.6 million and $135.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment commitments represent payment commitments of the Authority to TCA under the Relinquishment Agreement. The relinquishment commitment is calculated as five percent of revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 6 to the Authority’s financial statements.
(4)	Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, which maximum amount is subject to an annual adjustment based on the Consumer Price Index, or CPI. During the quarter ended December 31, 2002, the Authority paid $3.7 million related to the Priority Distribution Agreement, in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.846%.

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

The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses the relinquishment liability (i) at least annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted average discount rate (a decremental layer). The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact on the time value of money due to the passage of time. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

The Authority recognizes gaming revenue as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

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

The Authority maintains accruals for estimated health and workers compensation self-insurance claims, Player’s Club points redemption and group sales commissions, which are classified in accounts payable and accrued expenses in the accompanying balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. Actual results could differ from those estimates.

The Authority is subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other current liabilities category in its accompanying balance sheets.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules became effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority adopted SFAS 144 on October 1, 2002. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002,” or SFAS 145. The key provision of SFAS 145 rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority adopted SFAS 145 on October 1, 2002. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force, or EITF, Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority will adopt SFAS 146 beginning January 1, 2003 and does not believe the adoption will have a material impact on the Authority’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” or FIN 45. FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Authority adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and will adopt the recognition and measurement requirements during the quarter ended March 31, 2003. The Authority does not believe the adoption of the recognition and measurement requirements will materially affect the Authority’s financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority’s primary exposure to market risk is interest rate risk associated with its $300.0 million Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. See Note 3 to the Authority’s financial statements for further details relating to the terms and conditions of the Bank Credit Facility. As of December 31, 2002, the Authority had drawn $226.0 million under the Bank Credit Facility. The Authority uses derivative instruments, including an interest rate cap and interest rate swaps as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes.

Derivative instruments held by the Authority at December 31, 2002 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest Rate Cap
One month LIBOR, Strike Rate—8%	October 1, 2003	$45,467	$—
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 522 basis points	January 1, 2006	100,000	154
Interest Rate Swap on Senior Subordinated Notes due 2009
Six month LIBOR plus 486 basis points	January 1, 2009	100,000	(711)
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 490 basis points	January 1, 2006	50,000	516
Interest Rate Swap on Senior Notes due 2006
Six month LIBOR plus 495 basis points	January 1, 2006	50,000	424

Total		$345,467	$383

Derivative instruments are based upon one-month and six-month LIBOR. Both one-month and six-month LIBOR were 1.38% on December 31, 2002.

Item 4.     Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

The Authority maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Authority’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Authority’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

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

(b)    Changes in Internal Controls.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART II.    OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K.

(a)    Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

(b)    Reports on Form 8-K.

The Authority filed a Form 8-K, dated December 4, 2002, pertaining to its fourth quarter and fiscal year ended September 30, 2002 operating results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY
Date: February 12, 2003	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman, Management Board

Date: February 12, 2003	By:	/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer

Date: February 12, 2003	By:	/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann, Executive Vice President Finance/Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, William J. Velardo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Mohegan Tribal Gaming Authority;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer

CERTIFICATION

I, Jeffrey E. Hartmann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Mohegan Tribal Gaming Authority;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann Executive Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1

Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Form 10-K for the fiscal year ended September 30, 2002. File No. 033-80655, filed with the SEC on December 19, 2002 (the “2002 Form 10-K”), and incorporated by reference herein).

3.2	Mohegan Tribe of Indians of Connecticut Ballot for Amendment to Article V of the Mohegan Constitution (filed as Exhibit 3.2 to the Authority’s 2002 Form 10-K, and incorporated by reference herein).

3.3

Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, File No. 033-80655, filed with the SEC on February 29, 1996, and incorporated by reference herein).

4.1

Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, File No. 033-80655, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2

Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1 / 8 % Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, File No. 333-76753, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Form of Global 8 1 / 8 % Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.4

Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.5

Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3 / 4 % Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4, and incorporated by reference herein).

4.6

Form of Global 8 3 / 4 % Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.7

Senior Subordinated Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4, and incorporated by reference herein).

4.8

Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3 / 8 % Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 17, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.9

Form of Global 8 3 / 8 % Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

Exhibit No.	Description

4.10

Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.11

Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, File No. 333-84984, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.12

Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.13

Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC, and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

99.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2

Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).