Form 10-Q
period 2003-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2003-05-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION.	Page Number

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets of Mohegan Tribal Gaming Authority as of March 31, 2003 (unaudited) and September 30, 2002	1

Condensed Consolidated Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Six Months Ended March 31, 2003 and 2002 (unaudited)	2

Condensed Consolidated Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the Quarters and Six Months Ended March 31, 2003 and 2002 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Six Months Ended March 31, 2003 and 2002 (unaudited)	4

Notes to Condensed Consolidated Financial Statements of Mohegan Tribal Gaming Authority	5-16

Report of Independent Accountants by PricewaterhouseCoopers LLP	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3. Quantitative and Qualitative Disclosure of Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K	38

Signatures. Mohegan Tribal Gaming Authority	39

PART I. FINANCIAL INFORMATION.

Item 1.    Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003 (unaudited)	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$57,134	$85,017
Receivables, net	12,771	14,222
Inventories	12,847	14,314
Other current assets	26,409	5,890

Total current assets	109,161	119,443
Non-current assets:
Property and equipment, net	1,409,936	1,443,705
Construction in process	7,171	5,962
Trademark, net	119,692	119,692
Other assets, net	35,708	25,253

Total assets	$1,681,668	$1,714,055

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$101,000
Current portion of relinquishment liability	77,246	79,764
Accounts payable and accrued expenses	92,651	80,384
Construction payables	9,876	28,823
Accrued interest payable	23,969	26,278

Total current liabilities	204,742	316,249
Non-current liabilities:
Long-term debt, net of current portion	1,130,903	1,052,173
Relinquishment liability, net of current portion	465,300	477,828
Other long-term liabilities	1,402	3,172

Total liabilities	1,802,347	1,849,422

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(119,982)	(134,277)
Accumulated other comprehensive loss	(697)	(1,090)

Total capital	(120,679)	(135,367)

Total liabilities and capital	$1,681,668	$1,714,055

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Quarter Ended March 31, 2003 (unaudited)	For the Quarter Ended March 31, 2002 (unaudited)	For the Six Months Ended March 31, 2003 (unaudited)	For the Six Months Ended March 31, 2002 (unaudited)
Revenues:
Gaming	$250,485	$221,286	$505,952	$448,184
Food and beverage	19,630	14,946	41,482	32,037
Hotel	11,257	—	23,979	—
Retail, entertainment and other	16,623	13,653	37,289	28,874

Gross revenues	297,995	249,885	608,702	509,095
Less—Promotional allowances	(21,234)	(14,461)	(44,188)	(31,588)

Net revenues	276,761	235,424	564,514	477,507

Operating costs and expenses:
Gaming	137,812	120,956	284,454	255,633
Food and beverage	11,913	9,097	25,225	19,014
Hotel	2,694	—	5,438	—
Retail, entertainment and other	7,629	5,940	19,687	14,966
Advertising, general and administrative	44,636	31,270	87,018	69,387
Pre-opening costs and expenses	—	2,006	—	3,663
Depreciation and amortization	22,890	18,062	45,909	35,298

Total operating costs and expenses	227,574	187,331	467,731	397,961

Income from operations	49,187	48,093	96,783	79,546

Other income (expense):
Accretion of relinquishment liability discount	(8,398)	(9,084)	(16,796)	(18,167)
Interest income	63	117	152	240
Interest expense, net of capitalized interest	(23,933)	(15,317)	(42,851)	(29,966)
Write-off of debt issuance costs	(403)	(826)	(403)	(826)
Other income (expense), net	22	(50)	(90)	(87)

Total other expense	(32,649)	(25,160)	(59,988)	(48,806)

Net income	$16,538	$22,933	$36,795	$30,740

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	For the Quarter Ended March 31, 2003 (unaudited)		For the Quarter Ended March 31, 2002 (unaudited)
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at January 1	$(126,741)		$(191,340)
Net income	16,538	$16,538	22,933	$22,933

Distributions to Tribe	(9,779)		(9,721)

Retained deficit at March 31	(119,982)		(178,128)

Accumulated other comprehensive loss at January 1	(893)		(1,889)
Reclassification of derivative instrument losses to earnings		196		—
Unrealized gain on derivative instruments		—		461

Other comprehensive income	196	196	461	461

Comprehensive income		$16,734		$23,394

Accumulated other comprehensive loss at March 31	(697)		(1,428)

Total capital ending balance at March 31	$(120,679)		$(179,556)

	For the Six Months Ended March 31, 2003 (unaudited)		For the Six Months Ended March 31, 2002 (unaudited)
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(134,277)		$(192,177)
Net income	36,795	$36,795	30,740	$30,740

Distributions to Tribe	(22,500)		(16,691)

Retained deficit at March 31	(119,982)		(178,128)

Accumulated other comprehensive loss at October 1	(1,090)		(1,991)
Reclassification of derivative instrument losses to earnings		393		—
Unrealized gain on derivative instruments		—		563

Other comprehensive income	393	393	563	563

Comprehensive income		$37,188		$31,303

Accumulated other comprehensive loss at March 31	(697)		(1,428)

Total capital ending balance at March 31	$(120,679)		$(179,556)

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended March 31, 2003 (unaudited)	For the Six Months Ended March 31, 2002 (unaudited)
Cash flows provided by (used in) operating activities:
Net income	$36,795	$30,740
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	45,909	35,298
Accretion of relinquishment liability discount	16,796	18,167
Cash paid for accretion of relinquishment liability discount	(17,481)	(18,041)
Loss on early extinguishment of debt, net	—	6
Change in fair value of derivative instruments	(1,711)	(890)
Loss on disposition of assets	93	80
Provision for losses on receivables	528	459
Amortization of debt issuance costs	3,369	2,698
Write-off of debt issuance costs	403	826
Amortization of deferred gain on sale of derivative instruments	(342)	—
Reclassification of derivative instrument losses to earnings	393	—
Changes in operating assets and liabilities:
Increase in operating assets, net	(18,126)	(8,601)
Increase in accounts payable and accrued expenses	9,958	1,582

Net cash flows provided by operating activities	76,584	62,324

Cash flows provided by (used in) investing activities:
Purchase of property and equipment, net of change in construction accounts payable of $(18,947) and $(52,288), respectively	(32,493)	(215,155)
Investment in WNBA franchise (see Note 7)	(2,259)	—
Proceeds from asset sales	256	184
Issuance of third-party loans	(500)	(1,181)
Payments on tenant loans	62	35

Net cash flows used in investing activities	(34,934)	(216,117)

Cash flows provided by (used in) financing activities:
Old Bank Credit Facility borrowings	35,000	184,000
Old Bank Credit Facility repayments	(286,000)	(243,000)
New Bank Credit Facility borrowings	151,000	—
New Bank Credit Facility repayments	(30,000)	—
New Term Loan borrowings	100,000	—
Line of Credit borrowings	50,000	—
Line of Credit repayments	(50,000)	—
Proceeds from issuance of long-term debt	—	250,000
Principal portion of relinquishment liability payments	(14,361)	(6,411)
Distributions to Tribe	(22,500)	(16,691)
Capitalized debt issuance costs	(3,685)	(6,257)
Payment on capital lease obligations	—	(1,520)
Deferred gain on sale of derivative instruments	1,072	—
Increase (decrease) in other long-term liabilities	(59)	44

Net cash flows provided by (used in) financing activities	(69,533)	160,165

Net increase (decrease) in cash and cash equivalents	(27,883)	6,372
Cash and cash equivalents at beginning of period	85,017	74,284

Cash and cash equivalents at end of period	$57,134	$80,656

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. The Tribe established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Authority is engaged primarily in the ownership, operation and development of gaming facilities. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The President and Chief Executive Officer and other senior officers are hired by the Management Board and are employees of the Authority.

On January 27, 2003, the Authority created a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”) for the purpose of acquiring a membership in the Women’s National Basketball Association (“WNBA”) and the right to own and operate a professional basketball team in the WNBA. See Note 7 for a further discussion of the Authority’s investment in a WNBA franchise.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Authority’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiary, MBC. In consolidating, all intercompany transactions have been eliminated.

Reclassifications

Certain amounts in the fiscal year 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal year 2003 presentation.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force (“EITF”) Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority adopted SFAS 146 on January 1, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Authority adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and adopted the recognition and measurement requirements during the quarter ended March 31, 2003. The adoption of this standard did not materially affect the Authority’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. This interpretation applies immediately to variable interest entities created or obtained after January 2003. For entities in which an enterprise holds a variable interest that it acquired before February 2003, FIN 46 will apply in the first fiscal year or interim period beginning after June 15, 2003. The Authority did not obtain an interest in any variable interest entities after January 2003. Therefore, the adoption of the respective provision of the standard in the quarter ended March 31, 2003 did not affect the Authority’s financial position, results of operations or cash flows. The Authority does not believe the adoption of the standard pertaining to variable interest entities held before February 2003 will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Authority does not believe the adoption of this standard will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	March 31, 2003	September 30, 2002
Old Bank Credit Facility	$—	$251,000
New Bank Credit Facility	221,000	—
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes	300,000	300,000
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
WNBA Promissory Note	8,000	—

Subtotal	1,129,000	1,151,000
Deferred gain on derivative instruments sold	2,903	2,173

Total debt	$1,131,903	$1,153,173

Old Bank Credit Facility

On March 25, 2003, the Authority repaid the entire outstanding $251.0 million indebtedness under its reducing, revolving, collateralized credit facility (the “Old Bank Credit Facility”). As of March 25, 2003, the Old Bank Credit Facility has been terminated. Based upon relevant provisions in EITF Issue 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements,” certain unamortized debt issuance costs of $403,000, not pertaining to a transition to a new credit facility, were written off in March 2003.

New Bank Credit Facility

On March 25, 2003, the Authority entered into an Amended and Restated Loan Agreement (the “New Bank Credit Facility”), for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The New Bank Credit Facility replaces the Old Bank Credit Facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the New Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of March 31, 2003, this amount was $350,000, of which no amount was drawn (see “Letters of Credit” below). Pursuant to the terms of the New Bank Credit Facility, the term loan shall automatically reduce by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority has approximately $170 million available for borrowing under the revolving loan as of March 31, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. On April 15, 2003, the Authority received the required requisite governmental consent for the leasehold mortgage. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The New Bank Credit Facility includes other covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the New Bank Credit Facility include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit the Authority from selling or disposing of its assets, limit the incurrence by the Authority of other debt or contingent obligations and limit the Authority’s ability to extend credit, make investments or commingle its assets with assets of the Tribe.

As of March 31, 2003, the Authority was in compliance with all covenant requirements.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread (based on the Authority’s Total Leverage Ratio, as defined in the New Bank Credit Facility), at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of March 31, 2003, the Authority had no base rate loans. Accrued interest on the New Bank Credit Facility was $163,000 at March 31, 2003.

The initial advances under the New Bank Credit Facility were LIBOR based advances and were comprised of the full $100.0 million term loan and two advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to repay the entire outstanding $251.0 million indebtedness under the Old Bank Credit Facility. During the quarter ended March 31, 2003, the Authority paid down the $30.0 million advance under the revolving loan. The outstanding advances are both based on one-month LIBOR plus the applicable spread. As of March 31, 2003, one-month LIBOR was 1.26% and the applicable spread was 2.50%.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the New Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2003 and September 30, 2002, accrued interest on the Senior Notes was $4.1 million.

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The first call date for the 1999 Senior Subordinated Notes is January 1, 2004. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. As of March 31, 2003 and September 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $6.6 million.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Old Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of March 31, 2003 and September 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $3.1 million.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Old Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (see Note 6) that are then due and owing. As of March 31, 2003 and September 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million and $12.3 million, respectively.

WNBA Promissory Note

On January 28, 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed MBC’s obligations under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds invested by the Authority in MBC) and issued a promissory note (the “WNBA Note”) for $8.0 million that will accrue interest at an annual rate equal to 3-month LIBOR plus 1.5%. The Authority guaranteed MBC’s obligations under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds in fiscal years 2006 through 2008, are required to be paid on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of March 31, 2003, accrued interest on the WNBA Note was $40,000. See Note 7 for a further discussion of the Authority’s investment in a WNBA franchise.

Line of Credit

On March 24, 2003, the Authority voluntarily terminated a $25.0 million revolving loan agreement with Fleet National Bank.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only.

Derivative instruments held by the Authority at March 31, 2003 are as follows (in thousands):

	Notional Value	Cost	Estimated Fair Value
Interest Rate Swap on Senior Subordinated Notes due 2011
Six month LIBOR plus 418 basis points	$75,000	$—	$(647)
Interest Rate Swap on Senior Subordinated Notes due 2011
Six month LIBOR plus 420 basis points	75,000	—	(636)

Total	$150,000	$—	$(1,283)

The Authority’s derivative instruments are based upon six-month LIBOR. Six-month LIBOR was 1.26% on March 31, 2003.

In February 2003, the Authority terminated its then existing interest rate swap agreements for net proceeds to the Authority of $177,000. On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. On March 10, 2003, the Authority sold these instruments for a net deferred gain of approximately $1.1 million, net of interest settlements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $178,000. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the $1.1 million net deferred gain was added to the carrying value of the 2001 Senior Subordinated Notes and will be amortized and recorded as a reduction in interest expense over the remaining life of the 2001 Senior Subordinated Notes.

On March 18, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 418 basis points and 420 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. The Authority elected not to use hedge accounting for these interest rate swap agreements, and accordingly, all gains and losses resulting from changes in the fair market value of the derivative instruments are recognized in the Authority’s condensed consolidated statements of income.

On March 25, 2003, the Authority terminated an interest rate cap entered into in March 2000 related to the Old Bank Credit Facility. The interest rate cap had no value at termination and therefore there was no gain or loss recognized.

The aggregate fair market value change in all derivative instruments was $1.7 million for the six months ended March 31, 2003, which has been recorded as an offset to interest expense in the Authority’s condensed consolidated statements of income. The Authority also recorded an interest expense credit of $1.5 million for the six months ended March 31, 2003, related to interest settlements on the Authority’s derivative instruments. As of March 31, 2003 and September 30, 2002, derivative instruments having an aggregate fair market value of $(1.3 million) and $(3.0 million), respectively, were included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

In previous periods, the Authority modified certain derivative instruments. The resulting negative fair market values at the date of modification will be reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. For the quarter and six months ended March 31, 2003, the Authority reclassified approximately $196,000 and $393,000, respectively, of the negative fair market value into interest expense and expects to reclassify approximately $697,000 of the negative fair market value into interest expense over the next 12 months.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers compensation liabilities, as required by the State of Connecticut, that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2003. The Authority also has a $100,000 uncollateralized letter of credit that expires in March 2004. The $100,000 letter of credit was reduced from $180,000 in March 2003. As of March 31, 2003, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2003 and 2002, the Authority incurred expenses for such services of $3.3 million and $1.2 million, respectively, and for the six months ended March 31, 2003 and 2002, incurred $6.6 million and $4.1 million, respectively, for such services. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for roadway access, parking and related purposes in conjunction with the operation of Mohegan Sun. For the quarters ended March 31, 2003 and 2002, expenses related to these agreements totaled $65,000 and $97,000, respectively. For the six months ended March 31, 2003 and 2002, expenses totaled $135,000 and $194,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Project Sunburst

The Authority has received authorization from the Tribe to expend up to $1.0 billion, excluding capitalized interest, for completion of Project Sunburst. As of March 31, 2003, the Authority had incurred $998.3 million, excluding capitalized interest, on Project Sunburst and expects to incur an additional $1.7 million during the remainder of fiscal year 2003. As of March 31, 2003, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $5.5 million and $10.1 million for the quarter and six months ended March 31, 2002. There was no capitalized interest for the quarter or six months ended March 31, 2003.

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”) which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.

For the quarters ended March 31, 2003 and 2002, the Authority reflected expenses associated with the Slot Win Contribution totaling $45.2 million and $41.2 million, respectively. For the six months ended March 31, 2003 and 2002, the Authority reflected expenses of $91.3 million and $84.2 million, respectively. As of March 31, 2003 and September 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.9 million and $15.0 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s financial statements reflect payments associated with the Priority Distribution Agreement of $3.8 million and $7.5 million for the quarter and six months ended March 31, 2003, respectively, and $3.7 million and $7.7 million for the quarter and six months ended March 31, 2002, respectively.

Radio Station Guarantee

In June 2001, the Authority entered into an agreement with AAA Entertainment, LLC (“AAA”) to operate the radio station WMOS on the premises of Mohegan Sun. The term of the agreement shall expire on the earliest

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of (a) the closing of the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse AAA $600,000 less the actual net revenue. AAA will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required to make under the initial term of the agreement is $700,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. Payments to AAA totaled $19,000 for the quarter ended March 31, 2003. There were no payments made during the quarter ended March 31, 2002. Payments to AAA totaled $19,000 and $61,000 for the six months ended March 31, 2003 and 2002, respectively.

ACLS of New England, Inc.

In October 2002, the Authority entered into a 10-year laundry services agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term. Under the laundry services agreement, the Authority will pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest may accrue based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest will be accrued, interest shall accrue commencing from the date of the advance at an annual rate of five percent.

The Authority also entered into a co-investment agreement with ACLS. Under the terms of the co-investment agreement, the Authority is a guarantor of a term loan entered into between ACLS and Citizens Bank of Connecticut. The term of the co-investment agreement is for ten years and, in the event of default by ACLS, the maximum potential future payments (undiscounted) the Authority could be required to make is approximately $6.4 million.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse affect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—TCA AGREEMENTS:

Relinquishment Agreement

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into an agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period occurring thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period occurring thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the New Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due.

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2003, the carrying amount of the relinquishment liability was $542.5 million as compared to $557.6 million at September 30, 2002. The decrease during the six months ended March 31, 2003 is due to $31.9 million in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relinquishment payments, offset by $16.8 million for the accretion of relinquishment liability discount. Of the $31.9 million in relinquishment payments, $14.4 million represents payment of principal and $17.5 million represents payment of the accretion of relinquishment liability discount. During the six months ended March 31, 2002, the Authority paid $24.5 million in relinquishment payments, consisting of $6.4 million in principal amounts and $18.1 million for the payment of the accretion of relinquishment liability discount. The accretion of relinquishment liability discount resulted from the impact of the discount for the time value of money. At March 31, 2003 and September 30, 2002 relinquishment payments earned but unpaid were $14.9 million and $16.3 million, respectively.

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

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the estimated percentage of completion of Project Sunburst. As of March 31, 2003, the Authority had incurred $13.9 million related to the TCA development fee, of which $13.8 million has been paid. All amounts incurred have been included in property and equipment, net in the accompanying condensed consolidated balance sheets.

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

NOTE 7—Investment in WNBA Franchise

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of acquiring a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed MBC’s obligations under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds invested by the Authority in MBC) and issued the WNBA Note for $8.0 million that will accrue interest at an annual rate equal to 3-month LIBOR plus 1.5%. The Authority guaranteed MBC’s obligations under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds in fiscal years 2006

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2008, are required to be paid on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of March 31, 2003, accrued interest on the WNBA Note was $40,000.

MBC recorded an aggregate investment of $10.3 million for the acquisition, of which $10.0 million represents the purchase price and $0.3 million pertains to capitalized purchase costs. As part of the acquisition, an independent valuation firm estimated the fair value of the player contract rights at approximately $4.8 million. The player contract rights are being amortized over seven years. As of March 31, 2003, accumulated amortization on the player contract rights was $114,000. The difference between the aggregate investment and the value of the player contract rights, $5.5 million, has been assigned to franchise value and other intangible assets. The allocation of the purchase price for this investment is preliminary and will be adjusted, if necessary, based on a final valuation. The intangible assets associated with the acquisition will be periodically assessed for impairment pursuant to appropriate accounting standards.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through March 31, 2003, there were no cash capital contributions required by WNBA, LLC. MBC’s operating activities for the quarter ended March 31, 2003 were minimal.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiary (“the Authority”) as of March 31, 2003, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Authority’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2002, and the related statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 17, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/    PRICEWATERHOUSECOOPERS LLP

Hartford, CT

May 12, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some information included in this Quarterly Report on Form 10-Q and other materials filed by the Mohegan Tribal Gaming Authority, or the Authority, with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, increased competition (including the legalization of expanded gaming in Connecticut, New York, Massachusetts and Rhode Island), changes in interest rates, dependence on existing management, leverage and debt service, regional, domestic or global economic conditions, changes in federal tax laws or the administration of such laws, changes in gaming laws or regulation and the availability of financing for development and operations. Additional information concerning potential factors that could affect the Authority’s financial results are included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as well as the Authority’s other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. The Authority does not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with the Authority’s condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, that has been approved by the United States Secretary of the Interior. The Tribe’s gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Tribe has established an instrumentality, the Mohegan Tribal Gaming Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe. The Authority is governed by a nine-member Management Board, consisting of the same nine members of the Mohegan Tribal Council (the governing body of the Tribe).

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. Within the past year, the Authority substantially completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened on September 25, 2001. The remaining components, including the majority of an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002. Substantial completion of Project Sunburst occurred in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which, at March 31, 2003, includes the following two casinos:

Casino of the Earth.    The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines, 170 table games (including blackjack, roulette, craps and baccarat) and 40 poker tables;

•	food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 440-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky.    The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,480 slot machines and 90 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 350-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Authority, as well as four full-service and three quick-service restaurants and one lounge operated by third-parties, for a total of approximately 2,200 restaurant seats;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	a child care facility and an arcade style recreation area;

•	the Shops at Mohegan Sun containing 28 different retail shops, three of which are owned by the Authority;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa; and

•	approximately 100,000 square feet of convention space.

As of March 31, 2003, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

The Connecticut Sun

On January 27, 2003, the Authority created a wholly owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of acquiring a membership in the Women’s National Basketball Association, or WNBA,

and the right to own and operate a professional basketball team in the WNBA. The team is known as the Connecticut Sun and will play its home games in the Mohegan Sun Arena.

Other Reservation Enhancements

Child Development Center.    The Tribe has constructed an approximately 36,000 square foot child development center. The project cost approximately $13.0 million. The Authority originally paid $1.1 million of the facility’s cost, which was later reimbursed fully by the Tribe. The child development center opened in January 2003.

Explanation of Key Financial Statement Captions

Gross revenues.    The Authority’s gross revenues are derived primarily from the following four sources:

•	Gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

•	Food and beverage revenues;

•	Hotel revenues; and

•	Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail outlets and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Gaming	84%	89%	83%	88%
Food and beverage	7%	6%	7%	6%
Hotel	4%	0%	4%	0%
Retail, entertainment and other	5%	5%	6%	6%

Total	100%	100%	100%	100%

Revenues.    The Authority’s largest component of revenue is gaming revenue which is recognized as gaming wins less gaming losses. Within the gaming revenue category, the Authority’s largest component of revenue is the revenue from its slot machines. The Authority reports gross slot revenue, which the Authority also refers to as gross slot win, to the State of Connecticut pursuant to the Mohegan Compact. On a monthly basis, the Authority posts gross slot win on its website at www.mohegansun.com.

Other commonly used terms in the discussion of gaming revenues include progressive jackpots, net slot revenue, slot handle, gross slot hold percentage, net slot hold percentage, table games revenue and table games drop. Gross slot revenue, also referred to as gross slot win, represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregates these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot revenue, along with wide-area progressive jackpot amounts, to arrive at net slot revenue, also referred to as net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor and the Authority remits a weekly payment to the vendor. Net slot revenue is included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is defined as the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is defined as gross slot win as a percentage of slot handle. Net slot hold percentage is defined as net slot win as a percentage of slot handle. Table games revenue represents all amounts played at gaming tables reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into gaming tables to ensure sufficient pay-out of winnings. Table games drop is defined as the total amount of cash, chips and cash advance drafts contained in the locked container at each gaming table, plus the amount of credit issued at the table.

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenues that the Authority receives pursuant to its rental lease agreements for the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional allowances.    The Authority operates a voluntary program for its guests, without membership fees, called the Mohegan Sun Player’s Club. This complimentary program provides food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services, tickets to entertainment events held at Mohegan Sun facilities and items from the Sun Select Catalog, which includes vacations, electronics and gift items. The retail value of these points is included in gross revenue when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues. Promotional expenses related to redemption of points at third party retail outlets at the Shops at Mohegan Sun and from the Sun Select Catalog are included in gaming expenses.

The retail value of providing such promotional allowances was included in gross revenues as follows (in thousands):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Food and beverage	$7,513	$6,476	$15,873	$13,795
Hotel	4,211	—	8,833	—
Retail, entertainment and other	9,510	7,985	19,482	17,793

Total	$21,234	$14,461	$44,188	$31,588

The estimated cost of the goods and services associated with providing these promotional allowances was charged to gaming expenses as follows (in thousands):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Food and beverage	$6,745	$5,873	$13,345	$12,968
Hotel	1,566	—	3,096	—
Retail, entertainment and other	6,685	5,642	13,653	11,817

Total	$14,996	$11,515	$30,094	$24,785

Gaming expenses.    The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. The Authority refers to this payment as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the redemption of the Mohegan Sun Player’s Club points actually redeemed at third party retail outlets at the Shops at Mohegan Sun and the Sun Select Catalog.

Income from operations.    The Authority calculates income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to the Authority’s operations and excludes accretion of relinquishment liability discount, interest income, interest expense, write-off of debt issuance costs and other non-operating income and expenses.

Accretion of relinquishment liability discount and reassessment of relinquishment liability.    In February 1998, the Authority and Trading Cove Associates, or TCA, entered into an agreement, the Relinquishment Agreement. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period. The Authority, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. See Note 6 to the Authority’s condensed consolidated financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Quarters Ended March 31, 2003 and 2002:

Net revenues for the quarter ended March 31, 2003 increased by $41.4 million, or 17.6%, to $276.8 million from $235.4 million for the quarter ended March 31, 2002. This increase was due primarily to growth in gaming revenues as described below, the addition of the Mohegan Sun hotel and the completion of the Thames and Indian Summer parking garages, resulting in increases in all revenue categories.

Gaming revenues for the quarter ended March 31, 2003 increased by $29.2 million, or 13.2%, to $250.5 million from $221.3 million for the quarter ended March 31, 2002. This increase was due primarily to a 10.8% growth in net slot revenues and a 21.0% increase in table game revenues for the three months ended March 31, 2003. Gross slot hold percentage for the quarter was 7.9% compared to 8.1% for the same period in the prior year. Gross slot revenues were $180.7 million, representing a Connecticut market share of 49.2% for the quarter ended March 31, 2003, compared to $164.8 million and 45.8% for the quarter ended March 31, 2002. The State of Connecticut reported gross slot revenues of $367.2 million and $359.7 million for the quarters ended March 31, 2003 and 2002, respectively, representing an increase of 2.1%. The Authority exceeded the Connecticut market’s growth in gross slot revenues as it experienced an increase in gross slot revenues of 9.7% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Table games drop for the quarter ended March 31, 2003 increased by $88.0 million, or 25.1%, to $438.5 million from $350.5 million for the quarter ended March 31, 2002. Table games revenues for the quarter ended March 31, 2003 increased $12.1 million, or 21.0%, to $69.8 million from $57.7 million for the quarter ended March 31, 2002. Table games hold percentage was 15.9% for the quarter ended March 31, 2003 compared to 16.5% for the same period in the prior year. Gaming revenues for the quarter were enhanced by the completion of the approximately 1,200 room Mohegan Sun hotel in June 2002 and improved customer parking created by the addition of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002.

Food and beverage revenues for the quarter ended March 31, 2003 increased by $4.7 million, or 31.3%, to $19.6 million from $14.9 million for the quarter ended March 31, 2002. This increase was attributable primarily to a 23.9% increase in the number of meals served, or food covers, due partially to the addition of room service in the Mohegan Sun hotel and food services at the convention center. The increase was also attributable to a higher average sale per meal served of $12.09 for the quarter ended March 31, 2003, compared to $11.71 for the quarter ended March 31, 2002.

Hotel revenues for the quarter ended March 31, 2003 were $11.3 million. Average daily room rates were $141 for the quarter ended March 31, 2003 with an occupancy rate of 72%, which is below expectations of the Authority as a result of low demand in the business traveler and convention group segments due to economic conditions and the war in Iraq. Revenue per available room was $106. There were no hotel revenues for the quarter ended March 31, 2002 as the Mohegan Sun hotel opened in April 2002.

Retail, entertainment and other revenues increased by $2.9 million, or 21.8%, to $16.6 million for the quarter ended March 31, 2003 from $13.7 million for the quarter ended March 31, 2002. Retail and other revenues increased by $2.1 million, while entertainment revenues increased by $897,000 for the quarter ended March 31, 2003 as compared to the same period in the prior year. The increase in entertainment revenue was attributable primarily to a 29.4% increase in the number of arena events and a higher average attendance per event in the quarter ended March 31, 2003. The increase in retail and other revenues for the quarter ended March 31, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center, combined with an increase in rental revenue associated with the food, beverage and third party retail tenant outlets in the Casino of the Sky.

Promotional allowances for the quarter ended March 31, 2003 increased by $6.7 million, or 46.8%, to $21.2 million from $14.5 million for the quarter ended March 31, 2002. The increase was due primarily to $4.2 million in hotel complimentaries. The Mohegan Sun hotel opened in April 2002, therefore there were no hotel complimentaries in the quarter ended March 31, 2002. Additional increases included an increase in food, retail and gas complimentaries associated with increased volumes in the food and retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Total operating costs and expenses for the quarter ended March 31, 2003 increased by $40.3 million, or 21.5%, to $227.6 million from $187.3 million for the quarter ended March 31, 2002. The increase was attributable primarily to additional operating costs and expenses associated with supporting the $41.4 million increase in net revenues and higher depreciation associated with the substantial completion of Project Sunburst. Additional increases occurred in employee benefit costs, risk management costs and costs to operate the expanded facility, such as utilities, engineering and environmental services.

Gaming costs and expenses for the quarter ended March 31, 2003 increased by $16.8 million, or 13.9%, to $137.8 million from $121.0 million for the quarter ended March 31, 2002. The increase was due primarily to increased marketing costs associated with bus patron promotional expenses designed to increase bus passenger volume, an increase in labor costs to support the 13.2% increase in gaming revenues as well as increased expenses associated with employee benefit costs and complimentary patron lounges. An increase in Slot Win Contribution payments to the State of Connecticut has also contributed to the increase in gaming costs and expenses. The Authority recorded expenses associated with the Slot Win Contribution totaling $45.2 million and $41.2 million for the quarters ended March 31, 2003 and 2002, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and in the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. Gaming costs and expenses as a percentage of gaming revenues increased from 54.7% for the quarter ended March 31, 2002 to 55.0% for the quarter ended March 31, 2003.

Food and beverage costs and expenses for the quarter ended March 31, 2003 increased by $2.8 million, or 31.0%, to $11.9 million from $9.1 million for the quarter ended March 31, 2002. The opening of the Mohegan Sun hotel and convention center in April 2002 principally resulted in a 23.9% increase in the number of meals served, or food covers, from 1.1 million in the quarter ended March 31, 2002 to 1.4 million in the quarter ended March 31, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the $4.7 million increase in food and beverage revenue. The net cost of goods sold for food calculated as a percentage of food revenue was 31.7% for the quarter ended March 31, 2003 compared to 33.8% for the quarter ended March 31, 2002. The net cost of goods sold for beverage calculated as a percentage of beverage revenue was 24.3% for the quarter ended March 31, 2003 compared to 26.5% for the quarter ended March 31, 2002.

Hotel costs and expenses for the quarter ended March 31, 2003 were $2.7 million. There were no hotel costs and expenses for the quarter ended March 31, 2002.

Retail, entertainment and other costs and expenses for the quarter ended March 31, 2003 increased by $1.7 million, or 28.4%, to $7.6 million from $5.9 million for the quarter ended March 31, 2002. This increase was attributable primarily to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the quarter ended March 31, 2003. There were 22 events in the Mohegan Sun Arena during the quarter ended March 31, 2003 compared to 17 events during the quarter ended March 31, 2002. Increases were attributable also to a lesser extent to the higher cost of sales supporting the increase in retail revenues pertaining to the procurement of gas at the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the quarter ended March 31, 2003 increased by $13.3 million, or 42.7%, to $44.6 million from $31.3 million for the quarter ended March 31, 2002. The increase was due primarily to increases in costs to operate the expanded facility, such as increased utilities, engineering and environmental services. Additional increases were attributed to reimbursements to the Tribe for governmental and administrative services, employee incentive programs, risk management and professional fees.

Pre-opening costs and expenses associated with the opening of the hotel were $2.0 million for the quarter ended March 31, 2002. There were no pre-opening costs for the quarter ended March 31, 2003.

Depreciation and amortization for the quarter ended March 31, 2003 increased by $4.8 million, or 26.7%, to $22.9 million from $18.1 million for the quarter ended March 31, 2002. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Income from operations for the quarter ended March 31, 2003 increased by $1.1 million, or 2.3%, to $49.2 million from $48.1 million for the quarter ended March 31, 2002. This increase was attributable primarily to increases in net revenues, substantially offset by an increase in total operating costs and expenses resulting primarily from higher depreciation expense due to the substantial completion of Project Sunburst and increases to certain general and administrative costs and employee benefit costs.

Accretion of the discount associated with the relinquishment liability for the quarter ended March 31, 2003 decreased by $686,000, or 7.6%, to $8.4 million from $9.1 million for the quarter ended March 31, 2002. The Authority’s quarterly accretion of the relinquishment liability reflects the impact of the time value of money, discounted to present value using the Authority’s current risk-free rate of investment.

Interest income for the quarter ended March 31, 2003 decreased by $54,000, or 46.2%, to $63,000 from $117,000 for the quarter ended March 31, 2002. The decrease in interest income resulted from a decrease in the weighted-average invested cash and cash equivalents. The weighted-average invested cash and cash equivalents were $13.4 million and $25.2 million for the quarters ended March 31, 2003 and March 31, 2002, respectively. The weighted-average interest rate for invested cash was 1.89% for the quarter ended March 31, 2003 compared to 1.87% for the quarter ended March 31, 2002. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense for the quarter ended March 31, 2003 increased by $8.6 million, or 56.3%, to $23.9 million from $15.3 million for the quarter ended March 31, 2002. This increase is attributable primarily to a decrease in the amount of interest capitalized due to the substantial completion of Project Sunburst and an increase in the weighted-average outstanding debt. The Authority’s weighted-average outstanding debt was $1.2 billion for the quarter ended March 31, 2003 compared to $1.0 billion for the quarter ended March 31, 2002. Capitalized interest was $5.5 million for the quarter ended March 31, 2002. There was no capitalized interest for the quarter ended March 31, 2003. Net interest expense charges related to the change in fair value of derivative instruments totaled $1.7 million for the quarter ended March 31, 2003 compared to a favorable change in fair value related to derivative instruments of $811,000 for the quarter ended March 31, 2002. The weighted-average interest rate for the quarters ended March 31, 2003 and 2002 was 8.3% and 8.2%, respectively.

Write-off of debt issuance costs for the quarter ended March 31, 2003 decreased by $423,000, or 51.2%, to $403,000 from $826,000 for the quarter ended March 31, 2002. The write-off of debt issuance costs related to the repayment of the entire outstanding indebtedness under the Old Bank Credit Facility in March 2003 and the Old Bank Credit Facility commitment reduction from $500 million at December 31, 2001 to $400 million at March 31, 2002.

Net income for the quarter ended March 31, 2003 decreased by $6.4 million, or 27.9%, to $16.5 million from $22.9 million for the quarter ended March 31, 2002. The decrease was due primarily to an increase in interest expense, net of capitalized interest, as more fully discussed above, partially offset by an increase in income from operations for the quarter ended March 31, 2003.

Comparison of Operating Results for the Six Months Ended March 31, 2003 and 2002:

Net revenues for the six months ended March 31, 2003 increased by $87.0 million, or 18.2%, to $564.5 million from $477.5 million for the six months ended March 31, 2002. This increase was due primarily to growth in gaming revenues as described below, the addition of the Mohegan Sun hotel and the completion of the Thames and Indian Summer parking garages, resulting in increases in all revenue categories.

Gaming revenues for the six months ended March 31, 2003 increased by $57.8 million, or 12.9%, to $506.0 million from $448.2 million for the six months ended March 31, 2002. This increase was due primarily to a 8.7% increase in net slot revenues and a 25.5% increase in table game revenues for the six months ended March 31, 2003. Gross slot hold percentage for the six months ended March 31,2003 was 7.9% compared to 8.2% for the same period in the prior year. Gross slot revenues were $364.5 million, representing a Connecticut market share of 49.7% for the six months ended March 31, 2003, compared to $336.6 million and 46.9% for the six months ended March 31, 2002. The State of Connecticut reported gross slot revenues of $733.1 million and $717.9 million for the six months ended March 31, 2003 and 2002, respectively, representing an increase of 2.1%. The Authority exceeded the Connecticut market’s growth in gross slot revenue as it experienced an increase in gross slot revenues of 8.3% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Table games drop for the six months ended March 31, 2003 increased by $177.6 million, or 25.4%, to $877.7 million from $700.0 million for the six months ended March 31, 2002. Table games revenues for the six months ended March 31, 2003 increased $28.6 million, or 25.5%, to $141.0 million from $112.4 million for the six months ended March 31, 2002. Table games hold percentage was 16.1% for the six months ended March 31, 2003 and 2002. Gaming revenues for the six months ended March 31, 2003 were enhanced by the completion of the approximately 1,200 room Mohegan Sun hotel in June 2002 and improved customer parking created by the addition of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002.

Food and beverage revenues for the six months ended March 31, 2003 increased by $9.5 million, or 29.5%, to $41.5 million from $32.0 million for the six months ended March 31, 2002. This increase was attributable primarily to an 18.4% increase in the number of meals served, or food covers, due partially to the addition of room service in the Mohegan Sun hotel and food services at the convention center. The increase was also attributable to a higher average sale per meal served of $12.44 for the six months ended March 31, 2003 as compared to $11.74 for the six months ended March 31, 2002.

Hotel revenues for the six months ended March 31, 2003 were $24.0 million. Average daily room rates were $151 for the six months ended March 31, 2003 with an occupancy rate of 71%, which is below expectations of the Authority as a result of low demand in the business traveler and convention group segments due to economic conditions and the war in Iraq. Revenue per available room was $112. There were no hotel revenues for the six months ended March 31, 2002, as the Mohegan Sun hotel opened in April 2002.

Retail, entertainment and other revenues increased by $8.4 million, or 29.1%, to $37.3 million for the six months ended March 31, 2003 from $28.9 million for the six months ended March 31, 2002. Retail and other revenues increased by $4.9 million, while entertainment revenues increased by $3.5 million for the six months ended March 31, 2003 as compared to the same period in the prior year. The increase in entertainment revenue was attributable primarily to a 40.6% increase in the number of arena events and a higher average attendance per event in the six months ended March 31, 2003. The increase in retail and other revenues for the six months ended March 31, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center, combined with an increase in rental revenue associated with the food, beverage and third party retail tenant outlets in the Casino of the Sky.

Promotional allowances for the six months ended March 31, 2003 increased by $12.6 million, or 39.9%, to $44.2 million from $31.6 million for the six months ended March 31, 2002. The increase was due primarily to $8.8 million in hotel complimentaries. The Mohegan Sun hotel opened in April 2002, therefore there were no hotel complimentaries in the six months ended March 31, 2002. Additional increases included an increase in food, retail and gas complimentaries associated with increased volumes in the food and retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Total operating costs and expenses for the six months ended March 31, 2003 increased by $69.7 million, or 17.5%, to $467.7 million from $398.0 million for the six months ended March 31, 2002. The increase was attributable primarily to additional operating costs and expenses associated with supporting the $87.0 million increase in net revenues and higher depreciation associated with the substantial completion of Project Sunburst. Additional increases occurred in employee benefit costs, risk management costs and costs to operate the expanded facility, such as utilities, engineering and environmental services.

Gaming costs and expenses for the six months ended March 31, 2003 increased by $28.9 million, or 11.3%, to $284.5 million from $255.6 million for the six months ended March 31, 2002. The increase was due primarily to increased marketing costs associated with bus patron promotional expenses designed to increase bus passenger volume, an increase in labor costs to support the 12.9% increase in gaming revenues as well as increased expenses associated with employee benefit costs and complimentary patron lounges. An increase in the Slot Win Contribution payments to the State of Connecticut has also contributed to the increase in gaming costs and expenses. The Authority recorded expenses associated with the Slot Win Contribution totaling $91.3 million and $84.2 million for the six months ended March 31, 2003 and 2002, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and in the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. Despite the increases mentioned above, efficiencies achieved in the gaming division, including labor efficiencies, have caused gaming costs and expenses as a percentage of gaming revenues to decrease from 57.0% for the six months ended March 31, 2002 to 56.2% for the six months ended March 31, 2003.

Food and beverage costs and expenses for the six months ended March 31, 2003 increased by $6.2 million, or 32.7%, to $25.2 million from $19.0 million for the six months ended March 31, 2002. The opening of the Mohegan Sun hotel and convention center in April 2002 principally resulted in an 18.4% increase in the number of meals served, or food covers, from 2.4 million for the six months ended March 31, 2002 to 2.9 million for the six months ended March 31, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the $9.5 million increase in food and beverage revenue. The net cost of goods sold for food calculated as a percentage of food revenue was 32.3%

for the six months ended March 31, 2003 compared to 34.9% for the six months ended March 31, 2002. The net cost of goods sold for beverage calculated as a percentage of beverage revenue was 24.5% for the six months ended March 31, 2003 compared to 26.9% for the six months ended March 31, 2002.

Hotel costs and expenses for the six months ended March 31, 2003 were $5.4 million. There were no hotel costs and expenses for the six months ended March 31, 2002.

Retail, entertainment and other costs and expenses for the six months ended March 31, 2003 increased by $4.7 million, or 31.5%, to $19.7 million from $15.0 million for the six months ended March 31, 2002. This increase was attributable primarily to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the six months ended March 31, 2003. There were 45 events in the Mohegan Sun Arena during the six months ended March 31, 2003 compared to 32 events during the six months ended March 31, 2002. Increases were attributable also to a lesser extent to the higher cost of sales supporting the increase in retail revenues pertaining to the procurement of gas at the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the six months ended March 31, 2003 increased by $17.6 million, or 25.4%, to $87.0 million from $69.4 million for the six months ended March 31, 2002. The increase was due primarily to increases in costs to operate the expanded facility, such as increased utilities, engineering and environmental services. Additional increases can be attributed to reimbursements to the Tribe for governmental and administrative services, employee incentive programs, risk management and professional fees. The increases are partially offset by a decrease in expenses associated with advertising and public relations.

Pre-opening costs and expenses associated with the opening of the hotel were $3.7 million for the six months ended March 31, 2002. There were no pre-opening costs and expenses for the six months ended March 31, 2003.

Depreciation and amortization for the six months ended March 31, 2003 increased by $10.6 million, or 30.1%, to $45.9 million from $35.3 million for the six months ended March 31, 2002. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Income from operations for the six months ended March 31, 2003 increased by $17.3 million, or 21.7%, to $96.8 million from $79.5 million for the six months ended March 31, 2002. This increase was attributable primarily to increases in net revenues, substantially offset by an increase in total operating costs and expenses resulting primarily from higher depreciation expense due to the substantial completion of Project Sunburst and increases to certain general and administrative costs and employee benefit costs.

Accretion of the discount associated with the relinquishment liability for the six months ended March 31, 2003 decreased by $1.4 million, or 7.5%, to $16.8 million from $18.2 million for the six months ended March 31, 2002. The Authority’s quarterly accretion of the relinquishment liability reflects the impact of the time value of money, discounted to present value using the Authority’s current risk-free rate of investment.

Interest income for the six months ended March 31, 2003 decreased by $88,000, or 36.7%, to $152,000 from $240,000 for the six months ended March 31, 2002. The decrease in interest income principally resulted from a decrease in the weighted-average invested cash and cash equivalents. The weighted-average invested cash and cash equivalents were $16.7 million and $30.6 million for the six months ended March 31, 2003 and March 31, 2002, respectively. The weighted-average interest rate for invested cash was 1.83% for the six months ended March 31, 2003 compared to 1.57% for the six months ended March 31, 2002. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense for the six months ended March 31, 2003 increased by $12.9 million, or 43.0%, to $42.9 million from $30.0 million for the six months ended March 31, 2002. This increase is attributable primarily to a decrease in the amount of interest capitalized due to the substantial completion of Project Sunburst and an increase in the weighted-average outstanding debt. The Authority’s weighted-average outstanding debt was $1.2 billion for the six months ended March 31, 2003 compared to $1.0 billion for the six months ended March 31, 2002. Capitalized interest was $10.1 million for the six months ended March 31, 2002. There was no capitalized interest for the six months ended March 31, 2003. The increase in interest expense is partially offset by an interest settlement on derivative instruments of $1.5 million recorded as a credit to interest expense and a favorable change in fair value related to derivative instruments of $1.7 million for the six months ended March 31, 2003 compared to a favorable change in fair value related to derivative instruments of $890,000 for the six months ended March 31, 2002. The weighted-average interest rate for the six months ended March 31, 2003 and 2002 was 7.4% and 8.1%, respectively.

Write-off of debt issuance costs for the six months ended March 31, 2003 decreased by $423,000, or 51.2%, to $403,000 from $826,000 for the six months ended March 31, 2002. The write-off of debt issuance costs related to the repayment of the entire outstanding indebtedness under the Old Bank Credit Facility in March 2003 and the Old Bank Credit Facility commitment reduction from $500 million at December 31, 2001 to $400 million at March 31, 2002.

Net income for the six months ended March 31, 2003 increased by $6.1 million, or 19.7%, to $36.8 million from $30.7 million for the six months ended March 31, 2002. The increase was due primarily to an increase in income from operations substantially offset by an increase in interest expense net of capitalized interest, as more fully discussed above.

Seasonality

The gaming industry in Connecticut is seasonal in nature with the heaviest gaming activity occurring at Mohegan Sun between May and September. Accordingly, the results of operations for the quarter and six-month periods ended March 31, 2003 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

As of March 31, 2003, the Authority held cash and cash equivalents of $57.1 million, a decrease of $27.9 million from $85.0 million as of September 30, 2002. Cash provided by operating activities for the six months ended March 31, 2003 increased $14.3 million, or 22.9%, to $76.6 million from $62.3 million for the six months ended March 31, 2002. The increase in cash provided by operating activities is attributable to an increase in net income, after adjustments for non-cash items.

Operating activities are a significant source of the Authority’s cash flows. In addition to cash generated by operating activities, the Authority has relied on external sources of liquidity to meet its investing requirements. As Project Sunburst is now substantially completed, the Authority has begun to utilize primarily its cash flows provided by operating activities to meet its future investing requirements and to de-leverage its current financing structure. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of its cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to, the following:

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	increased competition in the gaming industry, including the legalization of expanded gaming in Connecticut, New York, Massachusetts and Rhode Island, which may result in a substantial decrease in revenue;

•	an act of terrorism on the United States of America; and

•	fear and concern of consumers regarding wide spread illness from Severe Acute Respiratory Syndrome.

External Sources of Liquidity

Notes.    The Authority previously has financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of March 31, 2003, the Authority has $200.0 million outstanding in 8.125% senior notes due January 1, 2006, $300.0 million outstanding in 8.75% senior subordinated notes due January 1, 2009 and first callable on January 1, 2004, $150.0 million outstanding in 8.375% senior subordinated notes due January 1, 2011 and first callable July 1, 2006 and $250.0 million outstanding in 8.0% senior subordinated notes due April 1, 2012 and first callable April 1, 2007. See Note 3 to the Authority’s condensed consolidated financial statements for a further discussion of the Authority’s currently outstanding notes.

Old Bank Credit Facility.    On March 25, 2003, the Authority repaid the entire outstanding $251.0 million indebtedness under its reducing, revolving, collateralized credit facility, or the Old Bank Credit Facility. As of March 25, 2003, the Old Bank Credit Facility has been terminated.

New Bank Credit Facility.    On March 25, 2003, the Authority entered into an Amended and Restated Loan Agreement, or the New Bank Credit Facility, for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The New Bank Credit Facility replaces the Old Bank Credit Facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the New Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of March 31, 2003, this amount was $350,000, of which no amount was drawn. Pursuant to the terms of the New Bank Credit Facility, the term loan shall automatically reduce by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority has $170 million available for borrowing under the revolving loan as of March 31, 2003.

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. On April 15, 2003, the Authority received the required requisite governmental consent for the leasehold mortgage. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The New Bank Credit Facility includes other covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the New Bank Credit Facility include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit the Authority from selling or disposing of its assets, limit the incurrence by the Authority of other debt or contingent obligations and limit the Authority’s ability to extend credit, make investments or commingle its assets with assets of the Tribe.

As of March 31, 2003, the Authority was in compliance with all covenant requirements.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread (based on the Authority’s Total Leverage Ratio, as defined in the New Bank Credit Facility), at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate and the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of March 31, 2003, the Authority had no base rate loans. Accrued interest on the New Bank Credit Facility was $163,000 at March 31, 2003.

The initial advances under the New Bank Credit Facility were LIBOR based advances and were comprised of the full $100.0 million term loan and two advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to pay off $251.0 million of outstanding indebtedness under the Old Bank Credit Facility. During the quarter ended March 31, 2003, the Authority paid down the $30.0 million advance under the revolving loan. The outstanding advances are both based on one-month LIBOR plus the applicable spread. As of March 31, 2003, one-month LIBOR was 1.26% and the applicable spread was 2.50%.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $13.5 million, net of items expensed or recorded as inventory, for the six months ended March 31, 2003, compared to $162.9 million, including capitalized interest and net of items expense or recorded as inventory, for the six months ended March 31, 2002. These capital expenditures were an aggregate of the following:

•	Cumulative Project Sunburst capital expenditures totaled $1.056 billion, including $63.5 million in capitalized interest and net of $5.4 million expensed or recorded as inventory, through March 31, 2003. During the six months ended March 31, 2003, capital expenditures totaled $445,000, net of $17,000 expensed or recorded as inventory, compared to $87.8 million, including $10.1 million in capitalized interest and net of $781,000 expensed or recorded as inventory, during the six months ended March 31, 2002.

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $12.9 million and $16.9 million for the six months ended March 31, 2003 and March 31, 2002, respectively.

•	Capital expenditures on the Authority’s electrical and water systems infrastructure totaled $2.8 million for the six months ended March 31, 2002. There were no such expenditures for the six months ended March 31, 2003. Cumulative infrastructure improvements totaled $35.0 million as of March 31, 2003. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

•	Capital expenditures for the $65.0 million Indian Summer parking garage, a 2,700-space patron parking garage, for the six months ended March 31, 2003, were reduced by $104,000 due to revised estimates, compared to $37.1 million in expenditures for the six months ended March 31, 2002. Cumulative expenditures totaled $64.6 million as of March 31, 2003. The Indian Summer Garage opened in June 2002.

•	For the six months ended March 31, 2003 and 2002, the Authority’s capital expenditures for the Thames Garage totaled $243,000 and $18.3 million, respectively. Cumulative capital expenditures for the $25.0 million, 1,700-space Thames parking garage totaled $24.3 million as of March 31, 2003. The Thames Garage opened in April 2002.

•	Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke free slot machine venue which opened on April 18, 2001, were $10,000 and $499,000 for the six months ended March 31, 2003 and 2002, respectively. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of March 31, 2003.

Other Reservation Enhancements

•	Capital expenditures for the construction of a $13.0 million child development center were $554,000 during the six months ended March 31, 2002 and cumulative expenditures reached $1.1 million as of March 31, 2002. The Authority did not incur any capital expenditures for the six months ended March 31, 2003. The Authority’s expenditure of $1.1 million has been fully reimbursed by the Tribe. The child development center is operated by the Tribe and opened in January 2003.

In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of March 31, 2003, construction retainage totaled $380,000, which has been included in construction payables in the Authority’s condensed consolidated financial statements.

Expected Future Capital Expenditures

During the remainder of fiscal year 2003, the Authority expects capital expenditures to total approximately $19.9 million and to be allocated as follows:

•	$17.1 million on maintenance capital expenditures.

•	$1.7 million to satisfy remaining contractual obligations with respect to Project Sunburst construction.

•	$0.4 million to satisfy remaining contractual obligations with respect to the approximately 2,700-space Indian Summer Garage.

•	$0.7 million to satisfy remaining contractual obligations with respect to the approximately 1,700-space Thames Garage.

Sources of Funding for Capital Expenditures

The Authority will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the quarters and six months ended March 31, 2003 and 2002, the Authority incurred the following in interest expense (in thousands):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Old Bank Credit Facility	$2,038	$4,309	$4,628	$8,561
New Bank Credit Facility	163	—	163	—
8 1/8% Senior Notes	4,062	4,062	8,125	8,125
1999 8 3/4% Senior Subordinated Notes	6,563	6,563	13,125	13,125
2001 8 3/8% Senior Subordinated Notes	3,141	3,141	6,281	6,281
2002 8% Senior Subordinated Notes	5,000	2,167	10,000	2,167
WNBA Note	40	—	40	—
Line of Credit	133	—	291	—
Change in fair value of derivative instruments	1,666	(811)	(1,711)	(890)
Interest settlement—derivative instruments	(348)	—	(1,511)	—
Reclassification of derivative instrument losses to earnings	196	—	393	—
Amortization of deferred gain on sale of derivative instruments	(175)	—	(342)	—
Amortization of debt issuance costs	1,454	1,416	3,369	2,698
Capital lease obligations	—	—	—	9
Capitalized interest	—	(5,530)	—	(10,110)

Total interest expense	$23,933	$15,317	$42,851	$29,966

Sufficiency of Resources

The Authority believes that existing cash balances, financing arrangements and operating cash flow will provide the Authority with sufficient resources to meet its existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months.

Contractual Obligations and Commitments

The Authority’s future payment obligations related to its material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates as more fully described in the footnotes to the following table and the actual amounts may differ significantly from the estimates set forth below.

Contractual Obligations (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	After 5 years

Long-term debt(2)	$—	$18,667	$268,668	$841,665
Construction obligations(3)	3,395	—	—	—
Development obligations(4)	252	—	—	—

Total	$3,647	$18,667	$268,668	$841,665

(1)	Amounts due within fiscal year 2003 represent obligations expected to be incurred from October 1, 2002 to September 30, 2003.
(2)	Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the New Bank Credit Facility, but excludes interest payments. These amounts also include the Authority’s guarantee of MBC’s obligations pursuant to the WNBA Note. See Notes 3 and 7 to the Authority’s condensed consolidated financial statements.
(3)	Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst, and related construction enhancements. See Note 5 to the Authority’s condensed consolidated financial statements.
(4)	Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the development fee due to TCA. See Note 6 to the Authority’s condensed consolidated financial statements.

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

Contractual Commitments (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	6-10 years

Slot Win Contribution(2)	$189,445	$396,016	$359,979	$931,921
Relinquishment payments(3)	63,420	132,548	120,487	311,918
Priority distributions(4)	15,306	31,931	33,774	93,214

Total	$268,171	$560,495	$514,240	$1,337,053

(1)	Amounts due within fiscal year 2003 represent payment commitments from October 1, 2002 to September 30, 2003.

(2)	Slot Win Contributions are a portion of the gross slot revenues that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The Slot Win Contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. For the fiscal years ended September 30, 2002, 2001 and 2000, the Slot Win Contribution totaled $179.6 million, $144.6 million and $135.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by the Authority to TCA under the Relinquishment Agreement. Relinquishment payments are five percent of Revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. See Note 6 to the Authority’s condensed consolidated financial statements for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. See Note 5 to the Authority’s condensed consolidated financial statements for a further discussion of the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, as adjusted annually based on the Consumer Price Index, or CPI. During the six months ended March 31, 2003, the Authority paid $7.5 million in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.846%.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Authority’s more significant judgments and estimates used in the preparation of the Authority’s unaudited condensed consolidated financial statements. The preparation of the Authority’s unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information requires the Authority’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, relinquishment liability, accruals for unredeemed Player’s Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to the Authority and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

The Authority believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Revenue Recognition

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

Allowance for Doubtful Accounts

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

Accrued Liabilities

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points, as more fully described under “Key Financial Statements Captions—Promotional Allowances”. The accrual is based on the estimated cost of the points expected to be redeemed from a total amount of points incurred at a certain point in time. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with worker’s compensation, unemployment and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and make judgements about the expected levels of costs per claim. We also rely on independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Other Accruals

The Authority also maintains other accruals, such as estimated group sales commissions, which are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. Actual results could differ from those estimates.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on the New Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes. The Authority’s objective in managing interest rate risk is to ensure the Authority has appropriate income and sufficient liquidity to meet its obligations. The Authority does not believe that there is any material risk exposure with respect to derivative instruments it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging activities.” In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose the Authority to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Authority’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are deferred and captured in other comprehensive income or capitalized as part of the original debt instrument, depending on the type of derivative instrument. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Relinquishment Liability

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

The Authority reassesses the relinquishment liability (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Intangible Assets

The Authority’s trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The Authority applied the fair value test as of September 30, 2002 and determined that no impairment existed. The intangible assets associated with the acquisition of the WNBA franchise will be periodically assessed for impairment pursuant to appropriate accounting standards.

Litigation

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules became effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Authority adopted SFAS 144 on October 1, 2002. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force, or EITF, Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority adopted SFAS 146 on January 1, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” or FIN 45. FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Authority adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and adopted the recognition and measurement requirements during the quarter ended March 31, 2003. The adoption of this standard did not materially affect the Authority’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. This interpretation applies immediately to variable interest entities created or obtained after January 2003. For entities in which an enterprise holds a variable interest that it acquired before February 2003, FIN 46 will apply in the first fiscal year or interim period beginning after June 15, 2003. The Authority did not obtain an interest in any variable interest entities after January 2003. Therefore, the adoption of the respective provision of the standard in the quarter ended March 31, 2003 did not affect the Authority’s financial position, results of operations or cash flows. The Authority does not believe the adoption of the standard pertaining to variable interest entities held before February 2003 will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Authority does not believe the adoption of this standard will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority’s primary exposure to market risk is interest rate risk associated with its $391.0 million New Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of March 31, 2003, the Authority has $221.0 million outstanding under the New Bank Credit Facility, of which $100.0 million is payable under a term loan. See Note 3 to the Authority’s condensed consolidated financial statements for further information relating to the terms and conditions of the New Bank Credit Facility.

The Authority uses derivative instruments, including interest rate swaps as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the New Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes.

Derivative instruments held by the Authority at March 31, 2003 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest Rate Swap on Senior Subordinated Notes due 2011
Six month LIBOR plus 418 basis points	July 1, 2011	$75,000	$(647)
Interest Rate Swap on Senior Subordinated Notes due 2011
Six month LIBOR plus 420 basis points	July 1, 2011	75,000	(636)

Total		$150,000	$(1,283)

Derivative instruments are based upon six-month LIBOR. Six-month LIBOR was 1.26% on March 31, 2003.

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

PART II. OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K.

During the period covered by this report, the Authority filed the following reports on Form 8-K:

(1)	On January 29, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 that the Authority received the requisite consent of its lenders on January 27, 2003 to Amendment No. 6 to the Old Bank Credit Facility. Amendment No. 6 allowed the Authority to create a new subsidiary for the purpose of acquiring a women’s professional basketball team franchise.

(2)	On January 30, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 announcing its operating results for the first quarter ended December 31, 2002.

(3)	On January 30, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 related to its entry into a Membership Agreement with the Women’s National Basketball Association on January 28, 2003.

(4)	On March 27, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 related to its entry on March 25, 2003 into the New Bank Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 14, 2003	By:	/s/ MARK F. BROWN Mark F. Brown Chairman, Management Board

Date: May 14, 2003	By:	/s/ WILLIAM J. VELARDO William J. Velardo President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ JEFFREY E. HARTMANN Jeffrey E. Hartmann, Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Constitution of the Mohegan Tribe of Indians of Connecticut, as amended on August 10, 2002 (filed as Exhibit 3.1 to the Authority’s Form 10-K for the fiscal year ended September 30, 2002, File No. 033-80655, filed with the SEC on December 19, 2002 (the “2002 Form 10-K”), and incorporated by reference herein).

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

4.13

Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

10.1

Amendment No. 6 to the Old Bank Credit Facility, dated as of January 27, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed herewith).

10.2

Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed herewith).

10.3

Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed herewith).

99.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.3	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.4

Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).