Form 10-K/A
period 2002-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2003-06-27
CIK 1005276

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment to Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed with the Securities and Exchange Commission solely for the purpose of amending and restating in their entirety Item 6 of, and Exhibit 12.1 to, the Registrant’s
Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

PART II

Item 6.   Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2002, 2001 and 2000, and as of September 30, 2002 and 2001, have been taken or derived from the Authority’s audited financial statements included in the Authority’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002. The selected financial data set forth below for the fiscal years ended September 30, 1999 and 1998, and as of September 30, 2000, 1999 and 1998, have been derived from either the Authority’s audited financial statements or, in the case of reclassified items, the Authority’s books and records for those years, which were not included in the Authority’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002. The selected financial data shown below should be read in conjunction with the Authority’s financial statements and related notes beginning on page F-1 of the Authority’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in the Authority’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

As of or for the Fiscal Years Ended September 30,

	2002		2001		2000		1999		1998
Operating Results:
Gross revenues	$1,118,818		$857,977		$809,314		$725,510		$611,463
Promotional allowances	(77,050)		(71,372)		(70,044)		(56,827)		(42,501)
Net revenues	$1,041,768		$786,605		$739,270		$668,683		$568,962
Income from operations	$213,680		$267,935		$195,514		$66,675		$135,687
Other expense, net	(113,648	)(1)	(53,403	)(1)	(48,906	)(1)	(104,783	)(1)(2)	(47,871	)(2)
Income (loss) from continuing operations	100,032		214,532		146,608		(38,108	)(2)	87,816	(2)
Loss from discontinued operations	—		(591)		(674)		(812)		(569)
Extraordinary Items	—		—		—		—	(2)	(419,126	)(2)(3)
Net income (loss)	$100,032		$213,941		$145,934		$(38,920)		$(331,879)
Other Data:
Interest expense, net of capitalized interest	$77,461		$20,375		$37,799		$55,595		$50,172
Capital expenditures	$224,743		$728,742		$288,278		$62,795		$32,731
Net cash flows provided by operating activities	$183,699		$201,338		$194,845		$144,724		$135,067
Balance Sheet Data:
Total assets	$1,714,055		$1,554,693		$885,379		$914,962		$554,480
Long-term debt and capital lease obligations	$1,052,173		$909,514		$506,391		$519,298		$294,567

(1)	For the fiscal years ended September 30, 2002, 2001, 2000 and 1999, includes expense of $36.3 million, $35.8 million, $23.1 million and $22.0 million, respectively, for the accretion of relinquishment liability discount under the Relinquishment Agreement. A discussion of the Authority’s accounting for the relinquishment liability may be found under Notes 3 and 13 to the Authority’s financial statements beginning on page F-1 of the Authority’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002.
(2)	Reflects reclassification of extraordinary loss from early extinguishment of debt. This reclassification gives effect to the Authority’s adoption, as of October 1, 2002, of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002.” For the fiscal year ended September 30, 1999, includes expense of $33.7 million related to the tender premium of the $175.0 million senior secured notes and $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt. For the fiscal year ended September 30, 1998, includes expense of $332,000 related to an early extinguishment of debt.
(3)	Includes expense of $419.1 million related to the initial assessment of the Authority’s liability under the Relinquishment Agreement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

A(3).    Exhibits

The Exhibit 12.1 filed with this Form 10-K/A amends and restates in its entirety the Exhibit 12.1 originally filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002.

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ Mark F. Brown
Mark F. Brown Chairman, Management Board

CERTIFICATION

I, William J. Velardo, certify that:

1.	I have reviewed the annual report on Form 10-K for the fiscal year ended September 30, 2002 and this amendment to annual report on Form 10-K/A (together, the “Annual Report”) of the Mohegan Tribal Gaming Authority;

2.	Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ William J. Velardo

William J. Velardo President and Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Form 10-K/A.

CERTIFICATION

I, Jeffrey E. Hartmann, certify that:

1.	I have reviewed the annual report on Form 10-K for the fiscal year ended September 30, 2002 and this amendment to annual report on Form 10-K/A (together, the “Annual Report”) of the Mohegan Tribal Gaming Authority;

2.	Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Annual Report (the “Evaluation Date”); and

(c)	presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ Jeffrey E. Hartmann

Jeffrey E. Hartmann Executive Vice President, Finance and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Form 10-K/A.

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges