Form 10-Q
period 2003-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2003-08-07
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION.	Page Number

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets of Mohegan Tribal Gaming Authority as of June 30, 2003 (unaudited) and September 30, 2002.	1

Condensed Consolidated Statements of Income of Mohegan Tribal Gaming Authority for the Quarters and Nine Months Ended June 30, 2003 and 2002 (unaudited).	2

Condensed Consolidated Statements of Changes in Capital of Mohegan Tribal Gaming Authority for the Quarters and Nine Months Ended June 30, 2003 and 2002 (unaudited).	3

Condensed Consolidated Statements of Cash Flows of Mohegan Tribal Gaming Authority for the Nine Months Ended June 30, 2003 and 2002 (unaudited).	4

Notes to Condensed Consolidated Financial Statements of Mohegan Tribal Gaming Authority.	5-19

Report of Independent Auditors.	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-41

Item 3. Quantitative and Qualitative Disclosure of Market Risk.	41

Item 4. Controls and Procedures.	41-42

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.	43

Signatures. Mohegan Tribal Gaming Authority.	44

PART I. FINANCIAL INFORMATION.

Item 1.    Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003 (unaudited)	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,968	$85,017
Receivables, net	14,574	14,222
Inventories	13,628	14,314
Other current assets	25,621	5,890

Total current assets	119,791	119,443
Non-current assets:
Property and equipment, net	1,393,533	1,443,705
Construction in process	8,198	5,962
Trademark, net	119,692	119,692
Other assets, net	34,419	25,253

Total assets	$1,675,633	$1,714,055

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$101,000
Current portion of relinquishment liability	86,535	79,764
Accounts payable and accrued expenses	99,324	80,384
Construction payables	1,202	28,823
Accrued interest payable	32,730	26,278

Total current liabilities	220,791	316,249
Non-current liabilities:
Long-term debt, net of current portion	1,105,704	1,052,173
Relinquishment liability, net of current portion	456,976	477,828
Other long-term liabilities	119	3,172

Total liabilities	1,783,590	1,849,422

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(107,457)	(134,277)
Accumulated other comprehensive loss	(500)	(1,090)

Total capital	(107,957)	(135,367)

Total liabilities and capital	$1,675,633	$1,714,055

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Quarter Ended June 30, 2003 (unaudited)	For the Quarter Ended June 30, 2002 (unaudited)	For the Nine Months Ended June 30, 2003 (unaudited)	For the Nine Months Ended June 30, 2002 (unaudited)
Revenues:
Gaming	$271,049	$242,443	$777,001	$690,627
Food and beverage	21,634	19,417	63,116	51,454
Hotel	13,063	6,785	37,042	6,785
Retail, entertainment and other	19,008	16,234	56,297	45,108

Gross revenues	324,754	284,879	933,456	793,974
Less—Promotional allowances	(22,654)	(20,454)	(66,842)	(52,042)

Net revenues	302,100	264,425	866,614	741,932

Operating costs and expenses:
Gaming	150,967	132,265	435,421	387,893
Food and beverage	13,244	11,023	38,469	30,037
Hotel	3,366	1,392	8,804	1,392
Retail, entertainment and other	9,158	5,164	28,845	20,133
Advertising, general and administrative	44,190	39,275	131,208	108,663
Pre-opening costs and expenses	—	4,092	—	7,755
Depreciation and amortization	22,974	21,689	68,883	56,987

Total operating costs and expenses	243,899	214,900	711,630	612,860

Income from operations	58,201	49,525	154,984	129,072

Other income (expense):
Accretion of relinquishment liability discount	(8,398)	(9,083)	(25,194)	(27,250)
Interest income	61	95	213	335
Interest expense, net of capitalized interest	(20,961)	(21,732)	(63,812)	(51,699)
Write-off of debt issuance costs	—	—	(403)	(826)
Other income (expense), net	(598)	(50)	(688)	(137)

Total other expense	(29,896)	(30,770)	(89,884)	(79,577)

Net income	$28,305	$18,755	$65,100	$49,495

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	For the Quarter Ended June 30, 2003 (unaudited)		For the Quarter Ended June 30, 2002 (unaudited)
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at April 1	$(119,982)		$(178,128)
Net income	28,305	$28,305	18,755	$18,755

Distributions to Tribe	(15,780)		(11,221)

Retained deficit at June 30	(107,457)		(170,594)

Accumulated other comprehensive loss at April 1	(697)		(1,428)
Reclassification of derivative instrument losses to earnings		197		—
Unrealized gain on derivative instruments		—		90

Other comprehensive income	197	197	90	90

Comprehensive income		$28,502		$18,845

Accumulated other comprehensive loss at June 30	(500)		(1,338)

Total capital ending balance at June 30	$(107,957)		$(171,932)

	For the Nine Months Ended June 30, 2003 (unaudited)		For the Nine Months Ended June 30, 2002 (unaudited)
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(134,277)		$(192,177)
Net income	65,100	$65,100	49,495	$49,495

Distributions to Tribe	(38,280)		(27,912)

Retained deficit at June 30	(107,457)		(170,594)

Accumulated other comprehensive loss at October 1	(1,090)		(1,991)
Reclassification of derivative instrument losses to earnings		590		—
Unrealized gain on derivative instruments		—		653

Other comprehensive income	590	590	653	653

Comprehensive income		$65,690		$50,148

Accumulated other comprehensive loss at June 30	(500)		(1,338)

Total capital ending balance at June 30	$(107,957)		$(171,932)

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended June 30, 2003 (unaudited)	For the Nine Months Ended June 30, 2002 (unaudited)
Cash flows provided by (used in) operating activities:
Net income	$65,100	$49,495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	68,883	56,987
Accretion of relinquishment liability discount	25,194	27,250
Cash paid for accretion of relinquishment liability discount	(21,680)	(22,583)
Loss on early extinguishment of debt, net	—	6
Change in fair value of derivative instruments	(2,994)	(972)
Loss on disposition of assets	693	130
Provision for losses on receivables	791	633
Amortization of debt issuance costs	4,847	4,213
Write-off of debt issuance costs	403	826
Amortization of deferred gain on sale of derivative instruments	(541)	—
Reclassification of derivative instrument losses to earnings	590	—
Changes in operating assets and liabilities:
Increase in operating assets, net	(20,198)	(15,394)
Increase in accounts payable and accrued expenses	25,393	24,952

Net cash flows provided by operating activities	146,481	125,543

Cash flows provided by (used in) investing activities:
Purchase of property and equipment, net of change in construction accounts payable of $(27,621) and $(94,939), respectively	(49,959)	(309,224)
Investment in WNBA franchise (see Note 7)	(2,259)	—
Proceeds from asset sales	1,037	148
Issuance of third-party loans	(500)	(1,181)
Payments on tenant loans	84	163

Net cash flows used in investing activities	(51,597)	(310,094)

Cash flows provided by (used in) financing activities:
Old Bank Credit Facility borrowings	35,000	205,000
Old Bank Credit Facility repayments	(286,000)	(243,000)
New Bank Credit Facility borrowings—revolving loan	176,000	—
New Bank Credit Facility repayments	(80,000)	—
New Bank Credit Facility borrowings—term loan	100,000	—
Line of Credit borrowings	50,000	—
Line of Credit repayments	(50,000)	—
Proceeds from issuance of long-term debt	—	250,000
Principal portion of relinquishment liability payments	(17,595)	(8,098)
Distributions to Tribe	(38,280)	(27,912)
Capitalized debt issuance costs	(4,071)	(6,975)
Payment on capital lease obligations	—	(1,520)
Settlement of derivative instruments	1,072	—
Increase (decrease) in other long-term liabilities	(59)	45

Net cash flows provided by (used in) financing activities	(113,933)	167,540

Net decrease in cash and cash equivalents	(19,049)	(17,011)
Cash and cash equivalents at beginning of period	85,017	74,284

Cash and cash equivalents at end of period	$65,968	$57,273

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. The Tribe established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Authority is engaged primarily in the ownership, operation and development of gaming facilities. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”) which has been approved by the United States Secretary of the Interior. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The President and Chief Executive Officer and other senior officers are hired by the Management Board and are employees of the Authority.

On January 27, 2003, the Authority created a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”), for the purpose of acquiring a membership in the Women’s National Basketball Association (“WNBA”) and the right to own and operate a professional basketball team in the WNBA. Refer to Note 7 for a further discussion of the Authority’s investment in a WNBA franchise.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as amended on Form 10-K/A, as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiary, MBC. In consolidation, all intercompany transactions have been eliminated.

Reclassifications

Certain amounts in the fiscal year 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal year 2003 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force (“EITF”) Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority adopted SFAS 146 on January 1, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. This interpretation applies immediately to variable interest entities created or obtained after January 2003. For entities in which an enterprise holds a variable interest that it acquired before February 2003, FIN 46 will apply in the first fiscal year or interim period beginning after June 15, 2003. The Authority did not obtain an interest in any variable interest entities after January 2003. Therefore, the adoption of the respective provision of the standard in fiscal year 2003 does not affect the Authority’s financial position, results of operations or cash flows. The Authority does not believe the adoption of the standard pertaining to any potential variable interest entities held before February 2003 will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	June 30, 2003	September 30, 2002
Old Bank Credit Facility	$—	$251,000
New Bank Credit Facility	196,000	—
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes (Note 9)	300,000	300,000
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
WNBA Promissory Note	8,000	—

Subtotal	1,104,000	1,151,000
Deferred gain on derivative instruments sold	2,704	2,173

Total debt	$1,106,704	$1,153,173

Old Bank Credit Facility

On March 25, 2003, the Authority repaid the entire $251.0 million outstanding under its reducing, revolving, collateralized credit facility (the “Old Bank Credit Facility”). As of March 25, 2003, the Old Bank Credit Facility was terminated. Based upon relevant provisions in EITF Issue 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements,” certain unamortized debt issuance costs of $403,000, not pertaining to a transition to a new credit facility, were written off in March 2003.

New Bank Credit Facility

On March 25, 2003, the Authority entered into an Amended and Restated Loan Agreement (the “New Bank Credit Facility”), for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The New Bank Credit Facility replaces the Old Bank Credit Facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the New Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of June 30, 2003, this amount was $350,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the New Bank Credit Facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority had $194.6 million available for borrowing under the revolving loan as of June 30, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The New Bank Credit Facility includes other covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the New Bank Credit Facility include requirements that:

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

As of June 30, 2003, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread, which is based on the Authority’s Total Leverage Ratio, as defined in the New Bank Credit Facility at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of June 30, 2003, the Authority had no base rate loans. Accrued interest on the New Bank Credit Facility was $103,000 at June 30, 2003.

The initial advances under the New Bank Credit Facility were LIBOR based advances and were comprised of the full $100.0 million term loan and two advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to repay the entire outstanding $251.0 million indebtedness under the Old Bank Credit Facility. All outstanding advances are based on one-month LIBOR plus the applicable spread. As of June 30, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

In June 2003, the Authority received the requisite consent of its lenders for Amendment No. 1 to the New Bank Credit Facility. The amendment permitted, among other things, the repurchase of all or any portion of the Authority’s outstanding indebtedness under certain of its senior subordinated notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which in the aggregate may not exceed $35.0 million. Refer to Note 9 for further information.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the New Bank Credit Facility and other capital lease obligations are collateralized

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2003 and September 30, 2002, accrued interest on the Senior Notes was $8.1 million and $4.1 million, respectively.

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The first call date for the 1999 Senior Subordinated Notes is January 1, 2004. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing, the 2001 Senior Subordinated Notes and the 2002 Senior Subordinated Notes. MBC is a guarantor of the 1999 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2003 and September 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $13.1 million and $6.6 million.

In June 2003, the Authority commenced a cash tender offer to repurchase any and all of its outstanding 1999 Senior Subordinated Notes. In connection with and as part of the tender offer, the Authority solicited consents to amend the indenture governing these notes to eliminate substantially all of the restrictive covenants thereunder. Holders who validly tendered their existing notes and validly delivered consents prior to a scheduled time in July 2003 received 107.75% of the principal amount of their existing notes plus accrued and unpaid interest. For more information regarding the tender offer, refer to Note 9 of these condensed consolidated financial statements.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Old Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial information of the Authority and MBC. As of June 30, 2003 and September 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million and $3.1 million, respectively.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Old Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2003 and September 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $12.3 million, respectively.

WNBA Promissory Note

On January 28, 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds in fiscal years 2006 through 2008, are required to be paid to the WNBA on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of June 30, 2003, accrued interest on the WNBA Note was $96,000. Refer to Note 7 for a further discussion of the Authority’s investment in a WNBA franchise. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC.

Line of Credit

On March 24, 2003, the Authority voluntarily terminated its $25.0 million revolving loan agreement with Fleet National Bank. On June 27, 2003, the Authority entered into a new $25.0 million revolving loan agreement with Fleet National Bank, or the Line of Credit. At the Authority’s option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in June 2004. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of June 30, 2003, the Authority was in compliance with all covenant requirements in the Line of Credit. As of June 30, 2003, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Authority terminated its then existing interest rate swap agreements for net proceeds to the Authority of $177,000. On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. On March 10, 2003, the Authority sold these instruments for a net deferred gain of approximately $1.1 million, net of interest settlements of $178,000. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Accordingly, the $1.1 million net deferred gain was added to the carrying value of the 2001 Senior Subordinated Notes and will be amortized and recorded as a reduction in interest expense over the remaining life of the 2001 Senior Subordinated Notes.

On March 18, 2003, the Authority entered into two interest rate swap agreements, each based on six month LIBOR plus spreads of 418 basis points and 420 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. The Authority elected not to use hedge accounting for these interest rate swap agreements, and accordingly, all gains and losses resulting from changes in the fair market value of the derivative instruments are recognized in the Authority’s condensed consolidated statements of income. On May 9, 2003, the Authority sold these derivative instruments for proceeds to the Authority of $485,000.

On March 25, 2003, the Authority terminated an interest rate cap entered into in March 2000 related to the Old Bank Credit Facility. The interest rate cap had no value at termination and therefore there was no gain or loss recognized.

The aggregate fair market value change in all of the Authority’s derivative instruments was $3.0 million for the nine months ended June 30, 2003, which has been recorded as an offset to interest expense in the Authority’s condensed consolidated statements of income. The Authority also recorded an interest expense credit of $2.0 million for the nine months ended June 30, 2003, related to interest settlements on the Authority’s derivative instruments. As of September 30, 2002, derivative instruments having an aggregate fair market value of $(3.0 million) were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2003, the Authority held no derivative instruments.

In previous periods, the Authority modified certain derivative instruments. The resulting negative fair market values at the date of modification will be reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. For the quarter and nine months ended June 30, 2003, the Authority reclassified approximately $197,000 and $590,000, respectively, of the negative fair market value into interest expense and expects to reclassify approximately $500,000 of the negative fair market value into interest expense over the next 12 months.

Letters of Credit

As required by the State of Connecticut, the Authority maintains letters of credit in order to satisfy potential workers compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2003. The Authority also has a $100,000 uncollateralized letter of credit that expires in March 2004. The $100,000 letter of credit was reduced from $180,000 in March 2003. As of June 30, 2003, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2003 and 2002, the Authority incurred expenses for such services of $3.3 million and $2.9 million, respectively, and for the nine months ended June 30, 2003 and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, incurred $9.8 million and $7.0 million, respectively, for such services. The Tribe, through one of its subsidiaries, has entered into various land lease agreements with the Authority for roadway access, parking and related purposes in conjunction with the operation of Mohegan Sun. For the quarters ended June 30, 2003 and 2002, expenses related to these agreements totaled $65,000 and $89,000, respectively. For the nine months ended June 30, 2003 and 2002, expenses related to these agreements totaled $200,000 and $283,000, respectively.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Project Sunburst

The Authority has received authorization from the Tribe to expend up to $1.0 billion, excluding capitalized interest, for completion of Project Sunburst. As of June 30, 2003, the Authority had incurred $998.5 million, excluding capitalized interest, on Project Sunburst and expects to incur an additional $1.5 million during the remainder of fiscal year 2003. As of June 30, 2003, cumulative capitalized interest for Project Sunburst construction expenses totaled $63.5 million. Capitalized interest totaled $2.2 million and $12.4 million for the quarter and nine months ended June 30, 2002. There was no capitalized interest for the quarter or nine months ended June 30, 2003.

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”) which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). The Slot Win Contribution payments will not be required if the State of Connecticut allows any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each twelve month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.

For the quarters ended June 30, 2003 and 2002, the Authority reflected expenses associated with the Slot Win Contribution totaling $49.9 million and $45.6 million, respectively. For the nine months ended June 30, 2003 and 2002, the Authority reflected expenses associated with the Slot Win Contribution totaling $141.2 million and $129.8 million, respectively. As of June 30, 2003 and September 30, 2002, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.4 million and $15.0 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority’s financial statements reflect payments associated with the Priority Distribution Agreement of $3.8 million and $11.3 million for the quarter and nine months ended June 30, 2003, respectively, and $3.7 million and $11.4 million for the quarter and nine months ended June 30, 2002, respectively.

Radio Station Guarantee

In June 2001, the Authority entered into an agreement with AAA Entertainment, LLC (“AAA”) to operate the radio station WMOS on the premises of Mohegan Sun. The Authority consented to the assignment of this agreement, including all terms and conditions of the agreement, to Citadel Broadcasting Company (“Citadel”) in April 2003. The term of the agreement shall expire on the earliest of (a) the closing of the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse Citadel $600,000 less the actual net revenue. Citadel will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required to make under the initial term of the agreement is $550,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. Payments to either Citadel or AAA under this agreement totaled $19,000 and $44,000 for the quarters ended June 30, 2003 and 2002, respectively. Payments to either Citadel or AAA under this agreement totaled $19,000 and $104,000 for the nine months ended June 30, 2003 and 2002, respectively.

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

The Authority also entered into a co-investment agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of the co-investment agreement, the Authority and MPTN are guarantors of a term loan entered into between ACLS and Citizens Bank of Connecticut. The term of the co-investment agreement is for ten years and, in the event of default by ACLS, the maximum potential future payments (undiscounted) the Authority could be required to make is approximately $6.4 million.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse affect on the Authority’s consolidated financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TCA AGREEMENTS:

Relinquishment Agreement

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into an agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period following the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period following the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2003, the carrying amount of the relinquishment liability was $543.5 million as compared to $557.6 million at September 30, 2002. The decrease during the nine months ended June 30, 2003 is due to $39.3 million in relinquishment payments, offset by $25.2 million for the accretion of relinquishment liability discount. Of the $39.3 million in relinquishment payments, $17.6 million represents payment of principal and $21.7 million represents payment of the accretion of relinquishment liability discount. During the nine months ended June 30, 2002, the Authority paid $30.7 million in relinquishment payments, consisting of $8.1 million in principal amounts and $22.6 million for the payment of the accretion of relinquishment liability discount. The accretion of relinquishment liability discount resulted from the impact of the discount for the time value of money. At June 30, 2003 and September 30, 2002, relinquishment payments earned but unpaid were $23.6 million and $16.3 million, respectively.

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

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the estimated percentage of completion of Project Sunburst. As of June 30, 2003, the Authority had incurred $14.0 million related to the TCA development fee, of which $13.9 million has been paid. All amounts incurred have been included in property and equipment, net in the accompanying condensed consolidated balance sheets.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of acquiring a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the New Bank Credit Facility and senior and senior subordinated notes. Refer to Note 8 for condensed consolidating financial information of the Authority and MBC.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued the WNBA Note for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds in fiscal years 2006 through 2008, are required to be paid on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of June 30, 2003, accrued interest on the WNBA Note was $96,000.

MBC recorded an aggregate investment of $10.3 million for the acquisition, of which $10.0 million represents the purchase price and $259,000 pertains to capitalized purchase costs. As part of the acquisition, an independent valuation firm estimated the fair value of the player contract rights at approximately $4.8 million. The player contract rights are being amortized over seven years. As of June 30, 2003, accumulated amortization on the player contract rights was $284,000. The difference between the aggregate investment and the value of the player contract rights, $5.5 million, has been assigned to franchise value and other intangible assets. The intangible assets associated with the acquisition will be periodically assessed for impairment pursuant to appropriate accounting standards.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through June 30, 2003, there were no cash capital contributions required by WNBA, LLC.

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and certain of its senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Financial statement information for fiscal year 2002 is also not presented below due to the formation of MBC in January 2003. Condensed consolidating financial statement information for the Authority and MBC, as of June 30, 2003, and for the three month and nine month periods ended June 30, 2003, is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Total current assets	$122,101	$1,086	$(3,396)	$119,791
Property and equipment, net	1,393,443	90	—	1,393,533
Construction in process	8,198	—	—	8,198
Other assets, net	142,753	9,989	1,369	154,111

Total assets	$1,666,495	$11,165	$(2,027)	$1,675,633

LIABILITIES AND CAPITAL

Total current liabilities	$218,653	$5,534	$(3,396)	$220,791
Long-term debt, net of current portion	1,098,704	7,000	—	1,105,704
Relinquishment liability, net of current portion	456,976	—	—	456,976
Other long-term liabilities	119	—	—	119

Total liabilities	1,774,452	12,534	(3,396)	1,783,590
Total capital	(107,957)	(1,369)	1,369	(107,957)

Total liabilities and capital	$1,666,495	$11,165	$(2,027)	$1,675,633

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Quarter Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Revenues:
Gaming	$271,049	$—	$—	$271,049
Food and beverage	21,510	124	—	21,634
Hotel	13,063	—	—	13,063
Retail, entertainment and other	18,298	813	(103)	19,008

Gross revenues	323,920	937	(103)	324,754
Less—Promotional allowances	(22,654)	—	—	(22,654)

Net revenues	301,266	937	(103)	302,100
Operating costs and expenses:
Gaming	150,967	—	—	150,967
Food and beverage	13,244	—	—	13,244
Hotel	3,366	—	—	3,366
Retail, entertainment and other	8,112	1,149	(103)	9,158
Advertising, general and administrative	43,505	685	—	44,190
Depreciation and amortization	22,798	176	—	22,974

Total operating costs and expenses	241,992	2,010	(103)	243,899

Income (loss) from operations	59,274	(1,073)	—	58,201
Other income (expense)	(29,841)	(55)	—	(29,896)
Equity interest	(1,128)	—	1,128	—

Net income (loss)	$28,305	$(1,128)	$1,128	$28,305

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Revenues:
Gaming	$777,001	$—	$—	$777,001
Food and beverage	62,992	124	—	63,116
Hotel	37,042	—	—	37,042
Retail, entertainment and other	55,587	813	(103)	56,297

Gross revenues	932,622	937	(103)	933,456
Less—Promotional allowances	(66,842)	—	—	(66,842)

Net revenues	865,780	937	(103)	866,614
Operating costs and expenses:
Gaming	435,421	—	—	435,421
Food and beverage	38,469	—	—	38,469
Hotel	8,804	—	—	8,804
Retail, entertainment and other	27,762	1,186	(103)	28,845
Advertising, general and administrative	130,474	734	—	131,208
Depreciation and amortization	68,592	291	—	68,883

Total operating costs and expenses	709,522	2,211	(103)	711,630

Income (loss) from operations	156,258	(1,274)	—	154,984
Other income (expense)	(89,789)	(95)	—	(89,884)
Equity interest	(1,369)	—	1,369	—

Net income (loss)	$65,100	$(1,369)	$1,369	$65,100

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$143,235	$3,246	$—	$146,481

Net cash flows used in investing activities	(49,241)	(2,356)	—	(51,597)

Old Bank Credit Facility repayments	(286,000)	—	—	(286,000)
Other cash flows provided by financing activities	172,067	—	—	172,067

Net cash flows used in financing activities	(113,933)	—	—	(113,933)

Net increase (decrease) in cash and cash equivalents	(19,939)	890	—	(19,049)
Cash and cash equivalents at beginning of period	85,017	—	—	85,017

Cash and cash equivalents at end of period	$65,078	$890	$—	$65,968

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—SUBSEQUENT EVENTS:

Tender Offer

On June 19, 2003, the Authority commenced a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior Subordinated Notes, at a price of 107.75% of the principal amount tendered. The tender offer closed in July 2003, subsequent to the end of the quarter. As part of the tender offer, the Authority received consent to certain proposed amendments to the indenture governing the 1999 Senior Subordinated Notes. The aggregate amount paid for the tendered 1999 Senior Subordinated Notes was $302.5 million, representing an original principal amount tendered of approximately $280.3 million. This amount included a tender and consent solicitation premium of $21.7 million and accrued interest of $545,000. An aggregate principal amount of $14.5 million of the 1999 Senior Subordinated Notes remaining after the tender offer were repurchased in a separate transaction at a price of 107.75% of the principal amount, resulting in a total payment of $15.7 million, including a premium payment of $1.1 million and accrued interest of $99,000.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment scheduled for January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the remaining 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement (refer to Note 6) that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. The Authority has agreed to offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT AUDITORS

To the Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority (“the Authority”) as of June 30, 2003, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Authority’s management.

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

July 23, 2003

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some information included in this Quarterly Report on Form 10-Q and other materials filed by the Mohegan Tribal Gaming Authority, or the Authority, with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Authority. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization of expanded gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island), changes in interest rates, dependence on existing management, leverage and debt service, regional, domestic or global economic conditions, changes in federal tax laws or the administration of such laws, changes in gaming laws or regulation and the availability of financing for development and operations. Additional information concerning potential factors that could affect the Authority’s financial results are included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as amended on Form 10-K/A, as well as the Authority’s other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. The Authority does not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. The Authority can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with the Authority’s condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, that has been approved by the United States Secretary of the Interior. The Tribe has established an instrumentality, the Authority, with the exclusive power to conduct and regulate gaming activities on the existing reservation of the Tribe. The gaming operation conducted by the Authority is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. The Authority is governed by a nine-member Management Board, consisting of the same nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board. The President and Chief Executive Officer and other senior officers are hired by the Management Board and are employees of the Authority.

Mohegan Sun

In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by the Authority. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. The

Authority has substantially completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the majority of an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002. Substantial completion of Project Sunburst occurred in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which, at June 30, 2003, includes the following two casinos:

Casino of the Earth.    The Casino of the Earth, the original casino at Mohegan Sun, has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines, 170 table games (including blackjack, roulette, craps and baccarat) and 40 poker tables;

•	food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky.    The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 90 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Authority, as well as four full-service and three quick-service restaurants, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark with three lounges operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	a child care facility and an arcade style recreation area operated by a third-party;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which are owned by the Authority;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third-party; and

•	approximately 100,000 square feet of convention space.

As of June 30, 2003, Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

The Connecticut Sun

The Authority has created a wholly owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. In January 2003, MBC entered into the Membership Agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays substantially all of its home games in the Mohegan Sun Arena.

Explanation of Key Financial Statement Captions

Gross revenues.    The Authority’s gross revenues are derived primarily from the following four sources:

•	Gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

•	Food and beverage revenues;

•	Hotel revenues; and

•	Retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
Gaming	83%	85%	83%	87%
Food and beverage	7%	7%	7%	6%
Hotel	4%	2%	4%	1%
Retail, entertainment and other	6%	6%	6%	6%

Total	100%	100%	100%	100%

Revenues.    The Authority’s largest component of revenue is gaming revenue, which is recognized as gaming wins less gaming losses. Within the gaming revenue category, the Authority’s largest component of revenue is the revenue from its slot machines. The Authority reports gross slot revenue, which the Authority also refers to as gross slot win, to the State of Connecticut pursuant to the Mohegan Compact. On a monthly basis, the Authority posts gross slot win and other statistical information relating to slot operations on its website at www.mohegansun.com.

Other commonly used terms in the discussion of gaming revenues include progressive jackpots, net slot revenue, slot handle, gross slot hold percentage, net slot hold percentage, table games revenue and table games drop. Gross slot revenue, also referred to as gross slot win, represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts deposited by the Authority into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregates these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. The Authority refers to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by the Authority until paid and such accrued amounts are deducted from gross slot revenue, along with wide-area progressive jackpot amounts, to arrive at net slot revenue, also referred to as net slot win. Wide-area progressive jackpot amounts are paid by a third-party vendor and the Authority remits a weekly payment to the vendor. Net slot revenue is included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle. Table games revenue represents the closing table games inventory plus table games drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table games inventory and fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table.

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

Promotional allowances.    The Authority operates a voluntary program for its guests, without membership fees, called the Mohegan Sun Player’s Club. This complimentary program provides food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services, tickets to entertainment events held at Mohegan Sun facilities and vacation packages from Globe Travel, a third party travel agency. The retail value of these points is included in gross revenue when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues. Promotional expenses related to redemption of points at third party retail outlets at the Shops at Mohegan Sun are included in gaming expenses.

The retail value of providing such promotional allowances was included in gross revenues as follows (in thousands):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
Food and beverage	$8,307	$8,365	$24,180	$22,160
Hotel	4,404	2,655	13,238	2,655
Retail, entertainment and other	9,943	9,434	29,424	27,227

Total	$22,654	$20,454	$66,842	$52,042

The estimated cost of the goods and services associated with providing these promotional allowances was charged to gaming expenses as follows (in thousands):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
Food and beverage	$7,249	$6,915	$20,594	$19,883
Hotel	1,691	1,885	4,787	1,885
Retail, entertainment and other	6,830	6,541	20,483	18,358

Total	$15,770	$15,341	$45,864	$40,126

Gaming expenses.    The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. The Authority refers to this payment as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points redeemed at outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun.

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

Accretion of relinquishment liability discount and reassessment of relinquishment liability.    In February 1998, the Authority and Trading Cove Associates, or TCA, entered into an agreement, the Relinquishment Agreement. The Relinquishment Agreement provides that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period. The Authority, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement. The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, the Authority has capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. The Authority adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. Refer to Note 6 to the Authority’s condensed consolidated financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Quarters Ended June 30, 2003 and 2002:

Net revenues for the quarter ended June 30, 2003 increased by $37.7 million, or 14.2%, to $302.1 million from $264.4 million for the quarter ended June 30, 2002. This increase was due primarily to growth in gaming revenues as described below, operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire quarter and the availability of the Thames River and Indian Summer parking garages for the entire quarter, resulting in increases in all revenue categories.

Gaming revenues for the quarter ended June 30, 2003 increased by $28.6 million, or 11.8%, to $271.0 million from $242.4 million for the quarter ended June 30, 2002. This increase was due primarily to a 10.6% growth in net slot revenues and a 16.0% increase in table games revenues for the three months ended June 30, 2003. Gaming revenues for the quarter were enhanced by increased patronage in the casino due to the approximately 1,200 room Mohegan Sun hotel completed in June 2002 and improved customer parking created by the additions of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002.

Slot handle for the quarter ended June 30, 2003 increased $194.1 million, or 8.7%, to $2.4 billion from $2.2 billion for the quarter ended June 30, 2002. Gross slot revenues were $199.5 million, representing a Connecticut market share of 49.4% for the quarter ended June 30, 2003, compared to $182.4 million and 47.6% for the quarter ended June 30, 2002. The State of Connecticut reported gross slot revenues of $404.3 million and $382.9 million for the quarters ended June 30, 2003 and 2002, respectively, representing an increase of 5.6%. The Authority exceeded the Connecticut market growth in gross slot revenues as it experienced an increase in gross slot revenues of 9.4% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Gross slot hold percentage for the quarter was 8.2% compared to 8.1% for the same period in the prior year.

Table games drop for the quarter ended June 30, 2003 increased by $94.3 million, or 25.3% to $467.8 million from $373.5 million for the quarter ended June 30, 2002. Table games revenues for the quarter ended June 30, 2003 increased $9.6 million, or 16.0%, to $69.9 million from $60.3 million for the quarter ended June 30, 2002. Table games hold percentage was 14.9% for the quarter ended June 30, 2003 compared to 16.1% for the same period in the prior year. Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

Food and beverage revenues for the quarter ended June 30, 2003 increased by $2.2 million, or 11.4%, to $21.6 million from $19.4 million for the quarter ended June 30, 2002. This increase was attributable primarily to a 9.1% increase in the number of meals served, or food covers, due to increased patronage at the casino and increases in room service in the Mohegan Sun hotel and food services at the convention center. Those increases resulted from the Mohegan Sun hotel and convention center being opened for the entire quarter ended June 30, 2003. The increase was also attributable to a higher average sale per meal served of $12.23 for the quarter ended June 30, 2003, compared to $12.12 for the quarter ended June 30, 2002.

Hotel revenues for the quarter ended June 30, 2003 increased by $6.3 million, or 92.5%, to $13.1 million from $6.8 million for the quarter ended June 30, 2002. The increase in hotel revenues is due to the effect of the hotel being operated with approximately 1,200 rooms for the entire quarter. Room nights occupied for the quarter ended June 30, 2003 increased by approximately 48,000, or 131.5%, to 85,000 from 37,000 for the quarter ended June 30, 2002. Average daily room rates were $146 and $174 for the quarters ended June 30, 2003 and 2002, respectively, with an occupancy rate of 80% and 67%, respectively. Revenue per available room was $122 for each of the quarters ended June 30, 2003 and 2002, respectively.

Retail, entertainment and other revenues increased by $2.8 million, or 17.1%, to $19.0 million for the quarter ended June 30, 2003 from $16.2 million for the quarter ended June 30, 2002. Retail and other revenues increased by $2.3 million, while entertainment revenues increased by $476,000 for the quarter ended June 30, 2003 as compared to the same period in the prior year. The increase in entertainment revenue was attributable to the revenue earned from two pre-season and six regular season home games played by the Connecticut Sun at the Mohegan Sun Arena during the quarter ended June 30, 2003, offset by a lower average ticket price per event from the quarter ended June 30, 2002. The increase in retail and other revenues for the quarter ended June 30, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center, combined with a $1.4 million increase in rental revenue associated with the third party restaurant and retail tenant outlets in the Casino of the Sky.

Promotional allowances for the quarter ended June 30, 2003 increased by $2.2 million, or 10.8%, to $22.7 million from $20.5 million for the quarter ended June 30, 2002. The increase was due primarily to an increase of $1.7 million in hotel complimentaries compared to the prior year, which is related to a higher number of available rooms in the quarter ended June 30, 2003. Additional increases included an increase in retail and gas complimentaries associated with increased volumes in the retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Total operating costs and expenses for the quarter ended June 30, 2003 increased by $29.0 million, or 13.5%, to $243.9 million from $214.9 million for the quarter ended June 30, 2002. The increase was attributable primarily to additional operating costs and expenses associated with supporting the $37.7 million increase in net revenues and a $1.3 million increase in depreciation and amortization expenses associated with the substantial completion of Project Sunburst, offset by a $4.1 million decrease in pre-opening costs and expenses. Additional increases occurred in costs related to employee benefits, advertising, basketball operations, and costs to operate the expanded facility, such as utilities, engineering and environmental services.

Gaming costs and expenses for the quarter ended June 30, 2003 increased by $18.7 million, or 14.1%, to $151.0 million from $132.3 million for the quarter ended June 30, 2002. The increase was due primarily to an increase in labor costs, including employee benefit costs, for the quarter to support the 11.8% increase in gaming revenues. The Authority also experienced increased expenses in marketing costs associated with casino special events and promotions, including bus patron promotional expenses designed to increase bus passenger volume. An increase in Slot Win Contribution payments to the State of Connecticut has also contributed to the increase in gaming costs and expenses. The Authority recorded expenses associated with the Slot Win Contribution totaling $49.9 million and $45.6 million for the quarters ended June 30, 2003 and 2002, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and in the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. Gaming costs and expenses as a percentage of gross gaming revenues increased from 54.6% for the quarter ended June 30, 2002 to 55.7% for the quarter ended June 30, 2003.

Food and beverage costs and expenses for the quarter ended June 30, 2003 increased by $2.2 million, or 20.1%, to $13.2 million from $11.0 million for the quarter ended June 30, 2002. The opening of the Mohegan Sun hotel and convention center in April 2002 principally resulted in a 9.1% increase in the number of meals served, or food covers, from 1.4 million in the quarter ended June 30, 2002 to 1.5 million in the quarter ended June 30, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the $2.2 million increase in food and beverage revenue. The net cost of goods sold for food was 32.2% for the quarter ended June 30, 2003 compared to 33.1% for the quarter ended June 30, 2002. The net cost of goods sold for beverage was 25.1% for the quarter ended June 30, 2003 compared to 26.0% for the quarter ended June 30, 2002.

Hotel costs and expenses for the quarter ended June 30, 2003 increased by $2.0 million or 141.8%, to $3.4 million from $1.4 million for the quarter ended June 30, 2002. The increase is due to the effect of the hotel being operated with approximately 1,200 rooms for the entire quarter, and corresponds with the growth in hotel revenues of 92.5% and the increase in room nights occupied of 131.5% for the quarter ended June 30, 2003.

Retail, entertainment and other costs and expenses for the quarter ended June 30, 2003 increased by $4.0 million, or 77.3%, to $9.2 million from $5.2 million for the quarter ended June 30, 2002. This increase was attributable primarily to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the quarter ended June 30, 2003, including several home games played by the Connecticut Sun. There were 29 events in the Mohegan Sun Arena during the quarter ended June 30, 2003 compared to 19 events during the quarter ended June 30, 2002. The Connecticut Sun incurred $1.1 million in retail and entertainment costs and expenses for the quarter ended June 30, 2003. Increases were also attributable to a lesser extent to the higher cost of sales supporting the increase in retail revenues pertaining to Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the quarter ended June 30, 2003 increased by $4.9 million, or 12.5%, to $44.2 million from $39.3 million for the quarter ended June 30, 2002. The increase was due primarily to increases in labor costs to support the growth in revenues, advertising costs, including those pertaining to new Mohegan Sun television commercials that began airing in May 2003 and advertisements for the Connecticut Sun, professional and other fees related primarily to the implementation of new regulations under the Sarbanes-Oxley Act, and costs to operate the expanded facility, such as increased utilities, engineering and environmental services.

Pre-opening costs and expenses associated with the opening of the hotel were $4.1 million for the quarter ended June 30, 2002. There were no pre-opening costs for the quarter ended June 30, 2003.

Depreciation and amortization for the quarter ended June 30, 2003 increased by $1.3 million, or 5.9%, to $23.0 million from $21.7 million for the quarter ended June 30, 2002. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Income from operations for the quarter ended June 30, 2003 increased by $8.7 million, or 17.5%, to $58.2 million from $49.5 million for the quarter ended June 30, 2002. This increase was attributable primarily to an increase in net revenues, substantially offset by an increase in total operating costs and expenses as described above.

Accretion of the discount associated with the relinquishment liability for the quarter ended June 30, 2003 decreased by $685,000, or 7.5%, to $8.4 million from $9.1 million for the quarter ended June 30, 2002. The Authority’s quarterly accretion of the relinquishment liability reflects the impact of the time value of money, discounted to present value using the Authority’s current risk-free rate of investment.

Interest income for the quarter ended June 30, 2003 decreased by $34,000, or 35.8%, to $61,000 from $95,000 for the quarter ended June 30, 2002. The decrease in interest income resulted from a decrease in the weighted-average invested cash and cash equivalents and a decrease in the weighted average interest rate. The weighted-average invested cash and cash equivalents were $20.2 million and $22.1 million for the quarters ended June 30, 2003 and June 30, 2002, respectively. The weighted-average interest rate for invested cash was 1.2% for the quarter ended June 30, 2003, compared to 1.7% for the quarter ended June 30, 2002. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense for the quarter ended June 30, 2003 decreased by $771,000, or 3.5%, to $21.0 million from $21.7 million for the quarter ended June 30, 2002. This decrease is attributable to a decrease in the Authority’s weighted-average interest rate, partially offset by a decrease in the amount of interest capitalized due to the substantial completion of Project Sunburst and an increase in the Authority’s weighted average outstanding debt. The Authority’s weighted-average interest rate for the quarters ended June 30, 2003 and 2002 was 7.3% and 8.6%, respectively. Capitalized interest was $2.2 million for the quarter ended June 30, 2002. There was no capitalized interest for the quarter ended June 30, 2003. The Authority’s weighted-average outstanding debt was $1.14 billion for the quarter ended June 30, 2003, compared to $1.12 billion for the quarter ended June 30, 2002. The decrease in the Authority’s weighted average interest rate is due to lower floating interest rates, interest settlements received on derivative instruments held of $0.5 million recorded as a credit to interest expense and a favorable change in fair value related to derivative instruments of $1.3 million for the quarter ended June 30, 2003 compared to a favorable change in fair value related to derivative instruments of $82,000 for the quarter ended June 30, 2002.

Net income for the quarter ended June 30, 2003 increased by $9.5 million, or 50.9%, to $28.3 million from $18.8 million for the quarter ended June 30, 2002. The increase was due primarily to an increase in income from operations combined with decreases in accretion of relinquishment liability discount and interest expense, offset by an increase in other expense, net, for the quarter ended June 30, 2003.

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and 2002:

Net revenues for the nine months ended June 30, 2003 increased by $124.7 million, or 16.8%, to $866.6 million from $741.9 million for the nine months ended June 30, 2002. This increase was due primarily to growth in gaming revenues as described below, operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire nine months ended June 30, 2003 and the availability of the Thames River and Indian Summer parking garages for the entire nine months ended June 30, 2003, resulting in increases in all revenue categories.

Gaming revenues for the nine months ended June 30, 2003 increased by $86.4 million, or 12.5%, to $777.0 million from $690.6 million for the nine months ended June 30, 2002. This increase was due primarily to a 9.4% increase in net slot revenues and a 22.2% increase in table game revenues for the nine months ended June 30,

2003. Gaming revenues for the nine months ended June 30, 2003 were enhanced by increased patronage in the casino due to the approximately 1,200 room Mohegan Sun hotel completed in June 2002 and improved customer parking created by the additions of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002.

Slot handle for the nine months ended June 30, 2003 increased $727.8 million, or 11.5%, to $7.06 billion from $6.34 billion for the nine months ended June 30, 2002. Gross slot revenues were $564.6 million, representing a Connecticut market share of 49.6% for the nine months ended June 30, 2003, compared to $519.0 million and 47.1% for the nine months ended June 30, 2002. The State of Connecticut reported gross slot revenues of $1.14 billion and $1.10 billion for the nine months ended June 30, 2003 and 2002, respectively, representing an increase of 3.4%. The Authority exceeded the Connecticut market growth in gross slot revenue as it experienced an increase in gross slot revenues of 8.8% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Gross slot hold percentage for the nine months ended June 30, 2003 was 8.0% compared to 8.2% for the same period in the prior year.

Table games drop for the nine months ended June 30, 2003 increased by $272.0 million, or 25.3%, to $1.34 billion from $1.07 billion for the nine months ended June 30, 2002. Table games revenues for the nine months ended June 30, 2003 increased $38.2 million, or 22.2%, to $210.9 million from $172.7 million for the nine months ended June 30, 2002. Table games hold percentage was 15.7% and 16.1% for the nine months ended June 30, 2003 and 2002, respectively.

Food and beverage revenues for the nine months ended June 30, 2003 increased by $11.6 million, or 22.7%, to $63.1 million from $51.5 million for the nine months ended June 30, 2002. This increase was attributable primarily to a 15.0% increase in the number of meals served, or food covers, due to increased patronage at the casino and increases in room service in the Mohegan Sun hotel and food services at the convention center. These increases resulted from the Mohegan Sun hotel and convention center being opened for the entire nine months ended June 30, 2003. The increase was also attributable to a higher average sale per meal served of $12.36 for the nine months ended June 30, 2003 as compared to $11.88 for the nine months ended June 30, 2002.

Hotel revenues for the nine months ended June 30, 2003 increased $30.2 million or 445.9%, to $37.0 million from $6.8 million for the nine months ended June 30, 2002. The increase in hotel revenues is due to the effect of operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire nine months ended June 30, 2003. Average daily room rates were $150 and $174 for the nine months ended June 30, 2003 and 2002, respectively, with an occupancy rate of 74% and 67%, respectively. Revenue per available room was $115 and $122 for the nine months ended June 30, 2003 and 2002, respectively.

Retail, entertainment and other revenues increased by $11.2 million, or 24.8%, to $56.3 million for the nine months ended June 30, 2003 from $45.1 million for the nine months ended June 30, 2002. Retail and other revenues increased by $7.2 million, while entertainment revenues increased by $4.0 million for the nine months ended June 30, 2003 as compared to the same period in the prior year. The increase in entertainment revenue was attributable primarily to a 45.1% increase in the number of arena events, including two pre-season and six regular season home games played by the Connecticut Sun, and a higher average ticket price per event in the nine months ended June 30, 2003. The increase in retail and other revenues for the nine months ended June 30, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center, combined with an increase in rental revenue associated with the third party restaurant and retail tenant outlets in the Casino of the Sky.

Promotional allowances for the nine months ended June 30, 2003 increased by $14.8 million, or 28.4%, to $66.8 million from $52.0 million for the nine months ended June 30, 2002. The increase was due primarily to $10.6 million in hotel complimentaries, which is related to a higher number of available rooms in the nine months ended June 30, 2003. Additional increases included an increase in food, beverage, retail and gas complimentaries associated with increased volumes in the food and retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Total operating costs and expenses for the nine months ended June 30, 2003 increased by $98.7 million, or 16.1%, to $711.6 million from $612.9 million for the nine months ended June 30, 2002. The increase was attributable primarily to additional operating costs and expenses associated with supporting the $124.7 million increase in net revenues and a $11.9 million increase in depreciation and amortization expenses associated with the substantial completion of Project Sunburst, offset by a $7.8 million decrease in pre-opening costs and expenses. Additional increases occurred in costs related to employee benefits, workers’ compensation, professional fees, reimbursements to the Tribe for governmental and administrative services and costs to operate the expanded facility, such as utilities, engineering and environmental services.

Gaming costs and expenses for the nine months ended June 30, 2003 increased by $47.5 million, or 12.3%, to $435.4 million from $387.9 million for the nine months ended June 30, 2002. The increase was due primarily to an increase in labor costs, including employee benefit costs, for the quarter to support the 12.5% increase in gaming revenues. The Authority also experienced increased expenses in marketing costs associated with casino special events and promotions, including bus patron promotional expenses designed to increase bus passenger volume. An increase in the Slot Win Contribution payments to the State of Connecticut has also contributed to the increase in gaming costs and expenses. The Authority recorded expenses associated with the Slot Win Contribution totaling $141.2 million and $129.8 million for the nine months ended June 30, 2003 and 2002, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and in the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. Despite the increases mentioned above, efficiencies achieved in the gaming division, including labor efficiencies, have caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.2% for the nine months ended June 30, 2002 to 56.0% for the nine months ended June 30, 2003.

Food and beverage costs and expenses for the nine months ended June 30, 2003 increased by $8.5 million, or 28.1%, to $38.5 million from $30.0 million for the nine months ended June 30, 2002. The opening of the Mohegan Sun hotel and convention center in April 2002 principally resulted in a 15.0% increase in the number of meals served, or food covers, from 3.8 million for the nine months ended June 30, 2002 to 4.4 million for the nine months ended June 30, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the $11.6 million increase in food and beverage revenue. The net cost of goods sold for food was 32.2% for the nine months ended June 30, 2003 compared to 34.2% for the nine months ended June 30, 2002. The net cost of goods sold for beverage was 24.7% for the nine months ended June 30, 2003 compared to 26.5% for the nine months ended June 30, 2002.

Hotel costs and expenses for the nine months ended June 30, 2003 increased by $7.4 million or 532.5%, to $8.8 million from $1.4 million for the nine months ended June 30, 2002. The increase is attributable to the effect of operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire nine months ended June 30, 2003.

Retail, entertainment and other costs and expenses for the nine months ended June 30, 2003 increased by $8.7 million, or 43.3%, to $28.8 million from $20.1 million for the nine months ended June 30, 2002. This increase was attributable primarily to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the nine months ended June 30, 2003, including several home games played by the Connecticut Sun. There were 74 events in the Mohegan Sun Arena during the nine months ended June 30, 2003 compared to 51 events during the nine months ended June 30, 2002. The Connecticut Sun incurred $1.2 million in retail and entertainment costs and expenses for the nine months ended June 30, 2003. Increases were attributable also to a lesser extent to the higher cost of sales supporting the increase in retail revenues pertaining to Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the nine months ended June 30, 2003 increased by $22.5 million, or 20.7%, to $131.2 million from $108.7 million for the nine months ended June 30,

2002. The increase was due primarily to increases in costs to operate the expanded facility, such as increased utilities, engineering and environmental services. Additional increases can be attributed to labor costs to support the growth in revenues, employee benefit costs, reimbursements to the Tribe for governmental and administrative services and professional and other fees related primarily to the implementation of new regulations under the Sarbanes-Oxley Act.

Pre-opening costs and expenses associated with the opening of the hotel were $7.8 million for the nine months ended June 30, 2002. There were no pre-opening costs and expenses for the nine months ended June 30, 2003.

Depreciation and amortization for the nine months ended June 30, 2003 increased by $11.9 million, or 20.9%, to $68.9 million from $57.0 million for the nine months ended June 30, 2002. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Income from operations for the nine months ended June 30, 2003 increased by $25.9 million, or 20.1%, to $155.0 million from $129.1 million for the nine months ended June 30, 2002. This increase was attributable primarily to an increase in net revenues, substantially offset by an increase in total operating costs and expenses as described above.

Accretion of the discount associated with the relinquishment liability for the nine months ended June 30, 2003 decreased by $2.1 million, or 7.5%, to $25.2 million from $27.3 million for the nine months ended June 30, 2002. The Authority’s quarterly accretion of the relinquishment liability reflects the impact of the time value of money, discounted to present value using the Authority’s current risk-free rate of investment.

Interest income for the nine months ended June 30, 2003 decreased by $122,000, or 36.4%, to $213,000 from $335,000 for the nine months ended June 30, 2002. The decrease in interest income principally resulted from a decrease in the weighted-average invested cash and cash equivalents and a decrease in the weighted average interest rate. The weighted-average invested cash and cash equivalents were $19.1 million and $23.8 million for the nine months ended June 30, 2003 and 2002, respectively. The weighted-average interest rate for invested cash was 1.1% for the nine months ended June 30, 2003 compared to 1.4% for the nine months ended June 30, 2002. The Authority invests in investment-grade commercial paper having maturities of not more than three months from the date of acquisition.

Interest expense for the nine months ended June 30, 2003 increased by $12.1 million, or 23.4%, to $63.8 million from $51.7 million for the nine months ended June 30, 2002. This increase is attributable primarily to a decrease in the amount of interest capitalized due to the substantial completion of Project Sunburst and an increase in the Authority’s weighted-average outstanding debt, partially offset by a decrease in the weighted average interest rate. Capitalized interest was $12.4 million for the nine months ended June 30, 2002. There was no capitalized interest for the nine months ended June 30, 2003. The Authority’s weighted-average outstanding debt was $1.15 billion for the nine months ended June 30, 2003 compared to $1.04 billion for the nine months ended June 30, 2002. The weighted-average interest rate for the nine months ended June 30, 2003 and 2002 was 7.4% and 8.2%, respectively. The decrease in the Authority’s weighted average interest rate is due to lower floating interest rates, interest settlements received on derivative instruments held of $2.0 million recorded as a credit to interest expense and a favorable change in fair value related to derivative instruments of $3.0 for the nine months ended June 30, 2003 compared to a favorable change in fair value related to derivative instruments of $972,000 for the nine months ended June 30, 2002.

Write-off of debt issuance costs for the nine months ended June 30, 2003 decreased by $423,000, or 51.2%, to $403,000 from $826,000 for the nine months ended June 30, 2002. The write-off of debt issuance costs related to the repayment of the entire outstanding indebtedness under the Old Bank Credit Facility in March 2003 and the Old Bank Credit Facility commitment reduction from $500 million at December 31, 2001 to $400 million at March 31, 2002.

Net income for the nine months ended June 30, 2003 increased by $15.6 million, or 31.5%, to $65.1 million from $49.5 million for the nine months ended June 30, 2002. The increase was due primarily to an increase in income from operations substantially offset by an increase in interest expense net of capitalized interest, as more fully discussed above.

Seasonality

The gaming industry in Connecticut is seasonal in nature with the heaviest gaming activity occurring at Mohegan Sun between May and September. Accordingly, the results of operations for the quarter and nine-month periods ended June 30, 2003 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

As of June 30, 2003, the Authority held cash and cash equivalents of $66.0 million, a decrease of $19.0 million from $85.0 million as of September 30, 2002. Cash provided by operating activities for the nine months ended June 30, 2003 increased $21.0 million, or 16.7%, to $146.5 million from $125.5 million for the nine months ended June 30, 2002. The increase in cash provided by operating activities is attributable to an increase in net income, after adjustments for non-cash items, offset by increased working capital requirements.

Operating activities are a significant source of the Authority’s cash flows. In addition to cash generated by operating activities, the Authority has relied on external sources of liquidity to meet its investing requirements. As Project Sunburst is now substantially completed, the Authority has begun to utilize primarily its cash flows provided by operating activities to meet its investing requirements and to de-leverage its current financing structure. While the Authority does not believe that there is any trend or a likelihood of an event that would adversely impact the level of its cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flow, including, but not limited to, the following:

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	increased competition in the gaming industry, including the legalization of expanded gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island, which may result in a substantial decrease in revenue; and

•	an act of terrorism on the United States of America.

External Sources of Liquidity

Notes.    The Authority previously has financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of June 30, 2003, the Authority has $200.0 million outstanding in 8.125% senior notes due January 1, 2006, or the Senior Notes; $300.0 million outstanding in 8.75% senior subordinated notes due July 1, 2009 and first callable January 1, 2004, or the 1999 Senior Subordinated Notes; $150.0 million outstanding in 8.375% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 Senior Subordinated Notes; and $250.0 million outstanding in 8.0% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 Senior Subordinated Notes. Refer to Note 3 to the Authority’s condensed consolidated financial statements for a further discussion of these notes.

On June 19, 2003, the Authority commenced a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior Subordinated Notes, at a price of 107.75% of the principal amount tendered. The tender offer closed in July 2003, subsequent to the end of the quarter. As part of the tender offer, the Authority received consent to certain proposed amendments to the indenture governing the 1999 Senior Subordinated

Notes. The aggregate amount paid for the tendered 1999 Senior Subordinated Notes was $302.5 million, representing an original principal amount tendered of approximately $280.3 million. This amount included a tender and consent solicitation premium of $21.7 million and accrued interest of $545,000. An aggregate principal amount of $14.5 million of the 1999 Senior Subordinated Notes remaining after the tender offer were repurchased in a separate transaction at a price of 107.75% of the principal amount, resulting in a total payment of $15.7 million, including a premium payment of $1.1 million and accrued interest of $99,000.

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum, or the 2003 Senior Subordinated Notes. The proceeds from this financing were used to repurchase substantially all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment scheduled for January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the remaining 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. The Authority has agreed to offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

Old Bank Credit Facility.    On March 25, 2003, the Authority repaid the entire $251.0 million outstanding under its reducing, revolving, collateralized credit facility, or the Old Bank Credit Facility. As of March 25, 2003, the Old Bank Credit Facility was terminated.

New Bank Credit Facility.    On March 25, 2003, the Authority entered into an Amended and Restated Loan Agreement, or the New Bank Credit Facility, for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The New Bank Credit Facility replaces the Old Bank Credit Facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on June 30, 2008. The Authority may seek to increase the size of the New Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of June 30, 2003, this amount totaled $350,000, of which no amount was drawn. Pursuant to the terms of the New Bank Credit Facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority had $194.6 million available for borrowing under the revolving loan as of June 30, 2003.

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The New Bank Credit Facility includes other covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the New Bank Credit Facility include requirements that:

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

As of June 30, 2003, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread, which is based on the Authority’s Total Leverage Ratio, as defined in the New Bank Credit Facility, at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate and the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of June 30, 2003, the Authority had no base rate loans. Accrued interest on the New Bank Credit Facility was $103,000 at June 30, 2003.

The initial advances under the New Bank Credit Facility were LIBOR based advances and were comprised of the full $100.0 million term loan and two advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to pay off $251.0 million of outstanding indebtedness under the Old Bank Credit Facility. Outstanding advances are based on one-month LIBOR plus the applicable spread. As of June 30, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

In June 2003, the Authority received the requisite consent of its lenders for Amendment No. 1 to the New Bank Credit Facility. The amendment permitted, among other things, the repurchase of all or any portion of the Authority’s outstanding indebtedness under certain of its senior subordinated notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which in the aggregate may not exceed $35.0 million.

Line of Credit.    On March 24, 2003, the Authority voluntarily terminated its $25.0 million revolving loan agreement with Fleet National Bank. On June 27, 2003, the Authority entered into a new $25.0 million revolving loan agreement with Fleet National Bank, or the Line of Credit. At the Authority’s option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in June 2004. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of June 30, 2003, the Authority was in compliance with all covenant requirements in the Line of Credit. As of June 30, 2003, no amounts were outstanding under the Line of Credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $22.3 million, net of items expensed or recorded as inventory, for the nine months ended June 30, 2003, compared to $214.3 million, including capitalized interest and net of items expense or recorded as inventory, for the nine months ended June 30, 2002. These capital expenditures were an aggregate of the following:

•

Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest and net of $5.4 million expensed or recorded as inventory, through June 30, 2003.  During the nine months ended June 30, 2003, capital expenditures totaled $646,000, net of $33,000 expensed or recorded as inventory, compared to $116.1 million, including $12.4 million in capitalized interest and net of $3.7 million expensed or recorded as inventory, during the nine months ended June 30, 2002.

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $21.9 million and $22.1 million for the nine months ended June 30, 2003 and June 30, 2002, respectively.

•	Capital expenditures on the Authority’s electrical and water systems infrastructure totaled $2.8 million for the nine months ended June 30, 2002. There were minimal expenditures for the nine months ended June 30, 2003. Cumulative infrastructure improvements totaled $35.0 million as of June 30, 2003. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

•	Capital expenditures for the $65.0 million Indian Summer parking garage, a 2,700-space patron parking garage, for the nine months ended June 30, 2003, were reduced by $97,000 due to revised estimates, compared to $50.8 million in expenditures for the nine months ended June 30, 2002. Cumulative expenditures totaled $64.6 million as of June 30, 2003. The Indian Summer Garage opened in June 2002.

•	For the nine months ended June 30, 2003, the Authority’s capital expenditures for the Thames Garage were reduced by $119,000 due to revised estimates, compared to $22.7 million in expenditures for the nine months ended June 30, 2002. Cumulative capital expenditures for the $25.0 million, 1,700-space Thames parking garage totaled $24.0 million as of June 30, 2003. The Thames Garage opened in April 2002.

•	Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke free slot machine venue which opened on April 18, 2001, for the nine months ended June 30, 2003 were reduced by $17,000 due to revised estimates and expenditures totaled $523,000 for the nine months ended June 30, 2002. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of June 30, 2003.

Other Reservation Enhancements

•	Capital expenditures for the construction of a $13.0 million child development center were $554,000 during the nine months ended June 30, 2002 and cumulative expenditures reached $1.1 million as of June 30, 2002. The Authority did not incur any capital expenditures for the nine months ended June 30, 2003. The Authority’s expenditure of $1.1 million has been fully reimbursed by the Tribe. The child development center is operated by the Tribe and opened in January 2003.

In keeping with standard practice in the construction industry, the Authority retains a portion of the construction expenditures until satisfactory completion of individual contracts. As of June 30, 2003, construction retainage totaled $12,000, which has been included in construction payables in the Authority’s condensed consolidated financial statements.

Expected Future Capital Expenditures

During the remainder of fiscal year 2003, the Authority expects capital expenditures to total approximately $13.3 million and to be allocated as follows:

•	$10.4 million on maintenance capital expenditures.

•	$1.5 million to satisfy remaining contractual obligations with respect to Project Sunburst construction.

•	$0.4 million to satisfy remaining contractual obligations with respect to the approximately 2,700-space Indian Summer Garage.

•	$1.0 million to satisfy remaining contractual obligations with respect to the approximately 1,700-space Thames Garage.

In July 2003, the Authority decided that it would close its poker operations in September 2003 to add approximately 275 slot machines. The cost of renovating the existing poker room and acquiring the slot machines will be approximately $7.0 million and will be financed with cash flow generated from operations. The Authority anticipates the renovation will be completed by December 2003.

Sources of Funding for Capital Expenditures

The Authority will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the quarters and nine month periods ended June 30, 2003 and 2002, the Authority incurred the following in interest expense (in thousands):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
New Bank Credit Facility	$2,431	$—	$7,066	$—
Old Bank Credit Facility	—	3,776	163	12,337
8 1/8% Senior Notes	4,063	4,063	12,187	12,187
1999 8 3/4% Senior Subordinated Notes	6,563	6,563	19,688	19,688
2001 8 3/8% Senior Subordinated Notes	3,141	3,141	9,422	9,422
2002 8% Senior Subordinated Notes	5,000	5,000	15,000	7,167
WNBA Note	55	—	95	—
Line of Credit	—	—	290	—
Change in fair value of derivative instruments	(1,283)	(82)	(2,994)	(972)
Interest settlement—derivative instruments	(486)	—	(2,001)	—
Reclassification of derivative instrument losses to earnings	197	—	590	—
Amortization of deferred gain on sale of derivative instruments	(199)	—	(541)	—
Amortization of debt issuance costs	1,479	1,515	4,847	4,213
Capital lease obligations	—	—	—	9
Capitalized interest	—	(2,244)	—	(12,352)

Total interest expense	$20,961	$21,732	$63,812	$51,699

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

Contractual Obligations (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	After 5 years

Long-term debt(2)	$—	$18,667	$268,668	$816,665
Construction obligations(3)	3,395	—	—	—
Development obligations(4)	252	—	—	—

Total	$3,647	$18,667	$268,668	$816,665

(1)	Amounts due within fiscal year 2003 represent obligations expected to be incurred from October 1, 2002 to September 30, 2003.

(2)	Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the New Bank Credit Facility, but excludes interest payments. These amounts also include the Authority’s guarantee of MBC’s obligations pursuant to the WNBA Note. Refer to Notes 3 and 7 to the Authority’s condensed consolidated financial statements.
(3)	Construction obligations represent the remainder of expenditures the Authority must pay in connection with Project Sunburst, and related construction enhancements. Refer to Note 5 to the Authority’s condensed consolidated financial statements.
(4)	Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the development fee due to TCA. Refer to Note 6 to the Authority’s condensed consolidated financial statements.

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

Contractual Commitments (in thousands)	Fiscal Year 2003(1)	2-3 years	4-5 years	6-10 years

Slot Win Contribution(2)	$189,445	$396,016	$359,979	$931,921
Relinquishment payments(3)	63,420	132,548	120,487	311,918
Priority distributions(4)	15,306	31,931	33,774	93,214

Total	$268,171	$560,495	$514,240	$1,337,053

(1)	Amounts due within fiscal year 2003 represent payment commitments from October 1, 2002 to September 30, 2003.
(2)	Slot Win Contributions are a portion of the gross slot revenues that must be paid by the Authority to the State of Connecticut pursuant to the Mohegan Compact. The Slot Win Contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. For the fiscal years ended September 30, 2002, 2001 and 2000, the Slot Win Contribution totaled $179.6 million, $144.6 million and $135.1 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by the Authority to TCA under the Relinquishment Agreement. Relinquishment payments are five percent of Revenues, as defined in the Relinquishment Agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the Relinquishment Agreement. Refer to Note 6 to the Authority’s condensed consolidated financial statements for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by the Authority to the Tribe pursuant to the Priority Distribution Agreement. Refer to Note 5 to the Authority’s condensed consolidated financial statements for a further discussion of the Priority Distribution Agreement. The payments are calculated based on net cash flow and are limited to a maximum amount of $14.0 million, as adjusted annually based on the Consumer Price Index, or CPI. During the nine months ended June 30, 2003, the Authority paid $11.3 million in priority distributions to the Tribe. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, the Authority has assumed that it will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.846%.

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

Accrued Liabilities

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points, as more fully described under “Key Financial Statements Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed at each balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

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

Intangible Assets

The Authority’s trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The Authority applied the fair value test as of September 30, 2002 and determined that no impairment existed. The intangible assets associated with the acquisition of the WNBA franchise will be assessed periodically for impairment pursuant to appropriate accounting standards.

Litigation

The Authority is subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other current liabilities category in its accompanying condensed consolidated balance sheets.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. This interpretation applies immediately to variable interest entities created or obtained after January 2003. For entities in which an enterprise holds a variable interest that it acquired before February 2003, FIN 46 will apply in the first fiscal year or interim period beginning after June 15, 2003. The Authority did not obtain an interest in any variable interest entities after January 2003. Therefore, the adoption of the respective provision of the standard in fiscal year 2003 does not affect the Authority’s financial position, results of operations or cash flows. The Authority does not believe the adoption of the standard pertaining to any potential variable interest entities held before February 2003 will materially affect the Authority’s financial position, results of operations or cash flows in subsequent periods.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Authority’s primary exposure to market risk is interest rate risk associated with its $391.0 million New Bank Credit Facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of June 30, 2003, the Authority has $196.0 million outstanding under the New Bank Credit Facility, of which $100.0 million is payable under a term loan. Refer to Note 3 to the Authority’s condensed consolidated financial statements for further information relating to the terms and conditions of the New Bank Credit Facility.

The Authority uses derivative instruments, including interest rate swaps as its strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the New Bank Credit Facility and the fixed interest rates on the Authority’s Senior Notes and Senior Subordinated Notes.

As of June 30, 2003, the Authority held no derivative instruments.

Item 4.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

The Authority maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Authority’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms, and that such information is accumulated and communicated to the Authority’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

As of June 30, 2003, the Authority carried out an evaluation, under the supervision and with the participation of the Authority’s management, including the Authority’s Chief Executive Officer and the Authority’s Chief Financial Officer, of the effectiveness of the design and operation of the Authority’s disclosure controls and procedures. Based on the foregoing evaluation, the Authority’s Chief Executive Officer and Chief Financial Officer concluded that the Authority’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K.

During the period covered by this report, the Authority filed the following reports on Form 8-K:

(1)	On April 21, 2003, the Authority filed a report on Form 8-K reporting information under Item 9 that the Authority had posted on its website its Slot Machine Statistical Report containing statistics relating to slot handle, slot win, slot hold percentage, contributions to the State of Connecticut and weighted average number of slot machines. The Slot Machine Statistical Report included gross slot machine statistics on a monthly basis for the six months ended March 31, 2003 and historical monthly statistics for fiscal year 2002.

(2)	On May 5, 2003, the Authority filed a report on Form 8-K reporting information under Item 9 announcing its operating results for the second quarter ended March 31, 2003.

(3)	On June 20, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 related to its commencement of a cash tender offer and a consent solicitation for any and all of its $300 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2009.

(4)	On June 27, 2003, the Authority filed a report on Form 8-K reporting information under Item 5 related to an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and the modification of certain of the terms of its cash tender offer and consent solicitation for its $300 million 8.75% Senior Subordinated Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 7, 2003	By:	/s/ MARK F. BROWN Mark F. Brown Chairman, Management Board

Date: August 7, 2003	By:	/s/ WILLIAM J. VELARDO William J. Velardo President and Chief Executive Officer

Date: August 7, 2003	By:	/s/ JEFFREY E. HARTMANN Jeffrey E. Hartmann, Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended on August 10, 2002 (filed as Exhibit 3.1 to the Authority’s Form 10-K for the fiscal year ended September 30, 2002, File No. 033-80655, filed with the SEC on December 19, 2002 (the “2002 Form 10-K”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, File No. 033-80655, filed with the SEC on February 29, 1996, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, File No. 033-80655, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, File No. 333-76753, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed herewith).

4.4	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.5	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4, and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.8	Second Supplemental Indenture, dated as of July 1, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description

4.9	Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.10	Senior Subordinated Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4, and incorporated by reference herein).

4.11	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 17, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.12	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed herewith).

4.13	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.14	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.15	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, File No. 333-84984, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.16	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

4.17	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.18	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

Exhibit No.	Description

4.19	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.20	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.21	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed herewith).

10.1	Amendment No. 1 to the senior secured bank credit facility, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed on July 1, 2003, and incorporated by reference herein).

10.2	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed herewith).

10.3	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).