Form 10-K
period 2003-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2003-12-16
CIK 1005276

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Title of Class

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Form 10-K to the “Authority” and the “Tribe” are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms “we,” “us” and “our” refer to the Authority.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can sometimes be identified by forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “except,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information in this Form 10-K, including the consolidated financial statements.

In addition to the risk factors described under “Part I. Item 1. Business—Risk Factors,” the following important factors could affect future results, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition in our existing market (including the legalization or expansion of gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island);

•	the financial performance of the Casino of the Earth, the Casino of the Sky, the hotel and the convention center;

•	our dependence on existing management;

•	local, regional, national or global economic conditions;

•	our leverage and ability to meet our debt service obligations;

•	an act of terrorism in the United States of America;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation or suspension of licenses required under gaming laws and regulations); and

•	the availability of financing for operations.

These factors and the other risk factors discussed in this Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. We cannot assure you that any projected results or events will be achieved. We do not have and do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

Overview

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior.

We were established on July 15, 1995, as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on the reservation of the Tribe. On October 12, 1996, we opened a casino known as Mohegan Sun. Our gaming operations are one of only two legally authorized gaming operations in New England offering traditional slot machines and table games.

Our mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382 and our telephone number is (860) 862-8000. Our website is located at www.mohegansun.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission, or SEC.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. We have recently completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the majority of an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002. Project Sunburst was substantially completed in June 2002.

As of September 30, 2003, Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines and 160 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three themed full-service fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge, and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

We formed the Mohegan Basketball Club, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Poker Operations

On September 2, 2003, we closed our poker operations for the purpose of adding approximately 260 slot machines. The cost of converting the existing poker room and acquiring the slot machines was estimated at $5.0 million and is being financed with cash generated from operations. The conversion was completed in November 2003.

Strategy

Our overall strategy is to profit from expanding demand in the gaming market in the northeastern United States. Mohegan Sun’s initial success has resulted primarily from guests living within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional success from guests living within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe the gaming market in the northeastern United States is strong. We have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at Mohegan Sun. We have recently completed Project Sunburst, a major expansion of Mohegan Sun, which included the addition of a luxury hotel, increased gaming and retail space, a convention center and an entertainment arena. With additional gaming capacity and the ability to capture a share of the overnight market, we believe Mohegan Sun’s market penetration will increase. We believe that Project Sunburst will create a long-term competitive advantage for Mohegan Sun in the gaming market in the northeastern United States. See “—Market and Competition from Other Gaming Operations.”

Market and Competition from Other Gaming Operations

Mohegan Sun and the Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan Sun, we believe that the gaming market in New England and the remaining northeastern United States remains underserved.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods. Foxwoods has been in operation for approximately twelve years and may have greater financial resources and more operating experience than us. In addition, for a number of years Foxwoods has offered several amenities that Mohegan Sun only recently began to offer to its guests, including hotel accommodations and convention center services. The Mohegan Sun approximately 1,200-room hotel was fully completed and opened in June 2002 and the 100,000 square foot convention center opened in April 2002.

As a result of the opening of our luxury hotel, we have broadened Mohegan Sun’s target market beyond day-trip customers, to include guests making overnight stays at the resort. Consequently, Mohegan Sun now competes with casinos in Atlantic City, New Jersey for customers and, to a lesser extent, gaming resorts such as those in the Bahamas and Las Vegas, Nevada. Many of these casinos and other resorts have greater resources and greater name recognition than Mohegan Sun.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York. In addition, other Indian tribes have announced potential casino projects, which if completed, will add significant casino and gaming space and hotel rooms to the northeastern United States market.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming laws pursuant to a compact with the state in which they operate or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in full-scale commercial casino gaming in the northeastern United States and in the number of individual groups seeking to gain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the northeastern United States. In addition, a number of states, including Maine, Massachusetts, Rhode Island and New York, have considered legalizing commercial casino gaming by non-Indians in one or more locations. Based upon an internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gambling operations will continue to increase in the near future.

The following is an assessment of the competitive prospects in Connecticut and the northeastern United States:

Connecticut

Currently, only the Tribe and the Mashantucket Pequot Tribe are authorized to conduct commercial casino gaming in Connecticut. As required by their individual Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the Mashantucket Pequot Tribe make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. Pursuant to the terms of an exclusivity clause in each MOU, the payments will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or, any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut (except those consented to by the Tribe and the Mashantucket Pequot Tribe).

In the spring of 2003, the Mashantucket Pequot Tribe announced a $99 million expansion. The expansion will include 120,000 square feet of additional gaming space to accommodate approximately 975 slot machines and 200 smoke-free bingo seats, a 2,100 car parking garage, 7,500 square feet of food and beverage outlets featuring a Hard Rock Cafe and 6,000 square feet of retail space. The project is expected to be completed in the summer of 2004. The tribe is also in the process of constructing two golf courses, including a golf academy, a 50,000 square foot clubhouse and golf villas. The golf courses are expected to be completed in the spring of 2005.

In June 2002, the Department of the Interior Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. The State of Connecticut and several other groups formally appealed the BIA’s recognition decision in October 2002 to a formal appeals board, the Department of the Interior Board of Indian Appeals, or IBIA. The IBIA is under no mandated or specific timetable to render a decision on this appeal. The Historic Eastern Pequot Tribe has announced its intention to develop a casino in southeastern Connecticut.

In addition, several other groups of individuals in Connecticut are seeking federal recognition as Indian tribes with the announced intent of establishing gaming operations in Connecticut. Some of these groups have publicized the existence of financial backers for the construction of gaming facilities. Currently, only three of these groups are actively being considered by the BIA:

•	Schaghticoke Tribe of Kent, Connecticut—On December 5, 2002, the BIA issued a preliminary determination rejecting the Schaghticoke Tribe’s petition for federal recognition. Although a specific timetable for a final determination has not been established, a final determination is expected in 2004.

•	Golden Hill Paugussett Tribe of Trumbull, Connecticut—On January 21, 2003, the BIA issued a preliminary determination rejecting the Golden Hill Paugusset Tribe’s petition for federal recognition. Although a specific timetable for a final determination has not been established, a final determination is expected no earlier than January 2004.

•	Hassanamisco Band of the Nipmuc Tribe—In October 2001, the BIA reversed the prior administration’s preliminary determination and rejected the Hassanamisco Band of the Nipmuc Tribe’s petition for federal recognition. The Nipmuc Tribe has submitted additional information in support of their petition. A final decision is expected in May 2004. Although officially based in Massachusetts, the Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition based upon a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive federal recognition, it would likely attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for construction of gaming facilities.

While the federal recognition process for the individual groups described above is proceeding, it is not clear if or when federal recognition will be achieved. Even upon gaining federal recognition, a tribe must, among other things, have land taken into trust by the federal government, negotiate a compact with the State of Connecticut, adopt a tribal gaming ordinance and negotiate a gaming management agreement (both of which must be approved by the National Indian Gaming Commission, or NIGC), obtain financing and construct a facility before gaming operations may commence.

Rhode Island

Two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, collectively offer approximately 3,280 video slot machines in Rhode Island. Lincoln Greyhound Park and Newport Grand Jai Alai have obtained approval from the Rhode Island Lottery Commission to offer up to a maximum amount of approximately 4,300 video slot machines in total.

In November 1994, Rhode Island voters defeated numerous local and statewide gaming referendums and passed a referendum, which requires that any new gaming proposals be approved in a statewide referendum. A commission appointed by the Rhode Island legislature recommended in the Spring 2003 that the state legislature authorize a statewide referendum to seek approval for one commercial casino gaming operation at a site to be determined at a later date. November 2004 is the earliest date that such a referendum would be placed on the ballot.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under the specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law via both a local and statewide referendum. While Rhode Island officials have rejected such efforts in the past, the Narragansett Tribe has announced that it will continue to pursue the development of a casino in West Warwick, Rhode Island with the financial backing of Harrah’s Entertainment, Inc. There are several pending federal recognition petitions from other Rhode Island groups, but none are being actively considered by the BIA for federal recognition. It is not clear if, or when, federal recognition for these groups will be achieved.

Massachusetts

In 2002, then acting Governor Jane M. Swift created a commission to study the effects of legalizing gambling in Massachusetts and directed the commission to issue a recommendation to the legislature by December 31, 2002. While the current Governor of Massachusetts, Mitt Romney, has indicated his willingness to consider proposals for gambling as a method to offset state budget deficits, the Massachusetts State House of Representatives rejected a bill authorizing various forms of commercial gambling during its Spring 2003 session. In November 2003, the Massachusetts State Senate postponed a vote on a plan to license two resort casinos as well as slot machine parlors at each of the State’s four racetracks.

The Wampanoag Tribe of Gay Head (Aquinnah) of Massachusetts, located on the island of Martha’s Vineyard, is currently the only federally recognized Indian tribe in Massachusetts. The Wampanoag Tribe has announced plans to open a high-stakes bingo facility in southeastern Massachusetts, and although no state compact would be required, significant hurdles, including local government approval, still remain. To date no such facility has been constructed. The Wampanoag Tribe also has proposed developing a casino in southeastern Massachusetts.

A separate band of the Nipmuc Tribe, the Chaubanagungamaug Band, also submitted a petition for federal recognition. The BIA made a preliminary determination to reject this petition in January 2001. After the preliminary determination, the Chaubanagungamaug Band had the opportunity to submit additional information in support of their petition and to respond to any third party comments. The Chaubanagungamaug Band has been informed that a final determination on its application for federal recognition would not occur until May 2004. If the Chaubanagungamaug Band were to receive federal recognition it would likely attempt to develop a casino in Massachusetts.

Recently, the United States Court of Appeals for the District of Columbia reversed a federal court order, which required the BIA to make a final determination on the Mashpee Tribe’s petition for federal recognition by December 2002. As a result, the BIA is not actively considering the Mashpee Tribe’s application for federal recognition and a specific timetable for a determination has not been established. A number of other petitions for federal recognition are pending in Massachusetts, but we believe potential recognition of these pending petitions is several years away, if at all.

New York

New York has six federally recognized tribes and Indian reservations in the central, northern and western part of the state. Three tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In October 2001, New York approved legislation allowing an expansion of casino gaming by Indian tribes that permitted as many as six additional gaming operations (including the Seneca Nation Casino) within the state. This legislation approved the use of traditional slot machines, rather than video slot machines, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. In addition to a Seneca Nation gaming operation in Niagara Falls, New York, and one under construction in Salamanca, New York, as many as one additional gaming operation may be operated by the Seneca Nation in western New York pursuant to a gaming compact negotiated with the governor of New York. The BIA recently took no formal stance on this gaming compact, which pursuant to IGRA, effectively approves the compact. The October 2001 legislation also authorizes the governor of New York to negotiate and execute tribal-state compacts for the remaining three gaming operations with yet to be determined tribes for sites in Ulster and Sullivan counties, New York. The development and management of these proposed Indian gaming projects are also contingent upon various other regulatory approvals, including receipt of approvals from the BIA, the NIGC and local planning and zoning boards.

The legislation discussed above also allows for the installation of Video Lottery Terminals, or VLTs (which operate on a pari-mutuel system as opposed to the traditional fixed odds reel-type machines operated by most casinos) at several racetracks in New York, including Aqueduct, Monticello, Yonkers, Finger Lakes Racetrack and Vernon Downs. Vernon Downs, Monticello and Finger Lakes Racetrack are situated within the secondary market of Mohegan Sun. Vernon Downs recently announced plans to install up to 1,100 VLTs and expand its property to include a new hotel, convention center and amphitheater. In addition, Monticello has recently announced plans to install up to 1,800 VLTs in the Spring 2004 and Finger Lakes Racetrack has announced plans to open an approximately 28,250 square foot gaming facility with 1,010 VLTs in February 2004.

Summarized below is the status of current and potential gaming operations by federally recognized tribes in the State of New York:

•	Oneida Nation—The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. We believe that Turning Stone Casino Resort currently has approximately 1,800 VLTs, approximately 110 table games and approximately 350 hotel rooms. The Oneida Nation has begun an approximately $308 million expansion effort at Turning Stone, which will include the addition of approximately 400 hotel rooms and suites and increase overall gaming space by approximately 30,000 square feet. The Oneida Nation will finance the expansion with a bank credit facility, bond financing and tax-exempt bonds. Turning Stone currently draws customers primarily from the Syracuse market.

Recent public news reports suggest that the Oneida Nation is negotiating a deal with the owner of the Concord Resort Hotel & Golf Club, located in the Catskill region of New York, regarding a project valued at approximately $1.5 billion. This project would include a $650 million casino and 1,100-room resort to be owned by the Oneida Nation and an $850 million development surrounding the casino and resort to be owned by Concord. The owner of the Concord resort has publicly acknowledged that Concord has engaged in conversations with the Oneida Nation, but both the owner and the Oneida Nation have refused to comment on the details of such conversations.

•

St. Regis Mohawk Tribe—The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York near the Canadian border in April 1999. We believe this casino has approximately 40 table games and approximately 300 VLTs. In April 2001, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corporation, a

Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in Sullivan County, New York. In November 2003, the tribe and Park Place Entertainment signed an amended management and development agreement that will govern the construction and operation of their planned resort to be located in Sullivan County.

On August 17, 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $500 million resort on Anawana Lake at Kutsher’s Resort and Country Club in the Catskills. This resort will include a 750-room hotel and 160,000 square feet of gaming space. On October 6, 2003, the BIA published a notice in the Federal Register of its intent to take 66 acres of land at this site into trust for the tribe pending review and approval of an environmental impact statement. The Mohawk Tribe and the governor of New York had reached an agreement on a MOU, which would have (1) established the terms of a gaming compact between the Mohawk Tribe and the state; (2) settled the Tribe’s land claims suit, (3) settled an ongoing dispute with respect to the taxation of tribal businesses and (4) authorized traditional slot machines at the tribe’s casino in Hogansburg, NY in exchange for a payment of part of the slot revenues to the state. The MOU is still subject to the approval of the state legislature and the membership of the Mohawk Tribe. The Mohawk Tribe has elected a new governing body since the agreement with the governor of New York on the MOU, and no date has been set for approval of the MOU. In October 2003, the newly elected Mohawk Tribal Council informed the governor of its intent to renegotiate the MOU, therefore, we believe the approval process of the Mohawk Tribe’s Sullivan County casino will be delayed.

•	Seneca Nation—As discussed above, the Seneca Nation has reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to operate three casinos. The United States Department of the Interior recently effectively approved this gaming compact. The Seneca Nation opened one of these three casinos in Niagara Falls in December 2002, in accordance with certain provisions of IGRA that allow gaming on Seneca aboriginal tribal lands. This casino offers full-scale gaming similar to that offered at Mohegan Sun, however, we do not draw a significant number of customers from the Niagara Falls market. We believe that the Niagara Falls facility has approximately 2,600 slot machines and approximately 90 table games. The Seneca Nation began construction of a second facility in November 2003 on their reservation in Salamanca, New York. A proposed 125,000 square foot temporary facility is expected to open in March 2004 and construction of a permanent facility to begin in mid-2004. The remaining Seneca casino is contingent upon other various regulatory approvals, including receipt of approvals from the NIGC and local planning and zoning boards. Possible future gaming locations for this gaming casino include sites in or near Buffalo, New York and sites on the Seneca reservation in Vandalia and Gowanda, New York.

In addition, recent public news reports state that the owner of the Concord Resort Hotel & Golf Club, who have had discussions with the Oneida Nation of New York, have also had preliminary discussions with representatives of the Seneca Nation regarding the development of a casino operation at the Concord resort.

•	Stockbridge-Munsee Community of Mohican Indians of Wisconsin—The Stockbridge-Munsee Community of Mohican Indians of Wisconsin is considering opening a casino in Sullivan County, New York, in connection with the settlement of litigation regarding a Stockbridge-Munsee land claim in Madison County, New York. In addition, a federal court judge recently lifted a stay, effective December 12, 2003, on a land claim suit which, if successful, may allow the Stockbridge-Munsee Tribe to proceed with their attempt to acquire land in New York and have that land placed into trust. The Stockbridge-Munsee Tribe has also acquired 125 acres of land in Sullivan County. Trading Cove Associates, or TCA, the entity responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst, has announced its intention to provide financial backing for this group. Any project is contingent upon various regulatory approvals, including negotiation of a gaming compact with the Governor of New York and receipt of approvals from the BIA, the NIGC and local planning and zoning boards.

•	Cayuga Indian Nation—The Cayuga Indian Nation recently announced that it has signed agreements with Empire Resorts, formerly Alpha Hospitality, to develop a $500 million casino at Monticello Raceway. The Cayuga Nation has filed an application with the BIA to have 30 acres of land taken into trust. It has been reported, however, that the Cayuga Nation and Empire Resorts intend to begin construction without BIA approval of such application. The Cayuga Nation has not yet reached an agreement with Sullivan County, which will be necessary for construction to proceed. According to reports, the tribe has begun preliminary talks with the Governor to negotiate a gaming compact. Recent public news reports state that the tribe has offered to pay a portion of its slot revenue to the state in exchange for the compact, however, the tribe has proposed retaining a portion of the payment due the state for a period of time to settle the tribe’s land claim suit.

•	Shinnecock Tribe—The Shinnecock Tribe has announced it intends to construct an approximately 65,000 square-foot commercial casino gaming facility on its reservation near the Hamptons in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive federal recognition. The Shinnecock Tribe has a pending federal recognition petition, but the BIA is not actively considering the petition. A federal district court recently ordered the Shinnecock Tribe to halt all construction for at least 18 months while the BIA reviews the tribe’s application for federal recognition. Recent public news reports state that the tribe will appeal the court’s decision.

Other tribes, including but not limited to the Oneida Tribe of Wisconsin and the Seneca-Cayuga Tribe of Oklahoma, are also attempting to develop various forms of gaming operations in the state of New York. In addition, there are several pending federal recognition petitions from other New York groups, but none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating “cruises to nowhere” out of the New York City and Long Island, New York areas in January 1998. To date, New York has not prohibited gambling boat operations and only a small number of operators have applied for licenses for offshore gambling cruises. These “cruises to nowhere,” during which casino gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Due to the difference in the gaming experience, we do not believe that the “cruises to nowhere” are significant competition to Mohegan Sun.

New Jersey

In the state of New Jersey, Mohegan Sun primarily competes for overnight customers with casinos located in Atlantic City. The Atlantic City gaming market currently consists of twelve casino properties, with a total of approximately 14,000 hotel rooms and 1.4 million square feet of gaming space, containing approximately 42,000 slot machines and 1,300 table games. These properties include the Borgata, a casino resort complex completed in the summer of 2003 and the first new casino in Atlantic City in 13 years. The property features a 40 story hotel with approximately 2,000 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues.

Several proposed developments and expansions of casino hotel, retail and entertainment space have also commenced in Atlantic City. Some of these projects are listed below:

•	In April 2002, Aztar Corporation began an expansion of its Tropicana Atlantic City property to include an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex. It is anticipated that the project will be completed in 2004.

•	In December 2002, Park Place Entertainment, Inc. began renovating space adjacent to its Caesars casino property into an upscale retail and entertainment monopoly-themed complex. It is anticipated that the project will be completed in the spring of 2004.

•	In September 2002, Resorts Atlantic City commenced replacing one of its hotel towers with a new 459-room hotel tower, which is expected to be completed in the first quarter of 2004.

In addition, the state legislature has considered adding slot machines or VLTs at the state racetracks. There are no federally recognized Indian tribes in the state and no petitions for recognition are being actively considered by the BIA.

Maine

There are no casinos allowed in Maine other than at least one cruise boat that operates out of Maine and provides gambling operations on board. There are four federally recognized tribes in Maine, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town, in east central Maine. The Penobscot Tribe and the Passamaquoddy Tribe are attempting to gain approval for full-scale casino operations at various locations in Maine; however, to date, these efforts have been unsuccessful. None of the other federally recognized tribes in Maine have negotiated a tribal-state compact or otherwise taken significant steps of developing casino operations.

The Penobscot Tribe and the Passamaquoddy Tribe were successful in getting a referendum on the November 2003 ballot so that the voters would be permitted to vote on whether the state should permit one commercial casino gaming operation to be run by the tribes. This referendum was rejected by the voters. In the same election, Maine voters approved a referendum to permit slot machines at the state’s two racetracks. However, the approval is still subject to the approval of a local referendum permitting the slot machines. This bill was approved in June 2003 in Bangor, one of the host towns, however, the bill was rejected in Scarborough, the remaining host town in November 2003. It has been reported that Capital Seven, a company owned by Las Vegas developer Shawn Scott, has broken ground on a slot facility at Bangor Historic Raceway and Capital Seven anticipates that slots may be open in January 2004. Recently, Penn National Gaming, Inc. has entered into an agreement with Scarborough Downs to help the company open a new facility at a new location with slots. The towns of Westbrook and Saco, in southern Maine, have scheduled votes on expanded gaming for December 30, 2003.

New Hampshire

There are no casinos allowed in New Hampshire and no significant initiatives currently underway to legalize commercial casino gaming. The Governor of New Hampshire has recently proposed placing 3,750 VLTs at existing racetracks in the state. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

Vermont

There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow commercial casino gaming. There are no federally recognized tribes in Vermont, but a petition for federal recognition is pending from the St. Francis/Sokoki Band of Abenakis in Swanton. We believe any approval of this petition is still several years away.

Mohegan Tribe of Indians of Connecticut

General

The Tribe became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,600 members and approximately 960 adult voting members. Although it only recently received federal recognition, the Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to Operation Iraqi Freedom. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders, whose respective terms expire in October 2005 and 2004, respectively. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council will be elected on a staggered term basis. Effective with the next election for the Council of Elders in 2004, three elected members of the Council of Elders shall serve two-year terms and four elected members of the Council of Elders shall serve four-year terms. Similarly, effective with the next Tribal Council election in 2005, four elected Tribal Council members shall serve two-year terms and five elected Tribal Council members shall serve four-year terms. Thereafter, elected members of both the Council of Elders and the Tribal Council shall serve four-year terms. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council are the same individuals who serve on our Management Board.

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

The Tribe may amend the provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Tribal Council and must be ratified by a vote of a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, a certain provision of the Tribe’s Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe’s Constitution, except those matters related to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.

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

The Gaming Disputes Court has jurisdiction over all disputes or controversies related to gaming between any person or entity and us, the Tribe or TCA, who managed Mohegan Sun from its inception until December 31, 1999. The Gaming Disputes Court also has jurisdiction over all disputes arising out of our regulatory powers, including licensing actions. The Tribe has adopted the substantive law of the State of Connecticut as the applicable law of the Gaming Disputes Court to the extent that such law is not in conflict with Mohegan Tribal Law. Also, the Tribe has adopted all of Connecticut’s rules of civil and appellate procedure and professional and judicial conduct to govern the Gaming Disputes Court.

Judges of the Gaming Disputes Court are chosen by the Tribal Council from a publicly available list of eligible retired federal judges and Connecticut Attorney Trial Referees, who are appointed by the Chief Justice of the Connecticut Supreme Court, each of whom must remain licensed to practice law in the State of Connecticut.

Judges are selected sequentially as cases are filed with the clerk of the Gaming Disputes Court. The Chief Judge of the Gaming Disputes Court, who serves as the Gaming Disputes Court’s administrative superintendent, is chosen by the Tribal Council from the list of eligible judges and serves a five-year term. The remaining judges may serve an unlimited term on the bench. Judges of the Gaming Disputes Court are subject to discipline and removal for cause pursuant to the rules of the Gaming Disputes Court. The Chief Judge is vested with the sole authority to revise the rules of the Gaming Disputes Court. Judges are compensated by the Tribe at an agreed rate of pay commensurate with their duties and responsibilities. Such rate cannot be diminished during a judge’s tenure.

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 53. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

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

Thomas B. Wilson, Judge. Age: 63. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Mohegan Tribal Gaming Authority

The Tribe established us in July 1995 with the exclusive power to conduct and regulate gaming activities on tribal lands for the Tribe. We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. See “—Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors and Executive Officers of the Registrant.”

We have two major functions. The first function is to direct the operation, management and promotion of gaming enterprises on tribal lands and all related activities. The second major function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees as well as vendors seeking to provide gaming products or services within the casino.

Government Regulation

General

We are subject to special federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, we are subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this particular regulatory environment is more susceptible to changes in public policy considerations than others, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “—Risk Factors.”

Tribal Law and Legal Systems

Applicability of State and Federal Law

Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of this tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on tribal lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

Absent the consent of the Tribe or action of the United States Congress, the laws of the State of Connecticut do not apply to us or the Tribe. Under the federal law that recognizes the Tribe, the Tribe consented to, among other things, the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.

Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies

Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which would otherwise have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.

In connection with most of our contractual arrangements, including our outstanding indebtedness, we, the Tribe and MBC agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. 1302 (or any successor statute).

The Indian Gaming Regulatory Act of 1988

Regulatory Authority

The operation of casinos and of all gaming on Indian land is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the BIA. The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the State of Connecticut under the Mohegan Compact and under the federal law that recognizes the Tribe.

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2003, we believe we were in material compliance with the MICS.

Tribal Ordinances

Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe’s ordinances and regulations regarding gaming.

IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to (1) the ownership, security, personnel background, record keeping and auditing of a tribe’s gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.

Classes of Gaming

IGRA classifies games that may be conducted on Indian lands into three categories. “Class I Gaming” includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. “Class II Gaming” includes bingo, pull-tabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. “Class III Gaming” includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called “table games” (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

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

IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III gaming may be conducted on Indian lands. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement of both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact which authorizes the Tribe to conduct most forms of Class III Gaming.

Tribal-state compacts have been the subject of litigation in a number of states, including, but not limited to, Alabama, California, Florida, Kansas, Michigan, Mississippi, New Mexico, New York, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin. Tribes frequently seek to enforce the constitutionality of the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The United States Supreme Court resolved this issue by holding that the Indian Commerce Clause does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.

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

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. The Connecticut Attorney General has issued a formal opinion, which states that “existing [state] statutes provide the Governor with the authority to negotiate and execute the . . . [Mohegan] Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut Legislature passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

Possible Changes in Federal Law

Several bills have been introduced in the United States Congress, which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming.

Material Agreements

The following is a summary of the material terms of several of our and the Tribe’s material agreements. This summary does not restate these agreements in their entirety. We urge you to read these agreements because they, and not these summaries, define our rights and obligations and the rights and obligations of the Tribe. Copies of these agreements are included as exhibits to this Form 10-K.

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the Mashantucket Pequot Tribe in Connecticut and provide, among other things, as follows:

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

(4) All gaming employees must obtain and maintain a gaming employee license issued by the State of Connecticut gaming agency.

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

In May 1994, the Tribe and the State of Connecticut entered into a MOU which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The slot win contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operations consented to by the Tribe and the Mashantucket Pequot Tribe.

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville entered into an agreement whereby the Tribe agreed to pay to the town a recurring annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the town’s water system. The Tribe assigned its rights and obligations in the agreement with the Town of Montville to us. As of September 30, 2002, we fulfilled the obligation to make a one-time payment of $3.0 million for improvements to the municipal water system, which has been included in other assets within the accompanying consolidated balance sheets beginning on page F-1 of this Form 10-K and is being amortized over 40 years.

Land Lease from the Tribe to the Authority

Mohegan Sun is located upon land that is held in trust for the Tribe by the United States. We entered into a land lease with the Tribe under which the Tribe leases to us the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on, and became effective as of, September 29, 1995. Summarized below are several key provisions of this lease. See also “Item 2. Properties.”

Term

The term of the lease is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period. Upon the termination of the lease, we will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

Rent and Other Operating Expenses

We are required to pay to the Tribe a nominal annual rental fee. For any period when the Tribe or another agency or instrumentality of the Tribe is not the tenant under the lease, the rent will be eight percent of the tenant’s gross revenues from the premises. We are responsible for the payment of all costs of owning, operating, constructing, maintaining, repairing, replacing and insuring the leased property.

Use of Leased Property

We may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by us may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on our interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the leased property may not conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgages

We may not mortgage, pledge or otherwise encumber our leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing our obligations under the new credit facility granted by us that provides, among other things, that (1) the Tribe will have the right to notice of, and to cure, any default by us, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided in the lease, each holder of a permitted mortgage has the right to notice of any default by us under the lease and the opportunity to cure such default within any applicable cure period

Default Remedies

We will be in default under the lease if, subject to the notice provisions, we fail to make lease payments or to comply with our covenants under the lease or if we pledge, encumber or convey our interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the United States Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not (1) terminate the lease or our right to possession of the leased property, (2) exercise any right of re-entry, (3) take possession of and/or relet the leased property or any portion thereof or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

Priority Distribution Agreement with the Tribe

On August 1, 2001, we entered into a priority distribution agreement with the Tribe, which obligates us to make monthly payments to the Tribe to the extent of our net cash flows, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, also clarifies and records the terms pursuant to which we made such payments to the Tribe prior to the effective date of the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligation to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the new credit facility. See “Certain Indebtedness—New Credit Facility.” The monthly payments under the priority distribution agreement are our limited obligations payable only to the extent of our net cash flows and are not secured by a lien or encumbrance on any of our assets or property.

Development Agreement with Trading Cove Associates

On February 7, 1998, we entered into a development services agreement with TCA. Under the development agreement, TCA is responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst. TCA acts as our representative in connection with construction contracts that we approve. Specifically, TCA oversees all persons performing work on the expansion site, inspects the progress of construction, determines completion dates and reviews contractor payment requests submitted to us. The development agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

Retail Facilities

As permitted by the development agreement, we elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. We chose the Gordon Group Holdings, Ltd. as the retail consultant for the retail portion of the expansion. This work was under the overall supervision of TCA.

Payment of the Development Fee

Under the development agreement, we are required to pay TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the development agreement, on January 15, 2000, we began paying the development fee to TCA on a quarterly basis, based upon the incremental completion as of each payment date. As of September 30, 2003, we had incurred $14.0 million related to the TCA development fees, of which $13.9 million has been paid.

Termination and Disputes

The development agreement terminates upon the earlier of (a) completion of Project Sunburst or (b) February 7, 2008. In addition, each party has the right to terminate the development agreement if there is a material default or failure to perform a material duty or obligation by the other party. The parties must submit disputes arising under the development agreement to arbitration and have agreed that an arbitrator may not award punitive damages to either party. We also waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the development agreement.

Relinquishment Agreement with Trading Cove Associates

General

In February 1998, we entered into the relinquishment agreement with TCA, under which we and TCA agreed to terminate the management agreement with TCA. This termination occurred on December 31, 1999. On January 1, 2000, we assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, we agreed to pay to TCA five percent of revenues, as defined in the relinquishment agreement, generated by Mohegan Sun during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

Relinquishment Payments

The payments under the relinquishment agreement are divided into senior relinquishment payments and junior relinquishment payments, each of which are 2.5% of revenues (as defined in the relinquishment agreement). Senior relinquishment payments are payable quarterly in arrears and commenced on April 25, 2000 and the junior relinquishment payments are payable semi-annually in arrears and commenced on July 25, 2000. Under the relinquishment agreement, revenues are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the Mohegan Sun Arena and convention center and all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires) and proceeds of business interruption insurance.

Subordination of Relinquishment Payments/Priority Distribution to the Tribe

The relinquishment agreement provides that each of the senior and junior relinquishment payments are subordinated in right to payment of senior secured obligations, which includes the new credit facility and capital lease obligations, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations, including our senior notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

Trademarks

In connection with the relinquishment agreement, TCA granted to us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights including the “Mohegan Sun” name, used at or developed for Mohegan Sun. We agreed, however, that we will only use the word “Sun” in conjunction with Mohegan Sun and Project Sunburst facilities and together with “Mohegan” or “Mohegan Tribe.” We have capitalized $130.0 million of the relinquishment liability in connection with the trademark value of the Mohegan Sun brand name.

Certain Indebtedness

The following is a summary of the material terms of several of our material debt obligations. This summary does not restate in entirety the terms of the agreements under which we incurred the indebtedness. We urge you to read these agreements because they, and not these summaries, define our rights and obligations, and, in some cases, those of the Tribe. These agreements are included as exhibits to this Form 10-K.

New Credit Facility

On March 25, 2003, we entered into an Amended and Restated Loan Agreement, or the new credit facility, for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The new credit facility replaces the old credit facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on June 30, 2008. We may seek to increase the size of the new credit facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes $350,000 available under letters of credit. As of September 30, 2003, no amounts were drawn under letters of credit. Pursuant to the terms of the new credit facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. We had approximately $224.7 million available for borrowing under the new credit facility as of September 30, 2003.

The new credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements, which comprise Mohegan Sun. In addition, our obligations under the new credit facility are guaranteed by MBC. The new credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The new credit facility includes other covenants by the Tribe and us of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the new credit facility include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit us from selling or disposing of our assets, limit the incurrence by us of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2003, we and the Tribe were in compliance with all of our and their respective covenant requirements in the new credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month LIBOR, plus in either case, the applicable spread, which is based on our Total Leverage Ratio, as defined in the new credit facility, at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate and the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of September 30, 2003, we had no base rate loans.

The initial advances under the new credit facility were LIBOR based advances and were comprised of the full $100.0 million term loan and advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to pay off $251.0 million of outstanding indebtedness under the old credit facility. Outstanding advances are based on one-month LIBOR plus the applicable spread. As of September 30, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

In June 2003, we received the requisite consent of our lenders for Amendment No. 1 to the new credit facility. The amendment permitted, among other things, the repurchase of all or any portion of our outstanding indebtedness under the 1999 senior subordinated notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which premium and costs, in the aggregate, may not exceed $35.0 million.

Senior Notes

On March 3, 1999, we issued $200.0 million senior notes with fixed interest payable at a rate of 8 1/8% per annum. Interest on the senior notes is payable semi-annually on January 1 and July 1. The senior notes mature on January 1, 2006. The senior notes are our uncollateralized general obligations and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness. Borrowings under the new credit facility and other capital lease obligations are collateralized by first priority liens on substantially all of our assets. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the senior notes. The senior notes rank equally in right of payment with 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the 1999 senior subordinated notes, the 2001 senior subordinated notes, the 2002 senior subordinated notes and the 2003 senior subordinated notes. MBC is guarantor of the senior notes.

1999 Senior Subordinated Notes

On March 3, 1999, we issued $300.0 million senior subordinated notes with fixed interest payable at a rate of 8 3/4% per annum. Interest on the 1999 senior subordinated notes is payable semi-annually on January 1 and July 1. The 1999 senior subordinated notes mature on January 1, 2009. The 1999 senior subordinated notes are our uncollateralized general obligations and are subordinated to the new credit facility, the senior notes and in a liquidation, bankruptcy or similar proceeding 50% of our payment obligations under the relinquishment agreement, that are then due and owing. The 1999 senior subordinated notes rank equally with the remaining 50% of our payment obligations under the relinquishment agreement, that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes and the 2003 senior subordinated notes. MBC is a guarantor of the 1999 senior subordinated notes.

On June 19, 2003, we commenced a cash tender offer and consent solicitation to repurchase all of our outstanding 1999 senior subordinated notes, at a price of 107.75% of the principal amount tendered. As part of the tender offer, we received consent to certain proposed amendments to the indenture governing the 1999 senior subordinated notes. The tender offer expired on July 17, 2003. The aggregate amount paid for the tendered 1999 senior subordinated notes was $302.5 million, representing an original principal amount tendered of $280.3 million. This amount included a tender and consent solicitation premium of $21.7 million and accrued interest of $545,000. An aggregate principal amount of $14.5 million of the 1999 senior subordinated notes remaining after the tender offer were repurchased in a separate transaction at a price of 107.75% of the principal amount, resulting in a total payment of $15.7 million, including a premium payment of $1.1 million and accrued interest of $99,000. An aggregate principal amount of $5.2 million of the 1999 senior subordinated notes remained outstanding as of September 30, 2003.

2001 Senior Subordinated Notes

On July 26, 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8 3/8% per annum. Interest on the 2001 senior subordinated notes is payable semi-annually on January 1 and July 1. The 2001 senior subordinated notes mature on July 1, 2011. The first call date for the 2001 senior subordinated notes is July 1, 2006. The 2001 senior subordinated notes are our uncollateralized general obligations and are subordinated to the new credit facility, the senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes rank equally with the 1999 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2001 senior subordinated notes.

2002 Senior Subordinated Notes

On February 20, 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8% per annum. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1 and October 1. The 2002 senior subordinated notes mature on April 1, 2012. The first call date for the 2002 senior subordinated notes is April 1, 2007. The 2002 senior subordinated notes are our uncollateralized general obligations and are subordinated to the new credit facility, the senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes rank equally with the 1999 senior subordinated notes, the 2001 senior subordinated notes, the 2003 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2002 senior subordinated notes.

2003 Senior Subordinated Notes

On July 9, 2003, we issued $330.0 million senior subordinated notes with fixed interest payable at a rate of 6 3/8% per annum. Substantially all of the proceeds from this financing were used to repurchase an aggregate principal amount of $294.8 million of our outstanding 1999 senior subordinated notes and to pay fees and expenses associated with the issuance. The balance will be used in January 2004 on the first call date to redeem the remaining 1999 senior subordinated notes. Interest on the 2003 senior subordinated notes is payable semi-annually on January 15 and July 15, with the first interest payment scheduled for January 15, 2004. The 2003 senior subordinated notes mature on July 15, 2009. The 2003 senior subordinated notes are our uncollateralized general obligations and are subordinated to the new credit facility, the senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2003 senior subordinated notes rank equally with the remaining 1999 senior subordinated notes, the 2001 senior subordinated notes, the 2002 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2003 senior subordinated notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants that we and the Tribe must comply with. The financial covenants include the limitation of restricted payments and the incurrence of indebtedness, while the non-financial covenants relate to reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2003, both we and the Tribe were in compliance with all of our and their respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

On January 28, 2003, we and MBC entered into a membership agreement with WNBA, LLC. The membership agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the membership agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced by us) and issued a promissory note to the WNBA, which we refer to as the WNBA Note, for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. We guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, are required to be paid on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date.

Line of Credit

On June 27, 2003, we entered into a new $25.0 million revolving loan agreement with Fleet National Bank, or the line of credit. At our option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in June 2004. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new credit facility. As of September 30, 2003, we were in compliance with all covenant requirements in the line of credit. As of September 30, 2003, no amounts were outstanding under the line of credit.

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

We are not currently incurring, and did not incur in the fiscal years 2003, 2002 and 2001, any material costs related to compliance with environmental requirements with respect to the site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Employees and Labor Relations

As of September 30, 2003, Mohegan Sun employed approximately 9,400 full-time employees, and 1,700 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and their spouses and children) and then to enrolled members of other federally recognized Indian tribes. See “Part III. Item 13. Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

Risk Factors

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. Refer also to “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Form 10-K.

Risks Related to Our Business

Our substantial indebtedness could affect adversely our financial health.

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2003, we had outstanding long-term debt totaling $1.10 billion. In addition, we had borrowing capacity under the new credit facility of up to $391.0 million, of which $166.0 million was outstanding as of September 30, 2003.

Our substantial indebtedness could have important consequences to you and significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors that have less debt, thereby hurting our results of operations and ability to meet our debt service obligations with respect to our outstanding indebtedness; and

•	limit, along with the financial and other restrictive covenants in our outstanding indebtedness, the ability to borrow additional funds.

Mohegan Sun’s failure to generate sufficient cash flows could prevent us from fulfilling our debt service obligations.

We rely on revenues from the gaming operations of Mohegan Sun to meet our debt service obligations. Our financial condition and operations are subject to many financial, economic, political, competitive and regulatory factors beyond our control. If Mohegan Sun is unable to generate sufficient cash flows, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. We could be required to reduce or delay planned capital expenditures, dispose of some of our assets and/or seek to restructure some or all of our debt. We cannot assure you that any of these alternatives could be effected on satisfactory terms, if at all, and if effected that way, would not have a material adverse effect on our operations.

If we are not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming laws pursuant to a compact with the state in which they operate or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in full-scale commercial casino gaming in the northeastern United States and in the number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the northeastern United States. In addition, a number of states, including Maine, Massachusetts, Rhode Island and New York, have considered legalizing commercial casino gaming by non-Indians in one or more locations. Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gambling operations will continue to increase in the near future.

We are unable to predict whether any of the efforts by other federally recognized Indian tribes and individual groups attempting to gain federal recognition as Indian tribes will be successful towards establishing commercial casino gaming operations. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our obligations.

Since the completion of the Project Sunburst expansion in June 2002, including our approximately 1,200-room luxury hotel, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey and, to a lesser extent, gaming resorts such as those in the Bahamas and Las Vegas, Nevada. Many of these casinos and other resorts have greater resources and greater name recognition than Mohegan Sun.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods, operated by the Mashantucket Pequot Tribe. Foxwoods is approximately 10 miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately twelve years and may have greater financial resources and greater operating experience than us or the Tribe. In addition, for a number of years Foxwoods has offered several amenities that Mohegan Sun only recently began to offer to its guests, including hotel accommodations and a convention center. Mohegan Sun offers an approximately 1,200-room hotel that was fully completed and opened in June 2002 and a 100,000 square foot convention center that opened in April 2002.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York. In New York, there are six federally recognized tribes and Indian reservations in the central, northern and western part of the state. In addition, other Indian tribes have announced potential casino projects, which, if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. Three tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming.

In October 2001, New York approved legislation allowing an expansion of casino gaming by Indian tribes that permitted as many as six additional gaming operations (including the Seneca Nation Casino) within the state. The Seneca Nation opened one of these additional operations in December 2002 in Niagara Falls, New York. In addition to the gaming operation in Niagara Falls, New York, as many as two of these additional gaming operations may be operated by the Seneca Nation in western New York pursuant to a gaming compact negotiated with the governor of New York. The Seneca Nation began construction of a second facility in November 2003 on its reservation in Salamanca, New York. A proposed 125,000 square foot temporary facility is expected to open in March 2004 and construction of a permanent facility to begin in mid-2004. The development and management of these proposed Indian gaming projects also are contingent upon various other regulatory approvals, including receipt of approvals from the BIA, the NIGC, and local planning and zoning boards.

The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. The Oneida Nation has begun an approximately $308 million expansion effort at Turning Stone, which will include the addition of approximately 400 hotel rooms and suites and increase overall gaming space by approximately 30,000 square feet.

The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York near the Canadian border in April 1999. In April 2001, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corporation, a Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in Sullivan County, New York. In November 2003, the tribe and Park Place Entertainment signed an amended management and development agreement that will govern the construction and operation of their planned resort to be located in Sullivan County. On August 17, 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $500 million resort on Anawana Lake at Kutsher’s Resort and Country Club in the Catskills. On October 6, 2003, the BIA published a notice in the Federal Register of its intent to take 66 acres of land at this site into trust for the tribe pending review and approval of an environmental impact statement. Also, as a result of an ongoing renegotiation between the St. Regis Mohawk Tribe and the governor of New York, we believe the approval process for a MOU will be delayed.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum.

In Connecticut, the Historic Eastern Pequot Tribe was granted federal recognition by the BIA, and has announced its intention to develop a casino in southeastern Connecticut. In addition, other groups of individuals in Connecticut are seeking federal recognition as Indian tribes with the announced intention of establishing gaming operations in Connecticut. Some of these groups have publicized the existence of financial backers for the future construction of gaming facilities. Only three groups, however, have federal recognition petitions actively under consideration by the BIA. Even upon gaining federal recognition, a tribe must, among other things, have land taken into trust by the federal government, negotiate a compact with the State of Connecticut, adopt a tribal gaming ordinance, negotiate a gaming management agreement, obtain financing and construct a facility before gaming operations may commence.

Several other states in New England have considered the legalization of full-scale commercial casino gaming by Indian tribes and non-Indians. In Rhode Island, the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 3,280 video slot machines with additional machines approved by the State. In Massachusetts, the legislature has not authorized commercial gambling; however, several groups of individuals in Massachusetts are seeking federal recognition as Indian tribes with the announced intention of establishing gaming operations in Massachusetts. In Maine, casinos are prohibited other than at least one cruise boat that operates out of Maine and provides gambling operations on board. However, as approved by Maine voters, construction of a slot facility at Bangor Historical Raceway has commenced and it is anticipated to be open in January 2004.

Your ability to enforce your rights against us is limited by the sovereign immunity of the Tribe, MBC, and us.

Although we, the Tribe, and MBC each have sovereign immunity and may not be sued without our and their respective consents, we, the Tribe, and MBC each have granted a limited waiver of sovereign immunity and consent to suit in connection with some of our outstanding indebtedness. Such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that such waiver of sovereign immunity by us, the Tribe, and MBC is held to be ineffective, an investor in us could be precluded from judicially enforcing their rights and remedies. With limited exceptions, we, the Tribe, and MBC have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an investor may not have any remedy against us, the Tribe, or MBC for violations of federal securities laws.

Disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law, and state courts may not exercise jurisdiction over disputes arising on the Mohegan reservation. In addition, the Tribe’s Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no federal or state court forum with respect to a dispute.

The Tribe’s Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by the Tribe’s registered voters to impair the obligation of such contracts.

Rights as a creditor are limited to the assets of us and MBC.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of MBC, and would not encompass the assets of the Tribe or its other affiliates.

We, the Tribe, and MBC may not be subject to the federal bankruptcy laws, which could impair the ability of our creditors to be repaid from the sale of our assets if we are unwilling or unable to meet our debt service obligations.

We, the Tribe, and MBC may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, a forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently no guiding precedents for the interpretation of Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which the casino facility is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land.

Restrictions in the new credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.

The new credit facility and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make certain investments;

•	use assets as security in other transactions;

•	sell certain assets or merge with or into another person;

•	grant liens;

•	make capital expenditures; and

•	enter into transactions with affiliates.

The new credit facility also requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined in the new credit facility. If these ratios are not maintained or are exceeded, as applicable, it may be impossible for us to borrow additional funds to meet our obligations.

These restrictions may reduce our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general and thereby hurt our results of operations and our ability to meet our debt service obligations.

Additionally, our failure to comply with covenants in our debt instruments could result in an event of default which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of all then-outstanding amounts of such debt and an inability to make debt service payment.

Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our debt service obligations.

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA five percent of the revenues generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2003, we paid $62.9 million in relinquishment payments. Of the $62.9 million in relinquishment payments, $28.6 million represents principal amount and the remaining $34.3 million is payment for the accretion of interest.

This obligation consumes a significant portion of our operating cash flows that might otherwise be available to reduce indebtedness, fund working capital, capital expenditures and other general operating requirements. As a result, our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general is reduced. This may place us at a disadvantage compared to our competitors that do not have such an obligation and thereby hurt our results of operations and our ability to meet our debt service obligations. The relinquishment agreement also contains operating and financial restrictions similar to those contained in the new credit facility and the indentures that govern our long-term debt obligations.

A downturn in the regional economy could impact negatively our financial performance.

Ninety-five percent of Mohegan Sun’s patrons arrive via automobile and are assumed to work or live in the northeastern United States. Moderate or severe economic downturns or adverse conditions in the northeastern United States may affect negatively our financial performance. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities that we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may affect adversely consumer spending in our gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn. Accordingly, our business, assets, financial condition and results of operations could be affected adversely if the regional economic conditions weaken.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenue and operating results that could affect adversely our cash flows.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between May and August. Similarly, the heaviest gaming activity has occurred at Mohegan Sun between May and August. As a result of this seasonal fluctuation, we likely will continue to experience seasonal variation in our quarterly revenue and operating results that could result in decreased cash flows during periods in which gaming activity is relatively low. These variations in quarterly revenue and operating results could affect adversely our overall financial condition.

Negative conditions affecting, and the seasonal nature of, the lodging industry may have an adverse affect on our revenue and cash flows.

We depend on the revenue generated from the hotel, together with the revenue generated from the other portions of Mohegan Sun, to meet our debt obligations and fund our operations. Revenue generated from the operation of the hotel is subject to conditions affecting the lodging industry in general, and, as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the local, regional or national economic climate;

•	changes in local conditions such as an oversupply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of our hotel to consumers and competition from comparable hotels;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	the periodic need to repair and renovate the hotel.

Adverse changes in these conditions could affect adversely our hotel’s profitability and, hence, our financial performance.

In addition, the hotel industry is seasonal in nature, which means that our hotel may experience a decrease in the number of guests and amount of revenue during particular periods during the year where there is limited travel. As a result, our hotel’s revenues may not be stable throughout the year and may cause our cash flows to be affected adversely during these periods.

The loss of a key management member could have a material adverse effect on Mohegan Sun.

Mohegan Sun’s success depends in large part on the continued service of key management personnel, particularly William J. Velardo, our President and Chief Executive Officer, Mitchell Grossinger Etess, our Executive Vice President of Marketing and Jeffrey E. Hartmann, our Executive Vice President, Finance and Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel currently are retained pursuant to five-year employment agreements which expire on December 31, 2004.

We may be subject to material environmental liability as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

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

Any of the above could have a material adverse effect upon our future operating results and ability to meet our debt service obligations.

Risks Related to the Indian Gaming Industry

Gaming is a highly regulated industry and changes in the law could have a material adverse effect on the Tribe’s and our ability to conduct gaming, and thus on our ability to meet our debt service obligations.

Gaming on the Tribe’s reservation is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, and agencies of the State of Connecticut, such as the Department of Revenue Services’ Division of Special Revenue, the State Police and the Department of Consumer Protection’s Division of Liquor Control. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted by us and the revenues realized therefrom.

Currently, the operation of all gaming on Indian lands is subject to IGRA. Over the past several years, legislation has been introduced in the United States Congress with the intent of modifying a variety of perceived problems with IGRA. Virtually all of the proposals that have been considered seriously would be prospective in effect and contain clauses that would grandfather existing Indian gaming operations such as Mohegan Sun. Legislation also has been proposed, however, which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the ramifications of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our debt service obligations would be materially and adversely affected.

In addition, under federal law, gaming on Indian land is dependent on the permissibility under state law of specific forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on our ability to conduct our gaming operations. In fact, in January 2003, the State of Connecticut repealed the Las Vegas nights statute, but the state attorney general opined that the repeal did not affect the two existing Indian gaming compacts. Connecticut currently permits, among other things, a state lottery, jai alai fronton betting and off-track betting parlors.

A change in our or MBC’s current tax-exempt status could have a material adverse effect on our ability to meet our debt service obligations.

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe, and MBC are not subject to federal income or property taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation.

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

Item 2. Properties.

Mohegan Sun is located on 240 acres of the Tribe’s approximately 405-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land located in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston, Massachusetts, 35 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

We have a lease with the Tribe for land on which Mohegan Sun is located. The initial term of the lease is 25 years, with an option to renew for one additional 25-year term provided that we are not in default under the lease. The lease also provides that all improvements constructed on the site will become the property of the Tribe. The lease is a net lease requiring that we assume all costs of operating, constructing, maintaining, repairing, replacing and insuring the leased property, in addition to the payment of a nominal annual rental fee. See “Item 1. Business Material Agreements—Land Lease from the Tribe to the Authority.”

We have entered into various lease agreements for properties adjacent to Mohegan Sun. The properties are owned by MTIC Acquisitions, L.L.C., a Connecticut limited liability company controlled by the Tribe. The properties are used for providing access and/or parking for Mohegan Sun. We do not own, lease or have any interest in any other property.

Item 3. Legal Proceedings.

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

We have not issued or sold any equity securities.

Item 6. Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2003, 2002 and 2001 and as of September 30, 2003 and 2002, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 2000 and 1999 and as of September 30, 2001, 2000 and 1999 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. Our historical financial statements for fiscal years ended September 30, 2000 and 1999 were audited by another firm of independent accountants, Arthur Andersen LLP, who have ceased operations. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2003		2002	2001	2000	1999
Operating Results:
Gross revenues	$1,280,514		$1,121,060	$859,608	$809,314	$725,510
Promotional allowances	(91,712)		(77,050)	(71,372)	(70,044)	(56,827)

Net revenues	$1,188,802		$1,044,010	$788,236	$739,270	$668,683

Income from operations	$241,333		$213,680	$267,935	$195,514	$66,675
Total other expense (1)	(145,648	)(2)	(113,648)	(53,403)	(48,906)	(104,783	)(3)

Income (loss) from continuing operations	95,685		100,032	214,532	146,608	(38,108)
Loss from discontinued operations	—		—	(591)	(674)	(812)

Net income (loss)	$95,685		$100,032	$213,941	$145,934	$(38,920)

Other Data:
Interest expense, net of capitalized interest	$83,492		$76,635	$20,375	$37,799	$55,595
Capital expenditures	$30,277		$224,743	$728,742	$288,278	$62,795
Net cash flows provided by operating activities	$195,484		$183,699	$201,338	$194,845	$144,724
Balance Sheet Data:
Total assets	$1,658,511		$1,714,055	$1,554,693	$885,379	$914,962
Long-term debt and capital lease obligations	$1,101,649		$1,052,173	$908,000	$502,336	$507,076

(1)	For the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999, includes expense of $33.6 million, $36.3 million, $35.8 million, $23.1 million and $22.0 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found under Notes 3 and 13 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
(2)	Includes a loss on extinguishment of debt of approximately $27.4 million. The loss is comprised of a tender premium of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs of approximately $200,000.
(3)	Includes expense of $33.7 million related to the tender premium of the $175.0 million senior secured notes, $5.2 million write-off of financing fees, net of $500,000 forgiveness of debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.” Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. The actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, without limitation, business conditions, competition, changes in interest rates, the risks of downturns in economic conditions generally and the availability of financing for operations. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Overview

The Tribe and the Authority

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. The Tribe established the Authority, an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands. Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. We are governed by a nine-member Management Board, consisting of the nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. We have recently completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the majority of an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002. Project Sunburst was substantially completed in June 2002 .

As of September 30, 2003, Mohegan Sun operates in an approximately 3.0 million square foot facility which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,640 slot machines and 160 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility;

•	an approximately 3,000 square foot, 50-seat Keno lounge; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

We formed MBC for the purpose of holding a membership in the WNBA and owning and operating a professional basketball team in the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, poker, keno and racebook;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Gaming	83%	85%	87%
Food and beverage	7%	7%	6%
Hotel	4%	2%	0%
Retail, entertainment and other	6%	6%	7%

Total	100%	100%	100%

Revenues

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses. Within the gaming revenues category, our largest component of revenues is the revenue from our slot machines. We report gross slot revenues, which we also refer to as gross slot win, to the State of Connecticut pursuant to the Mohegan Compact. On a monthly basis, we post gross slot win and other statistical information relating to slot operations reported to the State of Connecticut on our website at www.mohegansun.com.

Other commonly used terms in the discussion of gaming revenues include progressive jackpots, net slot revenue, slot handle, gross slot hold percentage, net slot hold percentage, table games revenue and table games drop. Gross slot revenue, also referred to as gross slot win, represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Progressive slot machines retain some of each amount wagered and aggregates these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. We refer to such aggregated amounts as progressive jackpots. In-house progressive jackpot amounts are accrued by us until paid and such accrued amounts are deducted from gross slot revenue, along with wide-area progressive jackpot amounts, to arrive at net slot revenue, also referred to as net slot win. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor. Net slot revenue is included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle. Table games revenue represents the closing table games inventory plus table games drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table.

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenues that we receive pursuant to our rental lease agreements for the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional allowances

We operate a voluntary program for our guests, without membership fees, called the Mohegan Sun Player’s Club. This complimentary program provides food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these points is included in gross revenues when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues. Promotional expenses related to redemption of points at third party retail outlets at the Shops at Mohegan Sun are included in gaming expenses.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Food and beverage	$31,140	$29,417	$25,841
Hotel	18,482	8,069	—
Retail, entertainment and other	42,090	39,564	45,531

Total	$91,712	$77,050	$71,372

The estimated cost of providing these promotional allowances is charged to gaming expenses as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Food and beverage	$29,898	$29,269	$29,198
Hotel	7,026	4,393	—
Retail, entertainment and other	32,910	31,279	33,626

Total	$69,834	$64,941	$62,824

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues, which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points redeemed at outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our operations and excludes accretion of discount to the relinquishment liability, interest income, interest expense, loss on early extinguishment of debt, write-off of debt issuance costs and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into the relinquishment agreement with TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of its obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, we no longer record amortization of the trademark. Refer to Note 3 to our consolidated financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Fiscal Years Ended September 30, 2003 and 2002:

Net revenues for the fiscal year ended September 30, 2003 increased by $144.8 million, or 13.9%, to $1.19 billion from $1.04 billion for the fiscal year ended September 30, 2002. This increase is partially attributable to operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire fiscal year ended September 30, 2003 and the availability of the Thames River and Indian Summer parking garages for the entire fiscal year ended September 30, 2003, resulting in increases in gaming and all non-gaming revenue categories. The increase in gross revenues was partially offset by an increase of $14.6 million in promotional allowances from $77.1 million in fiscal year ended September 30, 2002 to $91.7 million in fiscal year ended September 30, 2003.

Gaming revenues for the fiscal year ended September 30, 2003 increased by $102.8 million, or 10.7%, to $1.06 billion from $958.6 million for the fiscal year ended September 30, 2002. This increase was primarily due to a 9.0% increase in net slot revenues and a 16.6% increase in table games revenues for the fiscal year ended September 30, 2003. Gaming revenues for the fiscal year ended September 30, 2003 were enhanced by increased patronage in the casino due to the approximately 1,200 room Mohegan Sun hotel completed in June 2002 and improved customer parking created by the additions of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002.

Slot handle for the fiscal year ended September 30, 2003 increased by $814.2 million, or 9.2%, to $9.65 billion from $8.84 billion for the fiscal year ended September 30, 2002. Gross slot revenues were $776.6 million, representing a Connecticut market share of 49.6% for the fiscal year ended September 30, 2003, compared to $718.9 million and 47.5% for the fiscal year ended September 30, 2002. The State of Connecticut reported gross slot revenues of $1.56 billion and $1.51 billion for the fiscal years ended September 30, 2003 and 2002, respectively, representing an increase of 3.7%. We exceeded the Connecticut market growth in gross slot revenue as we experienced an increase in gross slot revenues of 8.0% from the fiscal year ended September 30, 2002 to the fiscal year ended September 30, 2003. Gross slot hold percentage for the fiscal year ended September 30, 2003 was 8.0% compared to 8.1% for the same period in the prior year.

Table games drop for the fiscal year ended September 30, 2003 increased by $316.8 million, or 20.9%, to $1.83 billion for the fiscal year ended September 30, 2003 from $1.52 billion for the fiscal year ended September 30, 2002. Table games revenues for the fiscal year ended September 30, 2003 increased by $40.3 million, or 16.6%, to $283.0 million from $242.7 million for the fiscal year ended September 30, 2002. Table games hold percentage was 15.4% and 16.0% for the fiscal years ended September 30, 2003 and 2002, respectively. Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Food and beverage revenues for the fiscal year ended September 30, 2003 increased by $11.9 million, or 16.0%, to $87.0 million from $75.1 million for the fiscal year ended September 30, 2002. This increase was attributable primarily to a 10.8% increase in the number of meals served, or food covers, due to increased patronage at the casino and increases in room service in the Mohegan Sun hotel and food services at the convention center. These increases resulted from the Mohegan Sun hotel and convention center being opened for the entire fiscal year ended September 30, 2003. The increase was also attributable to a higher average sale per meal served of $12.35 for the fiscal year ended September 30, 2003 as compared to $12.01 for the fiscal year ended September 30, 2002.

Hotel revenues for the fiscal year ended September 30, 2003 increased by $31.5 million, or 151.1%, to $52.4 million from $20.9 million for the fiscal year ended September 30, 2002. The increase in hotel revenues was due to the operation of the Mohegan Sun hotel with approximately 1,200 available rooms for the entire 2003 fiscal year, compared to six months of operations in fiscal 2002. Room nights occupied for the fiscal year ended September 30, 2003 increased by approximately 221,000, or 192.3%, to 336,000 from 115,000 for the prior fiscal year. The average daily room rate, or ADR, was $149 with an occupancy rate of 78% for the fiscal year ended September 30, 2003 compared to an ADR of $173 and an occupancy rate of 70% for the prior fiscal year. Revenue per available room, or REVPAR, was $116 for the fiscal year ended September 30, 2003 versus $121 for the prior fiscal year. The increased hotel occupancy contributed to growth in gaming, food and beverage, retail and entertainment revenue for the 2003 fiscal year.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2003 increased by $13.2 million, or 19.8%, to $79.7 million from $66.5 million for the fiscal year ended September 30, 2002. Retail and other revenues increased by $7.4 million, or 13.5%, while entertainment revenues increased by $5.8 million, or 48.5%, for the fiscal year ended September 30, 2003 as compared to the prior fiscal year. The increase in entertainment revenues was attributable primarily to a 63.6% increase in the number of arena events, including 20 home games played by the Connecticut Sun. The increase in retail and other revenues for the fiscal year ended September 30, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets, and the Mohegan Sun gasoline and convenience center. This is combined with an increase in rental revenue associated with the third party tenant restaurants and retail outlets in the Casino of the Sky.

Promotional allowances for the fiscal year ended September 30, 2003 increased by $14.6 million, or 19.0%, to $91.7 million from $77.1 million for the fiscal year ended September 30, 2002. The increase was due primarily to a $10.4 million increase in hotel complimentaries in the fiscal year ended September 30, 2003. The increase in hotel promotional allowances can be attributed to the Mohegan Sun hotel being opened for the entire year in 2003, compared to only six months of operations in 2002. Additional increases included an increase in food, beverage, retail and gas complimentaries associated with increased volumes in the food and retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Total operating costs and expenses for the fiscal year ended September 30, 2003 increased by $117.2 million, or 14.1%, to $947.5 million from $830.3 million for the fiscal year ended September 30, 2002. The increase was attributable primarily to additional operating costs and expenses associated with supporting the $144.8 million increase in net revenues, a $31.3 million increase in advertising, general and administrative expenses and a $13.4 million increase in depreciation and amortization expenses associated with the completion of Project Sunburst, offset by a $7.8 million decrease in pre-opening costs and expenses and a $3.1 million increase in the relinquishment liability reassessment, which had the effect of reducing operating expenses. Additional increases occurred in costs related to employee benefits, redemption of Mohegan Sun Player’s Club points in third party tenant outlets, and costs to operate the expanded facility, such as utilities, engineering, information technology, and cleaning and maintenance services.

Gaming costs and expenses for the fiscal year ended September 30, 2003 increased by $56.2 million, or 10.2%, to $606.3 million from $550.1 million for the fiscal year ended September 30, 2002. The increase was due primarily to an increase in labor costs including employee benefit costs, for the fiscal year to support the 10.7% increase in gaming revenues. An increase in the slot win contribution payments to the State of Connecticut also contributed to the increase in gaming costs and expenses. We recorded expenses associated with the slot win contribution totaling $194.3 million and $179.6 million for the fiscal years ended September 30, 2003 and 2002, respectively. Additionally, increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and third party tenants at the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. Despite the increases mentioned above, efficiencies achieved in the gaming division caused gaming costs and expenses as a percentage of gaming revenues to decrease from 57.4% for the fiscal year ended September 30, 2002 to 57.1% for the fiscal year ended September 30, 2003.

Food and beverage costs and expenses for the fiscal year ended September 30, 2003 increased by $7.6 million, or 16.6%, to $52.9 million from $45.3 million for the fiscal year ended September 30, 2002. The opening of the Mohegan Sun hotel and convention center in April 2002 resulted principally in a 10.8% increase in the number of meals served, or food covers, from 5.5 million for the fiscal year ended September 30, 2002 to 6.1 million for the fiscal year ended September 30, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the $11.9 million increase in food and beverage revenue. The net cost of goods sold percentage for food was 32.3% for the fiscal year ended September 30, 2003 compared to 33.6% for the fiscal year ended September 30, 2002. The net cost of goods sold for beverage was 24.8% for the fiscal year ended September 30, 2003 compared to 25.6% for the fiscal year ended September 30, 2002.

Hotel costs and expenses for the fiscal year ended September 30, 2003 increased by $7.7 million, or 146.4%, to $12.9 million from $5.2 million for the fiscal year ended September 30, 2002. The increase was attributable to the effect of operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire fiscal year ended September 30, 2003, compared to only six months of operations in fiscal 2002.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2003 increased by $11.8 million, or 47.4%, to $36.6 million from $24.8 million for the fiscal year ended September 30, 2002. This increase was attributable primarily to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the fiscal year ended September 30, 2003. There were 108 events in the Mohegan Sun Arena during the fiscal year ended September 30, 2003 compared to 66 events during the fiscal year ended September 30, 2002. The Connecticut Sun incurred $2.3 million in retail and entertainment costs and expenses for the fiscal year ended September 30, 2003. Increases were also attributable to higher cost of sales supporting the increase in retail revenues pertaining to Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2003 increased by $31.3 million, or 22.7%, to $169.3 million from $138.0 million for the fiscal year ended September 30, 2002. The increase was due partially to increases in costs to operate the expanded facility, such as increased utilities, engineering, cleaning and maintenance services and information technology. Additional increases were attributed to labor costs supporting the growth in revenues, employee benefit costs, advertising costs, property insurance costs, workers’ compensation costs, and reimbursements to the Tribe for governmental and administrative services.

Pre-opening costs and expenses associated with the opening of the hotel were $7.8 million for the fiscal year ended September 30, 2002. There were no pre-opening costs and expenses for the fiscal year ended September 30, 2003.

Depreciation and amortization for the fiscal year ended September 30, 2003 increased by $13.4 million, or 17.0%, to $92.1 million from $78.7 million for the fiscal year ended September 30, 2002. This increase was a result of placing assets in service related to the opening of the Mohegan Sun hotel, which opened in April 2002, and the Thames and Indian Summer parking garages, which opened in April 2002 and June 2002, respectively.

Relinquishment liability reassessment for the fiscal year ended September 30, 2003 increased by $3.1 million, or 15.7%, to $22.7 million from $19.6 million for the fiscal year ended September 30, 2002, both of which had the effect of reducing operating expenses. The relinquishment liability reassessment was the result of our review of current revenue forecasts and the reduction of revenue projections for the period in which the relinquishment agreement applies due to future competition from potential additional commercial casinos.

Income from operations for the year ended September 30, 2003 increased by $27.6 million, or 12.9%, to $241.3 million from $213.7 million for the prior fiscal year. This increase is attributable primarily to the increase in net revenues, offset substantially by increases in gaming expenses, advertising, general and administrative expenses and depreciation and amortization expense. The increase in expenses mentioned above was partially offset by a $7.8 million decrease in pre-opening costs and expenses and an increase in the relinquishment liability reassessment of $3.1 million, which had the effect of reducing expenses.

Accretion of discount to the relinquishment liability for the fiscal year ended September 30, 2003 decreased by $2.7 million, or 7.5%, to $33.6 million from $36.3 million for the fiscal year ended September 30, 2002. Our accretion of discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest income for the fiscal year ended September 30, 2003 decreased by $149,000, or 35.6%, to $269,000 from $418,000 for the fiscal year ended September 30, 2002. The decrease in interest income resulted principally from a decrease in the weighted-average invested cash and cash equivalents and a decrease in the weighted-average interest rate. The weighted-average invested cash and cash equivalents were $17.1 million and $23.3 million for the fiscal years ended September 30, 2003 and 2002, respectively. The weighted-average interest rate for invested cash was 1.6% for the fiscal year ended September 30, 2003 compared to 1.8% for the fiscal year ended September 30, 2002. We invest in deposits that can be redeemed on demand and investments having maturities of not more than three months from the date of acquisition.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2003 increased by $6.9 million, or 8.9%, to $83.5 million from $76.6 million for the fiscal year ended September 30, 2002. The increase in interest expense is attributable to a decrease in the amount of interest capitalized due to the completion of Project Sunburst and an increase in our weighted-average outstanding debt, partially offset by a decrease in the weighted-average interest rate. The weighted average debt outstanding was $1.15 billion in the year ended September 30, 2003, compared to $1.07 billion for the prior fiscal year. The weighted-average interest rate was 7.3% for the year ended September 30, 2003 compared to 8.3% for the prior fiscal year. Capitalized interest was $12.4 million for the fiscal year ended September 30, 2002. There was no capitalized interest for the fiscal year ended September 30, 2003. The decrease in our weighted-average interest rate was due to lower floating interest rates and a favorable change in fair value related to derivative instruments of $3.0 million for the fiscal year ended September 30, 2003 compared to a favorable change in fair value related to derivative instruments of $1.3 million for the fiscal year ended September 30, 2002. Additionally, there were interest settlements of $4.1 million received or expected to be received on derivative instruments held, which we recorded as a reduction to interest expense in the fiscal year ended September 30, 2003 compared to interest settlements of $4.0 million paid on derivative instruments held, which we recorded as an increase to interest expense in the fiscal year ended September 30, 2002.

Loss on early extinguishment of debt associated with the refinancing of our $300.0 million 8 3/4% senior subordinated notes due 2009 was $27.4 million in fiscal year ended September 30, 2003. There was no loss on early extinguishment of debt for the fiscal year ended September 30, 2002.

Write-off of debt issuance costs for the fiscal year ended September 30, 2003 decreased by $423,000, or 51.2%, to $403,000 from $826,000 for the fiscal year ended September 30, 2002. The write-off of debt issuance costs related to the repayment of the entire outstanding indebtedness under the old credit facility in March 2003 and the old credit facility commitment reduction from $500.0 million to $400.0 million in March 2002.

Other expense, net increased by $762,000 or 280.1% from $272,000 in fiscal year ending September 30, 2002 compared to $1.0 million in fiscal year ending September 30, 2003. The change in other expenses, net is primarily attributable to an increase in the loss on dispositions of assets from $265,000 in fiscal year ending September 30, 2002 to $1.0 million in fiscal year ending September 30, 2003.

Net income for the year ended September 30, 2003 decreased by $4.3 million, or 4.3% to $95.7 million from $100.0 million for the prior fiscal year. The decrease in net income is primarily due to a $27.4 million loss on the early extinguishment of debt pertaining to the refinancing of our $300.0 million 8 3/4% senior subordinated notes offset by an increase in income from operations as more fully described above.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2002 and 2001:

Net revenues for the fiscal year ended September 30, 2002 increased by $255.8 million, or 32.4%, to $1.04 billion from $788.2 million reported for the same period of the prior year. This increase was attributable primarily to the increase in gaming revenues combined with the increase in non-gaming revenues associated with the opening of the 1,200-room Mohegan Sun hotel, the additional Mohegan Sun managed restaurants, Mohegan Sun managed retail shops and the Mohegan Sun Arena and convention center.

Gaming revenues for the fiscal year ended September 30, 2002 increased by $207.5 million, or 27.6%, to $958.6 million from $751.1 million for the fiscal year ended September 30, 2001. This increase was due to a 23.2% growth in net slot revenues and a 43.3% increase in table games revenues as a result of the opening of the Casino of the Sky on September 25, 2001 and the completion of the second phase of Project Sunburst in June 2002.

The Connecticut slot market grew at a rate of 11.5% for the fiscal year ended September 30, 2002 as compared to the fiscal year ended September 30, 2001. The State of Connecticut reported a gross slot win of $1.51 billion and $1.35 billion for the fiscal years ended September 30, 2002 and 2001, respectively. Mohegan Sun exceeded the market’s growth in gross slot win as it experienced an increase in gross slot revenues of 24.3% in the fiscal year ended September 30, 2002 over the fiscal year ended September 30, 2001. Gross slot revenues were $718.9 million and $578.4 million for the fiscal years ended September 30, 2002 and 2001, respectively. Gross slot win per unit per day was $317 and $471 for the respective periods. The decrease in gross slot win per unit was due to an increase in the weighted-average number of slot machines from approximately 3,400 in the fiscal year ended September 30, 2001 to approximately 6,200 in the fiscal year ended September 30, 2002. The increase in the weighted-average number of slot machines was attributable primarily to the opening of the Casino of the Sky on September 25, 2001.

Food and beverage revenues for the fiscal year ended September 30, 2002 increased by $25.6 million, or 51.6%, to $75.1 million from $49.5 million for the fiscal year ended September 30, 2001. This increase was attributable to a 38.6% increase in meals served, or food covers, for the fiscal year ended September 30, 2002 as compared to the same period in the prior year and a higher average sale per meal. The average sale per meal was $12.01 for the fiscal year ended September 30, 2002, as compared to $11.43 for the same period in the prior year. The increases in meals served and higher average sale per meal were associated primarily with the new Project Sunburst restaurants which included the 350-seat Sunburst Buffet, the Rising Moon Gallery of Eateries, Fidelia’s, Rain and Tuscany.

Hotel revenues for the fiscal year ended September 30, 2002 were $20.9 million due to the opening of the Mohegan Sun hotel in April 2002. ADR was $173 for the fiscal year ended September 30, 2002 with an occupancy rate of 70%. REVPAR was $121. There were no hotel revenues for the fiscal year ended September 30, 2001.

Retail, entertainment and other revenues increased by $7.5 million, or 12.7%, to $66.5 million for the fiscal year ended September 30, 2002 from $59.0 million for the same period in the prior year. The increase was attributable mainly to increases in entertainment and tenant revenues, partially offset by decreases in retail, gasoline and convenience center revenues. Entertainment revenues increased by $6.3 million, or 112.7%, due primarily to the opening of the Mohegan Sun Arena on September 25, 2001. There were 66 Mohegan Sun Arena events and 294 Cabaret events held during the fiscal year ended September 30, 2002. The average ticket price for a Mohegan Sun Arena event was $27, while the average ticket price for a Cabaret event was $17. Tenant revenues were $4.6 million due to the addition of the Shops at Mohegan Sun. There were no tenant revenues during the fiscal year ended September 30, 2001. Retail, gasoline and convenience center revenues decreased by $6.0 million for the fiscal year ended September 30, 2002, due to a shift in point redemption from the Mohegan Sun managed retail outlets and the Mohegan Sun gasoline and convenience center to the tenant operated outlets in the Shops at Mohegan Sun.

Promotional allowances for the fiscal year ended September 30, 2002 increased by $5.7 million, or 8.0%, to $77.1 million from $71.4 million for the fiscal year ended September 30, 2001. The increase was attributable principally to the addition of hotel complimentaries of $8.1 million partially offset by a decrease in gas and cigarette complimentaries of $1.9 million and $1.2 million, respectively.

Total operating costs and expenses for the fiscal year ended September 30, 2002 increased by $310.0 million, or 59.6% to $830.3 million from $520.3 million for the fiscal year ended September 30, 2001. The increase was attributable to the additional operating costs resulting from the opening of Project Sunburst, a $47.4 million increase in depreciation and amortization expense due to the opening of the various stages of Project Sunburst, and a higher relinquishment liability reassessment adjustment in 2001, which had a greater effect of reducing operating expenses for the fiscal year ended September 30, 2001.

Gaming costs and expenses for the fiscal year ended September 30, 2002 increased by $149.4 million, or 37.3%, to $550.1 million for the fiscal year ended September 30, 2002 from $400.7 million for the fiscal year ended September 30, 2001. The majority of the increase was attributable to additional labor costs associated with the approximately 90-unit increase in table games and the addition of approximately 2,500 slot machines associated with the opening of the Casino of the Sky. The slot win contribution payments to the State of Connecticut also contributed to the increase in gaming costs and expenses. We recorded expenses associated with the slot win contribution totaling $179.6 million and $144.6 million, respectively, for the fiscal years ended September 30, 2002 and 2001. Also, the point redemption by Mohegan Sun Player’s Club patrons in the third party retail tenant Shops at Mohegan Sun resulted in an increase in Mohegan Sun’s gaming expenses for the fiscal year ended September 30, 2002. Gaming costs and expenses as a percentage of gaming revenues were 57.4% in the fiscal year ended September 30, 2002 compared to 53.3% for the fiscal year ended September 30, 2001.

Food and beverage costs and expenses for the fiscal year ended September 30, 2002 increased by $20.0 million, or 79.4%, to $45.3 million from $25.3 million for the fiscal year ended September 30, 2001. This increase was the result of higher food and beverage operating costs, particularly labor costs and other operating expenses related to the opening of the Rising Moon Gallery of Eateries, a 350-seat Sunburst Buffet, Fidelia’s, Rain and Tuscany. Also contributing to the food and beverage costs were banquets and room service associated with the opening of the Mohegan Sun hotel. The opening of these additional outlets resulted in an increase in the number of meals served, or food covers, from 4.0 million in the fiscal year ended September 30, 2001 to 5.5 million in the year ended September 30, 2002, a 38.6% increase. The net cost of goods sold for food was 33.6% for the year ended September 30, 2002 compared to 35.3% for the year ended September 30, 2001.

Hotel costs and expenses for the fiscal year ended September 30, 2002 were $5.2 million due to the opening of the Mohegan Sun hotel in April 2002.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2002 increased by $9.6 million, or 63.4%, to $24.8 million from $15.2 million for the fiscal year ended September 30, 2001. The increase was mainly attributable to a $12.1 million increase in entertainment costs associated with events held in the Mohegan Sun Arena during the fiscal year ended September 30, 2002. The increase in entertainment costs was partially offset by a decrease in retail and gas station expenses of $2.7 million for the fiscal year ended September 30, 2002 compared to the prior year. This decrease was attributable primarily to lower retail sales in Mohegan Sun operated retail shops as a result of the addition of the Shops at Mohegan Sun.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2002 increased by $47.1 million, or 51.7%, to $138.0 million from $90.9 million for the fiscal year ended September 30, 2001. This increase was associated primarily with costs to operate the expanded facility such as utilities, engineering, risk management and maintenance services, and advertising expenses targeted to promote Mohegan Sun through all major media outlets.

Pre-opening costs and expenses during the fiscal year ended September 30, 2002 decreased by $23.5 million, or 75.3%, to $7.8 million from $31.3 million for the fiscal year ended September 30, 2001. The decrease was associated with the opening of the Casino of the Sky on September 25, 2001. Pre-opening costs and expenses for the fiscal year ended September 30, 2002 consisted of expenses related to the opening of the Mohegan Sun hotel in April 2002.

Depreciation and amortization for the fiscal year ended September 30, 2002 increased by $47.4 million, or 151.5%, to $78.7 million from $31.3 million for the fiscal year ended September 30, 2001. This increase was a result of $1.06 billion of assets related to Project Sunburst, including $63.5 million of capitalized interest and net of $5.3 million expensed or recorded as inventory, placed in service between the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. Additionally, in accordance with SFAS 142, we ceased amortizing the Mohegan Sun trademark effective October 1, 2001. We recorded $3.4 million related to the amortization of the trademark for the year ended September 30, 2001.

Relinquishment liability reassessment for the fiscal year ended September 30, 2002 decreased by $54.8 million, or 73.6%, to $19.6 million from $74.4 million for the fiscal year ended September 30, 2001, both of which had the effect of reducing operating expenses. The relinquishment liability reassessment was the result of our review of current revenue forecasts and the reduction of revenue projections for the period in which the Relinquishment Agreement applies due to uncertainties involving economic market conditions that have affected our revenues and future competition from potential additional Native American and commercial casinos in the northeastern gaming market.

Income from operations for the fiscal year ended September 30, 2002 decreased by $54.2 million, or 20.2%, to $213.7 million from $267.9 million for the year ended September 30, 2001. This decrease was attributable to a lower relinquishment liability reassessment adjustment of $19.6 million for the fiscal year ended September 30, 2002 compared to the $74.4 million relinquishment liability reassessment adjustment for the fiscal year ended September 30, 2001, both of which had the effect of reducing operating expenses. The decrease in the relinquishment liability reassessment adjustment was offset by an increase in operating costs and expenses associated with the expansion of Mohegan Sun and increases in depreciation and amortization associated with the completion of Project Sunburst. Additionally, in accordance with SFAS 142, we ceased amortizing the Mohegan Sun trademark effective October 1, 2001. We recorded $3.4 million related to the amortization of the trademark for the fiscal year ended September 30, 2001.

Accretion of discount to the relinquishment liability for the fiscal year ended September 30, 2002 increased by $500,000, or 1.4%, to $36.3 million from $35.8 million for the fiscal year ended September 30, 2001. Our accretion of discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value using our current risk-free rate of investment.

Interest income for the fiscal year ended September 30, 2002 decreased by $2.5 million, or 85.7%, to $418,000 from $2.9 million for the fiscal year ended September 30, 2001. The decrease in interest income resulted from the liquidation of investments and a decline in return on the invested assets. We invest in deposits that can be redeemed on demand and investments having maturities of not more than three months from the date of acquisition.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2002 increased by $56.2 million, or 276.1%, to $76.6 million from $20.4 million for the fiscal year ended September 30, 2001. This increase was attributable mainly to higher weighted-average outstanding debt and a decrease in the amount of capitalized interest as a result of the decrease in the weighted-average cumulative expenditures for the period due to the opening of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002. The weighted-average outstanding debt was $1.07 billion for the fiscal year ended September 30, 2002, compared to $648.7 million for the fiscal year ended September 30, 2001. Capitalized interest was $12.4 million and $40.7 million for the fiscal years ended September 30, 2002 and 2001, respectively. The weighted-average interest rate for the fiscal year ended September 30, 2002 was 8.3%, compared to 9.4% for the fiscal year ended September 30, 2001.

Write-off of debt issuance costs were $826,000 for the fiscal year ended September 30, 2002. These costs were the result of our reduction of the old bank credit facility commitment from $500.0 million to $400.0 million in March 2002. There was no write-off of debt issuance costs for the fiscal year ended September 30, 2001.

Other expense, net increased by $157,000 or 136.5% from $115,000 in fiscal year ending September 30, 2001 compared to $272,000 in fiscal year ending September 30, 2002. The increase is attributable to an increase in the loss on disposition of assets from $116,000 in fiscal year ending September 30, 2001 compared to $265,000 in fiscal year ending September 30, 2002.

Loss from discontinued operations for the fiscal year ended September 30, 2001 was $591,000. The loss was the result of our decision, in conjunction with the Tribe, to cease bingo operations in order to convert the floor space into the 637-unit Hall of the Lost Tribes smoke-free slot machine venue. There was no loss from discontinued operations for the fiscal year ended September 30, 2002.

Net income for the fiscal year ended September 30, 2002 decreased by $113.9 million, or 53.2%, to $100.0 million from $213.9 million for the fiscal year ended September 30, 2001. The decrease in net income was due primarily to the decrease in income from operations as more fully described above and an increase in interest expense, net of capitalized interest. The increase in interest expense was attributable mainly to higher weighted-average outstanding debt and a decrease in the amount of capitalized interest due to the completion of the first phase of Project Sunburst in September 2001 and the completion of the second phase of Project Sunburst in June 2002.

Seasonality

The gaming industry in Connecticut is seasonal in nature with the heaviest gaming activity occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the fiscal year ended September 30, 2003 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

As of September 30, 2003, we held cash and cash equivalents of $73.3 million, a decrease of $11.7 million from $85.0 million as of September 30, 2002. Cash provided by operating activities for the fiscal year ended September 30, 2003 increased $11.8 million, or 6.4%, to $195.5 million from $183.7 million for the fiscal year ended September 30, 2002. The increase in cash provided by operating activities is attributable primarily to an increase in net income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. As Project Sunburst is now completed, we have begun to primarily use our cash flows provided by operating activities to meet our working capital requirements and to reduce our leverage. While we do not believe that there is any trend or a likelihood of an event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flows, including, but not limited to, the following:

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	increased competition in the gaming industry, including the legalization or expansion of gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island, which may result in a substantial decrease in revenue; and

•	an act of terrorism in the United States of America.

External Sources of Liquidity

Notes. We previously financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of September 30, 2003, we had $200.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the senior notes; $5.2 million outstanding in 8 3/4% senior subordinated notes due July 1, 2009 and first callable January 1, 2004, or the 1999 senior subordinated notes; $150.0 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; and $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes. MBC is a guarantor of each of these notes. Refer to Note 8 to our consolidated financial statements beginning on page F-1 of this Form 10-K for a further discussion of these notes.

On June 19, 2003, we commenced a cash tender offer and consent solicitation to repurchase all of our outstanding 1999 senior subordinated notes, at a price of 107.75% of the principal amount tendered. As part of the tender offer, we received consent to certain proposed amendments to the indenture governing the 1999 senior subordinated notes. The tender offer expired on July 17, 2003. The aggregate amount paid for the tendered 1999 senior subordinated notes was $302.5 million, representing an original principal amount tendered of $280.3 million. This amount included a tender and consent solicitation premium of $21.7 million and accrued interest of $545,000. An aggregate principal amount of $14.5 million of the 1999 senior subordinated notes remaining after the tender offer were repurchased in a separate transaction at a price of 107.75% of the principal amount, resulting in a total payment of $15.7 million, including a premium payment of $1.1 million and accrued interest of $99,000. An aggregate principal amount of $5.2 million of the 1999 senior subordinated notes remained outstanding as of September 30, 2003.

On July 9, 2003, we issued $330.0 million 2003 senior subordinated notes. Substantially all of the proceeds from this financing were used to repurchase an aggregate principal amount of $294.8 million of our outstanding 1999 senior subordinated notes and to pay fees and expenses associated with the issuance. The balance will be used in January 2004 to redeem the remaining 1999 senior subordinated notes. The aggregate amount paid for the outstanding 1999 senior subordinated notes was $318.2 million, including premium payments of $22.8 million and accrued interest of $644,000. Interest on the 2003 senior subordinated notes is payable semi-annually on January 15 and July 15, with the first interest payment scheduled for January 15, 2004. The 2003 senior subordinated notes mature on July 15, 2009. The 2003 senior subordinated notes are our uncollateralized general obligations and are subordinated to the new credit facility, the senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2003 senior subordinated notes rank equally with the remaining 1999 senior subordinated notes, the 2001 senior subordinated notes, the 2002 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing.

Old Bank Credit Facility. On March 25, 2003, we repaid the entire $251.0 million outstanding under our reducing, revolving, collateralized credit facility and we terminated this facility.

New Bank Credit Facility. On March 25, 2003, we entered into an Amended and Restated Loan Agreement, or the new bank credit facility, for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The new bank credit facility replaces the old credit facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. We may seek, at our option, to increase the size of the new bank credit facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes $350,000 available under letters of credit. As of September 30, 2003, no amounts were drawn under letters of credit. Pursuant to the terms of the new bank credit facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. As of September 30, 2003, $166.0 million was outstanding under the new bank credit facility, which consists of the $100.0 million term loan and $66.0 million under the revolving loan.

The new bank credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements, which comprise Mohegan Sun. In addition, our obligations under the new bank credit facility are guaranteed by MBC. The new bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The new bank credit facility includes other covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the new credit facility include requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe causes us to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit us from selling or disposing of our assets, limit the incurrence by us of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread, which is based on our total leverage ratio, as defined in the new bank credit facility, at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of September 30, 2003, we had no base rate loans.

The initial advances under the new bank credit facility were LIBOR based advances and were comprised of the full $100.0 million term loan and advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to pay off $251.0 million of outstanding indebtedness under the old bank credit facility. Outstanding advances are based on one-month LIBOR plus the applicable spread. As of September 30, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

In June 2003, we received the requisite consent of our lenders for Amendment No. 1 to the new bank credit facility. The amendment permitted, among other things, the repurchase of all or any portion of our outstanding indebtedness under the 1999 senior subordinated notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which in the aggregate may not exceed $35.0 million.

Line of Credit. On March 24, 2003, we voluntarily terminated our existing $25.0 million revolving loan agreement with Fleet National Bank. On June 27, 2003, we entered into a new $25.0 million revolving loan agreement with Fleet National Bank, or the line of credit. At our option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in June 2004. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $30.3 million, net of items expensed or recorded as inventory, for the fiscal year ended September 30, 2003, compared to $224.7 million, including capitalized interest and net of items expensed or recorded as inventory, for the fiscal year ended September 30, 2002. These capital expenditures were an aggregate of the following:

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest and net of $5.6 million expensed or recorded as inventory, through September 30, 2003. During the fiscal year ended September 30, 2003, capital expenditures totaled $1.2 million, net of $234,000 expensed or recorded as inventory, compared to $117.2 million, including $12.4 million in capitalized interest and net of $4.0 million expensed or recorded as inventory, during the fiscal year ended September 30, 2002.

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $29.1 million and $25.9 million for the fiscal year ended September 30, 2003 and September 30, 2002, respectively.

•	Capital expenditures on our electrical and water systems infrastructure totaled $2.8 million for the fiscal year ended September 30, 2002. There were minimal expenditures for these items for the fiscal year ended September 30, 2003. Cumulative infrastructure improvements totaled $35.0 million as of September 30, 2003. The infrastructure improvements will handle the increased utility demands of the expanded facility that are attributable to the Project Sunburst expansion.

•	Capital expenditures for the Indian Summer parking garage, a 2,700-space patron parking garage, which opened in June 2002, were reduced by $97,000 for the fiscal year ended September 30, 2003, due to revised estimates, compared to $54.7 million in expenditures for the fiscal year ended September 30, 2002. Cumulative expenditures totaled $64.6 million as of September 30, 2003.

•	Capital expenditures for the Thames Garage, a 1,700-space parking garage, which opened in April 2002, were $28,000 for the fiscal year ended September 30, 2003, compared to $24.1 million in expenditures for the fiscal year ended September 30, 2002. Cumulative capital expenditures totaled $24.1 million as of September 30, 2003.

•	Capital expenditures for the construction of the Hall of the Lost Tribes, the 637-unit smoke free slot machine venue, which opened in April 2001, for the fiscal year ended September 30, 2003 were reduced by $17,000 due to revised estimates and expenditures totaled $524,000 for the fiscal year ended September 30, 2002. Cumulative expenditures for the Hall of the Lost Tribes totaled $15.4 million as of September 30, 2003.

Other Reservation Enhancements

•	Capital expenditures for the construction of a $13.0 million child development center were $554,000 during the fiscal year ended September 30, 2002 and cumulative expenditures reached $1.1 million as of September 30, 2002. We did not incur any capital expenditures for the fiscal year ended September 30, 2003. Our expenditure of $1.1 million was fully reimbursed by the Tribe in the fiscal year ending September 30, 2002. The child development center is operated by the Tribe and opened in January 2003.

In keeping with standard practice in the construction industry, we retain a portion of the construction expenditures until satisfactory completion of individual contracts. As of September 30, 2003, construction retainage totaled $31,000, which has been included in construction payables in our consolidated financial statements.

Expected Future Capital Expenditures

During fiscal year 2004, we expect capital expenditures to total $41.5 million allocated as follows:

•	$41.0 million on maintenance capital expenditures including approximately $7.0 million to renovate and purchase equipment to add slot machines to gaming space formerly used for poker operations and to install approximately 50 slot machines to our keno room; and

•	$500,000 to satisfy remaining contractual obligations with respect to Project Sunburst and Thames Garage construction.

On September 2, 2003, we closed our poker operations for the purpose of adding approximately 260 slot machines. The cost of converting the existing poker room and acquiring the slot machines was estimated at approximately $5.0 million, and is being financed with cash generated from operations. The conversion was completed in November 2003.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the fiscal years ended September 30, 2003, 2002 and 2001, we incurred the following in interest expense (in thousands):

	For the Fiscal Years Ended September 30,
	2003	2002	2001
New credit facility	$4,690	$—	$—
Old credit facility	4,628	12,312	7,062
8 1/8% senior notes	16,250	16,250	16,250
1999 8 3/4% senior subordinated notes	20,446	26,250	26,250
2001 8 3/8% senior subordinated notes	12,563	12,563	2,268
2002 8% senior subordinated notes	20,000	12,278	—
2003 6 3/8% senior subordinated notes	4,792	—	—
WNBA note	150	—	—
Line of credit	316	17	—
Change in fair value of derivative instruments	(2,994)	(1,254)	4,085
Interest settlement—derivative instruments	(4,082)	3,961	376
Reclassification of derivative instrument losses to earnings	787	—	—
Amortization of deferred gain on sale of derivative instruments	(741)	—	—
Amortization of debt issuance costs	6,687	6,602	4,536
Capital lease obligations	—	9	263
Capitalized interest	—	(12,353)	(40,715)

Total interest expense	$83,492	$76,635	$20,375

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months.

Contractual Obligations and Commitments

Our future payment obligations related to our material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates as more fully described in the footnotes to the following table and the actual amounts may differ significantly from the estimates set forth below.

Contractual Obligations (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	After 5 years
Long-term debt(2)	$1,000	$252,001	$117,999	$738,241
Construction obligations(3)	500	—	—	—
Development obligations(4)	56	—	—	—

Total	$1,556	$252,001	$117,999	$738,241

(1)	Amounts due within fiscal year 2004 represent obligations expected to be incurred from October 1, 2003 to September 30, 2004.
(2)	Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the new credit facility, but excludes interest payments. These amounts also include our guarantee of MBC’s obligations pursuant to the WNBA note. Refer to Note 8 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
(3)	Construction obligations represent the remainder of expenditures we must pay in connection with Project Sunburst, and related construction enhancements. Refer to Note 12 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
(4)	Under the development agreement, we are required to pay to TCA a development fee of $14.0 million. Development obligations represent the remainder of the development fee due to TCA. Refer to Note 13 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

In addition to the contractual obligations described above, we have certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there is a high level of estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ significantly from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	6-10 years
Slot Win Contribution(2)	$209,061	$398,784	$335,870	$931,910
Relinquishment commitments(3)	68,542	129,963	106,565	295,677
Priority distributions(4)	15,452	31,826	33,307	90,206
Town of Montville commitment(5)	500	1,000	1,000	2,500

Total	$293,555	$561,573	$476,742	$1,320,293

(1)	Amounts due within fiscal year 2004 represent payment commitments from October 1, 2003 to September 30, 2004.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. For the fiscal years ended September 30, 2003, 2002 and 2001, the slot win contribution totaled $194.3 million, $179.6 million and $144.6 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by us to TCA under the relinquishment agreement. Relinquishment payments are five percent of Revenues, as defined in the relinquishment agreement. For the fiscal years ended September 30, 2003, 2002 and 2001, relinquishment payments totaled $62.9 million, $51.1 million and $42.3 million, respectively. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 13 to our consolidated financial statements beginning on page F-1 of this Form 10-K for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. See “Part I. Item I. Business—Material Agreements—Priority Distribution Agreement with the Tribe” and Note 12 to our consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million for fiscal years ended September 30, 2003 and 2002 and $14.0 million for the fiscal year ended September 30, 2001. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.

(5)	The Authority has an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, relinquishment liability, accruals for unredeemed Player’s Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

We recognize gaming revenues as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues in the Shops at Mohegan Sun are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described under “—Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed at each balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation, State of Connecticut unemployment and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also use information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, state unemployment eligibility laws, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

Derivative Instruments

We use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt, manage volatility in the effective cost of debt and match debt service requirements to projected cash flows from assets. We do not believe that there is any material risk exposure with respect to derivative instruments we currently hold. We continually monitor these exposures and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

Relinquishment Liability

In accordance with SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess the relinquishment liability (i) annually in conjunction with our budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at our risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Intangible Assets

Our trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisition of the WNBA franchise are assessed periodically for impairment pursuant to appropriate accounting standards.

Litigation

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other current liabilities category in our accompanying consolidated balance sheets.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the hotel and casino industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules became effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 on October 1, 2002. The adoption of this standard did not affect our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“SFAS 145”). The key provision of SFAS 145 rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. We adopted SFAS 145 on October 1, 2002. In accordance with SFAS 145, we recorded a loss on early extinguishment of debt as a component of income from continuing operations in our fiscal 2003 consolidated statement of income. Refer to Note 8 in the accompanying financial statements beginning on page F-1 for further discussion regarding the early extinguishment of debt.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force, or EITF, Issue 94-3. Examples of costs covered by SFAS 146 include, among other things, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption of this standard did not affect our financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” or FIN 45. FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and adopted the recognition and measurement requirements during the quarter ended March 31, 2003. The adoption of this standard did not affect our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In October 2003, the FASB deferred the latest date by which FIN 46 must be applied, to the first reporting period ending after December 15, 2003. The Authority does not believe the adoption of this standard will affect our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 generally is effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We adopted SFAS 149 on July 1, 2003. The adoption of this standard did not affect our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our new credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2003, we had $166.0 million outstanding under the new credit facility, of which $100.0 million is payable under a term loan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the new credit facility.

We use derivative instruments, including interest rate swaps, as our strategy to manage interest rate risk associated with the variable interest rates applicable to advances under the new credit facility and the fixed interest rates on our senior notes and senior subordinated notes.

Derivative instruments held by us at September 30, 2003 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest rate swaps on 2001 senior subordinated notes due 2011
Six-month LIBOR plus
363 basis points	July 1, 2011	$35,000	$475
Six-month LIBOR plus
364 basis points	July 1, 2011	35,000	454

Interest rate swaps on 2003 senior subordinated notes due 2009
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(1,995)
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(1,984)
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(2,019)
Six-month LIBOR plus
298 basis points	July 15, 2009	82,500	(1,947)

		$400,000	$(7,016)

Accrued interest settlement earned on derivative instruments			(2,080)

Total			$(9,096)

Six-month LIBOR was 1.18% on September 30, 2003.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with, or furnished to the SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The current terms for the Tribal Council members expire in October 2005, at which time the registered voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information as of September 30, 2003 with respect to each of (i) the members of the Management Board and (ii) the executive officers of Mohegan Sun.

Name	Age	Position
Mark F. Brown	46	Chairman and Member, Management Board
Peter J. Schultz	49	Vice Chairman and Member, Management Board
Christine Damon-Murtha	55	Corresponding Secretary and Member, Management Board
Donald M. Chapman	77	Treasurer and Member, Management Board
Shirley M. Walsh	59	Recording Secretary and Member, Management Board
Jayne G. Fawcett	67	Ambassador and Member, Management Board
Roland J. Harris	56	Member, Management Board
Glenn R LaVigne	42	Member, Management Board
Maynard L. Strickland	63	Member, Management Board
William J. Velardo	48	President and Chief Executive Officer, Mohegan Sun
Mitchell Grossinger Etess	45	Executive Vice President of Marketing, Mohegan Sun
Jeffrey E. Hartmann	41	Executive Vice President, Finance and Chief Financial Officer, Mohegan Sun
Michael W. Bloom	45	Senior Vice President of Marketing, Mohegan Sun
John A. Arnesen	56	Senior Vice President of Hotel Operations, Mohegan Sun
Gary S. Crowder	53	Senior Vice President of Food and Beverage, Mohegan Sun
Robert J. Soper	31	Senior Vice President of Administration, Mohegan Sun
Daniel W. Garrow	53	Senior Vice President of Information Systems and Chief Information Officer, Mohegan Sun

Mark F. Brown—Mr. Brown has been a member of our Management Board since October 1995. Mr. Brown became the Chairman of the Management Board in October 2000. Mr. Brown worked with the Tribe’s historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement, Mr. Brown was involved in retail sales and management.

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

Christine Damon-Murtha—Ms. Murtha was seated on the Management Board and was elected Corresponding Secretary in October 2000. Ms. Murtha was employed in the Finance Department for the Tribe from 1996 to 1998 and as a reporter and photographer for the Tribe’s Communication Department from 1998 to September 2000. Ms. Murtha held the position of Supervisor/Senior Accounting Analyst with Travelers Insurance Company from 1984 to 1992. Ms. Murtha serves as Tribal Council liaison for the Environmental Department of the Tribe.

Donald M. Chapman—Mr. Chapman was seated on the Management Board and was elected Treasurer in October 2000. Mr. Chapman retired from the United States Coast Guard at the rank of Commander. Following Mr. Chapman’s retirement, he held management positions with the Urban Mass Transportation Administration in Washington, D.C. Mr. Chapman was also employed as a stockbroker with Legg Mason & Company.

Shirley M. Walsh—Ms. Walsh has been the Recording Secretary of the Management Board and the Tribal Council since October 1995 and has been a member of the Management Board since July 1995. Ms. Walsh has worked for the Tribe in various capacities for almost eleven years. Prior to that time, she was employed for 13 years by a local certified public accountant. Ms. Walsh chaired the Tribal Election Committee from 1994 to 1995 and has served on several other committees for the Tribe.

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

Glenn R. LaVigne—Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut, and oversaw building and maintenance for Montville’s seven municipal buildings. Mr. LaVigne serves as council liaison for development and construction.

Maynard L. Strickland—Mr. Strickland has been a member of the Management Board since October 1995. Before that, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut, and Florida for 20 years.

William J. Velardo—Mr. Velardo currently serves as President and Chief Executive Officer of Mohegan Sun and has over 25 years of experience in the casino and hotel industry. Mr. Velardo has served as Mohegan Sun’s President and Chief Executive Officer since October 1999 and served as its Executive Vice President and General Manager from October 1995 to October 1999. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada, a casino, where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar’s Tahoe and Caesar’s Palace casinos.

Mitchell Grossinger Etess—Mr. Etess currently serves as Executive Vice President of Marketing at Mohegan Sun and has over 20 years of experience in the casino and hotel industry. Mr. Etess has served as Mohegan Sun’s Executive Vice President of Marketing since October 1999 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with the Authority, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann currently serves as Executive Vice President, Finance and the Chief Financial Officer of Mohegan Sun and has 12 years of experience in the casino and hotel industry. Mr. Hartmann has served as Mohegan Sun’s Executive Vice President of Finance and Chief Financial Officer since October 1999 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods, a casino located in Connecticut, from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Michael W. Bloom—Mr. Bloom has been the Senior Vice President of Marketing since March 1996 and has over 20 years of experience in the casino and hotel industry. Prior to his employment with the Authority, Mr. Bloom was Director of Marketing from May 1994 to February 1996 for the Casino Windsor and Northern Belle Casinos in Windsor, Ontario. Mr. Bloom also held several positions from 1984 to 1994 at the Tropicana in Atlantic City, where he was Director of Hotel Operations and Executive Director of Marketing Administration.

John A. Arnesen—Mr. Arnesen has been the Senior Vice President of Hotel Operations for the Authority since 1999 and has over 20 years of experience in the casino and hotel industry. Prior to joining Mohegan Sun, Mr. Arnesen was the Chief Operating Officer for Millamax Gaming & Hospitality in Fort Lauderdale, Florida, from 1996 to 1999 and served as President and Chief Operating Officer for Carnival Gaming & Hospitality in San Juan, Puerto Rico, from 1990 to 1996. Mr. Arnesen has also managed and directed hotel operations for Trump Taj Mahal Resorts and Resorts International in Atlantic City, New Jersey, and the Tropicana Resort in Las Vegas, Nevada.

Gary S. Crowder—Mr. Crowder has served as the Senior Vice President of Food and Beverage since April 2000 and has more than 30 years of experience in the hospitality industry. Prior to his employment with Mohegan Sun, he held the position of Vice President of Food and Beverage at the MGM Grand in Las Vegas from 1998 to 1999 and the Grand Casino in Mississippi from 1993 to 1995. Mr. Crowder has also served as Director of Food and Beverage at the Walt Disney World Dolphin Resort Hotel in Orlando, Bally’s Resort in Reno, Nevada, Resorts International in Atlantic City and Tropicana Casinos in Atlantic City.

Robert J. Soper—Mr. Soper serves as the Senior Vice President of Administration at Mohegan Sun. Mr. Soper has served in this position since June 2001. Prior to this position, Mr. Soper served as Senior Attorney for the Mohegan Tribe from 1997 to 2001.

Daniel W. Garrow—Mr. Garrow has over 30 years of experience in the information services industry and has served as Senior Vice President of Information Systems and Chief Information Officer since June 2002. Prior to joining Mohegan Sun in 1998, Mr. Garrow was the Management Information Director of the Oneida Indian Nation in Oneida, New York, from 1992 to 1998.

Audit Committee

All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. At this time, it has been determined by the Management Board that no member of the Audit Committee is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Audit Committee is comprised of members from the Management Board, which does not include a financial expert. However, the Chief Financial Officer of the Mohegan Tribe serves in an advisory capacity to the Audit Committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial and accounting officer. Our code of ethics is available on our website at www.mohegansun.com under “About Mohegan Sun/Investor Relations.”

If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive or principal financial and accounting officer, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

Item 11. Executive Compensation

Compensation of the Management Board

We do not directly compensate the individual members of the Management Board. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and as members of the Management Board. The members of the Management Board received the following amounts for their services as members of the Management Board for fiscal year 2003: Mr. Brown, $75,000; Mr. Schultz, $69,000; Ms. Fawcett, $66,000; Mr. Harris, $66,000; Mr. LaVigne, $65,000; Mr. Strickland, $66,000; Ms. Walsh, $65,000; Ms. Murtha, $55,000; and Mr. Chapman, $58,000. In addition, the Tribe pays life insurance premiums on behalf of each member of the Management Board to maintain life insurance on each member in the amount of $500,000.

Compensation of Executive Officers

Our President and Chief Executive Officer sets the compensation for executive officers other than himself and our two executive vice presidents. The compensation of our President and Chief Executive Officer and our two executive vice presidents has been determined in accordance with their employment agreements, which previously were approved by the Management Board in 1999. A description of these agreements is provided below. These agreements are also included as exhibits to this Annual Report on Form 10-K.

The following table sets forth the compensation paid to our President and Chief Executive Officer and each of the other four most highly compensated executive officers for fiscal year 2003, referred to collectively as the named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation						All Other Compensation(1)
		Salary		Bonus		Other Annual Compensation(2)		Life Insurance		401(k) Plan Matching Contributions		Retirement Plan Contributions
William J. Velardo President and Chief Executive Officer	2003 2002 2001	$ $ $	978,000 894,000 831,000	$ $ $	309,000 295,000 294,000	$ $ $	28,000 31,000 84,000	$ $ $	64,000 64,000 64,000	$ $ $	6,000 6,000 5,100	$ $ $	600 600 200
Mitchell Grossinger Etess Executive Vice President of Marketing	2003 2002 2001	$ $ $	573,000 564,000 522,000	$ $ $	188,000 179,000 183,000	$ $ $	13,000 14,000 40,000	$ $ $	30,000 30,000 30,000	$ $ $	6,000 6,000 5,100	$ $ $	600 600 200
Jeffrey E. Hartmann Executive Vice President, Finance and Chief Financial Officer	2003 2002 2001	$ $ $	542,000 530,000 472,000	$ $ $	178,000 170,000 174,000	$ $ $	11,000 12,000 32,000	$ $ $	24,000 24,000 24,000	$ $ $	6,000 6,000 5,100	$ $ $	600 600 200
Michael W. Bloom Senior Vice President of Marketing	2003 2002 2001	$ $ $	250,000 231,000 203,000	$ $ $	41,000 30,000 58,000	$ $ $	— — —	$ $ $	— — —	$ $ $	6,000 5,500 5,100	$ $ $	600 600 200
John A. Arnesen Senior Vice President of Hotel Operations	2003 2002 2001	$ $ $	228,000 209,000 197,000	$ $ $	41,000 30,000 62,000	$ $ $	16,000 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	600 600 200

1)	Represents our payment of premiums on life insurance policies for which the employee is the owner and beneficiary, employer matching contributions to our 401(k) plan and our contributions on the employee’s behalf to a non-contributory defined contribution plan, or the Retirement Plan.
2)	Represents our reimbursement for the payment of income taxes pertaining to certain life insurance benefits for our chief executive officer and executive vice presidents. Also includes $16,000 for the forgiveness of a loan issued to John Arnesen in a prior year including $6,000 for income tax reimbursements pertaining to the forgiveness of the loan.

Employment Agreements

On April 22, 1999, we entered into employment agreements with each of William J. Velardo, Mitchell Grossinger Etess and Jeffrey E. Hartmann. The term of each agreement runs until December 31, 2004, with automatic renewal for an additional term of five years unless either we or the employee provide notice to the other of an intention to terminate. Under the employment agreements, commencing on January 1, 2000, each of Messrs. Velardo, Etess and Hartmann is entitled to receive an annual salary of $800,000, $485,000 and $435,000, respectively. The annual salary is subject to an annual increase on each subsequent January 1, of no less than five percent of the then current annual salary. Each employee is also entitled to receive an annual bonus of not less that 33 1/3% of the base salary in effect for the period for which the annual bonus is paid.

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

These employment agreements further provide that the applicable employee may not, without our prior written consent, compete with us in specified states in the northeastern United States during the term of his employment and for a one-year period following a termination for cause or a voluntary termination of employment. Also, during this period, the applicable employee may not hire or solicit our other employees or encourage any such employees to leave employment with us. Under these employment agreements, the applicable employee may not disclose any of our confidential information while employed by us or thereafter. This confidentiality obligation will survive the termination of such employee’s employment and employment agreement.

On July 24, 2000 and January 5, 2001, we entered into employment agreements with John Arnesen and Michael Bloom, respectively. Under the employment agreements, Messrs. Arnesen and Bloom were entitled to receive base salaries of $175,000 and $201,600, respectively.

The employment agreements provide that if the employee is terminated for cause, then the employee will not be entitled to any further compensation. If the employee voluntarily terminates his employment and provides the required 60-day written notice, then we will pay the employee’s base salary for 60 days following the employee’s resignation, so long as the employee remains in compliance with all of the other covenants under the agreement. If the employee is terminated other than for cause, then the employee will receive his base salary for a one year period and a lump sum payment of $25,000 for relocation expenses.

The employment agreements further provide that the applicable employee may not, without our prior written consent, compete with us in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of his employment. Also, during this period, the applicable employee may not hire or solicit our other employees or encourage any such employees to leave employment with us. Under these employment agreements, the applicable employee may not disclose any of our confidential information while employed by us or thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions

Services Provided by the Tribe to the Authority

The Tribe provides governmental and administrative services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2003, 2002 and 2001, we incurred $13.1 million, $10.0 million and $10.9 million, respectively, of expenses for such services.

The Mohegan Tribal Utility Authority (an entity owned by the Tribe) was established by the Tribe in 1996 to provide utility services to the Tribe, its affiliated entities, which includes the Authority, and other tenants located on the reservation. The Authority purchases its utilities, including electricity, gas, water and sewer, from the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2003, 2002 and 2001, the Authority incurred costs of $16.7 million, $13.9 million and $7.1 million, respectively, for such utilities.

Leases by the Authority to the Tribe

Prior to October 1, 2000, we operated a retail outlet at Mohegan Sun and purchased goods for resale at this location from a limited liability company, Little People, LLC (an entity owned by the Tribe). For the fiscal year ended September 30, 2000, we purchased $348,000 of such goods from Little People, LLC. On October 1, 2000, the Tribe assumed the management of this retail outlet from us. We and Little People, LLC have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from us and purchased the remaining inventory from us. The Tribe paid us approximately $172,000 for such remaining inventory. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any base rent. We reimburse the Tribe for sales where patron Player’s Club points are utilized. The Authority reimbursed the Tribe for patron Player’s Club points in the amounts of $244,000, $241,000 and $3,000, for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. We are required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through MTIC Acquisitions, LLC, a Connecticut limited liability company owned by the Tribe, has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2003, 2002 and 2001, we expended $262,000, $353,000 and $386,000, respectively, related to these land lease agreements.

Distributions by the Authority to the Tribe

On August 7, 2001, the Tribe issued gaming authority priority distribution payment public improvement bond anticipation notes, or the series 2001 BANS. The series 2001 BANS were defeased by the Tribe’s subsequent issuance of series 2001 bonds. We have no obligations to make any payments under the series 2001 BANS or the series 2001 bonds. Debt service on the series 2001 bonds is paid by the Tribe from 95% of amounts received from us under the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the new credit facility. The priority distribution payments are limited obligations payable only to the extent of its net cash flows, as defined in the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or property. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. Our consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million for fiscal years ended September 30, 2003 and 2002 and $14.0 million for the fiscal year ended September 30, 2001. Our payment obligation under the relinquishment agreement is subordinated in right of payment to the minimum distribution payment as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

In compliance with the restrictive provisions of our credit facilities and indentures, we distributed to the Tribe $44.9 million, $27.0 million and $30.0 million, net of $15.1 million, $15.1 million and $14.0 million related to the priority distribution agreement, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

As of September 30, 2003, approximately 120 of our employees are members of the Tribe.

Services from Entities in Which Members Have an Interest

We engaged McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement, which expired in May 2001. For the fiscal years ended September 30, 2003, 2002 and 2001, we incurred $83,000, $372,000 and $175,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. We believe that the terms of this engagement are comparable to those that would pertain to an arm’s length engagement with an unaffiliated firm.

Service Provided by the Authority to the Tribe

In July 1999, the Tribe commenced construction of a public safety facility within the Eagleview Complex that services the Mohegan Reservation, including Mohegan Sun. We initially funded the construction and were subsequently reimbursed by the Tribe. We also have initially funded other Tribal projects and subsequently have been reimbursed by the Tribe, including the construction of a temporary Tribal office, construction of roads and improvements made to the Town of Montville wastewater collection and treatment facilities. As of September 30, 2003, we had incurred a total amount of $50.7 million for these projects, including the public safety spaces referred to above, which was reimbursed by the Tribe.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A(1). Financial Statements

The following financial statements and reports appear on pages F-2 through F-28 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Auditors

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2003 and 2002

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2003, 2002 and 2001

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A (3). Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

B. Reports on Form 8-K

During the period from July 1, 2003 through September 30, 2003 we filed the following reports on Form 8-K:

(1)	On July 1, 2003, we filed a report on Form 8-K reporting information under Item 9 announcing our preliminary operating results for the third quarter ending June 30, 2003.
(2)	On July 1, 2003, we filed a report on Form 8-K reporting information under Item 5 announcing that we had received the requisite consent of our lenders to prepay all or any portion of our existing notes in relation to our senior secured bank credit facility.
(3)	On July 9, 2003, we filed a report on Form 8-K reporting information under Item 5 announcing that we closed a Rule 144A private placement of $330.0 million, 6 3/8% senior subordinated notes due 2009 of which the net proceeds were used to repurchase substantially all of our outstanding 8 3/4% senior subordinated notes due 2009.
(4)	On July 15, 2003, we filed a report on Form 8-K reporting information under Item 9 that we had posted on our website our Slot Machine Statistical Report containing gross slot machine statistics on a monthly basis for the nine months ended June 30, 2003 and for the fiscal year 2002.
(5)	On July 18, 2003, we filed a report on Form 8-K under Item 5 announcing that, pursuant to our cash tender offer for our $300.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2009, we had purchased approximately $280.3 million principal amount representing 93% of the total principal amount of the notes.
(6)	On July 31, 2003, we filed a report on Form 8-K reporting information under Item 12 announcing our operating results for the quarter ended June 30, 2003.
(7)

On September 11, 2003 we filed a report on Form 8-K reporting information under Item 5, commencing a solicitation of consents from holders of our outstanding $200.0 million principal amount 8 1/8% senior notes due 2006, $150.0 million principal amount of 8 3/8% senior subordinated notes due 2011 and $250.0 million principal amount of 8% senior subordinated notes due 2012 to amend the indentures for the notes to conform to certain provisions of the indentures governing the notes to applicable provisions of our 6 3/8% senior subordinated notes due 2009. On September 24, 2003, we filed a report on 8-K under Item 5 further extending and amending the solicitation of consents. Again, on September 26, 2003, we filed a report on 8-K under Item 5 further extending and amending the solicitation of consents.

C. Exhibits

See A(3) above.

D. Financial Statement Schedules

See A(1) and A(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ MARK F. BROWN

Mark F. Brown Chairman, Management Board,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 16, 2003.

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

Report of Independent Auditors

To the Management Board

of Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiary (the “Authority”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2001, the Authority adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”).

/s/PricewaterhouseCoopers LLP

Hartford, CT
November 13, 2003

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$73,264	$85,017
Receivables, net	13,434	14,130
Due from Tribe	2,453	92
Inventories	13,822	14,314
Other current assets	15,379	5,890

Total current assets	118,352	119,443

Non-current assets:
Property and equipment, net	1,386,338	1,449,667
Trademark and other intangible assets, net	129,375	119,692
Other assets, net	24,446	25,253

Total assets	$1,658,511	$1,714,055

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$101,000
Current portion of relinquishment liability	85,865	79,764
Trade payables	15,202	11,234
Construction payables	1,360	28,823
Accrued interest payable	22,323	26,278
Other current liabilities	95,750	69,150

Total current liabilities	221,500	316,249

Non-current liabilities:
Long-term debt, net of current portion	1,101,649	1,052,173
Relinquishment liability, net of current portion	419,699	477,828
Other long-term liabilities	14,558	3,172

Total liabilities	1,757,406	1,849,422

Commitments and contingencies (Note 12)

Capital:
Retained deficit	(98,592)	(134,277)
Accumulated other comprehensive loss	(303)	(1,090)

Total capital	(98,895)	(135,367)

Total liabilities and capital	$1,658,511	$1,714,055

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended
	September 30, 2003	September 30, 2002	September 30, 2001
Revenues:
Gaming	$1,061,376	$958,617	$751,091
Food and beverage	87,040	75,062	49,508
Hotel	52,444	20,884	—
Retail, entertainment and other	79,654	66,497	59,009

Gross revenues	1,280,514	1,121,060	859,608
Less—Promotional allowances	(91,712)	(77,050)	(71,372)

Net revenues	1,188,802	1,044,010	788,236

Operating costs and expenses:
Gaming	606,344	550,085	400,673
Food and beverage	52,886	45,349	25,275
Hotel	12,910	5,239	—
Retail, entertainment and other	36,567	24,807	15,178
Advertising, general and administrative	169,349	138,005	90,946
Pre-opening costs and expenses	—	7,755	31,344
Depreciation and amortization	92,123	78,721	31,295
Relinquishment liability reassessment	(22,710)	(19,631)	(74,410)

Total operating costs and expenses	947,469	830,330	520,301

Income from operations	241,333	213,680	267,935

Other income (expense):
Accretion of discount to the relinquishment liability	(33,592)	(36,333)	(35,833)
Interest income	269	418	2,920
Interest expense, net of capitalized interest	(83,492)	(76,635)	(20,375)
Loss on early extinguishment of debt	(27,396)	—	—
Write-off of debt issuance costs	(403)	(826)	—
Other expense, net	(1,034)	(272)	(115)

Total other expense	(145,648)	(113,648)	(53,403)

Income from continuing operations	95,685	100,032	214,532
Loss from discontinued operations	—	—	(591)

Net income	$95,685	$100,032	$213,941

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	For the Fiscal Year Ended September 30, 2003		For the Fiscal Year Ended September 30, 2002		For the Fiscal Year Ended September 30, 2001
	Capital	Comprehensive Income	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(134,277)		$(192,177)		$(362,118)
Net income	95,685	$95,685	100,032	$100,032	213,941	$213,941

Distributions to Tribe	(60,000)		(42,132)		(44,000)

Retained deficit at September 30	(98,592)		(134,277)		(192,177)

Accumulated other comprehensive loss at October 1	(1,090)		(1,991)		—
Reclassification of derivative instrument losses to earnings		787		—		—
Unrealized gain (loss) on derivative instruments		—		901		(1,991)

Other comprehensive income (loss)	787	787	901	901	(1,991)	(1,991)

Comprehensive income		$96,472		$100,933		$211,950

Accumulated other comprehensive loss at September 30	(303)		(1,090)		(1,991)

Total capital ending balance at September 30	$(98,895)		$(135,367)		$(194,168)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	September 30, 2003	September 30, 2002	September 30, 2001
Cash flows provided by (used in) operating activities:
Net income	$95,685	$100,032	$213,941
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	92,123	78,721	31,295
Accretion of discount to the relinquishment liability	33,592	36,333	35,833
Cash paid for accretion of discount to the relinquishment liability	(34,277)	(36,207)	(32,637)
Relinquishment liability reassessment	(22,710)	(19,631)	(74,410)
Loss on early extinguishment of debt	27,396	6	—
Payment of tender offer costs	(23,044)	—	—
Change in fair value of derivative instruments	(2,994)	(1,254)	4,085
Loss on disposition of assets	1,040	265	116
Provision for losses on receivables	1,223	991	411
Amortization of debt issuance costs	6,687	6,602	4,536
Write-off of debt issuance costs	403	826	—
Amortization of deferred gain on sale of derivative instruments	(741)	—	—
Reclassification of derivative instrument losses to earnings	787	—	—
Changes in operating assets and liabilities:
Increase in operating assets, net	(6,299)	(3,037)	(12,006)
Increase in current liabilities	26,613	20,052	30,174

Net cash flows provided by operating activities	195,484	183,699	201,338

Cash flows provided by (used in) investing activities:
Purchase of property and equipment, net of change in construction payables of ($27,463), ($126,674) and $143,707, respectively	(57,740)	(351,417)	(585,035)
Investment in WNBA franchise (see Note 14)	(2,259)	—	—
Proceeds from asset sales	1,094	148	95
Issuance of tenant and other third-party loans	(500)	(1,181)	(1,078)
Payments received on tenant loans	117	195	—

Net cash flows used in investing activities	(59,288)	(352,255)	(586,018)

Cash flows provided by (used in) financing activities:
Old Bank Credit Facility borrowings	35,000	258,000	348,000
Old Bank Credit Facility repayments	(286,000)	(265,000)	(90,000)
New Bank Credit Facility borrowings – revolving loan	206,000	—	—
New Bank Credit Facility repayments – revolving loan	(140,000)	—	—
New Bank Credit Facility borrowings – term loan	100,000	—	—
Line of credit borrowings	67,000	10,000	—
Line of credit repayments	(67,000)	(10,000)	—
Proceeds from issuance of long-term debt	330,000	250,000	150,000
Payments on long-term debt	(294,759)	—	—
Principal portion of relinquishment liability payments	(28,633)	(14,911)	(9,658)
Distributions to Tribe	(60,000)	(42,132)	(44,000)
Capitalized debt issuance costs	(10,570)	(7,416)	(6,314)
Payments on capital lease obligations	—	(1,520)	(4,877)
Net proceeds from sale of derivative instruments	1,072	2,173	—
Increase (decrease) in other long-term liabilities	(59)	95	82

Net cash flows provided by (used in) financing activities	(147,949)	179,289	343,233

Net increase (decrease) in cash and cash equivalents	(11,753)	10,733	(41,447)
Cash and cash equivalents at beginning of year	85,017	74,284	115,731

Cash and cash equivalents at end of year	$73,264	$85,017	$74,284

Supplemental disclosures:
Cash paid during the year for interest	$84,716	$70,715	$50,031

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, (“IGRA”), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

On January 27, 2003, the Authority created a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”), for the purpose of acquiring a membership in the Women’s National Basketball Association (“WNBA”) and the right to own and operate a professional basketball team in the WNBA. Refer to Note 14 for a further discussion of the Authority’s investment in a WNBA franchise.

NOTE 2—DISCONTINUED OPERATIONS:

On November 29, 2000, the Authority discontinued bingo operations in order to build the Hall of the Lost Tribes, a smoke-free slot machine venue. Pursuant to Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of the Authority have been restated to reflect the disposition of bingo operations as discontinued operations. Accordingly, the revenues, costs and expenses have been excluded from the captions in the Consolidated Statements of Income and have been reported as “Loss from discontinued operations.” The loss for fiscal year 2001 relates to severance pay and disposal of bingo inventory.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Authority and its wholly owned subsidiary, MBC. In consolidation, all intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Authority classifies as cash and cash equivalents deposits that can be redeemed on demand and investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

Receivables

Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino customers, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the customer. Future business or economic trends could affect the collectibility of these receivables.

Inventories

Inventories are stated at the lower of cost or market and consist principally of food and beverage, retail, and operating supplies. Cost is determined using an average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years

Furniture and equipment	3-7 years

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income. Interest incurred for construction related projects during the construction period is capitalized at the Authority’s weighted-average borrowing rate and amortized over the life of the related asset.

In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Consolidated Statement of Income. The Authority believes no such impairment exists at September 30, 2003.

Trademark

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

	As of September 30,
	2003	2002
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

The Authority adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. With the adoption of SFAS 142, the Authority no longer records amortization of the trademark. For the fiscal year ended September 30, 2001, the Authority recorded $3.4 million related to the amortization of the trademark. The Authority applied the fair value test as of September 30, 2003 and 2002 and determined that no impairment existed. Had SFAS 142 been in effect, the Authority’s results would have been as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Net income	$95,685	$100,032	$213,941
Trademark amortization	—	—	3,436

As adjusted net income	$95,685	$100,032	$217,377

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, an independent valuation firm estimated a fair value for the player roster value, which is recorded as an intangible asset on the accompanying consolidated balance sheet, and the remainder of the acquisition cost has been recorded as franchise value, which is also included on the accompanying consolidated balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives. Refer to Note 14 for further discussion regarding the Authority’s accounting for these assets. In accordance with SFAS 144, the Authority believes no impairment of these intangible assets exists at September 30, 2003.

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method or the straight-line method, which approximates the effective interest method. The unamortized amounts are included in other assets in the accompanying consolidated balance sheets.

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed at each balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation, unemployment and employee medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. In estimating these costs, the Authority considers historical loss experience and makes judgments about the expected levels of costs per claim. The Authority also uses information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, state unemployment eligibility laws, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Relinquishment Liability

The Authority, in accordance with SFAS No. 5 “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 13). The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increases in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”) and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, promissory notes and bank financing facilities approximate fair value.

The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2003	2002
8 1/8 Senior Notes	$215.5	$206.3
1999 8 3/4% Senior Subordinated Notes	$5.6	$310.9
2001 8 3/8% Senior Subordinated Notes	$162.9	$153.4
2002 8% Senior Subordinated Notes	$269.1	$252.5
2003 6 3/8% Senior Subordinated Notes	$332.9	$—

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2003.

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

Promotional Allowances

The Authority operates the Mohegan Sun complimentary program in which food and beverage, hotel, retail, entertainment and other services are provided to guests based on points that are earned through the Mohegan Sun Player’s Club. The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances, except for the redemption at third party tenant restaurants and the Shops at Mohegan Sun, which are charged directly to gaming expenses.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Food and beverage	$31,140	$29,417	$25,841
Hotel	18,482	8,069	—
Retail, entertainment and other	42,090	39,564	45,531

Total	$91,712	$77,050	$71,372

The estimated cost of providing such promotional allowances was included in gaming expenses as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2003	2002	2001
Food and beverage	$29,898	$29,269	$29,198
Hotel	7,026	4,393	—
Retail, entertainment and other	32,910	31,279	33,626

Total	$69,834	$64,941	$62,824

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2001, the EITF released Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“ EITF 01-9’). The purpose of this Issue is to codify EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 01-9 requires that discounts resulting from a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. Additionally, cash or equivalent amounts provided or returned to customers as part of a transaction are not to be shown as an expense, but instead as a reduction to the related revenue.

The Authority records free or discounted food and beverage and other services in accordance with EITF 01-9. The Authority offers cash inducements and discounts on patron losses in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $930,000 and $547,000 relating to discounts provided on patron losses for fiscal years ending September 30, 2003 and 2002, respectively, and $306,000 and $459,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2003 and 2002, respectively. There were no discounts provided on patron losses or Player’s Club points redeemed for cash for the fiscal year ended September 30, 2001.

Gaming Expenses

Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut (see Note 12), expenses associated with slot operations, table games, poker, keno and racebook expenses, certain marketing expenses, and promotional expenses for the redemption of Mohegan Sun Player’s Club points at outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2003, 2002 and 2001 were $37.7 million, $34.4 million and $29.3 million, respectively. Prepaid advertising on the Authority’s balance sheet at September 30, 2003 and 2002 was $71,000 and $204,000, respectively.

Pre-Opening Costs and Expenses

For the fiscal years ended September 30, 2002 and 2001, pre-opening costs and expenses consisted primarily of direct incremental personnel costs, marketing and advertising expenses related to Project Sunburst, which was substantially completed in June 2002. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on its bank credit facility and the fixed interest rates on the Authority’s senior notes and senior subordinated notes. The Authority’s objective in managing interest rate risk is to achieve the lowest possible cost of debt for the Authority, manage volatility in the effective cost of debt and match debt service requirements to projected cash flows from assets. The Authority does not believe that there is any material risk exposure with respect to derivative instruments it currently holds. The Authority continually monitors these exposures and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value.

In order for derivative instruments to qualify for hedge accounting in accordance with SFAS 133 and be considered effective, the underlying hedged item must expose the Authority to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Authority’s exposure to market fluctuation throughout the hedge period. When these criteria are not met, the instrument is considered to be ineffective and a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. The Authority excludes the change in the time value of money when assessing the effectiveness of the hedging relationships. All derivatives are evaluated quarterly.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments entered into by the Authority which qualify for hedge accounting are designated as either a fair value hedge or a cash flow hedge:

•	A fair value hedge is a hedge of the fair value of a recognized asset or liability. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the consolidated income statement by changes in the fair value of the item being hedged. Gains and losses on these hedges are capitalized as part of the original debt instrument and, upon termination, are amortized and recorded as a reduction in interest expense over the remaining term of the item being hedged.

•	A cash flow hedge is a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on cash flow hedge transactions reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item.

Net interest paid or received pursuant to derivative instruments is included as a component of interest expense in the period earned. Pending interest settlements earned on derivative instruments held at the end of a period are also included as a component of interest expense and recorded in other current assets on the consolidated balance sheet. In addition, current and long-term portions of the fair value of derivative instruments held are separately recorded on the consolidated balance sheet. The current portion is based on estimated interest settlements for the subsequent one-year period for derivative instruments held and the long-term portion is based on estimated interest settlements through the remaining maturity of the instruments. These estimates are based on forward-looking LIBOR curves at the consolidated balance sheet date.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the relinquishment liability, the liability associated with the unredeemed Player’s Club points and employee medical coverage, State of Connecticut unemployment and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal year 2002 and 2001 consolidated financial statements have been reclassified to conform to the fiscal year 2003 presentation.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“SFAS 145”). The key provision of SFAS 145 rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. The Authority adopted SFAS 145 on October 1, 2002. In accordance with SFAS 145, the Authority recorded a loss on early extinguishment of debt as a component of income from continuing operations in its fiscal 2003 consolidated statement of income. Refer to Note 8 for further discussion regarding the early extinguishment of debt.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by SFAS 146 include, lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Authority adopted SFAS 146 on January 1, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements related to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure of guarantees is required for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and measurement will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Authority adopted the disclosure requirements for guarantees during the quarter ended December 31, 2002 and adopted the recognition and measurement requirements during the quarter ended March 31, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In October 2003, the FASB deferred the latest date by which FIN 46 must be applied, to the first reporting period ending after December 15, 2003. The Authority does not believe the adoption of this standard will affect the Authority’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Authority adopted SFAS 149 on July 1, 2003. The adoption of this standard did not affect the Authority’s financial position, results of operations or cash flows.

NOTE 4—CASH AND CASH EQUIVALENTS:

At September 30, 2003 and 2002, the Authority had cash and cash equivalents of $73.3 million and $85.0 million, respectively, of which, $13.2 million and $24.6 million, respectively, were invested in deposits that could be redeemed on demand and investments with original maturities of less than three months when purchased. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

NOTE 5—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2003	2002
Gaming	$7,077	$6,709
Hotel	925	3,418
Other	7,127	5,244

Subtotal	15,129	15,371
Allowance for doubtful accounts	(1,695)	(1,241)

Receivables, net	$13,434	$14,130

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2003	2002
Land	$28,581	$28,581
Land improvements	44,119	44,119
Buildings and improvements	1,229,921	1,226,486
Furniture and equipment	311,082	301,124
Construction in process	6,455	5,962

Subtotal	1,620,158	1,606,272
Less: accumulated depreciation	(233,820)	(156,605)

Property and equipment, net	$1,386,338	$1,449,667

For the fiscal years ended September 30, 2003, 2002 and 2001 depreciation expense totaled $91.5 million, $78.6 million and $27.8 million, respectively. Capitalized interest totaled $12.4 million and $40.7 million for the fiscal years ended September 30, 2002 and 2001, respectively. There was no capitalized interest for the fiscal year ended September 30, 2003.

NOTE 7—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2003	2002
Prepaid expenses	$4,874	$3,729
Accrued interest settlement earned on derivative instruments	2,080	—
Fair market value of derivative instruments held, current portion	5,343	—
Non-qualified deferred compensation	3,082	2,161

Total other current assets	$15,379	$5,890

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2003	2002
Accrued payroll and related taxes and benefits	$34,639	$28,852
Slot win contribution payable (Note 12)	16,019	14,985
Other	45,092	25,313

Total other current liabilities	$95,750	$69,150

NOTE 8—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	As of September 30,
	2003	2002
Old Bank Credit Facility	$—	$251,000
New Bank Credit Facility	166,000	—
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes	5,241	300,000
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	—
WNBA Promissory Note	8,000	—

Subtotal	1,109,241	1,151,000
Deferred gain on derivative instruments sold	2,504	2,173
Fair market value of derivative instruments held	(9,096)	—

Total debt	$1,102,649	$1,153,173

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the Authority’s debt as of September 30, 2003 are as follows (in thousands):

Fiscal Year	Long-Term Debt Maturities
2004	1,000
2005	17,667
2006	234,334
2007	34,334
2008	83,665
Thereafter	738,241

Total	1,109,241

Old Bank Credit Facility

On March 25, 2003, the Authority repaid the entire $251.0 million outstanding under its reducing, revolving, collateralized credit facility (the “Old Bank Credit Facility”). As of March 25, 2003, the Old Bank Credit Facility was terminated and related unamortized debt issuance costs of $403,000 were written off.

New Bank Credit Facility

On March 25, 2003, the Authority entered into an Amended and Restated Loan Agreement (the “New Bank Credit Facility”), for up to $391.0 million from a syndicate of 12 financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The New Bank Credit Facility replaces the Old Bank Credit Facility and is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the New Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of September 30, 2003, this amount totaled $350,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the New Bank Credit Facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority had $224.7 million available for borrowing under the revolving loan as of September 30, 2003.

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The New Bank Credit Facility includes other covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions. The non-financial covenants in the New Bank Credit Facility include requirements that:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread, which is based on the Authority’s Total Leverage Ratio, as defined in the New Bank Credit Facility at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of September 30, 2003, the Authority had no base rate loans. Accrued interest on the New Bank Credit Facility was $64,000 at September 30, 2003.

The initial advances under the New Bank Credit Facility were LIBOR based advances and were comprised of the full $100.0 million term loan and advances of $121.0 million and $30.0 million under the revolving loan. The proceeds of the initial advances were used to repay the entire outstanding $251.0 million indebtedness under the Old Bank Credit Facility. All outstanding advances are based on one-month LIBOR plus the applicable spread. As of September 30, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

In June 2003, the Authority received the requisite consent of its lenders for Amendment No. 1 to the New Bank Credit Facility. The amendment permitted, among other things, the repurchase of all or any portion of the Authority’s outstanding indebtedness under the 1999 senior subordinated notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which in the aggregate may not exceed $35.0 million.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the New Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. As of September 30, 2003 and 2002, accrued interest on the Senior Notes was $4.1 million.

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The first call date for the 1999 Senior Subordinated Notes is January 1, 2004. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the 1999 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. As of September 30, 2003 and September 30, 2002, accrued interest on the 1999 Senior Subordinated Notes was $115,000 and $6.6 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 19, 2003, the Authority commenced a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior Subordinated Notes, at a price of 107.75% of the principal amount tendered. The tender offer closed in July 2003. As part of the tender offer, the Authority received consent to certain proposed amendments to the indenture governing the 1999 Senior Subordinated Notes. The aggregate amount paid for the tendered 1999 Senior Subordinated Notes was $302.5 million, representing an original principal amount tendered of approximately $280.3 million. This amount included a tender and consent solicitation premium of $21.7 million and accrued interest of $545,000. An aggregate principal amount of $14.5 million of the 1999 Senior Subordinated Notes remained after the tender offer and were repurchased in a separate transaction at a price of 107.75% of the principal amount, resulting in a total payment of $15.7 million, including a premium payment of $1.1 million and accrued interest of $99,000. The Authority recorded a loss on early extinguishment of debt pertaining to this transaction of $27.4 million in its fiscal 2003 consolidated statement of income. The loss was comprised of an aggregate tender premium amount of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs totaling approximately $200,000. An aggregate principal amount of $5.2 million of the 1999 senior subordinated notes remained outstanding as of September 30, 2003.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Old Bank Credit Facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. As of September 30, 2003 and 2002, accrued interest on the 2001 Senior Subordinated Notes was $3.1 million.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Old Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. As of September 30, 2003 and September 30, 2002, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million and $12.3 million, respectively.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment scheduled for January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the remaining 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC. In September 2003, the Authority commenced an offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. The exchange offer was completed subsequent to fiscal year-end with all outstanding notes being exchanged. As of September 30, 2003, accrued interest on the 2003 Senior Subordinated Notes was $4.8 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants that we and the Tribe must comply with. The financial covenants include the limitation of restricted payments and the incurrence of indebtedness, while the non-financial covenants relate to reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2003, both we and the Tribe were in compliance with all of our and their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, are required to be paid to the WNBA on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of September 30, 2003, accrued interest on the WNBA Note was $150,000. Refer to Note 14 for a further discussion of the Authority’s investment in a WNBA franchise. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC.

Line of Credit

On March 24, 2003, the Authority voluntarily terminated its $25.0 million revolving loan agreement with Fleet National Bank. On June 27, 2003, the Authority entered into a new $25.0 million revolving loan agreement with Fleet National Bank, (the “Line of Credit”). At the Authority’s option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in June 2004. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of September 30, 2003, the Authority was in compliance with all covenant requirements in the Line of Credit. As of September 30, 2003, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only.

Derivative instruments held by the Authority at September 30, 2003 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest rate swaps on 2001 senior subordinated notes due 2011
Six-month LIBOR plus
363 basis points	July 1, 2011	$35,000	$475
Six-month LIBOR plus
364 basis points	July 1, 2011	35,000	454

Interest rate swaps on 2003 senior subordinated notes due 2009
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(1,995)
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(1,984)
Six-month LIBOR plus
297 basis points	July 15, 2009	82,500	(2,019)
Six-month LIBOR plus
298 basis points	July 15, 2009	82,500	(1,947)

		$400,000	$(7,016)

Accrued interest settlement earned on derivative instruments			(2,080)

Total			$(9,096)

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six-month LIBOR was 1.18% on September 30, 2003.

On July 10, 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. On July 29, 2003, the Authority entered into two other interest rate swap agreements, each based on six-month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority makes payments on the variable interest rate provided by the derivative instrument and receives payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. The fair market value asset (liability) of the interest rate swap agreements of ($9.6 million) and $500,000 have adjusted the carrying value of the 2003 and 2001 Senior Subordinated Notes, respectively, as of September 30, 2003. The Authority has classified the net fair market value liability of $9.1 million into its current and non-current components on the consolidated balance sheet, which resulted in $5.3 million recorded to other current assets and $14.4 million recorded to other long-term liabilities. An estimate of $2.1 million for accrued interest settlements earned on these derivative instruments through September 30, 2003 has been recorded as an offset to interest expense and is included in other current assets in the consolidated balance sheet.

On March 25, 2003, the Authority terminated an interest rate cap entered into in March 2000 related to the Old Bank Credit Facility. This instrument qualified for hedge accounting and was designated as a cash flow hedge. The interest rate cap had no value at termination and therefore there was no gain or loss recognized.

On March 18, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 418 basis points and 420 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. The Authority elected not to use hedge accounting for these interest rate swap agreements, and accordingly, all gains and losses resulting from changes in the fair market value of the derivative instruments were recognized in the Authority’s consolidated statements of income as a component of interest expense. On May 9, 2003, the Authority sold these derivative instruments and recorded the proceeds to the Authority of $485,000 as an offset to interest expense.

On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. On March 10, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes. For the year ended September 30, 2003, the Authority recorded amortization of $72,000 as an offset to interest expense and expects to record approximately $129,000 as an offset to interest expense over the next twelve months.

In September 2002, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 522 basis points and 486 basis points, respectively, and hedging $100.0 million of the Senior Notes and $100.0 million of the 1999 Senior Subordinated Notes, respectively. In November 2002, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 490 basis points and 495 basis points, respectively, and each hedging $50.0 million of the Senior Notes. In February 2003, the Authority terminated these four interest rate swap agreements that did not qualify for hedge accounting in accordance with SFAS 133, as amended. For the year ended September 30, 2003, the Authority recorded a gain of $3.0 million representing the change in the fair value of the instruments and recorded the proceeds of $177,000 at termination as an offset to interest expense.

In September 2002, the Authority modified an interest rate swap and interest rate collar agreement, which were designated as cash flow hedges. The resulting fair market value liability at the date of modification is being reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. For the fiscal year ended September 30, 2003, the Authority reclassified approximately $787,000 of the fair market value liability into interest expense and expects to reclassify approximately $303,000 of the fair market value liability into interest expense over the next twelve months.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the Senior Notes and two instruments each hedging $50.0

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of the Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the Senior Notes. For the year ended September 30, 2003, the Authority recorded amortization of $669,000 as an offset to interest expense and expects to record approximately $669,000 as an offset to interest expense over the next twelve months.

The aggregate fair market value change of the Authority’s derivative instruments not accounted for under hedge accounting was $3.0 million and $1.3 million, each recorded as an offset to interest expense, and $4.1 million, recorded as an increase to interest expense, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The Authority also recorded a reduction to interest expense of $4.1 million for the fiscal year ended September 30, 2003 compared to an increase to interest expense of $4.0 million and $376,000 for the fiscal years ended September 30, 2002 and 2001, respectively, related to actual and estimated accrued interest settlements on the Authority’s derivative instruments. As of September 30, 2002, derivative instruments having an aggregate fair market value liability of $3.0 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers’ compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2004. The Authority also has a $100,000 uncollateralized letter of credit that expires in March 2004. As of September 30, 2003, no amounts were drawn on the letters of credit.

NOTE 9—LEASES:

At September 30, 2001, the Authority was obligated under capital leases to make future minimum lease payments of $1.6 million, of which $54,000 represented interest. These capital leases consisted principally of furniture and equipment, and the depreciation of these assets was included in total depreciation and amortization on the Authority’s Consolidated Statement of Income. In October and November 2001, the Authority repaid the total obligation under the capital leases.

The Authority leases space to certain tenants in the Shops at Mohegan Sun. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Arena. Minimum future rental income on non-cancelable leases expected to be received by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Minimum future rental income	$3,110	$3,290	$3,270	$2,156	$2,189	$8,622	$22,637

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun. As of September 30, 2003 and 2002, outstanding tenant loans were $1.8 million and $2.0 million, respectively. These loans mature in periods between three and ten years. These amounts have been included in other assets in the accompanying consolidated balance sheets.

NOTE 10—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2003, 2002 and 2001, the Authority incurred $13.1 million, $10.0 million and $10.9 million, respectively, of expenses for such services.

The Authority and Little People, LLC (an entity owned by the Tribe) have entered into a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on September 30,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any rent. The Authority reimburses the Tribe for sales where patron Player’s Club points are utilized. The Authority reimbursed the Tribe for patron Player’s Club points in the amounts of $244,000, $241,000 and $3,000, for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the fiscal years ended September 30, 2003, 2002 and 2001, the Authority expensed $262,000, $353,000 and $386,000, respectively, relating to these land lease agreements.

The Mohegan Tribal Utility Authority (an entity owned by the Tribe) was established by the Tribe in 1996 to provide utility services to the Tribe, its affiliated entities, which includes the Authority, and other tenants located on the reservation. The Authority purchases its utilities, including electricity, gas, water and sewer, from the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2003, 2002 and 2001, the Authority incurred costs of $16.7 million, $13.9 million and $7.1 million, respectively, for such utilities.

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

As of September 30, 2003, approximately 120 employees of the Authority were members of the Tribe.

The Authority engages McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2003, 2002 and 2001, the Authority incurred $83,000, $372,000 and $175,000, respectively, for such services provided by McFarland Johnson. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement are comparable to those that would pertain to an arms length engagement with an unaffiliated firm.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal rental under the lease (see Note 12). The lease has an initial term of 25 years and it is renewable for an additional 25-year term upon expiration.

NOTE 11—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 15% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their eligible compensation. The Authority recorded matching contributions, net of forfeitures, of approximately $3.6 million, $3.7 million and $2.7 million to this plan for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2003, 2002 and 2001, employee contributions, net of withdrawals, and changes in fair value of investments totaled $921,000, $658,000 and $657,000, respectively.

The Authority sponsors a retirement plan (the “Retirement Plan”) for all employees under the provisions of Section 401(a) of the Internal Revenue Code. The Retirement Plan was effective July 2, 2001. Contributions to the Retirement Plan by the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authority are discretionary. Since, inception of the plan, contributions have been allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible after 90 days of employment and become fully vested after seven years of credited service. For the fiscal years ended September 30, 2003, 2002 and 2001, the Authority has contributed $4.5 million, $3.9 million and $986,000, net of forfeitures, to the Retirement Plan, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $194.3 million, $179.6 million and $144.6 million, respectively, for the fiscal years ended September 30, 2003, 2002 and 2001. As of September 30, 2003, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.0 million.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $15.1 million for fiscal years ended September 30, 2003 and 2002 and $14.0 million for the fiscal year ended September 30, 2001.

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. Additionally, the Tribe agreed to make a one-time payment of $3.0 million towards infrastructure improvements to the Town’s water system. The Tribe assigned its rights and obligations in the agreement with the Town of Montville to the Authority. As of September 30, 2002, the Authority fulfilled the obligation to make a one-time payment of $3.0 million for improvements to the municipal water system, which has been included in other assets in the accompanying consolidated balance sheets and is being amortized over 40 years.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Radio Station Guarantee

In June 2001, the Authority entered into an agreement with AAA Entertainment, LLC (“AAA”) to operate the radio station WMOS on the premises of Mohegan Sun. The Authority consented to the assignment of this agreement, including all terms and conditions of the agreement, to Citadel Broadcasting Company (“Citadel”) in April 2003. The term of the agreement shall expire on the earliest of (a) the closing of or the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse Citadel $600,000 less the actual net revenue. Citadel will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to make under the initial term of the agreement is $400,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. Payments to either Citadel or AAA under this agreement totaled $166,000 and $104,000 for the fiscal years ended September 30, 2003 and 2002, respectively.

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

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which includes the New Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 3).

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2003, the carrying

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of the relinquishment liability was $505.6 million as compared to $557.6 million at September 30, 2002. The decrease during the fiscal year ended September 30, 2003 is due to $62.9 million in relinquishment payments, offset by $33.6 million for the accretion of discount to the relinquishment liability and $22.7 million for a relinquishment liability reassessment adjustment. Of the $62.9 million in relinquishment payments, $28.6 million represents payment of principal and $34.3 million represents payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2002, the Authority paid $51.1 million in relinquishment payments, consisting of $14.9 million in principal amounts and $36.2 million for the payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2001, the Authority paid $42.3 million in relinquishment payments, consisting of $9.7 million in principal amounts and $32.6 million for the payment of the accretion of discount to the relinquishment liability. The accretion of the relinquishment liability discount resulted from the impact of the discount for the time value of money. The relinquishment liability reassessment adjustment of $22.7 million, $19.6 million and $74.4 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, resulted from revised revenue projections as of the end of the current year compared to estimates of revenue projections as of the end of the prior year on the determination of the relinquishment liability. In fiscal years 2003, 2002 and 2001, the Authority reviewed current revenue forecasts and reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected our revenues and future competition from potential additional Native American and commercial casinos in the northeastern gaming market. At September 30, 2003 and September 30, 2002, relinquishment payments earned but unpaid were $17.3 million and $16.3 million, respectively.

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

Payment of the Development Fee

Under the Development Agreement, the Authority is required to pay to TCA a development fee of $14.0 million. Pursuant to the payment schedule described in the Development Agreement, on January 15, 2000, the Authority began paying the development fee to TCA on a quarterly basis, based upon the estimated percentage of completion of Project Sunburst. As of September 30, 2003, the Authority had incurred $14.0 million related to the TCA development fee, of which $13.9 million has been paid. All amounts incurred have been included in property and equipment, net in the accompanying consolidated balance sheets.

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

NOTE 14– INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of acquiring a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the New Bank Credit Facility and senior and senior subordinated notes. Refer to Note 15 for condensed consolidating financial information of the Authority and MBC.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued the WNBA Note for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to adjustment for certain revenue thresholds, are required to be paid on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of September 30, 2003, accrued interest on the WNBA Note was $150,000.

MBC recorded an aggregate investment of $10.3 million for the acquisition, of which $10.0 million represents the purchase price and $259,000 pertains to capitalized purchase costs. As part of the acquisition, an independent valuation firm estimated the fair value of the player roster at approximately $4.8 million, and the remaining $5.5 million was recorded as franchise value. The player roster value is being amortized over seven years. As of September 30, 2003, accumulated amortization on the player roster value was $454,000. The franchise value is being amortized over thirty years. As of September 30, 2003, accumulated amortization on the franchise value was $122,000. For the year ended September 30, 2003, amortization expense associated with these intangible assets totaled $576,000.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2003, there were no cash capital contributions required by WNBA, LLC.

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and certain of its senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Financial statement information for fiscal year 2002 is also not presented below due to the formation of MBC in January 2003. Condensed consolidating financial statement information for the Authority and MBC, relating to fiscal year September 30, 2003, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,386,130	$208	$—	$1,386,338
Other assets, net	265,199	10,492	(3,518)	272,173

Total assets	$1,651,329	$10,700	$(3,518)	$1,658,511

LIABILITIES AND CAPITAL
Other current liabilities	$219,500	$5,518	$(3,518)	$221,500
Long-term debt, net of current portion	1,094,649	7,000	—	1,101,649
Relinquishment liability, net of current portion	419,699	—	—	419,699
Other long-term liabilities	14,558	—	—	14,558
Investment in subsidiary	1,818	—	(1,818)	—

Total liabilities	1,750,224	12,518	(5,336)	1,757,406
Total capital	(98,895)	(1,818)	1,818	(98,895)

Total liabilities and capital	$1,651,329	$10,700	$(3,518)	$1,658,511

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Fiscal Year Ended September 30, 2003
	Authority	MBC (1)	Consolidating Adjustments	Consolidated Total
Net revenues	$1,186,043	$3,252	$(493)	$1,188,802
Operating costs and expenses:
Gaming and other operations	706,379	2,821	(493)	708,707
Advertising, general and administrative	167,843	1,506	—	169,349
Depreciation and amortization	91,528	595	—	92,123
Relinquishment liability reassessment	(22,710)	—	—	(22,710)

Total operating costs and expenses	943,040	4,922	(493)	947,469

Income (loss) from operations	243,003	(1,670)	—	241,333
Accretion of discount to the relinquishment liability	(33,592)	—	—	(33,592)
Loss on early extinguishment of debt	(27,396)	—	—	(27,396)
Interest expense, net	(83,342)	(150)	—	(83,492)
Equity interest	(1,818)	—	1,818	—
Other income (expense), net	(1,170)	2	—	(1,168)

Net income (loss)	$95,685	$(1,818)	$1,818	$95,685

(1)	Period from date of inception (January 27, 2003) to September 30, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2003
	Authority	MBC (1)	Consolidating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$192,425	$3,059	$—	$195,484

Net cash flows used in investing activities	(56,803)	(2,485)	—	(59,288)

Old Bank Credit Facility repayments	(286,000)	—	—	(286,000)
New Bank Credit Facility borrowings –revolving loan	206,000	—	—	206,000
Proceeds from issuance of long-term debt	330,000	—	—	330,000
Payments on long-term debt	(294,759)	—	—	(294,759)
Other cash flows provided by financing activities	(103,190)	—	—	(103,190)

Net cash flows used in financing activities	(147,949)	—	—	(147,949)

Net increase (decrease) in cash and cash equivalents	(12,327)	574	—	(11,753)
Cash and cash equivalents at beginning of period	85,017	—	—	85,017

Cash and cash equivalents at end of period	$72,690	$574	$—	$73,264

(1)	Period from date of inception (January 27, 2003) to September 30, 2003.

SCHEDULE II

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 and 2001

(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance beginning of period	Charged to costs and expenses (income)	Charged to other accounts	Deductions from reserves(1)	Balance at end of period
Description:
Fiscal Year Ended September 30, 2003
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$1,241	$1,223	$—	$769	$1,695

Fiscal Year Ended September 30, 2002
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$765	$991	$—	$515	$1,241

Fiscal Year Ended September 30, 2001
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$736	$411	$—	$382	$765

Note (1): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the 2003 Form S-4, and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.5	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4, and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.7 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.8	Second Supplemental Indenture, dated as of July 1, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.8 to the June 2003 10-Q, and incorporated by reference herein).

4.9	Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.10	Senior Subordinated Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4, and incorporated by reference herein).

4.11	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.12	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.13	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.14	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.15	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.16	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.18	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

4.19	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.21	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

Exhibit No.	Description
10.7	Development Services Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.15 to the 1998 Form 10-K, and incorporated herein by reference).

10.8	Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.9	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein).

10.10	Mohegan Retirement Plan dated as July 30, 2001 between the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed as Exhibit 10.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 19, 2002 (the “2002 Form 10-K), and incorporated by reference herein).

10.11	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

10.12	Administrative Services Agreement between the Mohegan Tribal Gaming Authority and Fleet Retirement Plan A Services, dated July 30, 2001 (filed as Exhibit 10.2 to the June 2001 10-Q, and incorporated by reference herein).

10.13	Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions, dated July 9, 1999 (filed as Exhibit 10.21 to the 2002 Form 10-K, and incorporated by reference herein).

10.14	General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed as Exhibit 10.22 to the 2002 Form 10K, and incorporated by reference herein).

10.15	Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed as Exhibit 10.14 to the 1999 Form S-4, and incorporated by reference herein).

10.16	Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.15 to the 1999 Form S-4, and incorporated by reference herein).

10.17	Employment Agreement, dated April 21, 1999, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.16 to the 1999 Form S-4, and incorporated by reference herein).

10.18	Employment Agreement, dated July 24, 2000, by and between the Mohegan Tribal Gaming Authority and John Arnesen (filed as Exhibit 10.20 to the Authority’s Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, filed with the SEC on November 12, 2002 (the “2001 10-K/A”), and incorporated by reference herein).

10.19	Employment Agreement, dated January 5, 2001, by and between the Mohegan Tribal Gaming Authority and Michael Bloom (filed as Exhibit 10.21 to the 2001 10-K/A, and incorporated by reference herein).

10.20	Employment Agreement, dated June 14, 2000, by and between the Mohegan Tribal Gaming Authority and Gary Crowder (filed as Exhibit 10.22 to the 2001 10-K/A, and incorporated by reference herein).

Exhibit No.	Description
10.21	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein).

10.22	Employment Agreement, dated June 23, 2000, by and between the Mohegan Tribal Gaming Authority and Daniel Garrow (filed as Exhibit 10.32 to the 2002 Form 10K, and incorporated by reference herein).

10.23	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.24	Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed file with the SEC on March 27, 2003, and incorporated by reference herein).

10.25	Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on July 1, 2003, and incorporated by reference herein).

10.26	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.27	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).