Form 10-Q
period 2003-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2004-02-11
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$96,100	$73,264
Receivables, net	14,356	13,434
Due from Tribe	2,460	2,453
Inventories	14,778	13,822
Other current assets	19,535	15,379

Total current assets	147,229	118,352
Non-current assets:
Property and equipment, net	1,375,042	1,386,338
Trademark and other intangible assets, net	129,159	129,375
Other assets, net	22,908	24,446

Total assets	$1,674,338	$1,658,511

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Current portion of relinquishment liability	92,194	85,865
Trade payables	29,547	25,670
Accrued interest payable	29,977	22,323
Other current liabilities	90,854	86,642

Total current liabilities	243,572	221,500
Non-current liabilities:
Long-term debt, net of current portion	1,086,229	1,101,649
Relinquishment liability, net of current portion	412,163	419,699
Other long-term liabilities	21,056	14,558

Total liabilities	1,763,020	1,757,406

Commitments and contingencies (Note 5)
Capital:
Retained deficit	(88,563)	(98,592)
Accumulated other comprehensive loss	(119)	(303)

Total capital	(88,682)	(98,895)

Total liabilities and capital	$1,674,338	$1,658,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Quarters Ended
	December 31, 2003	December 31, 2002
Revenues:
Gaming	$274,066	$255,373
Food and beverage	22,574	21,852
Hotel	12,963	12,722
Retail, entertainment and other	24,974	20,666

Gross revenues	334,577	310,613
Less—Promotional allowances	(28,579)	(27,607)

Net revenues	305,998	283,006

Operating costs and expenses:
Gaming	156,862	145,011
Food and beverage	14,265	13,521
Hotel	3,725	2,839
Retail, entertainment and other	11,715	9,835
Advertising, general and administrative	43,464	41,185
Depreciation and amortization	23,427	23,019

Total operating costs and expenses	253,458	235,410

Income from operations	52,540	47,596

Other income (expense):
Accretion of discount to the relinquishment liability	(7,485)	(8,398)
Interest income	34	89
Interest expense	(19,001)	(18,918)
Other income (expense), net	21	(112)

Total other expense	(26,431)	(27,339)

Net income	$26,109	$20,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	For the Quarter Ended December 31, 2003		For the Quarter Ended December 31, 2002
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(98,592)		$(134,277)
Net income	26,109	$26,109	20,257	$20,257

Distributions to Tribe	(16,080)		(12,721)

Retained deficit at December 31	(88,563)		(126,741)

Accumulated other comprehensive loss at October 1	(303)		(1,090)
Reclassification of derivative instrument losses to earnings		184		197

Other comprehensive income	184	184	197	197

Comprehensive income		$26,293		$20,454

Accumulated other comprehensive loss at December 31	(119)		(893)

Total capital ending balance at December 31	$(88,682)		$(127,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Quarters Ended
	December 31, 2003	December 31, 2002
Cash flows provided by (used in) operating activities:
Net income	$26,109	$20,257
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	23,427	23,019
Accretion of discount to the relinquishment liability	7,485	8,398
Cash paid for accretion of discount to the relinquishment liability	(4,199)	(4,542)
Change in fair value of derivative instruments	—	(3,378)
Loss on disposition of assets	30	113
Provision for losses on receivables	348	262
Amortization of debt issuance costs	1,742	1,915
Amortization of deferred gain on sale of derivative instruments	(199)	(167)
Reclassification of derivative instrument losses to earnings	184	197
Changes in operating assets and liabilities:
Increase in receivables	(1,247)	(442)
(Increase) decrease in inventories	(956)	430
Increase in other assets	(3,857)	(14,987)
Increase (decrease) in trade payables	3,877	(444)
Increase in other current liabilities	13,207	13,705

Net cash flows provided by operating activities	65,951	44,336

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $(1,341) and $(16,627), respectively	(13,268)	(19,156)
Proceeds from asset sales	—	27
Issuance of third-party loans	(254)	(500)
Payments received on tenant loans	24	22

Net cash flows used in investing activities	(13,498)	(19,607)

Cash flows provided by (used in) financing activities:
Prior bank credit facility repayments	—	(25,000)
Bank Credit Facility borrowings – revolving loan	7,000	—
Bank Credit Facility repayments – revolving loan	(16,000)	—
Line of credit borrowings	34,000	25,000
Line of credit repayments	(34,000)	(25,000)
Principal portion of relinquishment liability payments	(4,493)	(3,630)
Distributions to Tribe	(16,080)	(12,721)
Capitalized debt issuance costs	(33)	(9)
Decrease in other long-term liabilities	(11)	(59)

Net cash flows used in financing activities	(29,617)	(41,419)

Net increase (decrease) in cash and cash equivalents	22,836	(16,690)
Cash and cash equivalents at beginning of period	73,264	85,017

Cash and cash equivalents at end of period	$96,100	$68,327

Supplemental disclosures:
Cash paid during the period for interest	$11,805	$15,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Authority has a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”), which owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun. MBC owns approximately 3.9% of the membership interests in WNBA, LLC.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2003. In addition, certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiary, MBC. In consolidation, all intercompany balances and transactions have been eliminated.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In December 2003, the FASB deferred the latest date by which FIN 46 must be applied by the Authority for variable interest entities acquired prior to January 31, 2003, to the first annual reporting period beginning after December 15, 2004. FIN 46 is currently effective for all variable interest entities created or acquired after January 31, 2003, of which the Authority has none. The Authority does not believe the adoption of this standard for variable interest entities acquired prior to January 31, 2003 will affect the Authority’s financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	December 31, 2003	September 30, 2003
Bank Credit Facility	$157,000	$166,000
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes	5,241	5,241
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
WNBA Promissory Note	8,000	8,000

Subtotal	1,100,241	1,109,241
Deferred gain on derivative instruments sold	2,305	2,504
Fair market value of derivative instruments held	(15,317)	(9,096)

Total debt	$1,087,229	$1,102,649

Bank Credit Facility

The Authority has a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of December 31, 2003, amounts available under outstanding letters of credit totaled $350,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the Bank Credit Facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority had $233.7 million available for borrowing under the revolving loan as of December 31, 2003.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and its maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Tribe and the Authority of the type customarily found in loan agreements for similar transactions including requirements that:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2003, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread, which is based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of December 31, 2003, the Authority had no base rate loans. All outstanding advances are based on one-month LIBOR plus the applicable spread. As of December 31, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%. Accrued interest on the Bank Credit Facility was $87,000 and $64,000 at December 31, 2003 and September 30, 2003, respectively.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of December 31, 2003 and September 30, 2003, accrued interest on the Senior Notes was $8.1 million and $4.1 million, respectively.

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes mature on January 1, 2009. The first call date for the 1999 Senior Subordinated Notes was January 1, 2004. The 1999 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 1999 Senior Subordinated Notes rank equally with the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the 1999 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. In July 2003, the Authority completed a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subordinated Notes. The aggregate principal amount tendered of the 1999 Senior Subordinated Notes was $294.8 million. As part of the tender offer, the Authority received consent to certain proposed amendments to the indenture governing the 1999 Senior Subordinated Notes. An aggregate principal amount of $5.2 million of the 1999 Senior Subordinated Notes remained outstanding as of December 31, 2003. As of December 31, 2003 and September 30, 2003, accrued interest on the 1999 Senior Subordinated Notes was $229,000 and $115,000, respectively.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of December 31, 2003 and September 30, 2002, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million and $3.1 million, respectively.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of December 31, 2003 and September 30, 2003, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment paid on January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the remaining 1999 Senior Subordinated Notes, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. In November 2003, the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Authority completed an offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, with all outstanding notes being exchanged. As of December 31, 2003 and September 30, 2003, accrued interest on the 2003 Senior Subordinated Notes was $10.1 million and $4.8 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2003, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

The Authority and MBC are parties to a Membership Agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition in January 2003, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, are required to be paid to the WNBA on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of December 31, 2003 and September 30, 2003, accrued interest on the WNBA Note was $203,000 and $150,000, respectively. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Fleet National Bank (the “Line of Credit”). At the Authority’s option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in June 2004. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2003 , the Authority was in compliance with all covenant requirements in the Line of Credit. As of December 31, 2003 and September 30, 2003, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative instruments held by the Authority at December 31, 2003 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest rate swaps on 2001 senior subordinated notes due 2011
Six-month LIBOR plus 363 basis points	July 1, 2011	$35,000	$122
Six-month LIBOR plus 364 basis points	July 1, 2011	35,000	95
Interest rate swaps on 2003 senior subordinated notes due 2009
Six-month LIBOR plus 297 basis points	July 15, 2009	82,500	(2,858)
Six-month LIBOR plus 297 basis points	July 15, 2009	82,500	(2,812)
Six-month LIBOR plus 297 basis points	July 15, 2009	82,500	(2,829)
Six-month LIBOR plus 298 basis points	July 15, 2009	82,500	(2,770)

Total		$400,000	$(11,052)

Less: Accrued interest settlement earned on derivative instruments			(4,265)

Total			$(15,317)

Six-month LIBOR was 1.22% on December 31, 2003.

On July 10, 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. On July 29, 2003, the Authority entered into two other interest rate swap agreements, each based on six- month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority makes payments on the variable interest rate provided by the derivative instrument and receives payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. The carrying values of the 2003 and 2001 Senior Subordinated Notes have been adjusted for the fair market value liabilities of the interest rate swap agreements of $14.5 million and $781,000, respectively, as of December 31, 2003. The Authority has classified the aggregate fair market value liability of $15.3 million into its current and non-current components on the consolidated balance sheet, which resulted in $5.6 million recorded to other current assets and $20.9 million recorded to other long-term liabilities. A cumulative estimate of $4.3 million for accrued interest settlements earned on these derivative instruments through December 31, 2003 has been recorded as an offset to interest expense and is included in other current assets in the condensed consolidated balance sheet.

On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. On March 10, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes. For the year ended December 31, 2003, the Authority recorded amortization of $32,000 as an offset to interest expense and expects to record approximately $129,000 as an offset to interest expense over the next twelve months.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In September 2002, the Authority modified an interest rate swap and interest rate collar agreement, which were designated as cash flow hedges. The resulting fair market value liability at the date of modification is being reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. For the quarter ended December 31, 2003, the Authority reclassified approximately $184,000 of the fair market value liability into interest expense and expects to reclassify approximately $119,000 of the fair market value liability into interest expense over the next twelve months.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the Senior Notes and two instruments each hedging $50.0 million of the Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the Senior Notes. For the quarter ended December 31, 2003, the Authority recorded amortization of $167,000 as an offset to interest expense and expects to record approximately $669,000 as an offset to interest expense over the next twelve months.

The aggregate fair market value change of the Authority’s derivative instruments not accounted for under hedge accounting was $3.4 million, recorded as an offset to interest expense for the quarter ended December 31, 2002. There was no change in the aggregate fair market value on the Authority’s derivative instruments recorded as an offset to interest expense for the quarter ended December 31, 2003. The Authority also recorded a reduction to interest expense of $2.2 million and $1.2 million for the quarters ended December 31, 2003 and 2002, respectively, related to actual and estimated accrued interest settlements on the Authority’s derivative instruments.

Letters of Credit

The Authority maintains letters of credit in order to satisfy potential workers’ compensation liabilities that may arise. The Authority has available a $250,000 uncollateralized letter of credit that will expire in August 2004. The Authority also has a $100,000 uncollateralized letter of credit that expires in March 2004. As of December 31, 2003, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended December 31, 2003 and 2002, the Authority incurred $3.4 million and $3.3 million, respectively, of expenses for such services. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For the quarters ended December 31, 2003 and 2002, the Authority expensed $53,000 and $70,000, respectively, relating to these land lease agreements.

The Authority purchases its utilities from an entity owned by the Tribe, the Mohegan Tribal Utility Authority, including electricity, gas, water and sewer. During the quarters ended December 31, 2003 and 2002, the Authority incurred costs of $4.5 million and $4.1 million, respectively, for such utilities.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”) which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (“Slot

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $50.3 million and $46.1 million for the quarters ended December 31, 2003 and 2002, respectively. As of December 31, 2003, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.5 million.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $3.8 million and $3.7 million for quarters ended December 31, 2003 and December 31, 2002, respectively.

Radio Station Guarantee

The Authority has an agreement with Citadel Broadcasting Company (“Citadel”) to operate the radio station WMOS on the premises of Mohegan Sun. The term of the agreement shall expire on the earliest of (a) the closing of or the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse Citadel $600,000 less the actual net revenue. Citadel will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required to make under the initial term of the agreement is $250,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. No payments were required for the quarters ended December 31, 2003 and 2002.

ACLS of New England, Inc.

The Authority has a 10-year laundry services agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry services agreement, the Authority will pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest may accrue based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest will be accrued, interest shall accrue commencing from the date of the advance at an annual rate of five percent.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2003, the carrying amount of the relinquishment liability was $504.4 million as compared to $505.6 million at September 30, 2003. The decrease during the quarter ended December 31, 2003 is due to $8.7 million in relinquishment payments, offset by $7.5 million for the accretion of discount to the relinquishment liability. Of the $8.7 million in relinquishment payments, $4.5 million represents payment of principal and $4.2 million represents payment of the accretion of discount to the relinquishment liability. During the quarter ended December 31, 2002, the Authority paid $8.2 million in relinquishment payments, consisting of $3.6 million in principal amounts and $4.6 million for the payment of the accretion of discount to the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At December 31, 2003, relinquishment payments earned but unpaid were $25.4 million.

NOTE 7—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Condensed consolidating statements of income and cash flows for the quarter ended December 31, 2002 are not presented below due to the formation of MBC in January 2003. Condensed consolidating financial statement information for the Authority and MBC, as of December 31, 2003 and September 30, 2003 and for the quarter ended December 31, 2003, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,374,830	$212	$—	$1,375,042
Other assets, net	292,948	10,343	(3,995)	299,296

Total assets	$1,667,778	$10,555	$(3,995)	1,674,338

LIABILITIES AND CAPITAL
Total current liabilities	241,528	6,039	(3,995)	243,572
Long-term debt, net of current portion	1,079,229	7,000	—	1,086,229
Relinquishment liability, net of current portion	412,163	—	—	412,163
Other long-term liabilities	21,056	—	—	21,056
Investment in subsidiary	2,484	—	(2,484)	—

Total liabilities	1,756,460	13,039	(6,479)	1,763,020
Total capital	(88,682)	(2,484)	2,484	(88,682)

Total liabilities and capital	1,667,778	$10,555	$(3,995)	$1,674,338

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of September 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,386,130	$208	$—	$1,386,338
Other assets, net	265,199	10,492	(3,518)	272,173

Total assets	$1,651,329	$10,700	$(3,518)	$1,658,511

LIABILITIES AND CAPITAL
Total current liabilities	219,500	5,518	(3,518)	221,500
Long-term debt, net of current portion	1,094,649	7,000	—	1,101,649
Relinquishment liability, net of current portion	419,699	—	—	419,699
Other long-term liabilities	14,558	—	—	14,558
Investment in subsidiary	1,818	—	(1,818)	—

Total liabilities	1,750,224	12,518	(5,336)	1,757,406
Total capital	(98,895)	(1,818)	1,818	(98,895)

Total liabilities and capital	$1,651,329	$10,700	$(3,518)	$1,658,511

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended December 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$305,996	$2	$—	$305,998
Operating costs and expenses:
Gaming and other operations	186,380	187	—	186,567
Advertising, general and administrative	43,268	196	—	43,464
Depreciation and amortization	23,195	232	—	23,427

Total operating costs and expenses	252,843	615	—	253,458

Income (loss) from operations	53,153	(613)	—	52,540
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(18,948)	(53)	—	(19,001)
Equity interest	(666)	—	666	—
Other income, net	55	—	—	55

Net income (loss)	$26,109	$(666)	$666	$26,109

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended December 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$66,253	$(302)	$—	$65,951

Net cash flows used in investing activities	(13,478)	(20)	—	(13,498)

Net cash flows provided by (used in) financing activities	(30,117)	500	—	(29,617)

Net increase in cash and cash equivalents	22,658	178	—	22,836
Cash and cash equivalents at beginning of period	72,690	574	—	73,264

Cash and cash equivalents at end of period	$95,348	$752	$—	$96,100

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8—SUBSEQUENT EVENTS:

In January 2004, the Authority used the remaining proceeds from its offering of $330.0 million 6 3/8% Senior Subordinated Notes in July 2003 to redeem its outstanding $5.2 million 1999 Senior Subordinated Notes. The notes were redeemed at a price of 104.375% per $1,000 principal amount redeemed, or $5.5 million in aggregate, including a premium of $229,000 and accrued interest of $19,000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of Mohegan Tribal Gaming Authority (“the Authority”) and its subsidiary as of December 31, 2003, and the related condensed consolidated statements of income, of changes in capital, and of cash flows for each of the three-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2003, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated November 13, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

January 27, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization of expanded gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island), changes in interest rates, dependence on existing management, leverage and debt service, regional, domestic or global economic conditions, changes in federal tax laws or the administration of such laws, changes in gaming laws or regulation and the availability of financing for development and operations. Additional information concerning potential factors that could affect our financial results are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. The Tribe established us as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands. Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. We are governed by a nine-member Management Board, consisting of the nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Competition from Other Gaming Operations

Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our primary competitor in Connecticut, Foxwoods Resort Casino. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York, as well as potential competition from planned casino projects announced by other Indian tribes in the northeastern United States. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Form 10-K for the fiscal year ended September 30, 2003 for further detail regarding our current and projected competition from other gaming operations.

Recent Developments

On January 27, 2004, the board of directors for MGM Mirage and Wembley plc, or Wembley, announced an agreement on the terms of a cash acquisition by MGM Mirage of Wembley, which is expected to be completed by the third quarter of 2004. Wembley owns and operates the pari-mutuel facility, Lincoln Park, in Rhode Island. Lincoln Park currently offers approximately 2,300 video slot machines to the New England gaming market. The acquisition is subject to requisite court and shareholder approval, the completion of a Lincoln Park reorganization and receipt of necessary regulatory approvals. Currently, we generate approximately 5% of our gaming revenues from Rhode Island. We do not anticipate a material impact on our revenues due to the change in Lincoln Park ownership.

On January 28, 2004, the Schaghticoke Tribe of Kent, Connecticut was granted federal recognition by the Department of the Interior Bureau of Indian Affairs, or BIA. The State of Connecticut has announced their intention to appeal the BIA’s recognition decision through a formal appeals board, the Department of the Interior Board of Indian Appeals. The Schaghticoke Tribe has expressed an intention to develop a casino in western Connecticut. Based on our internal estimates, we do not anticipate that federal recognition of the Schaghticoke Tribe of Kent, Connecticut will have a material impact on our revenues for the foreseeable future.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. We completed a major expansion of Mohegan Sun known as Project Sunburst in fiscal year 2002. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the majority of an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, opened in April 2002 with substantial completion of construction occurring in June 2002.

As of December 31, 2003, Mohegan Sun operates in an approximately 3.0 million square foot facility which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,850 slot machines and 170 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including, but not limited to, blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

In January 2003, we formed a wholly owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno and racebook (also poker revenue for the quarter ended December 31, 2002, which was prior to the closing of our poker room in September 2003);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

The table below summarizes the Authority’s percentage of gross revenues from each of these sources:

	For the Quarters Ended December 31,
	2003	2002
Gaming	82%	82%
Food and beverage	7%	7%
Hotel	4%	4%
Retail, entertainment and other	7%	7%

Total	100%	100%

Revenues

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses and is comprised primarily of revenues from our slot machines and table games. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. We report gross slot revenues to the State of Connecticut pursuant to the Mohegan Compact. On a monthly basis, we post gross slot win and other statistical information relating to slot operations reported to the State of Connecticut on our website at www.mohegansun.com.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain some of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor. In-house progressive jackpot amounts are accrued by us until paid and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenue represents the closing table games inventory plus table games drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table. Table games hold percentage is the table games revenues as a percentage of table games drop.

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

Promotional allowances

We operate a voluntary program for our guests, without membership fees, called the Mohegan Sun Player’s Club. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of points are included in gross revenues when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues. Promotional expenses related to redemption of points at third party retail outlets at the Shops at Mohegan Sun are included in gaming expenses.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, retail and other amenities offered within Mohegan Sun. The retail value of items purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances is included in revenues as follows (in thousands):

	For the Quarters Ended December 31,
	2003	2002
Food and beverage	$11,317	$11,257
Hotel	4,029	4,622
Retail, entertainment and other	13,233	11,728

Total	$28,579	$27,607

The estimated cost of providing these promotional allowances is charged to gaming expenses as follows (in thousands):

	For the Quarters Ended December 31,
	2003	2002
Food and beverage	$7,158	$7,179
Hotel	1,680	1,620
Retail, entertainment and other	9,212	9,130

Total	$18,050	$17,929

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues, which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include expenses associated with slot operations, table games, keno and racebook expenses, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points redeemed at outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the quarter ended December 31, 2002 also included expenses associated with poker operations.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our operations and excludes accretion of discount to the relinquishment liability, interest income, interest expense, and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into the relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization as it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, we no longer record amortization of the trademark. Refer to Note 6 to our condensed consolidated financial statements for a further discussion of how the relinquishment liability and related reassessments are calculated.

Results of Operations

Comparison of Operating Results for the Quarters Ended December 31, 2003 and 2002:

Net revenues for the quarter ended December 31, 2003 increased by $23.0 million, or 8.1%, to $306.0 million from $283.0 million for the quarter ended December 31, 2002. This increase was attributable primarily to our continued growth in both gaming and non-gaming revenues, which is partially the result of a 5.8% increase in customer visitation to the casino over the same period in the prior year.

Gaming revenues for the quarter ended December 31, 2003 increased by $18.7 million, or 7.3%, to $274.1 million from $255.4 million for the quarter ended December 31, 2002. This increase was primarily due to a 9.4% increase in net slot revenues and a 7.1% increase in table game revenues.

Slot handle for the quarter ended December 31, 2003 increased by $117.0 million, or 5.0%, to $2.46 billion from $2.34 billion for the same period in the prior year. Gross slot revenues for the quarter ended December 31, 2003 increased by $17.3 million to $201.1 million from $183.8 million for the quarter ended December 31, 2002. We exceeded the Connecticut slot revenue market growth for the quarter ended December 31, 2003, as we experienced an increase in gross slot revenues of 9.4% over the same period in the prior year. The State of Connecticut reported slot revenues of $387.1 million and $365.9 million for the quarters ended December 31, 2003 and 2002, respectively, representing an increase of 5.8%. Gross slot hold percentage for the quarter ended December 31, 2003 was 8.2% compared to 7.8% for the same period in the prior year. Gross slot win per unit per day was $356 and $322 for the quarters ended December 31, 2003 and 2002, respectively.

Table games drop for the quarter ended December 31, 2003 increased by $46.4 million, or 10.6%, to $485.5 million from $439.1 million for the quarter ended December 31, 2002. Table games revenues for the quarter ended December 31, 2003 increased by $5.1 million, or 7.1%, to $76.2 million from $71.1 million for the same period in the prior year. Table games revenue per unit per day was $3,060 and $3,023 for the quarters ending December 31, 2003 and 2002, respectively. Table games hold percentage was 15.7% for the quarter ended December 31, 2003 compared to 16.2% for the same period in the prior year. Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Food and beverage revenues for the quarter ended December 31, 2003 increased by $722,000, or 3.3%, to $22.6 million from $21.9 million for the quarter ended December 31, 2002. This increase was attributable primarily to a higher average sale per meal served in the quarter ended December 31, 2003 of $13.38 as compared to the quarter ended December 31, 2002 of $12.77.

Hotel revenues for the quarter ended December 31, 2003 increased by $241,000, or 1.9%, to $13.0 million from $12.7 million for the quarter ended December 31, 2002. Rooms occupied for the quarter ended December 31, 2003 increased by 18,000 rooms, or 23.3%, to 93,000 rooms from 75,000 rooms for the quarter ended December 31, 2002. The average daily room rate, or ADR, was $133, with an occupancy rate of 86% for the quarter ended December 31, 2003 compared to an ADR of $161 and an occupancy rate of 70% for the quarter ended December 31, 2002. The substantial increase in our occupancy rate was due to an increase in promotional programs providing lower room rates, which is evident in our decrease in ADR. Revenue per available room, or REVPAR, was $114 for the quarter ended December 31, 2003 compared to $113 for the quarter ended December 31, 2002. The increased hotel occupancy contributed to growth in gaming, food and beverage, and retail, entertainment and other revenues for the quarter ended December 31, 2003.

Retail, entertainment and other revenues increased by $4.3 million, or 20.8%, to $25.0 million for the quarter ended December 31, 2003 from $20.7 million for the quarter ended December 31, 2002. Retail and other revenues increased by $1.1 million, or 7.5%, while entertainment revenues increased by $3.2 million, or 59.2%, for the quarter ended December 31, 2003 as compared to the same period in the prior year. The increase in entertainment revenues was attributable primarily to a 43.1% increase in the number of arena tickets sold in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. The increase in ticket sales was also the result of a 21.7% increase in the number of events held at the Mohegan Sun Arena and a higher number of star entertainers performing at the arena for the quarter ended December 31, 2003. The increase in retail and other revenues for the quarter ended December 31, 2003 was attributable to an increase in rental revenue associated with the third party tenant restaurants and retail outlets in the Casino of the Sky, along with increased patronage to our stores and the Mohegan Sun gasoline and convenience center.

Promotional allowances for the quarter ended December 31, 2003 increased by $972,000, or 3.5%, to $28.6 million from $27.6 million for the quarter ended December 31, 2002. The increase was due primarily to a $835,000 increase in entertainment complimentaries related to the larger number of arena events during the quarter.

Total operating costs and expenses for the quarter ended December 31, 2003 increased by $18.1 million, or 7.7%, to $253.5 million from $235.4 million for the quarter ended December 31, 2002. The increase was attributable to additional operating costs and expenses associated with supporting the $23.0 million increase in net revenues and a $2.3 million increase in advertising, general and administrative expenses. Additional increases occurred in costs related to employee medical insurance costs and reimbursement of holiday shopping coupons redeemed at third party tenant outlets.

Gaming costs and expenses for the quarter ended December 31, 2003 increased by $11.9 million, or 8.2%, to $156.9 million from $145.0 million for the quarter ended December 31, 2002. The increase was due primarily to increased casino marketing efforts including holiday promotional costs, increased employee medical insurance costs and an increase in the slot win contribution payments to the State of Connecticut. We recorded expenses associated with the slot win contribution of $50.3 million and $46.1 million for the quarters ended December 31, 2003 and 2002, respectively. The increases in gaming costs and expenses mentioned above were partially offset by a decrease in direct gaming labor costs.

Food and beverage costs and expenses for the quarter ended December 31, 2003 increased by $800,000, or 5.5%, to $14.3 million from $13.5 million for the quarter ended December 31, 2002. The increase was due primarily to increased labor costs, including employee medical insurance costs, in addition to higher cost of goods sold associated with supporting the increase in food and beverage revenues.

Hotel costs and expenses for the quarter ended December 31, 2003 increased by $886,000, or 31.2%, to $3.7 million from $2.8 million for the quarter ended December 31, 2002. The increase was primarily attributable to increased labor costs to support the increased hotel room occupancy in the quarter ended December 31, 2003.

Retail, entertainment and other costs and expenses for the quarter ended December 31, 2003 increased by $1.9 million, or 19.1%, to $11.7 million from $9.8 million for the quarter ended December 31, 2002. This increase was attributable to higher entertainment costs associated with the increase in the number of arena events and the production of larger-scale events during the quarter ended December 31, 2003. There were 28 events in the Mohegan Sun Arena during the quarter ended December 31, 2003 compared to 23 events during the quarter ended December 31, 2002. The increase was also attributable to higher labor costs and cost of goods sold supporting the increase in retail revenues from our retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the quarter ended December 31, 2003 increased by $2.3 million, or 5.5%, to $43.5 million from $41.2 million for the quarter ended December 31, 2002. The increase was due primarily to increased labor costs necessary to facilitate operations, including higher employee benefit costs, which were partially offset by a decrease in workers’ compensation insurance costs during the quarter ended December 31, 2003.

Depreciation and amortization for the quarter ended December 31, 2003 increased by $408,000, or 1.8%, to $23.4 million from $23.0 million for the quarter ended December 31, 2002. The increase was due primarily to the amortization of intangible assets of $216,000 for the quarter ended December 31, 2003. There was no amortization expense relating to these assets for the quarter ended December 31, 2002, as they were related to our purchase of a WNBA franchise in January 2003.

Income from operations for the quarter ended December 31, 2003 increased by $4.9 million, or 10.4%, to $52.5 million from $47.6 million for the quarter ended December 31, 2002. This increase was due to the increase in net revenues, offset substantially by the increase in total operating costs and expenses as described above.

Accretion of discount to the relinquishment liability for the quarter ended December 31, 2003 decreased by $900,000, or 10.9%, to $7.5 million from $8.4 million for the quarter ended December 31, 2002. Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest income for the quarter ended December 31, 2003 decreased by $55,000, or 61.8%, to $34,000 from $89,000 for the quarter ended December 31, 2002. The decrease in interest income resulted principally from a decrease in the weighted-average invested cash and cash equivalents and a decrease in the weighted-average interest rate. The weighted-average invested cash and cash equivalents were $9.6 million and $21.0 million for the quarters ended December 31, 2003 and December 31, 2002, respectively. The weighted-average interest rate for invested cash was 1.4% for the quarter ended December 31, 2003 compared to 1.7% for the quarter ended December 31, 2002. We invest in deposits that can be redeemed on demand and investments having maturities of not more than three months from the date of acquisition.

Interest expense for the quarter ended December 31, 2003 increased by $83,000, or 0.4%, to $19.0 million from $18.9 million for the quarter ended December 31, 2002. The weighted average outstanding debt was $1.1 billion for each of the quarters ended December 31, 2003 and December 31, 2002. The weighted-average interest rate for the quarter ended December 31, 2003 was 6.8% compared to 6.6% for the quarter ended December 31, 2002. The increase in our weighted-average interest rate was due primarily to a $3.4 million favorable change in fair value related to derivative instruments for the quarter ended December 31, 2002. We did not record a change in fair value related to derivative instruments as a component of interest expense in the quarter ended December 31, 2003. Interest expense for the quarters ended December 31, 2003 and December 31, 2002 also includes $2.2 million and $1.2 million, respectively, in interest settlements expected to be received on derivative instruments held, which we record as reductions to interest expense.

Net income for the quarter ended December 31, 2003 increased by $5.8 million, or 28.9%, to $26.1 million from $20.3 million for the quarter ended December 31, 2002. The increase is primarily due to the increase in income from operations and the decrease in accretion of discount to the relinquishment liability as described above.

Seasonality

The gaming industry in Connecticut is seasonal in nature with the heaviest gaming activity occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the quarter ended December 31, 2003 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

As of December 31, 2003, we held cash and cash equivalents of $96.1 million, an increase of $22.8 million from $73.3 million as of September 30, 2003. Cash provided by operating activities was $66.0 million for the quarter ended December 31, 2003, an increase of $21.7 million, or 49.0%, from $44.3 million for the quarter ended December 31, 2002. The increase in cash provided by operating activities is attributable primarily to an increase in net income after adjustments for non-cash items and lower working capital requirements.

Operating activities are a significant source of our cash flows. In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. We primarily use our cash flows provided by operating activities to meet our working capital requirements and to reduce our leverage. While we do not believe that there is any trend or a likelihood of an event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flows, including, but not limited to, the following:

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

External Sources of Liquidity

Notes. We previously financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of December 31, 2003, we had $200.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the senior notes; $5.2 million outstanding in 8 3/4% senior subordinated notes due July 1, 2009 and first callable January 1, 2004, or the 1999 senior subordinated notes; $150.0 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable

July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; and $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes. MBC is a guarantor of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

In November 2003, we completed an offer to exchange the 2003 senior subordinated notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, with all outstanding notes being exchanged.

In July 2003, we completed a cash tender offer and consent solicitation to repurchase all of our outstanding 1999 senior subordinated notes. The aggregate principal amount tendered of the 1999 senior subordinated notes was $294.8 million, leaving a remaining aggregate principal amount of $5.2 million outstanding. In January 2004, we used the remaining proceeds from our offering of the 2003 senior subordinated notes to redeem our outstanding $5.2 million 1999 senior subordinated notes. The notes were redeemed at a price of 104.375% per $1,000 principal amount redeemed, or $5.5 million in aggregate, including a premium of $229,000 and accrued interest of $19,000.

Bank Credit Facility. We have a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. We may seek to increase the size of the bank credit facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of December 31, 2003, the amount available under letters of credit totaled $350,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. We had $233.7 million available for borrowing under the revolving loan as of December 31, 2003.

The bank credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements, which comprise Mohegan Sun. In addition, our obligations under the bank credit facility are guaranteed by MBC. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread, which is based on our total leverage ratio, as defined in the new bank credit facility, at the time each loan is made. The applicable spread for base rate advances shall be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances shall be between 1.75% and 2.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans shall be payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances shall be payable quarterly. As of December 31, 2003, we had no base rate loans. Outstanding advances are based on one-month LIBOR plus the applicable spread. As of December 31, 2003, one-month LIBOR was 1.12% and the applicable spread was 2.50%.

Line of Credit. We have a $25.0 million revolving loan agreement with Fleet National Bank, or the line of credit. At our option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in June 2004 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $11.9 million for the quarter ended December 31, 2003, compared to $2.5 million for the quarter ended December 31, 2002. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $11.3 million and $4.2 million for the quarters ended December 31, 2003 and December 31, 2002, respectively. For the quarter ended December 31, 2003, these expenditures included $5.0 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations and $1.6 million in renovations and the purchase of equipment to add slot machines to our keno gaming area.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest, through December 31, 2003. During the quarter ended December 31, 2003, capital expenditures totaled $610,000 with no amounts recorded as capitalized interest. During the quarter ended December 31, 2002, capital expenditures were reduced by $1.7 million due to a revised estimate of capital expenditures incurred.

Expected Future Capital Expenditures

During the remainder of fiscal year 2004, we expect capital expenditures to total $29.6 million, comprised primarily of anticipated maintenance capital expenditures.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the quarters ended December 31, 2003 and 2002, we incurred the following in interest expense (in thousands):

	For the Quarters Ended December 31,
	2003	2002
Bank credit facility	$1,766	$—
Prior credit facility	—	2,590
8 1/8% senior notes	4,062	4,062
1999 8 3/4% senior subordinated notes	115	6,563
2001 8 3/8% senior subordinated notes	3,141	3,141
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/8% senior subordinated notes	5,260	—
WNBA note	53	—
Line of credit	62	157
Change in fair value of derivative instruments	—	(3,378)
Interest settlement—derivative instruments	(2,185)	(1,162)
Reclassification of derivative instrument losses to earnings	184	197
Amortization of deferred gain on sale of derivative instruments	(199)	(167)
Amortization of debt issuance costs	1,742	1,915

Total interest expense	$19,001	$18,918

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months. We are also considering various alternatives for redeeming our senior notes due January 1, 2006, including utilization of our bank credit facility or the issuance of new senior or senior subordinated notes.

Contractual Obligations and Commitments

Our future payment obligations related to our material debt and certain other contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table below are solely estimates, as more fully described in the footnotes to the following table, and the actual amounts may differ significantly from the estimates set forth below.

Contractual Obligations (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	After 5 years
Long-term debt(2)	$1,000	$252,001	$108,999	$738,241
Construction obligations(3)	500	—	—	—

Total	$1,500	$252,001	$108,999	$738,241

(1)	Amounts due within fiscal year 2004 represent obligations expected to be incurred from October 1, 2003 to September 30, 2004.
(2)	Long-term debt includes scheduled amortization and scheduled maturities for notes payable and amounts required to be paid pursuant to the bank credit facility, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q.
(3)	Construction obligations represent the remainder of expenditures we must pay in connection with Project Sunburst, and related construction enhancements.

In addition to the contractual obligations described above, we have certain other contractual commitments that will require payments throughout the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	6-10 years
Slot Win Contribution(2)	$209,061	$398,784	$335,870	$931,910
Relinquishment commitments(3)	68,542	129,963	106,565	295,677
Priority distributions(4)	15,452	31,826	33,307	90,206
Town of Montville commitment(5)	500	1,000	1,000	2,500

Total	$293,555	$561,573	$476,742	$1,320,293

(1)	Amounts due within fiscal year 2004 represent payment commitments from October 1, 2003 to September 30, 2004.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by us to TCA under the relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 5 to our condensed consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.
(5)	The Authority has an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, relinquishment liability, accruals for unredeemed Player’s Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In December 2003, the FASB deferred the latest date by which we must apply FIN 46 to the first reporting period beginning after December 15, 2004 for variable interest entities acquired prior to January 31, 2003. FIN 46 is currently effective for all new variable interest entities created or acquired after January 31, 2003, of which we have none. We do not believe the adoption of this standard for variable interest entities acquired prior to January 31, 2003 will affect our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate debt, comprised primarily of our bank credit facility, which accrues interest based on short-term LIBOR rates. The bank credit facility, along with our other debt obligations, is fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Capital Spending-External Sources of Liquidity.”

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes.

In July 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. In July 2003, the Authority entered into two other interest rate swap agreements, each based on six-month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, we make payments on the variable interest rate described above provided by the derivative instrument and receive payments equal to the fixed interest rate (6 3/8% and 8 3/8% for $82.5 million and $35.0 million notional amounts, respectively) on the debt being hedged.

The following table provides information as of December 31, 2003 about our current financial instruments (debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the cash flows to be exchanged under the interest rate swap agreements. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of December 31, 2003. Fair values for interest rate swaps are based on net present value calculations for projected cash flows under the swap agreements using the implied forward rates.

Expected Maturity Date
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Liabilities

Long-Term Debt (including current portion):
Fixed Rate	$—	$—	$200,000	$—	$—	$735,241	$935,241	$1,007,520
Average interest rate	—	—	8.1%	—	—	7.4%	7.5%
Variable Rate	$1,000	$17,667	$34,334	$34,334	$74,665	$3,000	$165,000	$165,000
Average interest rate	2.7%	4.4%	6.0%	7.0%	6.3%	7.1%	5.8%

Interest Rate Derivatives

Interest Rate Swaps:
Fixed to Variable	$—	$—	$—	$—	$—	$400,000	$400,000	$(15,317)
Average pay rate	—	—	—	—	—	7.1%	7.1%
Average receive rate	—	—	—	—	—	6.7%	6.7%

Item 4. Controls and Procedures

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

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following reports on Form 8-K:

(1)	On October 1, 2003, we filed two reports on Form 8-K reporting information under Item 5 amending and extending our solicitation of consents from holders of our outstanding $200.0 million principal amount 8 1/8% senior notes due 2006, $150.0 million principal amount of 8 3/8% senior subordinated notes due 2011 and $250.0 million principal amount of 8% senior subordinated notes due 2012 to amend the indentures for the notes to conform to certain provisions of the indentures governing the notes to applicable provisions of our 6 3/8% senior subordinated notes due 2009.
(2)	On October 13, 2003, we filed a report on Form 8-K reporting information under Item 5 announcing that we had commenced an offer to exchange our original 6 3/8% senior subordinated notes due 2009 which we sold in July 2003 for an equal amount of newly issued 6 3/8% senior subordinated notes due 2009 that had been registered under the Securities Act and are freely tradable.
(3)	On October 15, 2003, we filed a report on Form 8-K reporting information under Item 12 that we had posted on our website our Slot Machine Statistical Report containing gross slot machine statistics on a monthly basis for the fiscal years ended September 30, 2003 and 2002.
(4)	On November 12, 2003, we filed a report on Form 8-K reporting information under Item 12 announcing our operating results for the fourth quarter and fiscal year ended September 30, 2003.
(5)	On November 14, 2003, we filed a report on Form 8-K reporting information under Item 5 that we completed our offer to the holders of our $330.0 million aggregate principal amount of our original 6 3/8% senior subordinated notes due 2009 to exchange such notes for an equal amount of our newly issued 6 3/8% senior subordinated notes due 2009 that are registered under the Securities Act and are freely tradable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 11, 2004	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman and Member, Management Board

Date: February 11, 2004	By:	/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer, Mohegan Sun (Principal Executive Officer)

Date: February 11, 2004	By:	/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann, Executive Vice President, Finance and Chief Financial Officer, Mohegan Sun (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the 2003 Form S-4, and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.5	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8¾% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.6 to the 1999 Form S-4, and incorporated by reference herein).

Exhibit No.	Description

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.7 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Second Supplemental Indenture, dated as of July 1, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.8 to the June 2003 10-Q, and incorporated by reference herein).

4.9	Form of Global 8 3/4% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.6 to the 1999 Form S-4 and incorporated by reference herein).

4.10	Senior Subordinated Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, Bear, Stearns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.8 to the 1999 Form S-4, and incorporated by reference herein).

4.11	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.12	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.13	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.14	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.15	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description

4.16	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.18	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

4.19	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.21	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).