Form 10-Q
period 2004-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2004-05-12
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,948	$73,264
Receivables, net	13,679	13,434
Due from Tribe	1,444	2,453
Inventories	14,579	13,822
Other current assets	12,472	15,379

Total current assets	107,122	118,352
Non-current assets:
Property and equipment, net	1,361,522	1,386,338
Trademark and other intangible assets, net	128,942	129,375
Other assets, net	21,462	24,446

Total assets	$1,619,048	$1,658,511

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Current portion of relinquishment liability	83,808	85,865
Trade payables	23,351	25,670
Accrued interest payable	21,723	22,323
Other current liabilities	86,496	86,642

Total current liabilities	216,378	221,500
Non-current liabilities:
Long-term debt, net of current portion	1,070,042	1,101,649
Relinquishment liability, net of current portion	402,695	419,699
Other long-term liabilities	108	14,558

Total liabilities	1,689,223	1,757,406

Commitments and contingencies (Note 5)
Capital:
Retained deficit	(70,175)	(98,592)
Accumulated other comprehensive loss	—	(303)

Total capital	(70,175)	(98,895)

Total liabilities and capital	$1,619,048	$1,658,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Quarter Ended March 31, 2004	For the Quarter Ended March 31, 2003	For the Six Months Ended March 31, 2004	For the Six Months Ended March 31, 2003
Revenues:
Gaming	$273,894	$250,117	$547,960	$505,490
Food and beverage	21,372	19,630	43,946	41,482
Hotel	12,167	11,257	25,130	23,979
Retail, entertainment and other	20,794	16,623	45,768	37,289

Gross revenues	328,227	297,627	662,804	608,240
Less—Promotional allowances	(25,670)	(24,525)	(54,249)	(52,132)

Net revenues	302,557	273,102	608,555	556,108

Operating costs and expenses:
Gaming	147,901	141,288	307,609	289,018
Food and beverage	10,160	8,863	20,521	18,603
Hotel	3,647	2,890	7,222	5,959
Retail, entertainment and other	9,702	7,164	21,973	17,148
Advertising, general and administrative	44,508	40,820	88,624	82,688
Depreciation and amortization	23,574	22,890	47,001	45,909

Total operating costs and expenses	239,492	223,915	492,950	459,325

Income from operations	63,065	49,187	115,605	96,783
Other income (expense):
Accretion of discount to the relinquishment liability	(7,485)	(8,398)	(14,970)	(16,796)
Interest income	117	63	151	152
Interest expense	(20,668)	(23,933)	(39,669)	(42,851)
Loss on early extinguishment of debt	(248)	—	(248)	—
Write-off of debt issuance costs	—	(403)	—	(403)
Other income (expense), net	(69)	22	(48)	(90)

Total other expense	(28,353)	(32,649)	(54,784)	(59,988)

Net income	$34,712	$16,538	$60,821	$36,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	For the Quarter Ended March 31, 2004		For the Quarter Ended March 31, 2003
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at January 1	$(88,563)		$(126,741)
Net income	34,712	$34,712	16,538	$16,538

Distributions to Tribe	(16,324)		(9,779)

Retained deficit at March 31	(70,175)		(119,982)

Accumulated other comprehensive loss at January 1	(119)		(893)
Reclassification of derivative instrument losses to earnings		119		196

Other comprehensive income	119	119	196	196

Comprehensive income		$34,831		$16,734

Accumulated other comprehensive loss at March 31	—		(697)

Total capital ending balance at March 31	$(70,175)		$(120,679)

	For the Six Months Ended March 31, 2004		For the Six Months Ended March 31, 2003
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(98,592)		$(134,277)
Net income	60,821	$60,821	36,795	$36,795

Distributions to Tribe	(32,404)		(22,500)

Retained deficit at March 31	(70,175)		(119,982)

Accumulated other comprehensive loss at October 1	(303)		(1,090)
Reclassification of derivative instrument losses to earnings		303		393

Other comprehensive income	303	303	393	393

Comprehensive income		$61,124		$37,188

Accumulated other comprehensive loss at March 31	—		(697)

Total capital ending balance at March 31	$(70,175)		$(120,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2004	For the Six Months Ended March 31, 2003
Cash flows provided by (used in) operating activities:
Net income	$60,821	$36,795
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47,001	45,909
Accretion of discount to the relinquishment liability	14,970	16,796
Cash paid for accretion of discount to the relinquishment liability	(15,883)	(17,481)
Loss on early extinguishment of debt	248	—
Payment of tender offer costs	(229)	—
Change in fair value of derivative instruments	—	(1,711)
Loss on disposition of assets	51	93
Provision for losses on receivables	402	528
Amortization of debt issuance costs	3,440	3,369
Write-off of debt issuance costs	—	403
Amortization of net deferred gain on settlement of derivative instruments	(315)	(342)
Reclassification of derivative instrument losses to earnings	303	393
Changes in operating assets and liabilities:	—	—
(Increase) decrease in receivables	388	923
(Increase) decrease in inventories	(757)	1,467
(Increase) decrease in other assets	(2,423)	(20,516)
Increase (decrease) in trade payables	(2,319)	(2,310)
Increase (decrease) in other current liabilities	(746)	12,268

Net cash flows provided by operating activities	104,952	76,584

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $50 and $(18,947), respectively	(21,764)	(32,493)
Investment in WNBA franchise	—	(2,259)
Proceeds from asset sales	48	256
Issuance of third-party loans	(655)	(500)
Payments received on third-party loans	84	62

Net cash flows used in investing activities	(22,287)	(34,934)

Cash flows provided by (used in) financing activities:
Prior bank credit facility borrowings	—	35,000
Prior bank credit facility repayments	—	(286,000)
Bank Credit Facility borrowings—revolving loan	47,000	151,000
Bank Credit Facility repayments—revolving loan	(76,000)	(30,000)
Bank Credit Facility borrowings—term loan	—	100,000
Line of credit borrowings	47,000	50,000
Line of credit repayments	(47,000)	(50,000)
Payments on long-term debt	(6,241)	—
Principal portion of relinquishment liability payments	(18,148)	(14,361)
Distributions to Tribe	(32,404)	(22,500)
Capitalized debt issuance costs	(30)	(3,685)
Net proceeds (payment) from settlement of derivative instruments	(5,147)	1,072
Decrease in other long-term liabilities	(11)	(59)

Net cash flows used in financing activities	(90,981)	(69,533)

Net decrease in cash and cash equivalents	(8,316)	(27,883)
Cash and cash equivalents at beginning of period	73,264	85,017

Cash and cash equivalents at end of period	$64,948	$57,134

Supplemental disclosures:
Cash paid during the period for interest	$34,762	$43,807

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	March 31, 2004	September 30, 2003
Bank Credit Facility	$137,000	$166,000
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes	—	5,241
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
WNBA Promissory Note	7,000	8,000

Subtotal	1,074,000	1,109,241
Deferred gain (loss) on derivative instruments sold	(2,958)	2,504
Fair market value of derivative instruments held	—	(9,096)

Total debt	$1,071,042	$1,102,649

Bank Credit Facility

The Authority has a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the Bank Credit Facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of March 31, 2004, amounts available under outstanding letters of credit totaled $350,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the Bank Credit Facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. The Authority had $253.7 million available for borrowing under the revolving loan as of March 31, 2004.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of March 31, 2004, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the $291.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances will be payable quarterly. As of March 31, 2004, the Authority had no base rate loans. All outstanding advances are based on one-month LIBOR plus the applicable spread. As of March 31, 2004, one-month LIBOR was 1.09% and the applicable spread was 2.25%. The applicable spread for commitment fees was 0.50% as of March 31, 2004. Accrued interest, including commitment fees, on the Bank Credit Facility was $46,000 and $64,000 at March 31, 2004 and September 30, 2003, respectively.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (described in Note 6 below) that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of March 31, 2004 and September 30, 2003, accrued interest on the Senior Notes was $4.1 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.75% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes was payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes were scheduled to mature in January 2009. The first call date for the 1999 Senior Subordinated Notes was in January 2004. The 1999 Senior Subordinated Notes were uncollateralized general obligations of the Authority. At September 30, 2003, accrued interest on the 1999 Senior Subordinated Notes was $115,000.

In July 2003, the Authority completed a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior Subordinated Notes. The aggregate principal amount tendered of the 1999 Senior Subordinated Notes was $294.8 million. In January 2004, the Authority used the remaining proceeds from its July 2003 offering of $330.0 million 6 3/8% Senior Subordinated Notes to redeem its outstanding $5.2 million 1999 Senior Subordinated Notes. These remaining notes were redeemed at a price of 104.375% per $1,000 principal amount redeemed, or $5.5 million in aggregate, including a premium of $229,000 and accrued interest of $19,000.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of March 31, 2004 and September 30, 2003, accrued interest on the 2001 Senior Subordinated Notes was $3.1 million.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 7 for

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

condensed consolidating financial information of the Authority and MBC. As of March 31, 2004 and September 30, 2003, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment paid on January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. In November 2003, the Authority completed an offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, with all outstanding notes being exchanged. As of March 31, 2004 and September 30, 2003, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million and $4.8 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of March 31, 2004, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note dated January 28, 2003 to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds are required to be paid to the WNBA on each anniversary of the WNBA Note. Interest payments are also due on each anniversary date. As of March 31, 2004 and September 30, 2003, accrued interest on the WNBA Note was $33,000 and $150,000, respectively. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). At the Authority’s option, each advance shall bear interest at either the bank’s variable Prime Rate or on

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in June 2004. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of March 31, 2004, the Authority was in compliance with all covenant requirements in the Line of Credit. As of March 31, 2004 and September 30, 2003, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. There were no derivative instruments held by the Authority as of March 31, 2004.

On July 10, 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. On July 29, 2003, the Authority entered into two other interest rate swap agreements, each based on six- month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes. For the quarter and six months ended March 31, 2004, the Authority recorded amortization of $83,000 on the aggregate loss of $5.1 million to interest expense and expects to record approximately $956,000 to interest expense over the next twelve months.

On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. On March 10, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes. For the quarter and six months ended March 31, 2004, the Authority recorded amortization of $32,000 and $65,000, respectively, as an offset to interest expense and expects to record approximately $129,000 as an offset to interest expense over the next twelve months.

In September 2002, the Authority modified an interest rate swap and interest rate collar agreement, which were designated as cash flow hedges. The resulting fair market value liability at the date of modification was reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. For the quarter and six months ended March 31, 2004, the Authority reclassified the remaining unamortized amounts of the fair market value liability of approximately $119,000 and $303,000, respectively, into interest expense.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the Senior Notes and two instruments each hedging $50.0 million of the Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the Senior Notes. For the quarter and six months ended March 31, 2004, the Authority recorded amortization of $167,000 and $334,000, respectively, as an offset to interest expense and expects to record approximately $669,000 as an offset to interest expense over the next twelve months.

The aggregate fair market value change of the Authority’s derivative instruments not accounted for under hedge accounting was $1.7 million, recorded as a component of interest expense for the quarter ended March 31, 2003. For the six months ended March 31, 2003, the aggregate fair market value change was $1.7 million, recorded as an offset to interest expense. There was no change in the aggregate fair market value on the Authority’s derivative instruments recorded as an offset to or as a component of interest expense for the quarter and six months ended March 31, 2004 as all derivative instruments qualified for hedge accounting. The Authority recorded a reduction to interest expense of $0.4 million and $2.6 million for the quarter and six months ended March 31, 2004, respectively, related to actual and estimated accrued interest settlements on the Authority’s derivative instruments. For the quarter and six months ended March 31, 2003, the Authority recorded a reduction to interest expense of $0.3 million and $1.5 million related to interest settlements.

Letters of Credit

The Authority maintains letters of credit to satisfy potential workers’ compensation liabilities that may arise. The Authority has outstanding a $250,000 uncollateralized letter of credit that will expire in August 2004. The Authority also has outstanding a $100,000 uncollateralized letter of credit that will expire in March 2005. As of March 31, 2004, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended March 31, 2004 and 2003, the Authority incurred $3.8 million and $3.3 million, respectively, and for the six months ended March 31, 2004 and 2003, incurred $7.7 million and $6.6 million, respectively, of expenses for such services. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 for each of the quarters ended March 31, 2004 and 2003 relating to these land lease agreements. For the six months ended March 31, 2004 and 2003, expenses totaled $118,000 and $135,000, respectively.

The Authority purchases its utilities from an entity owned by the Tribe, the Mohegan Tribal Utility Authority, including electricity, gas, water and sewer. The Authority incurred costs of $4.4 million for such utilities during each of the quarters ended March 31, 2004 and 2003. During the six months ended March 31, 2004 and 2003, the Authority incurred costs of $8.7 million and $8.6 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $50.2 million and $45.2 million for the quarters ended March 31, 2004 and 2003, respectively. The Authority reflected expenses of $100.5 million and $91.3 million for the six months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and September 30, 2003, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.9 million and $16.0 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $3.9 million and $7.7 million for the quarter and six months ended March 31, 2004, respectively, and $3.8 million and $7.5 million for the quarter and six months ended March 31, 2003, respectively.

Radio Station Guarantee

The Authority has an agreement with Citadel Broadcasting Company (“Citadel”) to operate the radio station WMOS on the premises of Mohegan Sun. The term of the agreement shall expire on the earliest of (a) the closing of or the acquisition of the station by the Authority at any time for any reason, or (b) if the Federal Communications Commission revokes or refuses to renew the license of the station or the license is otherwise cancelled for any reason or (c) three years after the commencement date. Either party may, upon notice to the other given not less than 120 days prior to the expiration of the initial term, extend the agreement for up to two additional one-year terms. In the event WMOS’s annual net revenue is less than $600,000, the Authority agrees to reimburse Citadel $600,000 less the actual net revenue. Citadel will retain 100% of WMOS’s annual net revenues between $600,000 and $750,000, and the Authority will share one-half of annual net revenues that exceed $750,000. Amounts to be reimbursed are assessed monthly, but payments are calculated on a cumulative annual basis. The maximum potential future payments (undiscounted) the Authority could be required to make under the initial term of the agreement is $100,000. If both additional one-year renewal options were exercised, the maximum potential future payments (undiscounted) the Authority could be required to make under the renewal options is $1.4 million, which includes a 9% increase during each of the one-year renewal periods. No payments were required for the quarter and six months ended March 31, 2004. Payments made by the Authority totaled $19,000 for the quarter and six months ended March 31, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2004, the carrying amount of the relinquishment liability was $486.5 million as compared to $505.6 million at September 30, 2003. The decrease during the six months ended March 31, 2004 is due to $34.0 million in relinquishment payments, offset by $14.9 million for the accretion of discount to the relinquishment liability. Of the $34.0 million in relinquishment payments, $18.1 million represents payment of principal and $15.9 million represents payment of the accretion of discount to the relinquishment liability. During the six months ended March 31, 2003, the Authority paid $31.9 million in relinquishment payments, consisting of $14.4 million in principal amounts and $17.5 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At March 31, 2004 and September 30, 2003, relinquishment payments earned but unpaid were $16.4 million and $17.3 million, respectively.

NOTE 7—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority and MBC, as of March 31, 2004 and September 30, 2003 and for the quarters and six months ended March 31, 2004 and 2003, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,361,313	$209	$—	$1,361,522
Other assets, net	253,035	9,545	(5,054)	257,526

Total assets	$1,614,348	$9,754	$(5,054)	$1,619,048

LIABILITIES AND CAPITAL
Total current liabilities	$214,307	$7,125	$(5,054)	$216,378
Long-term debt, net of current portion	1,064,042	6,000	—	1,070,042
Relinquishment liability, net of current portion	402,695	—	—	402,695
Other long-term liabilities	108	—	—	108
Investment in subsidiary	3,371	—	(3,371)	—

Total liabilities	1,684,523	13,125	(8,425)	1,689,223
Total capital	(70,175)	(3,371)	3,371	(70,175)

Total liabilities and capital	$1,614,348	$9,754	$(5,054)	$1,619,048

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of September 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,386,130	$208	$—	$1,386,338
Other assets, net	265,199	10,492	(3,518)	272,173

Total assets	$1,651,329	$10,700	$(3,518)	$1,658,511

LIABILITIES AND CAPITAL
Total current liabilities	$219,500	$5,518	$(3,518)	$221,500
Long-term debt, net of current portion	1,094,649	7,000	—	1,101,649
Relinquishment liability, net of current portion portion	419,699	—	—	419,699
Other long-term liabilities	14,558	—	—	14,558
Investment in subsidiary	1,818	—	(1,818)	—

Total liabilities	1,750,224	12,518	(5,336)	1,757,406
Total capital	(98,895)	(1,818)	1,818	(98,895)

Total liabilities and capital	$1,651,329	$10,700	$(3,518)	$1,658,511

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Quarter Ended March 31, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$302,541	$16	$—	$302,557
Operating costs and expenses:
Gaming and other operations	171,183	227	—	171,410
Advertising, general and administrative	44,115	393	—	44,508
Depreciation and amortization	23,341	233	—	23,574

Total operating costs and expenses	238,639	853	—	239,492

Income (loss) from operations	63,902	(837)	—	63,065
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(20,617)	(51)	—	(20,668)
Equity interest	(887)	—	887	—
Other income (expense), net	(201)	1	—	(200)

Net income (loss)	$34,712	$(887)	$887	$34,712

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Quarter Ended March 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$273,102	$—	$—	$273,102
Operating costs and expenses:
Gaming and other operations	160,167	38	—	160,205
Advertising, general and administrative	40,771	49	—	40,820
Depreciation and amortization	22,776	114	—	22,890

Total operating costs and expenses	223,714	201	—	223,915

Income (loss) from operations	49,388	(201)	—	49,187
Accretion of discount to the relinquishment liability	(8,398)	—	—	(8,398)
Interest expense	(23,893)	(40)	—	(23,933)
Equity interest	(241)	—	241	—
Other income (expense), net	(318)	—	—	(318)

Net income (loss)	$16,538	$(241)	$241	$16,538

	For the Six Months Ended March 31, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$608,537	$18	$—	$608,555
Operating costs and expenses:
Gaming and other operations	356,911	414	—	357,325
Advertising, general and administrative	88,035	589	—	88,624
Depreciation and amortization	46,536	465	—	47,001

Total operating costs and expenses	491,482	1,468	—	492,950

Income (loss) from operations	117,055	(1,450)	—	115,605
Accretion of discount to the relinquishment liability	(14,970)	—	—	(14,970)
Interest expense	(39,565)	(104)	—	(39,669)
Equity interest	(1,553)	—	1,553	—
Other income (expense), net	(146)	1	—	(145)

Net income (loss)	$60,821	$(1,553)	$1,553	$60,821

	For the Six Months Ended March 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$556,108	$—	$—	$556,108
Operating costs and expenses:
Gaming and other operations	330,690	38	—	330,728
Advertising, general and administrative	82,639	49	—	82,688
Depreciation and amortization	45,795	114	—	45,909

Total operating costs and expenses	459,124	201	—	459,325

Income (loss) from operations	96,984	(201)	—	96,783
Accretion of discount to the relinquishment liability	(16,796)	—	—	(16,796)
Interest expense	(42,811)	(40)	—	(42,851)
Equity interest	(241)	—	241	—
Other income (expense), net	(341)	—	—	(341)

Net income (loss)	$36,795	$(241)	$241	$36,795

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$105,773	$(821)	$—	$104,952
Purchases of property and equipment	(21,730)	(34)	—	(21,764)
Other cash flows used in investing activities	(523)	—	—	(523)

Net cash flows used in investing activities	(22,253)	(34)	—	(22,287)

Bank Credit Facility borrowings—revolving loan	47,000	—	—	47,000
Bank Credit Facility repayments—revolving loan	(76,000)	—	—	(76,000)
Line of credit borrowings	47,000	—	—	47,000
Line of credit repayments	(47,000)	—	—	(47,000)
Distributions to Tribe	(32,404)	—	—	(32,404)
Other cash flows provided by (used in) financing activities	(30,077)	500	—	(29,577)

Net cash flows provided by (used in) financing activities	(91,481)	500	—	(90,981)

Net decrease in cash and cash equivalents	(7,961)	(355)	—	(8,316)
Cash and cash equivalents at beginning of period	72,690	574	—	73,264

Cash and cash equivalents at end of period	$64,729	$219	$—	$64,948

	For the Six Months Ended March 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$74,311	$2,273	$—	$76,584

Purchases of property and equipment	(32,469)	(24)	—	(32,493)
Other cash flows used in investing activities	(182)	(2,259)	—	(2,441)

Net cash flows used in investing activities	(32,651)	(2,283)	—	(34,934)

Prior bank credit facility borrowings	35,000	—	—	35,000
Prior bank credit facility repayments	(286,000)	—	—	(286,000)
Bank Credit Facility borrowings—revolving loan	151,000	—	—	151,000
Bank Credit Facility repayments—revolving loan	(30,000)	—	—	(30,000)
Bank Credit Facility borrowings—term loan	100,000	—	—	100,000
Line of credit borrowings	50,000	—	—	50,000
Line of credit repayments	(50,000)	—	—	(50,000)
Distributions to Tribe	(22,500)	—	—	(22,500)
Other cash flows provided by (used in) financing activities	(17,203)	170	—	(17,033)

Net cash flows provided by (used in) financing activities	(69,703)	170	—	(69,533)

Net increase (decrease) in cash and cash equivalents	(28,043)	160	—	(27,883)
Cash and cash equivalents at beginning of period	85,017	—	—	85,017

Cash and cash equivalents at end of period	$56,974	$160	$—	$57,134

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of Mohegan Tribal Gaming Authority (“the Authority”) and its subsidiary as of March 31, 2004, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2004 and 2003 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Authority’s management.

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

April 29, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization of expanded gaming in Connecticut, Rhode Island, New York, Massachusetts and Maine), changes in interest rates, dependence on existing management, leverage and debt service, regional, domestic or global economic conditions, changes in federal tax laws or the administration of such laws, changes in gaming laws or regulation and the availability of financing for development and operations. Additional information concerning potential factors that could affect our financial results are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

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

Competition from Other Gaming Operations

Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our primary competitor in Connecticut, Foxwoods Resort Casino. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York, as well as potential competition from planned casino projects announced by other Indian tribes in the northeastern United States. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for further detail regarding our current and projected competition from other gaming operations.

Recent Developments

During the quarter ended March 31, 2004, MGM Mirage and BLB Investors, LLC, or BLB, announced competing offers for the cash acquisition of Wembley plc, or Wembley. Wembley owns and operates the pari-mutuel facility, Lincoln Park, in Rhode Island. Lincoln Park currently offers approximately 2,300 video slot machines to the New England gaming market. On April 20, 2004, BLB announced a bid to acquire Wembley which was higher than the previous offer provided by MGM Mirage. On May 5, 2004, MGM Mirage announced they would provide no further bids on Wembley. The acquisition is subject to requisite court and shareholder approval, the completion of a Lincoln Park reorganization and receipt of necessary regulatory approvals. Currently, we generate approximately 5% of our gaming revenues from Rhode Island. We do not anticipate a material impact on our revenues due to the impending change in Lincoln Park ownership.

On January 28, 2004, the Schaghticoke Tribe of Kent, Connecticut was granted federal recognition by the Department of the Interior Bureau of Indian Affairs, or BIA. The State of Connecticut and several other groups have appealed the BIA’s recognition decision through a formal appeals board, the Department of the Interior Board of Indian Appeals, or IBIA. The IBIA is under no specific timetable to render a decision on the appeal. In addition, the Interior Department’s Inspector General has begun an investigation regarding the BIA’s federal recognition ruling. The Schaghticoke Tribe has expressed an intention to develop a casino in western Connecticut. Based on our internal estimates, we do not anticipate that federal recognition of the Schaghticoke Tribe of Kent, Connecticut will have a material impact on our revenues for the foreseeable future.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Routes I-395 and 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. We completed a major expansion of Mohegan Sun known as Project Sunburst in fiscal year 2002. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

As of March 31, 2004, Mohegan Sun operates in an approximately 3.0 million square foot facility which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 176,500 square feet of gaming space and offers:

•	approximately 3,850 slot machines and 185 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

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

Other Business Developments

The Tribe has determined that it is in their long-term best interests to pursue diversification of its business interests, both directly and through the Authority. From time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. As an example, the Tribe recently issued loans aggregating approximately $3.1 million to the development entity engaged by the Menominee Tribe in Kenosha, Wisconsin, to be used in the development of a gaming and entertainment facility. The Chairman of the Mohegan Tribe is also a member of the board overseeing the development. Although we and the Tribe currently are exploring various additional opportunities, all of our discussions are in preliminary stages, and there is no assurance that we or the Tribe will continue to pursue any of them or that any of them will be consummated.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno and racebook (also poker revenue for the quarter and six months ended March 31, 2003, which was prior to the closing of our poker room on September 2, 2003);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses and is comprised primarily of revenues from our slot machines and table games. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Pursuant to the Mohegan Compact, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut. On a monthly basis, we also post this information on our website at www.mohegansun.com.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenue represents the closing table games inventory plus table games drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table. Table games hold percentage is the table games revenues as a percentage of table games drop.

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

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverages, hotel and retail amenities offered within Mohegan Sun. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include expenses associated with slot machine operations, table games, keno and racebook expenses, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the quarter and six months ended March 31, 2003 also included expenses associated with poker operations, which closed on September 2, 2003.

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

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, on October 1, 2001. Under SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. With the adoption of SFAS 142, we no longer record amortization of the trademark. Refer to Note 6 to our condensed consolidated financial statements for a further discussion of how we calculate the relinquishment liability and related reassessments.

Results of Operations

Summary Operating Results

The following table summarizes our results of operations (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Net revenues	$302,557	$273,102	$29,455	10.8%	$608,555	$556,108	$52,447	9.4%
Income from operations	63,065	49,187	13,878	28.2%	115,605	96,783	18,822	19.4%
Net income	34,712	16,538	18,174	109.9%	60,821	36,795	24,026	65.3%

The most important factors and trends contributing to our operating performance over the quarter and six month periods ended March 31, 2004 and 2003 have been:

•	The initiation of a cost reduction program in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs;

•	Improvements in labor productivity leading to the reduction of operational full time equivalents for the quarter ended March 31, 2004 and resulting in lower salary and wages in our gaming operations and certain related fringe benefit expenditures;

•	The current economic recovery in the United States, which has had a positive effect on our results in fiscal year 2004;

•	The strengthening of our brand awareness in the Connecticut gaming market, which is reflected in our slot revenue growth rate which exceeds the growth rate of the Connecticut slot revenue market;

•	Successful marketing programs and promotional events designed to increase targeted patron volume and developed by the tracking of our customers’ play through our Mohegan Sun Players’ Club program;

•	The closing of our poker room on September 2, 2003 for the purpose of adding approximately 260 slot machines, which led to increased revenue per square foot and higher operating margin and created greater player satisfaction through the use of ticket-in, ticket-out technology;

•	Efforts in fiscal year 2004 to reduce our financial leverage through the repayment of $29.0 million principal amount outstanding on our bank credit facility; and

•	The refinancing of $300.0 million of our outstanding debt in late fiscal year 2003, which resulted in lower interest costs that had a positive effect on our net income for the quarter and six month periods ended March 31, 2004.

Net revenues for the quarter and six months ended March 31, 2004 increased primarily as a result of continued growth in both gaming and non-gaming revenues. This increase is due to continued public awareness of Mohegan Sun non-gaming amenities, a 7.5% and 6.7% increase in casino patronage for the quarter and six months ended March 31, 2004, respectively, and a strengthening economy.

Income from operations for the quarter and six months ended March 31, 2004 increased as a result of the growth in net revenues, offset by related increases in gaming expenses, retail entertainment and other expenses, and general and administrative expenses as more fully described below.

Net income for the quarter and six months ended March 31, 2004 increased primarily as a result of the increase in income from operations and decreases in accretion of discount to the relinquishment liability and in interest expense as more fully described below.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Gaming	$273,894	$250,117	$23,777	9.5%	$547,960	$505,490	$42,470	8.4%
Food and beverage	21,372	19,630	1,742	8.9%	43,946	41,482	2,464	5.9%
Hotel	12,167	11,257	910	8.1%	25,130	23,979	1,151	4.8%
Retail, entertainment and other	20,794	16,623	4,171	25.1%	45,768	37,289	8,479	22.7%

Total	$328,227	$297,627	$30,600	10.3%	$662,804	$608,240	$54,564	9.0%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Gaming	83.5%	84.0%	82.7%	83.1%
Food and beverage	6.5%	6.6%	6.6%	6.8%
Hotel	3.7%	3.8%	3.8%	4.0%
Retail, entertainment and other	6.3%	5.6%	6.9%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Variance	Percentage Variance	2004	2003	Variance	Percentage Variance
Slot handle	$2,479	$2,281	$198	8.7%	$4,941	$4,626	$315	6.8%
Gross slot revenues	$201	$181	$20	11.0%	$402	$364	$38	10.4%
Net slot revenues	$194	$175	$19	10.9%	$390	$354	$36	10.2%
Gross slot hold percentage	8.1%	7.9%	0.2%	2.5%	8.1%	7.9%	0.2%	2.5%
Gross slot win per unit per day (in dollars)	$354	$324	$30	9.3%	$355	$323	$32	9.9%
Table games drop	$484	$439	$45	10.3%	$969	$878	$91	10.4%
Table games revenues	$77	$69	$8	11.6%	$153	$141	$12	8.5%
Table games hold percentage(1)	16.0%	15.8%	0.2%	1.3%	15.8%	16.0%	-0.2%	-1.3%
Table games revenue per unit per day (in dollars)	$3,003	$2,999	$4	0.1%	$3,031	$3,011	$20	0.7%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the quarter and six months ended March 31, 2004 increased due to continued growth in net slot revenues and table games revenues. The increase in net slot revenues and table games revenues resulted from the continued awareness of the Mohegan Sun brand in the Connecticut gaming market. We exceeded the Connecticut slot revenue market growth for the quarter and six months ended March 31, 2004 of

6.6% and 6.2%, respectively. The State of Connecticut reported slot revenues of $391.4 million and $778.5 million for the quarter and six months ended March 31, 2004, respectively, and $367.2 million and $733.1 million for the quarter and six months ended March 31, 2003, respectively.

Food and beverage revenues for the quarter and six months ended March 31, 2004 increased primarily as a result of an increase in average price per meal of 6.9% and 5.7% for the quarter and six months ended March 31, 2004, respectively. Average price per meal was $12.92 and $12.09 for the quarters ended March 31, 2004 and 2003, respectively, and $13.15 and $12.44 for the six months ended March 31, 2004 and 2003, respectively.

The following table presents data related to our hotel revenues:

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Variance	Percentage Variance	2004	2003	Variance	Percentage Variance
Rooms occupied	87,200	76,300	10,900	14.3%	180,600	152,000	28,600	18.8%
Average daily room rate (ADR)	$129	$142	$(13)	-9.2%	$131	$151	$(20)	-13.2%
Occupancy rate	82%	72%	10%	13.9%	84%	71%	13%	18.3%
Revenue per available room (REVPAR)	$105	$102	$3	2.9%	$110	$107	$3	2.8%

Hotel revenues increased for the quarter and six months ended March 31, 2004 as a result of substantial increases in rooms occupied offset by related decreases in ADR. The increase in rooms occupied and occupancy rate was due to an increase in promotional programs directed to our casino patrons, which management believes yields a greater gaming revenue contribution than group and transient hotel patrons. The promotional programs extended to casino patrons provide lower room rates, which is reflected in the decrease in ADR. The increased hotel occupancy contributed to growth in gaming, food and beverage, and retail, entertainment and other revenues for the quarter and six months ended March 31, 2004.

Retail, entertainment and other revenues increased for the quarter and six months ended March 31, 2004 primarily as a result of increased entertainment revenues of 97.0%, or $2.7 million, for the quarter ended March 31, 2004 and 72.2%, or $5.9 million, for the six months ended March 31, 2004. Tickets sold for Mohegan Sun Arena events increased by 16.5% and 29.3% for the quarter and six months ended March 31, 2004 due to a slight increase in number of events and a more appealing mix of entertainers and events, which is also reflected in a substantial increase in average ticket price per event for the quarter and six months ended March 31, 2004. Retail and other revenues increased by $1.5 million for the quarter ended March 31, 2004 and $2.6 million for the six months ended March 31, 2004 due to an increase in rental revenue associated with the third party tenant restaurants and retail outlets in the Casino of the Sky, along with increased patronage to our stores and the Mohegan Sun gasoline and convenience center.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$10,460	$10,530	$(70)	-0.7%	$21,777	$21,787	$(10)	-0.0%
Hotel	3,788	4,211	(423)	-10.0%	7,817	8,833	(1,016)	-11.5%
Retail, entertainment and other	11,422	9,784	1,638	16.7%	24,655	21,512	3,143	14.6%

Total	$25,670	$24,525	$1,145	4.7%	$54,249	$52,132	$2,117	4.1%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$10,300	$10,656	$(356)	-3.3%	$21,416	$21,658	$(242)	-1.1%
Hotel	$1,701	$1,660	41	2.5%	3,380	3,280	100	3.0%
Retail, entertainment and other	$8,975	$7,768	1,207	15.5%	19,004	17,576	1,428	8.1%

Total	$20,976	$20,084	$892	4.4%	$43,800	$42,514	$1,286	3.0%

Promotional allowances for the quarter and six months ended March 31, 2004 increased due to higher retail, entertainment and other complimentaries offset by lower hotel complimentaries consistent with the decrease in ADR. The increase in retail, entertainment and other promotional allowances was due to higher entertainment complimentaries resulting from higher attendance and retail prices of tickets for events at the Mohegan Sun Arena. Increases in coupons redeemed at Mohegan Sun managed retail outlets also contributed to the increase in retail, entertainment and other promotional allowances.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Gaming	$147,901	$141,288	$6,613	4.7%	$307,609	$289,018	$18,591	6.4%
Food and beverage	10,160	8,863	1,297	14.6%	20,521	18,603	1,918	10.3%
Hotel	3,647	2,890	757	26.2%	7,222	5,959	1,263	21.2%
Retail, entertainment and other	9,702	7,164	2,538	35.4%	21,973	17,148	4,825	28.1%
Advertising, general and administrative	44,508	40,820	3,688	9.0%	88,624	82,688	5,936	7.2%
Depreciation and amortization	23,574	22,890	684	3.0%	47,001	45,909	1,092	2.4%

Total	$239,492	$223,915	$15,577	7.0%	$492,950	$459,325	$33,625	7.3%

Gaming costs and expenses for the quarter and six months ended March 31, 2004 increased primarily as a result of increased marketing efforts, including a holiday shopping program and bus patron promotional costs designed to increase targeted patron volume, and an increase in the slot win contribution payments to the State of Connecticut. We recorded expenses associated with the slot win contribution of $50.2 million and $45.2 million for the quarters ended March 31, 2004 and 2003, respectively, and $100.5 million and $91.3 million for the six months ended March 31, 2004 and 2003, respectively. These increases in gaming costs and expenses were partially offset by a decrease in direct gaming labor costs.

Food and beverage costs and expenses for the quarter ended March 31, 2004 increased due to higher cost of goods sold associated with supporting the increase in food and beverage revenues. Food and beverage costs and expenses for the six months ended March 31, 2004 increased as a result of higher labor costs and cost of goods sold associated with supporting the increase in food and beverage revenue for the six months ended March 31, 2004.

Hotel costs and expenses for the quarter and six months ended March 31, 2004 increased primarily as a result of increased labor and other hotel operating costs related to the increase in the amount of rooms occupied in the quarter and six months ended March 31, 2004.

Retail, entertainment and other costs and expenses for the quarter and six months ended March 31, 2004 increased due to higher entertainment costs associated with a slight increase in the number of Mohegan Sun Arena events and a more appealing mix of entertainers and events during the quarter and six months ended March 31, 2004, which drove higher attendance. There were 24 and 52 events in the arena during the quarter and six months ended March 31, 2004, respectively, compared to 22 and 45 events during the quarter and six months ended March 31, 2003, respectively. The increase also was attributable to higher labor costs and cost of goods sold supporting the increase in retail revenues from Mohegan Sun managed retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the quarter and six months ended March 31, 2004 increased as a result of increased labor costs for advertising, general and administrative departments and increased advertising costs. The increase was also attributable to costs incurred from business development activities of $1.0 million and $1.2 million for the quarter and six months ended March 31, 2004, respectively. There were no such business development costs in the quarter and six months ended March 31, 2003.

Depreciation and amortization for the quarter and six months ended March 31, 2004 increased primarily due to the placement of new capital assets into service relating to casino renovations completed during the first quarter of fiscal 2004. The increase for the six months ended March 31, 2004 was also the result of a full six months of amortization of intangible assets relating to the purchase of our WNBA franchise in January 2003.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Quarters Ended March 31,				For the Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability(1)	$(7,485)	$(8,398)	$913	-10.9%	$(14,970)	$(16,796)	$1,826	-10.9%
Interest income	117	63	54	85.7%	151	152	(1)	-0.7%
Interest expense	(20,668)	(23,933)	3,265	-13.6%	(39,669)	(42,851)	3,182	-7.4%
Loss on early extinguishment of debt	(248)	—	(248)	—	(248)	—	(248)	—
Write-off of debt issuance costs	—	(403)	403	-100.0%	—	(403)	403	-100.0%
Other income (expense), net	(69)	22	(91)	-413.6%	(48)	(90)	42	-46.7%

Total	$(28,353)	$(32,649)	$4,296	-13.2%	$(54,784)	$(59,988)	$5,204	-8.7%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense for the quarter and six months ended March 31, 2004 decreased as the result of decreases in weighted average outstanding debt and weighted average interest rates. Weighted average outstanding debt decreased from $1.16 billion and $1.15 billion for the quarter and six months ended March 31, 2003 to

$1.11 billion for the quarter and six months ended March 31, 2004 due to lower principal amounts borrowed and outstanding from our bank credit facilities offset by higher amounts of senior subordinated notes outstanding. The weighted average interest rate for the quarter ended March 31, 2004 was 7.5% compared to 8.3% for the quarter ended March 31, 2003. The weighted average interest rate for the six months ended March 31, 2004 was 7.1% compared to 7.4% for the six months ended March 31, 2003. The decrease in our weighted-average interest rate for the quarter ended March 31, 2004 was primarily the result of a $1.7 million unfavorable change in the fair value of derivative instruments in the quarter ended March 31, 2003 and a reduction of interest expense of approximately $1.2 million from the refinancing of our $300.0 million 8 3/4% senior subordinated notes in July 2003. The decrease in our weighted-average interest rate for the six months ended March 31, 2004 was primarily the result of reductions in interest expense of approximately $2.3 million and $1.9 million from our refinancing in July 2003 and the reduction of bank credit facility amounts outstanding, respectively.

Loss on early extinguishment of debt associated with the tender of our remaining $5.2 million 8 3/4% senior subordinated notes was $248,000 in the quarter and six months ended March 31, 2004. There was no loss on early extinguishment of debt for the quarter and six months ended March 31, 2003.

Write-off of debt issuance costs for the six months ended March 31, 2003 related to the repayment of the entire outstanding indebtedness under our previous credit facility in March 2003. There was no write-off of debt issuance costs for the quarter ended March 31, 2003 and the quarter and six months ended March 31, 2004.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the quarter and six months ended March 31, 2004 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Six Months Ended March 31,
	2004	2003	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$104,952	$76,584	$28,368	37.0%
Net cash used in investing activities	(22,287)	(34,934)	12,647	-36.2%
Net cash used in financing activities	(90,981)	(69,533)	(21,448)	30.8%

Net decrease in cash and cash equivalents	$(8,316)	$(27,883)	$19,567	-70.2%

As of March 31, 2004 and September 30, 2003, we held cash and cash equivalents of $64.9 million and $73.3 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization. The increase in cash provided by operating activities for the six months ended March 31, 2004 is attributable primarily to the increase in operating income after adjustments for non-cash items and a lower net amount of cash paid for interest expense.

Operating activities are a significant source of our cash flows. We primarily use our cash flows provided by operating activities to meet our working capital requirements and to reduce our leverage and provide distributions to the Tribe. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in Connecticut, New York, Massachusetts, Maine and Rhode Island, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure disruption, such as the closure of Connecticut Interstate 95, for an extended period of time; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the six months ended March 31, 2004 is attributable primarily to a higher amount of distributions provided to the Tribe, a $5.1 million aggregate cash settlement paid to terminate our derivative instruments and a $5.2 million payment made to extinguish the remaining principal outstanding on our 8 3/4% senior subordinated notes. The decrease in cash used in investing activities for the six months ended March 31, 2004 is attributable primarily to lower cash capital expenditures due to a decrease in construction payables of $18.9 million. Please refer to “Capital Expenditures” below for further detail regarding our capital expenditures for the six months ended March 31, 2004 and 2003.

External Sources of Liquidity

Notes. We previously financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of March 31, 2004, we had $200.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the senior notes; $150.0 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; and $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes. MBC is a guarantor of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

In July 2003, we completed a cash tender offer and consent solicitation to repurchase all of our outstanding $300.0 million 8 3/4% senior subordinated notes due July 1, 2009 and first callable January 1, 2004, or the 1999 senior subordinated notes. The aggregate principal amount tendered of the 1999 senior subordinated notes was $294.8 million, leaving a remaining aggregate principal amount of $5.2 million outstanding. In January 2004, we used the remaining proceeds from our offering of the 2003 senior subordinated notes to redeem the remaining $5.2 million 1999 senior subordinated notes. The remaining notes were redeemed at a price of 104.375% per $1,000 principal amount redeemed, or $5.5 million in aggregate, including a premium of $229,000 and accrued interest of $19,000.

Bank Credit Facility. We have a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. We may seek to increase the size of the bank credit facility, so long as, among other things, the aggregate principal amount is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million includes amounts available under letters of credit. As of March 31, 2004, the amount available under letters of credit totaled $350,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce automatically by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. We had $253.7 million available for borrowing under the revolving loan as of March 31, 2004.

The bank credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, our obligations under the bank credit facility are guaranteed by MBC. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the $291.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly, if earlier. Interest on base rate advances will be payable quarterly. As of March 31, 2004, we had no base rate loans. Outstanding advances are based on one-month LIBOR plus the applicable spread. As of March 31, 2004, one-month LIBOR was 1.09% and the applicable spread was 2.25%. The applicable spread for commitment fees was 0.50% as of March 31, 2004.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. At our option, each advance shall bear interest at either the bank’s variable Prime Rate or on the basis of seven or thirty day LIBOR, plus the applicable margin pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in June 2004 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $21.8 million for the six months ended March 31, 2004, compared to $13.5 million for the six months ended March 31, 2003. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $20.7 million and $12.9 million for the six months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004, these expenditures included $7.3 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations, to add slot machines to our keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest, through March 31, 2004. During the six months ended March 31, 2004 and 2003, capital expenditures totaled $748,000 and $445,000, respectively, with no amounts recorded as capitalized interest.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 and $139,000 for the six months ended March 31, 2004 and 2003.

Expected Future Capital Expenditures

During the remainder of fiscal year 2004, we expect capital expenditures to total $19.7 million, comprised primarily of anticipated maintenance capital expenditures. We anticipate capital expenditures to be approximately $35.0 million and $40.0 million during the fiscal years ending September 30, 2005 and 2006, comprised primarily of anticipated maintenance capital expenditures.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the quarters and six months ended March 31, 2004 and 2003, we incurred the following in interest expense (in thousands):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Bank credit facility	$1,799	$163	$3,565	$163
Prior credit facility	—	2,038	—	4,628
8 1/8% senior notes	4,062	4,062	8,125	8,125
1999 8 3/4% senior subordinated notes	19	6,563	134	13,125
2001 8 3/8% senior subordinated notes	3,141	3,141	6,281	6,281
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,259	—	10,519	—
WNBA note	51	40	104	40
Line of credit	3	133	65	291
Change in fair value of derivative instruments	—	1,666	—	(1,711)
Interest settlement-derivative instruments	(367)	(348)	(2,552)	(1,511)
Reclassification of derivative instrument losses to earnings	119	196	303	393
Amortization of net deferred gain on sale of derivative instruments	(115)	(175)	(315)	(342)
Amortization of debt issuance costs	1,697	1,454	3,440	3,369

Total interest expense	$20,668	$23,933	$39,669	$42,851

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months. Distributions to the Tribe are anticipated to total $65.0 million, $65.0 million and $67.5 million for fiscal years 2004, 2005 and 2006, respectively. We are also considering various alternatives for redeeming our senior notes due January 1, 2006, including the utilization of our bank credit facility or the issuance of new senior or senior subordinated notes.

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

Contractual Obligations (in thousands)	Remaining 2004(1)	2-3 years	4-5 years	After 5 years
Long-term debt(2)	$—	$252,001	$88,999	$733,000

(1)	Amounts represent obligations expected to be incurred from April 1, 2004 to September 30, 2004.
(2)	Long-term debt includes scheduled maturities for notes payable and amounts required to be paid pursuant to the bank credit facility, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments that will require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	6-10 years
Slot Win Contribution(2)	$209,061	$398,784	$335,870	$931,910
Relinquishment commitments(3)	68,542	129,963	106,565	295,677
Priority distributions(4)	15,452	31,826	33,307	90,206
Town of Montville commitment(5)	500	1,000	1,000	2,500

Total	$293,555	$561,573	$476,742	$1,320,293

(1)	Amounts due within fiscal year 2004 represent payment commitments from October 1, 2003 to September 30, 2004.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 5 to our condensed consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.

(5)	We have an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, relinquishment liability, accruals for unredeemed Player’s Club points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also use information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

Derivative Instruments

We use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt, manage volatility in the effective cost of debt and match debt service requirements to projected cash flows from assets. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt obligations, which are comprised primarily of our bank credit facility, which accrues interest based on short-term LIBOR rates, and our senior and senior subordinated notes, which accrue interest at fixed rates specified in each loan agreement. Our debt obligations are fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Capital Spending-External Sources of Liquidity.”

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes.

In July 2003, we entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. In July 2003, we entered into two other interest rate swap agreements, each based on six-month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, we made payments on the variable interest rate described above provided by the derivative instrument and received payments equal to the fixed interest rate (6 3/8% and 8 3/8% for $82.5 million and $35.0 million notional amounts, respectively) on the debt being hedged. These instruments were terminated during the quarter ended March 31, 2004.

The following table provides information as of March 31, 2004 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of March 31, 2004.

		Expected Maturity Date
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):

Fixed Rate	$—	$—	$200,000	$—	$—	$730,000	$930,000	$1,004,278
Average interest rate	—	—	8.1%	—	—	7.3%	7.5%
Variable Rate	$—	$17,667	$34,334	$34,334	$54,665	$3,000	$144,000	$144,000
Average interest rate	—	4.3%	6.2%	7.0%	6.3%	7.2%	5.9%

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

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following reports on Form 8-K:

(1)	On January 20, 2004, we filed a report on Form 8-K reporting information under Item 12 that we had posted on our website our Slot Machine Statistical Report which contained gross slot machine statistics on a monthly basis for the three months ended December 31, 2003 and for the fiscal year ended September 30, 2003.

(2)	On January 30, 2004, we filed a report on Form 8-K reporting information under Item 12 announcing our operating results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 12, 2004	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman and Member, Management Board

Date: May 12, 2004	By:	/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer, Mohegan Sun (Principal Executive Officer)

Date: May 12, 2004	By:	/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann, Executive Vice President, Finance and Chief Financial Officer, Mohegan Sun (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the 2003 Form S-4, and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.5	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

Exhibit No.	Description

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.9	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.10	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.11	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.12	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.13	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

4.14	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.15	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.16	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).

10.1	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed herewith).

Exhibit No.	Description

10.2	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed herewith).

10.3	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).