Form 10-Q
period 2004-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2004-08-16
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$76,644	$73,264
Receivables, net	11,578	13,434
Due from Tribe	923	2,453
Inventories	14,861	13,822
Other current assets	10,399	15,379

Total current assets	114,405	118,352

Non-current assets:
Property and equipment, net	1,341,264	1,386,338
Trademark and other intangible assets, net	127,721	129,375
Other assets, net	20,002	24,446

Total assets	$1,603,392	$1,658,511

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Current portion of relinquishment liability	93,129	85,865
Trade payables	22,117	25,670
Accrued interest payable	29,196	22,323
Other current liabilities	87,097	86,642

Total current liabilities	232,539	221,500

Non-current liabilities:
Long-term debt, net of current portion	1,031,748	1,101,649
Relinquishment liability, net of current portion	392,663	419,699
Other long-term liabilities	108	14,558

Total liabilities	1,657,058	1,757,406

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(53,666)	(98,592)
Accumulated other comprehensive loss	—	(303)

Total capital	(53,666)	(98,895)

Total liabilities and capital	$1,603,392	$1,658,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Quarter Ended June 30, 2004	For the Quarter Ended June 30, 2003	For the Nine Months Ended June 30, 2004	For the Nine Months Ended June 30, 2003
Revenues:
Gaming	$280,274	$270,864	$828,234	$776,354
Food and beverage	22,267	21,634	66,213	63,116
Hotel	12,970	13,221	38,208	37,265
Retail, entertainment and other	24,062	19,008	69,830	56,297

Gross revenues	339,573	324,727	1,002,485	933,032

Less-Promotional allowances	(28,621)	(26,571)	(82,870)	(78,703)

Net revenues	310,952	298,156	919,615	854,329

Operating costs and expenses:
Gaming	156,214	150,108	463,823	439,126
Food and beverage	10,413	8,849	30,934	27,452
Hotel	3,522	3,542	10,852	9,566
Retail, entertainment and other	8,339	8,526	30,312	25,674
Advertising, general and administrative	46,555	45,956	133,974	128,644
Corporate development	127	—	1,332	—
Depreciation and amortization	24,301	22,974	71,302	68,883

Total operating costs and expenses	249,471	239,955	742,529	699,345

Income from operations	61,481	58,201	177,086	154,984

Other income (expense):
Accretion of discount to the relinquishment liability	(7,485)	(8,398)	(22,455)	(25,194)
Interest income	23	61	174	213
Interest expense	(20,407)	(20,961)	(60,076)	(63,812)
Loss on early extinguishment of debt	—	—	(248)	—
Write-off of debt issuance costs	—	—	—	(403)
Other expense, net	(797)	(598)	(845)	(688)

Total other expense	(28,666)	(29,896)	(83,450)	(89,884)

Net income	$32,815	$28,305	$93,636	$65,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	For the Quarter Ended June 30, 2004		For the Quarter Ended June 30, 2003
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at April 1	$(70,175)		$(119,982)
Net income	32,815	$32,815	28,305	$28,305

Distributions to Tribe	(16,306)		(15,780)

Retained deficit at June 30	(53,666)		(107,457)

Accumulated other comprehensive loss at April 1	—	—	(697)
Reclassification of derivative instrument losses to earnings				197

Other comprehensive income	—	—	197	197

Comprehensive income		$32,815		$28,502

Accumulated other comprehensive loss at June 30	—		(500)

Total capital ending balance at June 30	$(53,666)		$(107,957)

	For the Nine Months Ended June 30, 2004		For the Nine Months Ended June 30, 2003
	Capital	Comprehensive Income	Capital	Comprehensive Income
Retained deficit at October 1	$(98,592)		$(134,277)
Net income	93,636	$93,636	65,100	$65,100

Distributions to Tribe	(48,710)		(38,280)

Retained deficit at June 30	(53,666)		(107,457)

Accumulated other comprehensive loss at October 1	(303)		(1,090)
Reclassification of derivative instrument losses to earnings		303		590

Other comprehensive income	303	303	590	590

Comprehensive income		$93,939		$65,690

Accumulated other comprehensive loss at June 30	—		(500)

Total capital ending balance at June 30	$(53,666)		$(107,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended June 30, 2004	For the Nine Months Ended June 30, 2003
Cash flows provided by (used in) operating activities:
Net income	$93,636	$65,100
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	71,302	68,883
Accretion of discount to the relinquishment liability	22,455	25,194
Cash paid for accretion of discount to the relinquishment liability	(19,625)	(21,680)
Loss on early extinguishment of debt	248	—
Payment of tender offer costs	(229)	—
Change in fair value of derivative instruments	—	(2,994)
Loss on disposition of assets	845	693
Provision for losses on receivables	489	791
Amortization of debt issuance costs	4,854	4,847
Write-off of debt issuance costs	—	403
Amortization of net deferred gain on settlement of derivative instruments	(276)	(541)
Reclassification of derivative instrument losses to earnings	303	590
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,905	(1,143)
(Increase) decrease in inventories	(1,039)	686
Increase in other assets	(358)	(19,741)
Increase (decrease) in trade payables	(3,553)	7,215
Increase in other current liabilities	8,119	18,178

Net cash flows provided by operating activities	180,076	146,481

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $(741) and $(27,621), respectively	(26,187)	(49,959)
Investment in WNBA franchise	—	(2,259)
Proceeds from asset sales	82	1,037
Issuance of third-party loans	(654)	(500)
Payments received on third-party loans	147	84

Net cash flows used in investing activities	(26,612)	(51,597)

Cash flows provided by (used in) financing activities:
Prior bank credit facility borrowings	—	35,000
Prior bank credit facility repayments	—	(286,000)
Bank Credit Facility borrowings—revolving loan	62,000	176,000
Bank Credit Facility repayments—revolving loan	(121,000)	(80,000)
Bank Credit Facility borrowings—term loan	—	100,000
Bank Credit Facility repayments—term loan	(8,334)	—
Line of credit borrowings	99,000	50,000
Line of credit repayments	(99,000)	(50,000)
Payments on long-term debt	(6,241)	—
Principal portion of relinquishment liability payments	(22,602)	(17,595)
Distributions to Tribe	(48,710)	(38,280)
Capitalized debt issuance costs	(39)	(4,071)
Net proceeds (payment) from settlement of derivative instruments	(5,147)	1,072
Decrease in other long-term liabilities	(11)	(59)

Net cash flows used in financing activities	(150,084)	(113,933)

Net increase (decrease) in cash and cash equivalents	3,380	(19,049)
Cash and cash equivalents at beginning of period	73,264	85,017

Cash and cash equivalents at end of period	$76,644	$65,968

Supplemental disclosures:
Cash paid during the period for interest	$46,242	$49,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive jurisdiction to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”), which owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun. MBC owns approximately 3.9% of the membership interests in WNBA, LLC.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	June 30, 2004	September 30, 2003
Bank Credit Facility	$98,666	$166,000
8 1/8% Senior Notes	200,000	200,000
1999 8 3/4% Senior Subordinated Notes	—	5,241
2001 8 3/8% Senior Subordinated Notes	150,000	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
WNBA Promissory Note	7,000	8,000

Subtotal	1,035,666	1,109,241
Deferred gain (loss) on derivative instruments sold	(2,918)	2,504
Fair market value of derivative instruments held	—	(9,096)

Total debt	$1,032,748	$1,102,649

Bank Credit Facility

The Authority has a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. The Authority may seek to increase the size of the Bank Credit Facility, so long as, among other things, the aggregate principal amount available for borrowing is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million available for borrowing includes amounts available under letters of credit. As of June 30, 2004, amounts available under outstanding letters of credit totaled $350,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the Bank Credit Facility, the term loan shall reduce by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the Bank Credit Facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. In June 2004, the Authority made a prepayment of $8.3 million on the term loan, which effectively reduced the term loan commitment from $100.0 million to $91.7 million. The Authority had $283.7 million available for borrowing under the Bank Credit Facility as of June 30, 2004. Refer to Note 8 for discussion regarding a subsequent reduction in the amount available for borrowing associated with a tender offer transaction in August 2004.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC. Refer to Note 7 for condensed consolidating

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of June 30, 2004, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the $291.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of June 30, 2004, the Authority had no base rate loans. All outstanding advances as of June 30, 2004 are based on one-month LIBOR plus the applicable spread. As of June 30, 2004, one-month LIBOR was 1.37% and the applicable spread was 2.25%. The applicable spread for commitment fees was 0.50% as of June 30, 2004. Accrued interest, including commitment fees, on the Bank Credit Facility was $10,000 and $64,000 at June 30, 2004 and September 30, 2003, respectively.

In July 2004, the Authority received the requisite consent of its lenders for Amendment No. 2 to the Bank Credit Facility. The amendment, among other things, permitted the Authority to use the proceeds from a notes offering to repurchase its 8 3/8 % Senior Subordinated Notes due 2011. Refer to Note 8 for further information. The Amendment also allows the Authority to prepay up to an additional $100.0 million in principal with respect to its other senior subordinated obligations.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes due 2006 with fixed interest payable at a rate of 8 1/8% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement (described in Note 6 below) that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the 2003 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2004 and September 30, 2003, accrued interest on the Senior Notes was $8.1 million and $4.1 million, respectively.

In July 2004, the Authority commenced a cash tender offer to repurchase all of its outstanding Senior Notes. In connection with and as part of the tender offer, which closed in August 2004, the Authority solicited and received necessary consents to amend the indenture governing these notes to eliminate substantially all of the restrictive covenants thereunder. Approximately $14.0 million principal amount of the Senior Notes remain outstanding. For more information regarding the tender offer, refer to Note 8 of these condensed consolidated financial statements.

1999 8 3/4% Senior Subordinated Notes

On March 3, 1999, the Authority issued $300.0 million Senior Subordinated Notes due 2009 with fixed interest payable at a rate of 8 3/4% per annum (the “1999 Senior Subordinated Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to Project Sunburst. Interest on the 1999 Senior Subordinated Notes was payable semi-annually on January 1 and July 1. The 1999 Senior Subordinated Notes were scheduled to mature in January 2009. The first call date for the 1999 Senior Subordinated Notes was in January 2004. The 1999 Senior Subordinated Notes were uncollateralized general obligations of the Authority. At September 30, 2003, accrued interest on the 1999 Senior Subordinated Notes was $115,000.

In July 2003, the Authority completed a cash tender offer and consent solicitation to repurchase all of its outstanding 1999 Senior Subordinated Notes. The aggregate principal amount tendered of the 1999 Senior Subordinated Notes was $294.8 million. In January 2004, the Authority used the remaining proceeds from its July 2003 offering of $330.0 million 6 3/8% Senior Subordinated Notes to redeem its outstanding $5.2 million 1999 Senior Subordinated Notes. These remaining notes were redeemed at a price of 104.375% per $1,000 principal amount redeemed, or $5.5 million in aggregate, including a premium of $229,000 and accrued interest of $19,000. As a result of the repurchase and redemption, no 1999 Senior Subordinated Notes are outstanding.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes due 2011with fixed interest payable at a rate of 8 3/8% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2004 and September 30, 2003, accrued interest on the 2001 Senior Subordinated Notes was $6.3 million and $3.1 million, respectively.

In July 2004, the Authority commenced a cash tender offer to repurchase all of its outstanding 2001 Senior Subordinated Notes. In connection with and as part of the tender offer, the Authority solicited and received necessary consents to amend the indenture governing these notes to eliminate substantially all of the restrictive covenants thereunder. Approximately $16.3 million principal amount of the 2001 Senior Subordinated Notes remain outstanding. For more information regarding the tender offer, refer to Note 8 of these condensed consolidated financial statements.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes due 2012 with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and fund costs related to Project Sunburst. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. As of June 30, 2004 and September 30, 2003, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes due 2009 with fixed interest payable at a rate of 6 3/8% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15, with the first interest payment paid on January 15, 2004. The 2003 Senior Subordinated Notes mature on July 15, 2009 and are callable at any time. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC. In November 2003, the Authority completed an offer to exchange the 2003 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, with all outstanding notes being exchanged. As of June 30, 2004 and September 30, 2003, accrued interest on the 2003 Senior Subordinated Notes was $9.7 million and $4.8 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of June 30, 2004, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note dated January 28, 2003 to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. As of June 30, 2004 and September 30, 2003, accrued interest on the WNBA Note was $80,000 and $150,000, respectively. Refer to Note 7 for condensed consolidating financial information of the Authority and MBC.

Line of Credit

On June 22, 2004, the Authority amended its $25.0 million revolving loan agreement with Fleet National Bank (the “Line of Credit”). At the Authority’s option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of June 30, 2004, the Authority was in compliance with all covenant requirements in the Line of Credit. As of June 30, 2004 and September 30, 2003, no amounts were outstanding under the Line of Credit.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of June 30, 2004.

On July 10, 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. On July 29, 2003, the Authority entered into two other interest rate swap agreements, each based on six-month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes. For the quarter and nine months ended June 30, 2004, the Authority recorded amortization of $239,000 and $322,000, respectively, on the aggregate loss of $5.1 million to interest expense and expects to record approximately $937,000 to interest expense over the next twelve months. The portion of the unamortized loss that relates to the 2001 Senior Subordinated Notes that were tendered and paid in August 2004 will be recognized as a component of loss on early extinguishment of debt.

On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. On March 10, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes. For the quarter and nine months ended June 30, 2004, the Authority recorded amortization of $32,000 and $97,000, respectively, as an offset to interest expense and expects to record approximately $24,000 as an offset to interest expense over the next twelve months. The portion of the unamortized gain that relates to the 2001 Senior Subordinated Notes that were tendered and paid in August 2004 will be recognized as an offset to loss on early extinguishment of debt.

In September 2002, the Authority modified an interest rate swap and interest rate collar agreement, which were designated as cash flow hedges. The resulting fair market value liability at the date of modification was reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. There was no remaining unamortized amount of the fair market value liability in the quarter ended June 30, 2004. For the nine months ended June 30, 2004, the Authority reclassified the remaining unamortized amounts of the fair market value liability of approximately $303,000 into interest expense.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the Senior Notes and two instruments each hedging $50.0 million of the Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the Senior Notes. For the quarter and nine months ended June 30, 2004, the Authority recorded amortization of $167,000 and $501,000, respectively, as an offset to interest expense and expects to record approximately $99,000 as an offset to interest expense over the next twelve months. The portion of the unamortized gain that relates to the Senior Notes that were tendered and paid in August 2004 will be recognized as an offset to loss on early extinguishment of debt.

The aggregate fair market value change in all of the Authority’s derivative instruments was $3.0 million for the nine months ended June 30, 2003, which has been recorded as an offset to interest expense in the Authority’s condensed consolidated statements of income. There was no change in the aggregate fair market value on the Authority’s derivative instruments recorded as an offset to or as a component of interest expense for the quarter and nine months ended June 30, 2004 as all derivative instruments qualified for hedge accounting. The Authority recorded a reduction to interest expense of $2.6 million for the nine months ended June 30, 2004, related to actual and estimated accrued interest settlements on the Authority’s derivative instruments. There was no interest settlements during the quarter ended June 30, 2004. For the quarter and nine months ended June 30, 2003, the Authority recorded a reduction to interest expense of $0.5 million and $2.0 million, respectively, related to interest settlements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Letters of Credit

The Authority maintains letters of credit to satisfy potential workers’ compensation liabilities that may arise. The Authority has outstanding a $250,000 uncollateralized letter of credit that will expire on August 31, 2004 but is renewable at the option of the beneficiary. As of June 30, 2004, the Authority also had outstanding a $100,000 uncollateralized letter of credit that was scheduled to expire in March 2005. As of June 30, 2004, no amounts were drawn on the letters of credit. In July 2004, the $100,000 uncollateralized letter of credit was terminated.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended June 30, 2004 and 2003, the Authority incurred $3.8 million and $3.3 million, respectively, and for the nine months ended June 30, 2004 and 2003, incurred $11.5 million and $9.8 million, respectively, of expenses for such services. The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 for each of the quarters ended June 30, 2004 and 2003 relating to these land lease agreements. For the nine months ended June 30, 2004 and 2003, expenses totaled $196,000 and $200,000, respectively.

The Authority purchases its utilities from an entity owned by the Tribe, the Mohegan Tribal Utility Authority, including electricity, gas, water and sewer. The Authority incurred costs of $4.0 million for such utilities during each of the quarters ended June 30, 2004 and 2003. The Authority incurred costs of $12.6 million during each of the nine month periods ended June 30, 2004 and 2003.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $52.2 million and $49.9 million for the quarters ended June 30, 2004 and 2003, respectively. The Authority reflected expenses of $152.7 million and $141.2 million for the nine months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and September 30, 2003, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.6 million and $16.0 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $3.9 million and $11.6 million for the quarter and nine months ended June 30, 2004, respectively, and $3.8 million and $11.3 million for the quarter and nine months ended June 30, 2003, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2004, the carrying amount of the relinquishment liability was $485.8 million as compared to $505.6 million at September 30, 2003. The decrease during the nine months ended June 30, 2004 is due to $42.2 million in relinquishment payments, offset by $22.4 million for the accretion of discount to the relinquishment liability. Of the $42.2 million in relinquishment payments, $22.6 million represents payment of principal and $19.6 million represents payment of the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2003, the Authority paid $39.3 million in relinquishment payments, consisting of $17.6 million in principal amounts and $21.7 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At June 30, 2004 and September 30, 2003, relinquishment payments earned but unpaid were $25.2 million and $17.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority and MBC, as of June 30, 2004 and September 30, 2003 and for the quarters and nine months ended June 30, 2004 and 2003, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,341,070	$194	$—	$1,341,264
Other assets, net	259,269	8,128	(5,269)	262,128

Total assets	$1,600,339	$8,322	$(5,269)	$1,603,392

LIABILITIES AND CAPITAL
Total current liabilities	$230,341	$7,467	$(5,269)	$232,539
Long-term debt, net of current portion	1,025,748	6,000	—	1,031,748
Relinquishment liability, net of current portion	392,663	—	—	392,663
Other long-term liabilities	108	—	—	108
Investment in subsidiary	5,145	—	(5,145)	—

Total liabilities	1,654,005	13,467	(10,414)	1,657,058
Total capital	(53,666)	(5,145)	5,145	(53,666)

Total liabilities and capital	$1,600,339	$8,322	$(5,269)	$1,603,392

	As of September 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,386,130	$208	$—	$1,386,338
Other assets, net	265,199	10,492	(3,518)	272,173

Total assets	$1,651,329	$10,700	$(3,518)	$1,658,511

LIABILITIES AND CAPITAL
Total current liabilities	$219,500	$5,518	$(3,518)	$221,500
Long-term debt, net of current portion	1,094,649	7,000	—	1,101,649
Relinquishment liability, net of current portion portion	419,699	—	—	419,699
Other long-term liabilities	14,558	—	—	14,558
Investment in subsidiary	1,818	—	(1,818)	—

Total liabilities	1,750,224	12,518	(5,336)	1,757,406
Total capital	(98,895)	(1,818)	1,818	(98,895)

Total liabilities and capital	$1,651,329	$10,700	$(3,518)	$1,658,511

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Quarter Ended June 30, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$309,583	$1,581	$(212)	$310,952
Operating costs and expenses:
Gaming and other operations	177,541	1,159	(212)	178,488
Advertising, general and administrative	45,773	909	—	46,682
Depreciation and amortization	23,061	1,240	—	24,301

Total operating costs and expenses	246,375	3,308	(212)	249,471

Income (loss) from operations	63,208	(1,727)	—	61,481
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(20,360)	(47)	—	(20,407)
Equity interest	(1,774)	—	1,774	—
Other income (expense), net	(774)	—	—	(774)

Net income (loss)	$32,815	$(1,774)	$1,774	$32,815

	For the Quarter Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$297,322	$937	$(103)	$298,156
Operating costs and expenses:
Gaming and other operations	169,979	1,149	(103)	171,025
Advertising, general and administrative	45,271	685	—	45,956
Depreciation and amortization	22,798	176	—	22,974

Total operating costs and expenses	238,048	2,010	(103)	239,955

Income (loss) from operations	59,274	(1,073)	—	58,201
Accretion of discount to the relinquishment liability	(8,398)	—	—	(8,398)
Interest expense	(20,905)	(56)	—	(20,961)
Equity interest	(1,128)	—	1,128	—
Other income (expense), net	(538)	1	—	(537)

Net income (loss)	$28,305	$(1,128)	$1,128	$28,305

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$918,235	$1,599	$(219)	$919,615
Operating costs and expenses:
Gaming and other operations	534,567	1,573	(219)	535,921
Advertising, general and administrative	133,808	1,498	—	135,306
Depreciation and amortization	69,597	1,705	—	71,302

Total operating costs and expenses	737,972	4,776	(219)	742,529

Income (loss) from operations	180,263	(3,177)	—	177,086
Accretion of discount to the relinquishment liability	(22,455)	—	—	(22,455)
Interest expense	(59,925)	(151)	—	(60,076)
Equity interest	(3,327)	—	3,327	—
Other income (expense), net	(920)	1	—	(919)

Net income (loss)	$93,636	$(3,327)	$3,327	$93,636

	For the Nine Months Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$853,495	$937	$(103)	$854,329
Operating costs and expenses:
Gaming and other operations	500,735	1,186	(103)	501,818
Advertising, general and administrative	127,910	734	—	128,644
Depreciation and amortization	68,592	291	—	68,883

Total operating costs and expenses	697,237	2,211	(103)	699,345

Income (loss) from operations	156,258	(1,274)	—	154,984
Accretion of discount to the relinquishment liability	(25,194)	—	—	(25,194)
Interest expense	(63,716)	(96)	—	(63,812)
Equity interest	(1,369)	—	1,369	—
Other income (expense), net	(879)	1	—	(878)

Net income (loss)	$65,100	$(1,369)	$1,369	$65,100

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2004
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$181,450	$(1,374)	$—	$180,076

Purchases of property and equipment	(26,150)	(37)	—	(26,187)
Other cash flows used in investing activities	(425)	—	—	(425)

Net cash flows used in investing activities	(26,575)	(37)	—	(26,612)

Bank Credit Facility borrowings—revolving loan	62,000	—	—	62,000
Bank Credit Facility repayments—revolving loan	(121,000)	—	—	(121,000)
Bank Credit Facility repayments—term loan	(8,334)	—	—	(8,334)
Line of credit borrowings	99,000	—	—	99,000
Line of credit repayments	(99,000)	—	—	(99,000)
Distributions to Tribe	(48,710)	—	—	(48,710)
Principal portion of relinquishment liability payments	(22,602)	—	—	(22,602)
Other cash flows provided by (used in) financing activities	(12,288)	850	—	(11,438)

Net cash flows provided by (used in) financing activities	(150,934)	850	—	(150,084)

Net increase (decrease) in cash and cash equivalents	3,941	(561)	—	3,380
Cash and cash equivalents at beginning of period	72,690	574	—	73,264

Cash and cash equivalents at end of period	$76,631	$13	$—	$76,644

	For the Nine Months Ended June 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$147,005	$(524)	$—	$146,481

Purchases of property and equipment	(49,862)	(97)	—	(49,959)
Other cash flows provided by (used in) investing activities	621	(2,259)	—	(1,638)

Net cash flows used in investing activities	(49,241)	(2,356)	—	(51,597)

Prior bank credit facility borrowings	35,000	—	—	35,000
Prior bank credit facility repayments	(286,000)	—	—	(286,000)
Bank Credit Facility borrowings—revolving loan	176,000	—	—	176,000
Bank Credit Facility repayments—revolving loan	(80,000)	—	—	(80,000)
Bank Credit Facility borrowings—term loan	100,000	—	—	100,000
Line of credit borrowings	50,000	—	—	50,000
Line of credit repayments	(50,000)	—	—	(50,000)
Distributions to Tribe	(38,280)	—	—	(38,280)
Principal portion of relinquishment liability payments	(17,595)			(17,595)
Other cash flows provided by (used in) financing activities	(6,828)	3,770	—	(3,058)

Net cash flows provided by (used in) financing activities	(117,703)	3,770	—	(113,933)

Net increase (decrease) in cash and cash equivalents	(19,939)	890	—	(19,049)
Cash and cash equivalents at beginning of period	85,017	—	—	85,017

Cash and cash equivalents at end of period	$65,078	$890	$—	$65,968

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SUBSEQUENT EVENTS

Tender Offer

On July 15, 2004, the Authority commenced a cash tender offer and consent solicitation to repurchase any or all of its outstanding Senior Notes, at a subsequently determined price of 107.068% and any or all of its outstanding 2001 Senior Subordinated Notes at a subsequently determined price of 113.355% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the Senior Notes and Senior Subordinated Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the Senior Notes at the initial closing on August 3, 2004 was $200.5 million, which represented an original principal amount of Senior Notes tendered of approximately $186.0 million, a tender and consent solicitation premium of $13.2 million and accrued interest of $1.3 million. The aggregate amount paid for the Senior Subordinated Notes at the initial closing was $152.5 million which represented an original principal amount of Senior Subordinated Notes tendered of approximately $133.7 million, a tender and consent solicitation premium of $17.8 million and accrued interest of $995,000. No additional Senior Notes or 2001 Senior Subordinated Notes were tendered after the initial closing. The Authority will record a loss on early extinguishment of debt pertaining to this transaction of approximately $34.0 million in the quarter ended September 30, 2004. The loss will be comprised of an aggregate tender premium amount of $31.0 million, a write-off of unamortized debt issuance costs of approximately $3.4 million and other transaction costs totaling approximately $1.1 million, offset by an approximate net gain of $1.5 million from the recognition of the remaining net deferred gain on derivative instruments sold in connection with the existing notes.

2004 7 1/8% Senior Subordinated Notes

On August 3, 2004, the Authority issued $225.0 million Senior Subordinated Notes due 2014 with fixed interest payable at a rate of 7 1/8% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing were used to repurchase the outstanding 2001 Senior Subordinated Notes and a portion of the outstanding Senior Notes tendered in the tender offer described above, and to pay fees and expenses associated with the issuance. The Authority also used $130.0 million of availability under its Bank Credit Facility to repurchase the remaining outstanding Senior Notes, as tendered. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for February 15, 2005. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the remaining Senior Notes, and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the remaining 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2004 Senior Subordinated Notes. As is customary in transactions of this type, the Authority has agreed to offer to exchange within 90 days the 2004 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Salishan-Mohegan LLC

On July 23, 2004, the Authority formed Mohegan Ventures-Northwest, LLC as a wholly owned unrestricted subsidiary (“Mohegan Ventures-NW”). As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of the Authority’s debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC, a limited liability company (“Salishan-Mohegan”) formed with Salishan Company, LLC to participate in the development and/or management of a casino to be located in Clark County, Washington and owned and operated by the Cowlitz Indian Tribe. Salishan Company, LLC is a limited liability company in the state of Washington and an entity unrelated to the Authority that held certain land purchase contracts integral to the development of a casino and serves as a primary liaison to the Cowlitz Indian Tribe. Salishan-Mohegan also has been designated as an unrestricted subsidiary of the Authority. Pursuant to an Operating Agreement dated July 23, 2004 between Mohegan Ventures-NW and Salishan Company, LLC, Mohegan Ventures-NW contributed cash and certain non-exclusive licenses, valued collectively at approximately $3.0 million, to Salishan-Mohegan as its initial capital contribution and is committed to lend up to an additional $3.5 million to Salishan-Mohegan in connection with development costs and certain land purchase contracts which Salishan Company, LLC contributed to the venture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of Mohegan Tribal Gaming Authority (“the Authority”) and its subsidiary as of June 30, 2004, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Authority’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2003, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated November 13, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/     PricewaterhouseCoopers LLP

Hartford, Connecticut

July 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by the our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization of expanded gaming in Connecticut, Rhode Island, New York, Pennsylvania, Massachusetts and/or Maine), the financial performance of the Casino of the Earth, the Casino of the Sky, the hotel and convention center, dependence on existing management, local, regional, national or global economic conditions, our leverage and ability to meet our debt service obligations, an act of terrorism in the United States of America, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. The Tribe established us as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive jurisdiction to conduct such activities elsewhere. We are governed by a nine-member Management Board, consisting of the nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Competition from Other Gaming Operations

Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole competitor in Connecticut, Foxwoods Resort Casino. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for further detail regarding our current and projected competition from other gaming operations.

Fiscal Year 2004 Developments

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

In fiscal year 2004, the BIA made final determinations denying federal recognition for one Connecticut tribe, the Golden Hill Paugussett Tribe, and two bands of Nipmuc tribes located in Massachusetts. These tribes may appeal the final determination to the IBIA or, alternatively, they may seek to gain federal recognition in federal court.

The Rhode Island state legislature recently approved legislation to include a referendum on the November 2004 ballot to determine whether a casino operated by an affiliate of Harrah’s Entertainment, in conjunction with the Narragansett Tribe, should be permitted in West Warwick, Rhode Island. Harrah’s Entertainment has options to buy approximately 84 acres of land in West Warwick where they plan to build a casino. Governor Carcieri vetoed the legislation; however, in a special veto session on July 23, 2004, the Rhode Island Senate voted to override the veto. The Rhode Island House of Representatives also voted to override the governor’s veto on July 30, 2004. The Rhode Island Supreme Court provided an advisory opinion on August 12, 2004 that the proposed casino referendum and related legislation are unconstitutional, which led to a Superior Court Judge ruling that the referendum cannot be put on the November 2004 ballot.

In April 2004, the Cayuga Indian Nation of New York, a federally recognized Indian tribe without a reservation, received approval of their land into trust application from the Eastern Area Office of the BIA. The Cayuga Tribe requested that the United States take approximately 30 acres of land located adjacent to the Monticello Raceway into trust for the benefit of the Cayuga Tribe for the purposes of conducting gaming. If approved by the BIA, the Cayuga Tribe, in conjunction with Empire Resorts, Inc. as its developer and manager, intends to construct and operate a casino resort at the site. In June 2004, the Governor of New York and Cayuga tribal leaders announced they had signed a memorandum of understanding that would, among other things, settle the Cayuga Tribe’s land claim against New York and require the Governor of New York to negotiate a compact with the Cayuga Tribe to conduct gaming at the site. In August 2004, the office of the Governor of New York announced that talks ended between the state and the Cayuga Nation after the tribe rejected the state’s comprehensive land settlement agreement based on the state materially changing terms of the memorandum of understanding.

On July 5, 2004, Pennsylvania’s governor signed into law legislation to legalize slot machines in that state for licencees to be chosen by a new state gambling control board. An aggregate of 61,000 slot machines may be permitted for up to 14 locations throughout Pennsylvania.

On August 2, 2004, Boyd Gaming and MGM Mirage announced a planned $200.0 million expansion of their jointly owned Borgata Hotel and Casino in Atlantic City, New Jersey. The expansion will add an additional 500,000 square feet to the facility, including more gaming space, retail and restaurant space, two additional nightclubs and a larger spa. Construction is expected to begin in December 2004.

Based on our internal preliminary estimates, we do not anticipate that the above developments will have a material impact on our revenues for the near future.

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

As of June 30, 2004, Mohegan Sun operates in an approximately 3.0 million square foot facility which includes the following two casinos:

Casino of the Earth

The Casino of the Earth, the original casino at Mohegan Sun, has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,850 slot machines and 180 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 300-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

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

Other Business Developments

The Tribe has determined that it is in their long-term best interests to pursue diversification of its business interests, both directly and through us. From time to time, we and the Tribe identify and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. The Tribe recently loaned approximately $3.1 million to the development entity engaged by the Menominee Indian Tribe of Wisconsin for use in the development of an off-reservation gaming and entertainment facility to be located in Kenosha, Wisconsin.

On July 23, 2004, we formed Mohegan Ventures-Northwest, LLC as a wholly owned unrestricted subsidiary, or Mohegan Ventures-NW. As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of our debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC, a limited liability company, or Salishan-Mohegan, formed with Salishan Company, LLC to participate in the development and/or management of a casino to be located in Clark County, Washington and owned and operated by the Cowlitz Indian Tribe. Salishan Company, LLC is a limited liability company in the state of Washington and an entity unrelated to us that held certain land purchase contracts integral to the development of a casino and serves as a primary liaison to the Cowlitz Indian Tribe. Salishan-Mohegan also has been designated as our unrestricted subsidiary. Pursuant to an Operating Agreement dated July 23, 2004 between Mohegan Ventures-NW and Salishan Company, LLC, Mohegan Ventures-NW has contributed cash and certain non-exclusive licenses, valued collectively at approximately $3.0 million, to Salishan-Mohegan as its initial capital contribution and has committed to lend up to an additional $3.5 million to Salishan-Mohegan in connection with development costs and certain land purchase contracts which Salishan Company, LLC has contributed to the venture. Salishan-Mohegan currently is negotiating with the Cowlitz Indian Tribe to secure development and/or management rights with respect to its planned casino. Although we and the Tribe currently are exploring various additional opportunities, there is no assurance that we or the Tribe will continue to pursue any of them or that any of them will be consummated.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno and racebook (also poker revenue for the quarter and nine months ended June 30, 2003, which was prior to the closing of our poker room on September 2, 2003);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

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

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenue represents the closing table games inventory plus table games drop and credit slips for coins, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table. Table games hold percentage is the table games revenues as a percentage of table games drop.

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

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno and racebook, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the quarter and nine months ended June 30, 2003 also included expenses associated with poker operations, which closed on September 2, 2003.

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

Results of Operations

Summary Operating Results

The following table summarizes our results of operations (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Net revenues	$310,952	$298,156	$12,796	4.3%	$919,615	$854,329	$65,286	7.6%
Income from operations	61,481	58,201	3,280	5.6%	177,086	154,984	22,102	14.3%
Net income	32,815	28,305	4,510	15.9%	93,636	65,100	28,536	43.8%

The most important factors and trends contributing to our operating performance over the quarter and nine month periods ended June 30, 2004 and 2003 have been:

•	The initiation of a cost reduction program in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs;

•	Improvements in labor productivity leading to the reduction of operational full time equivalents for the quarter and nine months ended June 30, 2004 which resulted in lower salary and wages in our gaming operations and certain related fringe benefit expenditures;

•	The strengthening of our brand awareness in the Connecticut gaming market, which is reflected in our slot revenue growth rate which exceeds the growth rate of the Connecticut slot revenue market;

•	Successful marketing programs and promotional events designed to increase targeted patron volume and developed by the tracking of our customers’ play through our Mohegan Sun Players’ Club program;

•	The closing of our poker room on September 2, 2003 for the purpose of adding approximately 260 slot machines, which led to increased revenue per square foot and a higher operating margin partially due to the use of ticket-in, ticket-out technology;

•	The reduction of our debt through the repayment of $67.3 million of principal amount outstanding on our bank credit facility in fiscal year 2004; and

•	The refinancing of $300.0 million of our outstanding debt in late fiscal year 2003, which resulted in lower interest costs that had a positive effect on our net income for the quarter and nine month periods ended June 30, 2004.

Net revenues for the quarter and nine months ended June 30, 2004 increased as a result of continued growth in both gaming and non-gaming revenues due primarily to continued expansion in public awareness of Mohegan Sun gaming and non-gaming offerings and amenities, evidenced by the increase in patronage to our Mohegan Sun casino.

Income from operations for the quarter ended June 30, 2004 increased primarily as a result of the growth in net revenues, offset by related increases in gaming expenses, food and beverage expenses and a $1.3 million increase in depreciation and amortization expense due primarily to the termination of certain Connecticut Sun player contracts and the resulting write-off of the related portion of the player roster value intangible asset.

Income from operations for the nine months ended June 30, 2004 increased primarily as a result of the growth in net revenues, offset by related increases in gaming expenses, food and beverage expenses, retail, entertainment and other expenses, and advertising, general and administrative expenses as more fully described below.

Net income for the quarter and nine months ended June 30, 2004 increased primarily as a result of the increase in income from operations and decreases in accretion of discount to the relinquishment liability and in interest expense as more fully described below.

Gross	Revenues

Gross revenues consisted of the following (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Gaming	$280,274	$270,864	$9,410	3.5%	$828,234	$776,354	$51,880	6.7%
Food and beverage	22,267	21,634	633	2.9%	66,213	63,116	3,097	4.9%
Hotel	12,970	13,221	(251)	-1.9%	38,208	37,265	943	2.5%
Retail, entertainment and other	24,062	19,008	5,054	26.6%	69,830	56,297	13,533	24.0%

Total	$339,573	$324,727	$14,846	4.5%	$1,002,485	$933,032	$69,453	7.4%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Gaming	82.5%	83.4%	82.6%	83.2%
Food and beverage	6.6%	6.7%	6.6%	6.8%
Hotel	3.8%	4.1%	3.8%	4.0%
Retail, entertainment and other	7.1%	5.8%	7.0%	6.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Variance	Percentage Variance	2004	2003	Variance	Percentage Variance
Slot handle	$2,578	$2,438	$140	5.7%	$7,519	$7,063	$456	6.5%
Gross slot revenues	$209	$200	$9	4.5%	$611	$564	$47	8.3%
Net slot revenues	$203	$195	$8	4.1%	$593	$549	$44	8.0%
Weighted average number of slot machines	6,252	6,105	147	2.4%	6,216	6,165	51	0.8%
Gross slot hold percentage	8.1%	8.2%	-0.1%	-1.1%	8.1%	8.0%	0.1%	1.2%
Gross slot win per unit per day (in dollars)	$367	$359	$8	2.2%	$359	$335	$24	7.2%

Table games drop	$472	$468	$4	0.8%	$1,441	$1,346	$95	7.1%
Table games revenues	$75	$70	$5	7.1%	$228	$210	$18	8.6%
Weighted average number of table games	290	260	30	11.5%	281	258	23	8.9%
Table games hold percentage (1)	15.9%	14.9%	1.0%	6.4%	15.8%	15.6%	0.2%	1.3%
Table games revenue per unit per day (in dollars)	$2,834	$2,945	$(111)	-3.8%	$2,964	$2,989	$(25)	-0.8%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the quarter and nine months ended June 30, 2004 increased due to continued growth in net slot revenues and table games revenues. The increase in net slot revenues and table games revenues resulted primarily from the continued awareness of the Mohegan Sun brand in the Northeast United States gaming market and an improved table games hold percentage for the quarter ended June 30, 2004 from the lower than expected hold percentage for the quarter ended June 30, 2003. Table games drop for the quarter ended June 30, 2004 was relatively flat compared to the same period in the prior year due primarily to increased competition in the table games market. We exceeded the Connecticut slot revenue market growth for the quarter and nine months ended June 30, 2004 of 0.3% and 4.1%, respectively. The State of Connecticut reported slot revenues of $405.3 million and $1.18 billion for the quarter and nine months ended June 30, 2004, respectively, and $404.3 million and $1.14 billion for the quarter and nine months ended June 30, 2003, respectively.

Food and beverage revenues for the quarter and nine months ended June 30, 2004 increased primarily as a result of an increase in average price per meal of 7.6% and 6.4%, respectively, partially offset by a decrease in food covers. The average price per meal was $13.16 and $12.23 for the quarters ended June 30, 2004 and 2003, respectively, and $13.15 and $12.36 for the nine months ended June 30, 2004 and 2003, respectively.

The following table presents data related to our hotel revenues:

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Variance	Percentage Variance	2004	2003	Variance	Percentage Variance
Rooms occupied	92,200	85,400	6,800	8.0%	272,800	237,400	35,400	14.9%
Average daily room rate (ADR)	$131	$146	$(15)	-10.3%	$131	$150	$(19)	-12.7%
Occupancy rate	86%	80%	6%	8.0%	85%	74%	11%	14.6%
Revenue per available room (REVPAR)	$113	$117	$(4)	-3.4%	$111	$111	—	—

Hotel revenues decreased for the quarter ended June 30, 2004 as a result of decreases in ADR and REVPAR offset by an increase in rooms occupied. Hotel revenues increased for the nine months ended June 30, 2004 as a result of a substantial increase in rooms occupied offset by a related decrease in ADR. The increase in rooms occupied and occupancy rate for the quarter and nine months ended June 30, 2004 was due primarily to an increase in promotional programs directed to our casino patrons, which management believes yields a greater gaming revenue contribution than group and transient hotel patrons. The promotional programs extended to casino patrons provide lower room rates, which is reflected in the decrease in ADR for the quarter and nine months ended June 30, 2004 and the decrease in REVPAR during the quarter ended June 30, 2004. The increased hotel occupancy contributed to growth in gaming, food and beverage, and retail, entertainment and other revenues for the quarter and nine months ended June 30, 2004.

Retail, entertainment and other revenues increased for the quarter and nine months ended June 30, 2004 primarily as a result of increased entertainment revenues of 135.1%, or $4.5 million, for the quarter ended June 30, 2004 and 90.6%, or $10.4 million, for the nine months ended June 30, 2004. Tickets sold for Mohegan Sun Arena events increased by 44.7% for the quarter ended June 30, 2004 due primarily to a change in mix of entertainers and events, which is reflected in a substantial increase in average ticket price per event for the quarter of 27.6%. Tickets sold during the nine months ended June 30, 2004 increased by 35.5% as a result of the change in mix and a 6.7% increase in the number of events held at the arena. Retail and other revenues increased by $600,000 for the quarter ended June 30, 2004 as a result of a $800,000 increase in gasoline revenues at the Mohegan Sun gasoline and convenience center offset by slight decreases in rental revenues associated with the third party tenant restaurants and retail outlets in the Casino of the Sky, along with retail revenues from our stores. Retail and other revenues increased by $3.1 million for the nine months ended June 30, 2004 due to increased gasoline revenues, rental revenues and retail revenues from our stores.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$11,150	$11,762	$(612)	-5.2%	$32,929	$33,550	$(621)	-1.9%
Hotel	3,684	4,404	(720)	-16.3%	11,499	13,238	(1,739)	-13.1%
Retail, entertainment and other	13,787	10,405	3,382	32.5%	38,442	31,915	6,527	20.5%

Total	$28,621	$26,571	$2,050	7.7%	$82,870	$78,703	$4,167	5.3%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$11,120	$11,487	$(367)	-3.2%	$32,536	$33,144	$(608)	-1.8%
Hotel	1,556	1,750	(194)	-11.1%	4,937	5,029	(92)	-1.8%
Retail, entertainment and other	10,440	7,629	2,811	36.8%	29,443	25,206	4,237	16.8%

Total	$23,116	$20,866	$2,250	10.8%	$66,916	$63,379	$3,537	5.6%

Promotional allowances for the quarter and nine months ended June 30, 2004 increased due to higher retail, entertainment and other complimentaries offset by lower hotel complimentaries consistent with the decrease in ADR and lower food and beverage complimentaries due to the decrease in meals served. The increase in retail, entertainment and other promotional allowances was due primarily to higher entertainment complimentaries resulting from higher attendance and retail prices of tickets for events at the Mohegan Sun Arena. Increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center, also contributed to the increase in retail, entertainment and other promotional allowances.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Gaming	$156,214	$150,108	$6,106	4.1%	$463,823	$439,126	$24,697	5.6%
Food and beverage	10,413	8,849	1,564	17.7%	30,934	27,452	3,482	12.7%
Hotel	3,522	3,542	(20)	-0.6%	10,852	9,566	1,286	13.4%
Retail, entertainment and other	8,339	8,526	(187)	-2.2%	30,312	25,674	4,638	18.1%
Advertising, general and administrative	46,555	45,956	599	1.3%	133,974	128,644	5,330	4.1%
Corporate development	127	—	127	—	1,332	—	1,332	—
Depreciation and amortization	24,301	22,974	1,327	5.8%	71,302	68,883	2,419	3.5%

Total	$249,471	$239,955	$9,516	4.0%	$742,529	$699,345	$43,184	6.2%

Gaming costs and expenses for the quarter and nine months ended June 30, 2004 increased primarily as a result of increased marketing efforts, including costs incurred for special promotional events, costs relating to increased complimentaries provided to casino patrons and an increase in the slot win contribution payments to the State of Connecticut. Gaming costs and expenses also increased for the nine months ended June 30, 2004 as a result of a holiday shopping program and bus patron promotional costs designed to increase targeted patron volume. We recorded expenses associated with the slot win contribution of $52.2 million and $49.9 million for the quarters ended June 30, 2004 and 2003, respectively, and $152.7 million and $141.2 million for the nine months ended June 30, 2004 and 2003, respectively. These increases in gaming costs and expenses were partially offset by a decrease in direct gaming labor costs.

Food and beverage costs and expenses for the quarter and nine months ended June 30, 2004 increased due to higher salary and wages and fringe benefit costs associated with supporting the increase in food and beverage revenues and higher cost of goods sold due to price increases and an increase in patron volume at our fine dining and other high cost outlets relative to volume at our quick service and other lower cost food outlets.

Hotel costs and expenses for the quarter ended June 30, 2004 decreased primarily as a result of certain room cost reductions. Hotel costs and expenses for the nine months ended June 30, 2004 increased primarily as a result of increased labor and other hotel operating costs related to the increase in the amount of rooms occupied in the nine months ended June 30, 2004.

Retail, entertainment, and other costs and expenses for the quarter ended June 30, 2004 decreased primarily due to the substantial increase in entertainment complimentaries, which resulted in a higher amount of entertainment costs and expenses being recorded in gaming costs and expenses than in the quarter ended June 30, 2003. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2004 increased primarily as a result of higher entertainment costs associated with a change in the mix of entertainers and events during the nine months ended June 30, 2004, which drove higher attendance. This increase was partially offset by an increase in hotel complimentaries, which resulted in a higher amount of entertainment costs and expenses being recorded in gaming costs and expenses than in the nine months ended June 30, 2003. The increase during the nine months ended June 30, 2004 was also attributable to a higher cost of gasoline supporting the increase in revenues from our gasoline and convenience center.

Advertising, general and administrative costs and expenses for the quarter and nine months ended June 30, 2004 increased as a result of increased labor costs for advertising, general and administrative departments and offset by decreases in advertising costs.

During fiscal 2004, we began corporate development activities relating to the potential diversification of the Tribe’s business interests through us. These activities include the identification and evaluation of business opportunities, such as management, development or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. No opportunities derived from these activities were consummated during the nine months ended June 30, 2004. There were no such related costs during the fiscal year ended September 30, 2003.

Depreciation and amortization for the quarter and nine months ended June 30, 2004 increased primarily due to the termination of certain Connecticut Sun player contracts and the resulting write-off of the related portion of the player roster value intangible asset and the placement of new capital assets into service relating to casino renovations completed during the first quarter of fiscal 2004.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Quarters Ended June 30,				For the Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance	2004	2003	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(7,485)	$(8,398)	$913	-10.9%	$(22,455)	$(25,194)	$2,739	-10.9%
Interest income	23	61	(38)	-62.3%	174	213	(39)	-18.3%
Interest expense	(20,407)	(20,961)	554	-2.6%	(60,076)	(63,812)	3,736	-5.9%
Loss on early extinguishment of debt	—	—	—	—	(248)	—	(248)	—
Write-off of debt issuance costs	—	—	—	—	—	(403)	403	-100.0%
Other expense, net	(797)	(598)	(199)	33.3%	(845)	(688)	(157)	22.8%

Total	$(28,666)	$(29,896)	$1,230	-4.1%	$(83,450)	$(89,884)	$6,434	-7.2%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense for the quarter and nine months ended June 30, 2004 decreased primarily as the result of decreases in weighted average outstanding debt. Weighted average outstanding debt decreased to $1.07 billion and $1.10 billion for the quarter and nine months ended June 30, 2004, respectively, from $1.14 billion and $1.15 billion for the quarter and nine months ended June 30, 2003, respectively, due to lower principal amounts borrowed and outstanding from our bank credit facilities offset by higher amounts of senior subordinated notes outstanding. The weighted average interest rate for the quarter ended June 30, 2004 was 7.6% compared to 7.4% for the quarter ended June 30, 2003. The weighted average interest rate for the nine months ended June 30, 2004 was 7.3% compared to 7.4% for the nine months ended June 30, 2003. The increase in our weighted-average interest rate for the quarter ended June 30, 2004 was primarily the result of a $1.3 million favorable change in the fair value of derivative instruments in the quarter ended June 30, 2003. The decrease in our weighted-average interest rate for the nine months ended June 30, 2004 was primarily the result of a reduction in interest expense of approximately $3.8 million from our refinancing in July 2003.

Loss on early extinguishment of debt associated with the redemption of our remaining $5.2 million 8 3/4% senior subordinated notes was $248,000 in the nine months ended June 30, 2004. There was no loss on early extinguishment of debt for the quarter ended June 30, 2004 and the quarter and nine months ended June 30, 2003.

Write-off of debt issuance costs for the nine months ended June 30, 2003 related to the amendment to and restatement of our previous bank credit facility in March 2003. There was no write-off of debt issuance costs for the quarter ended June 30, 2003 and the quarter and nine months ended June 30, 2004.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the quarter and nine months ended June 30, 2004 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Nine Months Ended June 30,
	2004	2003	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$180,076	$146,481	$33,595	22.9%
Net cash used in investing activities	(26,612)	(51,597)	24,985	-48.4%
Net cash used in financing activities	(150,084)	(113,933)	(36,151)	31.7%

Net increase (decrease) in cash and cash equivalents	$3,380	$(19,049)	$22,429	117.7%

As of June 30, 2004 and September 30, 2003, we held cash and cash equivalents of $76.6 million and $73.3 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization. The increase in cash provided by operating activities for the nine months ended June 30, 2004 is attributable primarily to the increase in operating income after adjustments for non-cash items and a lower net amount of cash paid for interest expense.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements and to reduce our debt and provide distributions to the Tribe. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in Connecticut, New York, Massachusetts and Rhode Island, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure disruption, such as the closure of Connecticut Interstate 95, for an extended period of time; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the nine months ended June 30, 2004 is attributable primarily to a $12.3 million increase in the net reduction of outstanding principal under our bank credit facilities, a higher amount of distributions provided to the Tribe, a $5.2 million payment made to extinguish the remaining principal outstanding on our 8 3/4% senior subordinated notes, a $6.2 million increase in the net cash activity from the termination of our derivative instruments and a higher amount of payments on the principal portion of the relinquishment liability. The decrease in cash used in investing activities for the nine months ended June 30, 2004 is attributable primarily to lower funds disbursed for capital expenditures. Please refer to “Capital Expenditures” below for further detail regarding our capital expenditures for the nine months ended June 30, 2004 and 2003.

External Sources of Liquidity

Notes. We previously financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of June 30, 2004, we had $200.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the senior notes; $150.0 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; and $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes. MBC is a guarantor of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

On July 15, 2004, we commenced a cash tender offer and consent solicitation to repurchase any or all of our outstanding senior notes, at a subsequently determined price of 107.068% and any or all of our outstanding 2001 senior subordinated notes at a subsequently determined price of 113.355% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the senior notes and 2001 senior subordinated notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the senior notes at the initial closing on August 3, 2004 was $200.5 million, which represented an original principal amount of senior notes tendered of approximately $186.0 million, a tender and consent solicitation premium of $13.2 million and accrued interest of $1.3 million. The aggregate amount paid for the 2001 senior subordinated notes at the initial closing was $152.5 million, which represented an original principal amount of senior subordinated notes tendered of approximately $133.7 million, a tender and consent solicitation premium of $17.8 million and accrued interest of $995,000. No additional senior notes or 2001 senior subordinated notes were tendered after the initial closing.

On August 3, 2004, we issued $225.0 million senior subordinated notes due 2014 with fixed interest payable at a rate of 7 1/8% per annum, or the 2004 senior subordinated notes. The net proceeds from this financing were used to repurchase the outstanding 2001 senior subordinated notes and a portion of the outstanding senior notes tendered in the tender offer described above and to pay fees and expenses associated with the issuance. We also used $130.0 million of availability under our bank credit facility to repurchase the remaining outstanding senior notes, as tendered. The 2004 senior subordinated notes mature on August 15, 2014. The first call date for the 2004 senior subordinated notes is August 15, 2009. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for February 15, 2005. The 2004 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the remaining senior notes, and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 senior subordinated notes rank equally with the remaining 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2004 senior subordinated notes. As is customary in transactions of this type, we agreed to offer to exchange within 90 days the 2004 senior subordinated notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

Bank Credit Facility. We have a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan, both of which mature on March 31, 2008. We may seek to increase the size of the bank credit facility, so long as, among other things, the aggregate principal amount available for borrowing is not in excess of $500.0 million. The maximum aggregate principal amount of $500.0 million available for borrowing includes amounts available under letters of credit. As of June 30, 2004, the amount available under letters of credit totaled $350,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the bank credit facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. In June 2004, we made a prepayment of $8.3 million on the term loan, which effectively reduced the term loan commitment from $100.0 million to $91.7 million. We had $283.7 million available for borrowing under the bank credit facility as of June 30, 2004. See the discussion above regarding a subsequent reduction in the amount available for borrowing associated with the tender offer transaction.

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

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the $291.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of June 30, 2004, we had no base rate loans. All outstanding advances as of June 30, 2004 are based on one-month LIBOR plus the applicable spread. As of June 30, 2004, one-month LIBOR was 1.37% and the applicable spread was 2.25%. The applicable spread for commitment fees was 0.50% as of June 30, 2004.

In July 2004, we received the requisite consent of our lenders for Amendment No. 2 to our bank credit facility. The amendment, among other things, permitted us to use the proceeds from a notes offering to repurchase our 2001 senior subordinated notes. See the discussion above describing the cash tender offer completed in July 2004. The Amendment also allows us to prepay up to an additional $100.0 million in principal with respect to our other senior subordinated obligations.

Line of Credit. On June 22, 2004, we amended our $25.0 million revolving loan agreement with Fleet National Bank, or the line of credit. At our option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $25.4 million for the nine months ended June 30, 2004, compared to $22.3 million for the nine months ended June 30, 2003. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $24.3 million and $21.9 million for the nine months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, these expenditures included $7.3 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations, to add slot machines to our keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest, through June 30, 2004. During the nine months ended June 30, 2004 and 2003, capital expenditures totaled $748,000 and $646,000, respectively, with no amounts recorded as capitalized interest.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 for the nine months ended June 30, 2004. Related expenditures for the nine months ended June 30, 2003 were reduced by $216,000 due to revised estimates.

Expected Future Capital Expenditures

During the remainder of fiscal year 2004, we do not expect capital expenditures, comprised primarily of anticipated maintenance capital expenditures, to exceed $9.6 million. We anticipate capital expenditures to be approximately $40.0 million during the fiscal year ending September 30, 2005, comprised primarily of anticipated maintenance capital expenditures.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance these capital expenditures.

Interest Expense

For the quarters and nine months ended June 30, 2004 and 2003, we incurred the following in interest expense (in thousands):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Bank credit facility	$1,424	$2,431	$4,989	$163
Prior credit facility	—	—	—	7,066
8 1/8% senior notes	4,063	4,063	12,187	12,187
1999 8 3/4% senior subordinated notes	—	6,563	134	19,688
2001 8 3/8% senior subordinated notes	3,141	3,141	9,422	9,422
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8% senior subordinated notes	5,259	—	15,778	—
WNBA note	47	55	151	95
Line of credit	20	—	86	290
Change in fair value of derivative instruments	—	(1,283)	—	(2,994)
Interest settlement-derivative instruments	—	(486)	(2,552)	(2,001)
Reclassification of derivative instrument losses to earnings	—	197	303	590
Amortization of net deferred gain on sale of derivative instruments	40	(199)	(276)	(541)
Amortization of debt issuance costs	1,413	1,479	4,854	4,847

Total interest expense	$20,407	$20,961	$60,076	$63,812

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

Contractual Obligations and Commitments

Our future payment obligations as of June 30, 2004 related to our material debt obligations and the timing of those payments are set forth below.

Contractual Obligations (in thousands)	Remaining 2004(1)	2-3 years	4-5 years	After 5 years
Long-term debt (2)	$—	$243,668	$58,998	$733,000

(1)	Amounts represent obligations expected to be incurred from July 1, 2004 to September 30, 2004.
(2)	Long-term debt includes scheduled maturities for notes payable and amounts required to be paid pursuant to the bank credit facility, but excludes interest payments. The future payment obligations also do not take into effect our refinancing transaction subsequent to June 30, 2004. Refer to Note 3 and Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of June 30, 2004 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Fiscal Year 2004(1)	2-3 years	4-5 years	6-10 years
Slot Win Contribution (2)	$209,061	$398,784	$335,870	$931,910
Relinquishment commitments (3)	68,542	129,963	106,565	295,677
Priority distributions (4)	15,452	31,826	33,307	90,206
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$293,555	$561,573	$476,742	$1,320,293

(1)	Amounts due within fiscal year 2004 represent payment commitments from October 1, 2003 to September 30, 2004.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 5 to our condensed consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.
(5)	We have an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

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

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held, issued or terminated during the quarter ended June 30, 2004.

The following table provides information as of June 30, 2004 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates and does not take into effect our refinancing transaction subsequent to June 30, 2004 (refer to Note 8 to our condensed consolidated financial statements for further information). The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of June 30, 2004.

Expected Maturity Date

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$—	$200,000	$—	$—	$730,000	$930,000	$969,994
Average interest rate	—	—	8.1%	—	—	7.3%	7.5%

Variable Rate	$—	$9,334	$34,334	$34,334	$24,664	$3,000	$105,666	$105,666
Average interest rate	—	4.2%	5.8%	6.5%	6.5%	6.9%	5.6%

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

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 15, 2004, we commenced cash tender offers to repurchase any and all of our outstanding senior notes and our outstanding 2001 senior subordinated notes. In connection with and as part of the tender offers, we solicited and received the requisite consents to amend the indentures governing the senior notes and the 2001 senior subordinated notes to eliminate substantially all of the restrictive covenants thereunder. We and the trustees for the senior notes and the 2001 senior subordinated notes entered into supplemental indentures which effected these amendments. The supplemental indentures are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K

During the period covered by this report, we filed the following reports on Form 8-K:

(1) On April 15, 2004, we filed a report on Form 8-K reporting information under Item 12 that we had posted on our website our Slot Machine Statistical Report which contained gross slot machine statistics on a monthly basis for the six months ended March 31, 2004 and for the fiscal year ended September 30, 2003.

(2) On May 4, 2004, we filed a report on Form 8-K reporting information under Item 12 announcing our operating results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 16, 2004	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman and Member, Management Board

Date: August 16, 2004	By:	/s/ WILLIAM J. VELARDO
William J. Velardo President and Chief Executive Officer, Mohegan Sun (Principal Executive Officer)

Date: August 16, 2004	By:	/s/ JEFFREY E. HARTMANN
Jeffrey E. Hartmann, Executive Vice President, Finance and Chief Financial Officer, Mohegan Sun (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996, and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the 2003 Form S-4, and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed herewith).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.7	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

Exhibit No.	Description
4.8	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.9	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed herewith).

4.10	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.11	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.12	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.13	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.14	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.15	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.18	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).

4.19	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

4.20	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

4.21	Registration Rights Agreement, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, SG Americas Securities, LLC, Greenwich Capital Markets, Inc., McDonald Investments Inc., Caylon Securities (USA) Inc., Commerzbank Capital Markets Corp. and Wells Fargo Securities LLC (filed herewith).

10.1	First Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed herewith).

10.2	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed herewith).

10.3	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of July 28, 2004, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2004, and incorporated by reference herein).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).