Form 10-K
period 2004-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2004-12-22
CIK 1005276

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

This Form 10-K contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Form 10-K, including the consolidated financial statements.

In addition to the risk factors described under “Part I. Item 1. Business—Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition (including the legalization or expansion of gaming in Connecticut, New York, New Jersey, Pennsylvania, Massachusetts, Maine and/or Rhode Island);

•	the financial performance of Mohegan Sun;

•	our ability to complete the Pocono Downs acquisition, obtain a gaming license in Pennsylvania and develop a gaming facility at Pocono Downs on time and on budget;

•	the financial performance of the Pocono Downs facility;

•	our ability to implement successfully our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	our leverage and ability to meet our debt service obligations;

•	an act of terrorism in the United States of America;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•	the continued availability of financing.

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

We were established on July 15, 1995, as an instrumentality of the Tribe with the exclusive power to conduct and regulate gaming activities on tribal lands. We also have the non-exclusive authority to conduct such activities elsewhere. On October 12, 1996, we opened a casino known as Mohegan Sun. Our gaming operation is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games.

Our mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382 and our telephone number is (860) 862-8000. Our website is located at www.mohegansun.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access to Interstate 395 and Connecticut Route 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth, the original casino at Mohegan Sun, has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,850 slot machines and 180 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo merchandise to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

In January 2003, we formed Mohegan Basketball Club LLC, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Ventures-NW

On July 23, 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, as a wholly owned unrestricted subsidiary. As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of our debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan, LLC, or Salishan-Mohegan, formed with an unrelated third party, Salishan Company, LLC, or Salishan Company, to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. See “—Material Agreements—Management and Development Agreements with Other Tribes.” The proposed casino will be owned by the Cowlitz Indian Tribe. Salishan-Mohegan also has been designated as an unrestricted subsidiary.

Pocono Downs

On October 14, 2004, we entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc, or the Purchase Agreement, under which we will acquire the Pocono Downs Racetrack, a standardbred harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania, or Pocono Downs, and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). As part of the Purchase Agreement, we have agreed to a $280 million purchase price before adjustments and other costs and we anticipate that the transaction will close in January 2005, subject to customary closing conditions and regulatory approvals. The Purchase Agreement also provides us with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events.

Following the closing of the Downs Racing transaction, we will obtain the right to apply for a Pennsylvania Category One slot machine license which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon the issuance of a slot machine license, we will proceed with our plans to open a new slot machine facility which we anticipate will open in fiscal year 2006. The new facility will also include restaurants, lounges and a small entertainment venue. We anticipate that we will spend up to $175 million on the construction, furnishing and equipping of the new facility, in addition to paying a one-time $50 million fee to the Commonwealth of Pennsylvania upon receipt of a slot machine license.

Strategy

Our overall strategy is to profit from expanding demand in the gaming market in the northeastern United States as well as diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun. Mohegan Sun’s initial success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional success from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe the gaming market in the northeastern United States is strong. We have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility. We completed a major expansion of Mohegan Sun, Project Sunburst in 2002, which included the addition of a luxury hotel, increased gaming, food and beverage and retail space, a convention center and an entertainment arena. With additional gaming capacity and the ability to capture a share of the overnight market, we believe Mohegan Sun’s market penetration will continue to increase. We believe that Project Sunburst has created a long-term competitive advantage for Mohegan Sun in the gaming market in the northeastern United States. See “—Market and Competition from Other Gaming Operations.”

The Tribe has determined that it is in their long-term best interests to diversify their business interests, both directly and through us. As a result, from time to time, we and the Tribe identify and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. Since June 30, 2004 we have entered into agreements in furtherance of this diversification strategy, as described under “—Overview -Pocono Downs” and “—Overview -Material Agreements.” We and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of them or that any of them will be consummated.

Market and Competition from Other Gaming Operations

Mohegan Sun and Foxwoods are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan Sun, we believe that the gaming market in New England and the remaining northeastern United States remains underserved.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods, which has been in operation for approximately twelve years and may have greater financial resources and operating experience than us. In addition, Foxwoods has offered certain amenities to its guests for a significantly longer duration than Mohegan Sun, such as hotel accommodations and convention center services.

Since the completion of the Project Sunburst expansion in June 2002, including our approximately 1,200-room luxury hotel, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey. Many of these casinos have greater resources, operating experience and name recognition than Mohegan Sun.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming laws or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in commercial casino gaming, including full-scale commercial casinos, in the northeastern United States and in the number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the northeastern United States. Under federal law, after obtaining federal recognition and before gaming operations may commence, a tribe must, among other things, have land taken into trust by the federal government, negotiate a gaming compact with the state in which they intend to engage in commercial casino gaming, adopt a tribal gaming ordinance and construct a facility. A tribe may also need to negotiate a gaming management agreement and obtain funding to construct a facility. As described below, many Indian tribes and individual groups seeking to gain federal recognition as Indian tribes are pursuing commercial casino gaming in the northeastern United States.

A number of states, including Maine, Massachusetts, Rhode Island, Pennsylvania and New York, have considered legalizing one or more forms of commercial casino gaming by non-Indians in one or more locations. In July 2004, Pennsylvania legalized slot machine gaming by non-Indians. Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gaming operations will continue to increase in the future.

We are unable to predict whether any of the efforts by other federally recognized Indian tribes or individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

The following is an assessment of the competitive prospects in Connecticut and the northeastern United States:

Connecticut

Currently, only the Tribe and the Mashantucket Pequot Tribe are authorized to conduct commercial casino gaming in Connecticut. As required by their individual Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the Mashantucket Pequot Tribe make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. Pursuant to the terms of an exclusivity clause in each MOU, the payments will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut (except those consented to by the Tribe and the Mashantucket Pequot Tribe).

In the spring of 2003, the Mashantucket Pequot Tribe announced a $99 million expansion at Foxwoods, which was completed in November 2004. The expansion includes approximately 120,000 square feet of additional gaming space to accommodate approximately 1,000 slot machines, including 140 new dual-use bingo/slot machines and 200 smoke-free bingo seats; a 2,100 car parking garage; 7,500 square feet of food and beverage space featuring a Hard Rock Café; and 6,000 square feet of retail space. The Mashantucket Pequot Tribe is currently constructing two golf courses, with a golf academy, a 50,000 square foot clubhouse and golf villas. The golf courses are expected to be opened in the spring of 2005.

In June 2002, the Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. The State of Connecticut and several other groups formally appealed the BIA’s recognition decision in October 2002 to the Interior Board of Indian Appeals, or IBIA. The IBIA is under no mandated or specific timetable to render a decision on this appeal. The Historic Eastern Pequot Tribe has announced its intention to develop a casino in southeastern Connecticut.

On January 28, 2004, the Schaghticoke Tribe of Kent, Connecticut was granted federal recognition by the BIA. The State of Connecticut and several other groups have appealed the BIA’s recognition decision through the IBIA. In December 2004, it was reported that the IBIA had discovered certain evidence used by the BIA in its recognition decision that was calculated incorrectly. As a result, the Schaghticoke Tribe’s final recognition may be delayed. The Schaghticoke Tribe has expressed an intention to develop a casino in western Connecticut.

In fiscal year 2004, the BIA made final determinations denying federal recognition for one Connecticut tribe, the Golden Hill Paugussett Tribe located in Colchester and Trumbull, Connecticut, and for the Hassanamisco Band of the Nipmuc Tribe officially based in Massachusetts. The Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition based upon a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive federal recognition, it could attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for the construction of gaming facilities. These tribes appealed the final determinations to the IBIA in September 2004. In October 2004, the IBIA agreed to accept the Hassanamisco Band’s appeal for federal recognition, but rejected the Golden Hill Paugussetts’ request to reconsider the denial of its federal recognition.

Rhode Island

Commercial casino gaming does not exist in Rhode Island, although the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 3,510 video slot machines. Lincoln Greyhound Park and Newport Grand Jai Alai have obtained approval from the Rhode Island Lottery Commission for approximately 800 additional video slot machines. In October 2004, Lincoln Greyhound Park announced that it will install the remaining approved slot machines, approximately 460, in May 2005.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian Tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law.

In November 1994, Rhode Island voters defeated numerous local and statewide gaming referendums and passed a referendum, which requires that any new gaming proposals be approved in a statewide referendum. In June 2004, the Rhode Island State Legislature approved legislation to include a referendum on the November 2004 ballot to determine whether a casino operated by an affiliate of Harrah’s Entertainment, in conjunction with the Narragansett Tribe, should be permitted in West Warwick, Rhode Island. Harrah’s Entertainment has options to buy approximately 84 acres of land in West Warwick where they plan to build the casino. The Rhode Island Supreme Court provided an advisory opinion in August 2004 that the proposed casino referendum and related legislation were unconstitutional, and the Superior Court subsequently ruled that the referendum could not be placed on the November 2004 ballot. However, it has been reported that Harrah’s and the Narragansett Tribe continue to pursue a referendum to be placed on the November 2005 ballot. There are several pending federal recognition petitions from other Rhode Island groups, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if, or when, federal recognition for these groups will be achieved.

New York

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and to a lesser extent from racetracks in New York that operate video lottery terminals, or VLTs. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In addition to these three tribes, other Indian tribes have announced potential casino projects, which if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, racetracks located in Monticello, Saratoga Springs, Farmington and Buffalo, New York currently operate an aggregate of approximately 5,100 VLTs. On July 7, 2004 the Appellate Division of the New York State Supreme Court ruled that the legislation authorizing VLTs at these racetracks, as well as others, violated the requirement of the state’s constitution that all revenue from lottery games be dedicated to education aid; however, the court unanimously ruled that Indian owned casinos could still be operated in New York. Despite the New York State Supreme Court ruling, VLTs at racetracks are still operating.

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino already in operations. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or Sullivan County. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. The Seneca Nation opened one of these additional gaming operations, the Seneca Niagara Casino, in December 2002 in Niagara Falls, New York. In May 2004, the Seneca Nation opened its second facility, an approximately 125,000 square foot facility on its reservation in Salamanca, New York. The Seneca Nation may also operate one additional gaming facility in western New York pursuant to an approved gaming compact negotiated with the Governor of New York. The October 2001 legislation also authorizes the Governor of New York to negotiate and execute tribal-state compacts for the remaining three gaming operations with yet to be determined tribes for sites in Ulster and Sullivan counties. In addition, it has been recently reported that Governor Pataki is interested in increasing the number of casinos permitted by Indian tribes in Ulster and Sullivan County from three to five. The development and management of these proposed Indian gaming projects are also contingent upon various other regulatory approvals, including receipt of approvals from the BIA.

Summarized below is the status of current and potential gaming operations by federally recognized tribes in the State of New York:

•	Oneida Nation—The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. We believe that Turning Stone Casino Resort currently has approximately 2,100 VLTs, 100 table games, 20 tables for live poker and 350 hotel rooms. The Oneida Nation has begun an approximately $308 million expansion effort at Turning Stone, which will include, among other things, the addition of approximately 400 hotel rooms and suites and increase overall gaming space by approximately 30,000 square feet. In October 2004, the Oneida Nation partially opened its expanded convention space and a new 19-story hotel at Turning Stone. Substantial completion of the expansion is expected in early 2005. The Oneida Nation is financing the expansion with a bank credit facility, bond financing and tax-exempt bonds. Turning Stone currently draws customers primarily from the Syracuse market. In June 2004 the New York State Supreme Court ruled that the Oneida Gaming Compact with the State of New York was invalid because it had not been approved by the state legislature. According to recent news reports, the National Indian Gaming Commission, or NIGC, has warned the Oneida Nation to resolve its compact dispute with the State of New York or they may face enforcement actions.

•

St. Regis Mohawk Tribe—The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York near the Canadian border in April 1999. We believe this casino has approximately 20 table games and approximately 660 VLTs. The St. Regis Mohawk Tribe recently reached an agreement with the

State of New York on a new compact that will, among other things, permit the tribe to install slot machines at the casino in exchange for payments to the State. In April 2001, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corporation (now Caesars Entertainment Inc.), a Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in Sullivan County, New York. In August 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $500 million resort on Anawana Lake at Kutsher’s Resort and Country Club in the Catskills. This resort will include a 750-room hotel and 160,000 square feet of gaming space.

In October 2003, the BIA published a notice in the Federal Register of its intent to take 66 acres of land at this site into trust for the tribe pending review and approval of an environmental impact statement. In November 2003, the tribe and Caesars Entertainment, Inc. signed an amended management and development agreement that will govern the construction and operation of their planned resort to be located in Sullivan County. The tribe has reached an agreement on a compact for its casino in Hogansburg, New York and an agreement with the state to settle the tribe’s land claim dispute was approved by a tribal vote on November 27, 2004. However, the agreement is still subject to the approval of the federal and state legislatures. We believe that the settlement of the tribe’s land claim disputes and agreement on a compact for the tribe’s Hogansburg, New York casino may clear the way for the tribe to negotiate a compact with the State for a gaming facility to be constructed in Sullivan County.

•	Seneca Nation—As discussed above, the Seneca Nation has reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to operate three casinos. The United States Department of the Interior effectively approved this gaming compact. The Seneca Nation opened one of these three casinos in Niagara Falls in December 2002, in accordance with certain provisions of IGRA that allow gaming on Seneca aboriginal tribal lands. This casino offers full-scale gaming similar to that offered at Mohegan Sun, however, we do not draw a significant number of customers from the Niagara Falls market. We believe that the Niagara Falls facility has approximately 2,900 slot machines and approximately 110 table games. An approximately 125,000 square foot facility opened on the Seneca Nation reservation in Salamanca, New York in May 2004, which we believe features approximately 1,800 slot machines and 25 table games. The Seneca Nation had indicated that the initial Salamanca facility would be a temporary facility with plans to construct a full scale destination resort in the future. The Seneca Nation had planned to construct the third casino permitted under its compact with the state in Cheektowaga near Buffalo, New York, however a New York Court recently ruled that the legislation permitting the casino requires the third casino to be located in the City of Buffalo. The City of Cheektowaga is appealing that decision, and as a result the construction of a third casino will be delayed.

•	Seneca-Cayuga Tribe of Oklahoma—On November 12, 2004 Governor Pataki announced that an agreement had been reached with the Seneca-Cayuga Tribe of Oklahoma. The terms of the agreement include a settlement of the Tribe’s land-claim and an agreement to negotiate a Class III compact for a gaming facility to be located in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. The Seneca-Cayuga had previously entered into an exclusive development agreement with Empire Resorts, the same entity who has obtained exclusive management and development agreements with the Cayuga Tribe of New York for a proposed casino in Monticello. Empire has recently announced that it has reached an agreement to purchase the Concord and Grossinger’s resort hotels in Sullivan County, which could be used for the future development of two casino resorts.

•

Cayuga Indian Nation of New York—In April 2004, the Cayuga Indian Nation of New York, a federally recognized Indian tribe without a reservation, received approval of their land into trust application from the Eastern Area Office of the BIA. The Cayuga Tribe requested that the United States take approximately 30 acres of land located adjacent to the Monticello Raceway into trust for the benefit of the Cayuga Tribe for the purposes of conducting gaming. If approved by the BIA, the Cayuga Tribe, in conjunction with Empire Resorts, Inc. as its developer and manager, intends to construct and operate a

$700 million casino resort at the site. In November 2004, the Governor of New York and a Cayuga tribal representative announced they had agreed to settle the tribe’s land claim with the state in exchange for, among other things, the right to build and develop a casino in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. Although the agreement has been signed between the Governor of New York and the tribal representative, recent news reports state that the Cayuga tribal leaders claim the agreement is invalid as the tribal representative did not have the authority to bind the tribe to the terms of the agreement.

•	Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin—In December 2004, the Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claims against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement is still subject to approval of the federal and state legislatures. It has been reported that, if approved, the Stockbridge-Munsee Community would build the facility on a 333 acre site near Monticello, New York. Trading Cove Associates, the entity responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst, has announced its intention to provide financial backing for this group.

•	Oneida Tribe of Indians of Wisconsin—In December 2004, the Oneida Tribe of Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claim against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. It has been reported that the tribe purchased 100 acres of land in Sullivan County, however we are not aware of any decision by the tribe on where the casino would be located.

•	Shinnecock Tribe—The Shinnecock Tribe has announced it intends to construct an approximately 65,000 square-foot commercial casino gaming facility on its reservation near the Hamptons in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive federal recognition. The Shinnecock Tribe has a pending federal recognition petition, but the BIA is not actively considering the petition. A federal district court ordered the Shinnecock Tribe to halt all construction for at least 18 months while the BIA reviews the tribe’s application for federal recognition. Recent public news reports state that the tribe will appeal the court’s decision.

Other tribes may also be attempting to develop various forms of gaming operations in the state of New York. In addition, there are several pending federal recognition petitions from other New York groups, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating “cruises to nowhere” out of the New York City and Long Island areas in January 1998. To date, New York has not prohibited gambling boat operations and only a small number of operators have applied for licenses for offshore gambling cruises. These “cruises to nowhere,” during which casino gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Due to the difference in the gaming experience, we do not believe that the “cruises to nowhere” are significant competition to Mohegan Sun.

Massachusetts

Although the Governor of Massachusetts, Mitt Romney, has indicated his willingness to consider proposals for gambling as a method to offset state budget deficits, the Massachusetts State House of Representatives rejected a bill authorizing various forms of commercial gambling during its Spring 2003 session. In November 2003, the Massachusetts State Senate postponed a vote on a plan to license two resort casinos as well as slot machine parlors at each of the State’s four racetracks.

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

A separate band of the Nipmuc Tribe, the Chaubanagungamaug Band, also submitted a petition for federal recognition. In June 2004, the BIA made a final determination denying federal recognition to the tribe. The tribe appealed the final determination to the IBIA in September 2004. In October 2004, the IBIA agreed to accept the Chaubanagungamaug Band’s appeal for federal recognition. If the Chaubanagungamaug Band were to receive federal recognition, it would likely attempt to develop a casino in Massachusetts.

The United States Court of Appeals for the District of Columbia reversed a federal court order, which required the BIA to make a final determination on the Mashpee Tribe’s petition for federal recognition by December 2002. As a result, we do not believe the BIA is actively considering the Mashpee Tribe’s application for federal recognition and a specific timetable for a determination has not been established. A number of other petitions for federal recognition are pending in Massachusetts, but we believe potential recognition of these pending petitions is several years away, if at all.

New Jersey

In the state of New Jersey, Mohegan Sun primarily competes for overnight customers with casinos located in Atlantic City. The Atlantic City gaming market currently consists of twelve casino properties, with a total of approximately 14,000 hotel rooms and 1.4 million square feet of gaming space, containing approximately 42,000 slot machines and 1,400 table games. These properties include the Borgata, a casino resort complex completed in the summer of 2003 and the first new casino in Atlantic City in 13 years. The property features a 40 story hotel with approximately 2,000 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues.

Several proposed developments and expansions of casino, hotel, retail and entertainment space have also commenced or been completed in Atlantic City. Some of these projects are listed below:

•	In November 2004, Aztar Corporation completed an expansion of its Tropicana Atlantic City property to include an additional 500 hotel rooms and a 200,000 square foot retail, dining and entertainment complex.

•	In mid-2004, Resorts Atlantic City completed replacing one of its hotel towers with a new 400-room hotel tower including 14,000 square feet of additional gaming space, containing approximately 800 additional slot machines.

•	In August 2004, Boyd Gaming and MGM Mirage announced a planned $200 million expansion of their jointly owned Borgata Hotel and Casino. The expansion will add an additional 500,000 square feet to the facility, including more gaming, retail and restaurant space, two additional nightclubs and a larger spa. Construction is expected to begin in December 2004. In October 2004, Boyd Gaming and MGM Mirage announced a Phase II expansion, to begin during the first phase of its initial expansion and to be completed in mid-2007. The Phase II expansion will include a new hotel tower, containing approximately 200 luxury time-share condominiums and approximately 600 guest rooms, a new spa, two swimming pools and additional meeting room space.

•	In mid-2004, Caesars Entertainment Inc. began construction on The Pier at Caesars, a $145 million upscale retail, dining, and entertainment facility to be located on the Atlantic City Boardwalk. The facility will be attached to the Caesars Atlantic City by skywalk and is scheduled to open in the fall of 2005.

In addition, the state legislature has considered adding slot machines or VLTs at the state racetracks. There are no federally recognized Indian tribes in the state and no petitions for recognition are being actively considered by the BIA.

Pennsylvania

In July 2004, Pennsylvania’s governor signed into law legislation to legalize slot machines in that state for licensees to be chosen by a new state gambling control board. An aggregate of 61,000 slot machines may be permitted for up to 14 locations throughout Pennsylvania. The holders of racing licenses in Pennsylvania may apply for 7 of the licenses available to operate slot machines at the racetracks. The Pocono Downs racetrack located in Plains Township, Pennsylvania, which we have agreed to acquire, is one of the sites eligible for a gaming license under the Pennsylvania legislation.

Maine

There are no casinos allowed in Maine other than one cruise boat that operates out of Maine and provides casino gaming off-shore. There are four federally recognized tribes in Maine, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town, in east central Maine. The Penobscot Tribe and the Passamaquoddy Tribe are attempting to gain approval for full-scale casino operations at various locations in Maine; however, to date, these efforts have been unsuccessful. None of the other federally recognized tribes in Maine have negotiated a tribal-state compact or otherwise taken significant steps of developing casino operations.

The Penobscot Tribe and the Passamaquoddy Tribe were successful in getting a referendum on the November 2003 ballot so that the voters would be permitted to vote on whether the state should permit one commercial casino gaming operation to be run by the tribes. This referendum was rejected by the voters. In the same election, Maine voters approved a referendum to permit slot machines at the state’s two racetracks. However, the approval was still subject to the approval of a local referendum permitting the slot machines. This bill was approved in June 2003 in Bangor, one of the host towns; however, the bill was rejected in Scarborough, the remaining host town in November 2003. The referendum provided for up to 1,500 slot machines at the Bangor Historical Raceway. In October 2004, the Maine Harness Racing Commission granted Penn National an unconditional racing license for Bangor Historical Raceway for the 2004 racing season. The annual license represents the completion of the first regulatory approval necessary for Penn National to proceed with its development at the Bangor Historical Raceway where they intend to place approximately 1,500 slot machines into service by mid-2006. Penn National must still, among other things, obtain a gaming license before it can operate slot machines at the racetrack. The towns of Westbrook and Saco in southern Maine rejected referenda in a December 30, 2003 vote that would have allowed Scarborough Downs to build a harness racetrack with slot machines in their cities.

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

Mohegan Tribe of Indians of Connecticut

General

The Tribe became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,625 members and approximately 970 adult voting members. Although it only recently received federal recognition, the Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to Operation Iraqi Freedom. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun and pursuing diversification of its business interests.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council will be elected on a staggered term basis. Effective with the election for the Council of Elders held in October 2004, three elected members of the Council of Elders serve two-year terms which expire in October 2006 and four elected members of the Council of Elders serve four-year terms which expire in October 2008. Similarly, effective with the next Tribal Council election in 2005, four elected Tribal Council members shall serve two-year terms and five elected Tribal Council members shall serve four-year terms. Thereafter, elected members of both the Council of Elders and the Tribal Council shall serve four-year terms. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council are the same individuals who serve on our Management Board.

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

The Tribe may amend the provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Tribal Council and must be ratified by a vote of a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, the Tribe’s Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 54. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 73. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 52. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 64. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Workers Compensation Department

Effective September 1, 2004, the Tribal Council established a Workers Compensation Department by Tribal ordinance that oversees a self-administered workers compensation program for employees of the Tribe and the

Authority. Prior to the formation of this department, we participated in the State of Connecticut workers compensation program. Duties of the Workers Compensation Department, including judgment on claims, are performed by two commissioners employed by the Tribe.

Below is a description of certain information regarding the commissioners serving in the Workers Compensation Department:

Giancarlo Rossi, Chief Commissioner. Mr. Rossi was appointed Chief Commissioner of the Tribe’s Workers Compensation Department in September 2004. Mr. Rossi is a general attorney with 23 years of workers compensation experience practicing in Connecticut.

Louis M. Pacelli, Commissioner. Mr. Pacelli was appointed Commissioner of the Tribe’s Workers Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers compensation matters, for 22 years in Connecticut.

Mohegan Tribal Gaming Authority

We were established by the Tribe in July 1995 with the exclusive power to conduct and regulate gaming activities on tribal lands for the Tribe and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. See “—Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors and Executive Officers of the Registrant.”

We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises on tribal lands and all related activities. The second major function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees as well as vendors seeking to provide gaming products or services within the casino. The third major function is to identify and evaluate various diversification opportunities in conjunction with the Tribe. These opportunities primarily include the management and ownership of, or investments in, other gaming enterprises through direct investment, acquisition, joint venture arrangements and loan transactions.

Government Regulation

General

We are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, we are subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this particular regulatory environment is more susceptible to changes in public policy considerations than others, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “—Risk Factors.”

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2004, we believe we were in material compliance with the MICS.

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

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. The Connecticut Attorney General has issued a formal opinion, which states that “existing [state] statutes provide the Governor with the authority to negotiate and execute the … [Mohegan] Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut Legislature passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

Possible Changes in Federal Law

Several bills have been introduced in the United States Congress, which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.

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

Land Lease from the Tribe to the Authority

Mohegan Sun is located upon land that is held in trust for the Tribe by the United States. We entered into a land lease with the Tribe under which the Tribe leases to us the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on, and became effective as of, September 29, 1995. Summarized below are several key provisions of this lease. See also “-Properties.”

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

Priority Distribution Agreement with the Tribe

On August 1, 2001, we entered into a priority distribution agreement with the Tribe, which obligates us to make monthly payments to the Tribe to the extent of our net cash flows, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, also clarifies and records the terms pursuant to which we made such payments to the Tribe prior to the effective date of the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligation to make payments for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the new credit facility. See “Certain Indebtedness—Bank Credit Facility.” The monthly payments under the priority distribution agreement are our limited obligations payable only to the extent of our net cash flows and are not secured by a lien or encumbrance on any of our assets or property.

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

Subordination of Relinquishment Payments/Priority Distribution to the Tribe

The relinquishment agreement provides that each of the senior and junior relinquishment payments are subordinated in right to payment of senior secured obligations, which includes the credit facility and capital lease obligations, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations, including our senior notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

Trademarks

In connection with the relinquishment agreement, TCA granted to us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights including the “Mohegan Sun” name, used at or developed for Mohegan Sun. We agreed, however, that we will only use the word “Sun” in conjunction with Mohegan Sun and Project Sunburst facilities and together with “Mohegan” or “Mohegan Tribe.” In January 2003, we received a waiver from TCA to also use the word “Sun” in connection with our WNBA franchise Connecticut Sun. We have capitalized $130.0 million of the relinquishment liability in connection with the trademark value of the Mohegan Sun brand name.

Pocono Downs Purchase Agreement

On October 14, 2004, we entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc. Under the terms of the Purchase Agreement, under which we will acquire Pocono Downs, a standardbred harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). As part of the Purchase Agreement, we have agreed to a $280 million purchase price before adjustments and other costs and the transaction is scheduled to close in January 2005, subject to customary closing conditions and regulatory approvals. The Purchase Agreement also provides us with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events.

Management and Development Agreements with Other Tribes

Cowlitz Project

On September 21, 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan will carry out all activities that are necessary to develop the Cowlitz Project, including advising the Cowlitz Indian Tribe with its plan to place land into trust by the United States Department of the Interior, assisting the Cowlitz Indian Tribe in the negotiation of a compact with the State of Washington, assisting in the arrangement of financing for the Cowlitz Project and administering and overseeing the planning, design, development, and construction of the Cowlitz Project. The development agreement provides for development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW pursuant to the Operating Agreement. The management agreement is for a period of seven years, during which Salishan-Mohegan will manage, operate, and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Pursuant to the Operating Agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the accepting of land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the NIGC.

Menominee Project

On October 21, 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. According to the management agreement, we are granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a

period of seven years in consideration of a management fee of 13.4% of Net Revenues as defined in the management agreement, which approximates income from operations earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

The Tribe previously entered into an agreement with the developer for the Menominee Project under which the Tribe will lend the developer funds necessary to develop the Menominee Project, including administering and overseeing the planning, design, development, and construction of the Menominee Project. The Tribe has lent approximately $3.1 million to the developer for use in these efforts. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust on behalf of the Menominee Tribe and the approval of the Governor of Wisconsin. A non-binding Kenosha County referendum held on November 2, 2004 authorized the County Board to support the Menominee Project.

Land Purchase Option

Upon formation of Salishan-Mohegan, Salishan Company contributed a land purchase option related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. The land purchase option commits Salishan-Mohegan, an unrestricted subsidiary of the Authority, to purchase land at specified closing dates no later than April 2005 and April 2006 for $7.8 million and $3.9 million, respectively, which are net of deposits paid prior to formation by Salishan Company. Under the option agreement, Salishan-Mohegan is also required to make interest payments on the aggregate agreed-upon net purchase price of $11.7 million at an annual rate of 6.5%, with applicable portions payable on the respective closing dates.

Certain Indebtedness

The following is a summary of the material terms of our material debt obligations. This summary does not restate in entirety the terms of the agreements under which we incurred the indebtedness. We urge you to read these agreements because they, and not these summaries, define our rights and obligations, and, in some cases, those of the Tribe. These agreements are included as exhibits to this Form 10-K.

Bank Credit Facility

We have a recently amended loan agreement for up to $600.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $450.0 million and a $150.0 million term loan, both maturing on March 31, 2008. The maximum aggregate principal amount of $600.0 million available for borrowing includes amounts available under our existing letters of credit. As of September 30, 2004, the amount available under letters of credit totaled $250,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce by one-eleventh of the initial principal balance, or approximately $13.6 million, beginning on September 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the bank credit facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. We had $179.7 million outstanding under the bank credit facility as of September 30, 2004.

The bank credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets, such as the assets of Pocono Downs, or other restricted subsidiaries, as collateral after we acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of September 30, 2004, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the $450.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of September 30, 2004, we had $100.7 million in base rate loans and $79.0 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of September 30, 2004 were based on a one-month LIBOR rate of 1.68% plus an applicable spread of 2.0%. The base rate loans outstanding at September 30, 2004 were based on the bank’s prime rate of 4.75% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of September 30, 2004.

8 1/8% Senior Notes

On March 3, 1999, we issued $200.0 million senior notes with fixed interest payable at a rate of 8 1/8% per annum, or the senior notes. Interest on the senior notes is payable semi-annually on January 1 and July 1. The senior notes mature on January 1, 2006. The senior notes are our uncollateralized general obligations and rank pari passu in right of payment with all our current and future uncollateralized senior indebtedness. Borrowings under the bank credit facility and other capital lease obligations are collateralized by first priority liens on substantially all of our assets. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the senior notes. The senior notes rank equally in right of payment with 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the remaining 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes and the 2004 senior subordinated notes. MBC is a guarantor of the senior notes.

On July 15, 2004, we commenced a cash tender offer and consent solicitation to repurchase any or all of our outstanding senior notes, at a subsequently determined price of 107.068% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the senior notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the senior notes at the initial closing on August 3, 2004 was $200.5 million, which represented an original principal amount of senior notes tendered of approximately $186.0 million, a tender and consent solicitation premium of $13.2 million and accrued interest of $1.3 million. No additional senior notes were tendered after the initial closing. An aggregate principal amount of $14.0 million of the senior notes remain outstanding as of September 30, 2004.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8 3/8% per annum, or the 2001 senior subordinated notes. Interest on the 2001 senior subordinated notes is payable semi-annually on January 1 and July 1. The 2001 senior subordinated notes mature on July 1, 2011. The first call date for the 2001 senior subordinated notes is July 1, 2006. The 2001 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the senior notes and in a liquidation, bankruptcy or similar proceeding 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes rank equally with the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2001 senior subordinated notes.

On July 15, 2004, we commenced a cash tender offer and consent solicitation to repurchase any or all of our outstanding 2001 senior subordinated notes at a subsequently determined price of 113.355% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 senior subordinate notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the 2001 senior subordinated notes at the initial closing on August 3, 2004 was $152.5 million, which represented an original principal amount of 2001 senior subordinated notes tendered of approximately $133.7 million, a tender and consent solicitation premium of $17.8 million and accrued interest of $995,000. No additional 2001 senior subordinated notes were tendered after the initial closing. An aggregate principal amount of $16.3 million of the 2001 senior subordinated notes remain outstanding as of September 30, 2004.

2002 8% Senior Subordinated Notes

On February 20, 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8% per annum, or the 2002 senior subordinated notes. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1 and October 1. The 2002 senior subordinated notes mature on April 1, 2012. The first call date for the 2002 senior subordinated notes is April 1, 2007. The 2002 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes rank equally with the remaining 2001 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2002 senior subordinated notes.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, we issued $330.0 million senior subordinated notes with fixed interest payable at a rate of 6 3/8% per annum, or the 2003 senior subordinated notes. Interest on the 2003 senior subordinated notes is payable semi-annually on January 15 and July 15. The 2003 senior subordinated notes mature on July 15, 2009. The 2003 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2003 senior subordinated notes rank equally with the remaining 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2003 senior subordinated notes.

2004 7 1/8% Senior Subordinated Notes

On August 3, 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7 1/8% per annum, or the 2004 senior subordinated notes. The 2004 senior subordinated notes mature on

August 15, 2014. The first call date for the 2004 senior subordinated notes is August 15, 2009. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for February 15, 2005. The 2004 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the senior notes, and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2004 senior subordinated notes rank equally with the remaining 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2004 senior subordinated notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2004, both we and the Tribe were in compliance with all respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC, or the membership agreement. The membership agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the membership agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from us) and issued a promissory note dated January 28, 2003, to the WNBA, or the WNBA Note, for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. As of September 30, 2004, the effective interest rate for the WNBA Note was 3.11%. We guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note.

Line of Credit

We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. At our option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2004, we were in compliance with all covenant requirements of the line of credit. As of September 30, 2004, we had $19.9 million available for borrowing under the line of credit. The interest rate in effect at September 30, 2004 was 3.33% on the outstanding balance on the line of credit.

Note and Mortgage Payables

Upon formation of Salishan-Mohegan (see “—Mohegan Ventures-NW”), Salishan Company contributed, among other things, a mortgage payable of $2.6 million and a note payable of $1.0 million to the venture, which related to land and a land purchase option, respectively, also contributed to the venture. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2005. The note payable bears interest at an annual rate of 15% and is payable in full, including accrued interest, on December 31, 2004. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Letter of Credit

We maintain a $250,000 uncollateralized letter of credit to satisfy potential workers’ compensation liabilities that may arise. The letter of credit will expire on August 31, 2005. As of September 30, 2004, no amounts were drawn on the letter of credit.

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

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2004, 2003 and 2002, any material costs related to compliance with environmental requirements with respect to the site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Employees and Labor Relations

As of September 30, 2004, Mohegan Sun employed approximately 8,700 full-time employees, and 1,600 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

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

Risks Related to Our Business

Our substantial indebtedness could affect adversely our financial condition.

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2004, we had outstanding debt totaling $1.03 billion. In addition, as of September 30, 2004, we had borrowing capacity under the bank credit facility of up to $382.7 million, of which $179.7 million was outstanding.

Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

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

We rely primarily on cash flows generated by gaming operations of Mohegan Sun to meet our debt service obligations. Our financial condition and operations are subject to many financial, economic, political, competitive and regulatory factors beyond our control. If Mohegan Sun is unable to generate sufficient cash flows, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. We could be required to, among other things, reduce or delay planned capital expenditures, dispose of some of our assets and/or seek to restructure some or all of our debt. We cannot assure you that any of these alternatives could be effected on satisfactory terms, if at all, and if effected, would not have a material adverse effect on our operations.

If we are not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming laws or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in commercial casino gaming, including full-scale commercial casinos in the northeastern United States and in the number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the northeastern United States. Under federal law, after obtaining federal recognition and before full scale commercial casino gaming operations may commence, a tribe must, among other things, have land taken into trust by the federal government, negotiate a gaming compact with the state in which they intend to engage in commercial casino gaming, adopt a tribal gaming ordinance and construct a facility. A tribe may also need to negotiate a gaming management agreement and obtain financing to construct a facility. As described below, many Indian tribes and individual groups seeking to gain federal recognition as Indian tribes are pursuing commercial casino gaming in the northeastern United States.

A number of states, including Maine, Massachusetts, Rhode Island, Pennsylvania and New York, have considered legalizing one or more forms of commercial casino gaming by non-Indians in one or more locations. In July 2004, Pennsylvania legalized commercial slot machine gaming by non-Indians. Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gaming operations will continue to increase in the future.

Since the completion of the Project Sunburst expansion in June 2002, including our approximately 1,200-room luxury hotel, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey. Many of these casinos have greater resources, operating experience and name recognition than Mohegan Sun.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods Resort Casino, or Foxwoods, operated by the Mashantucket Pequot Tribe. Foxwoods is approximately ten miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately twelve years and may have greater financial resources and greater operating experience than us or the Tribe. In addition, Foxwoods has offered certain amenities to its guests for a significantly longer duration than Mohegan Sun, such as hotel accommodations and convention center services.

In the spring of 2003, the Mashantucket Pequot Tribe announced a $99 million expansion at Foxwoods, which was completed in late November 2004. The expansion includes approximately 120,000 square feet of additional gaming space to accommodate approximately 1,000 slot machines, including 140 new dual-use bingo/slot machines, and 200 smoke-free bingo seats; a 2,100 car parking garage; 7,500 square feet of food and beverage space featuring a Hard Rock Café; and 6,000 square feet of retail space. The Mashantucket Pequot Tribe is also currently constructing two golf courses, with a golf academy, a 50,000 square foot clubhouse and golf villas. The golf courses are expected to be opened in the spring of 2005.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and to a lesser extent from racetracks in New York that operate Video Lottery Terminals, or VLTs. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In addition to these three tribes, other Indian tribes have announced potential casino projects, which, if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, four racetracks located in Monticello, Saratoga Springs, Farmington and Buffalo, New York currently operate an aggregate of approximately 5,100 VLTs. On July 7, 2004 the Appellate Division of the New York State Supreme Court ruled that the legislation authorizing VLTs at these racetracks, as well as others, violated the state constitution provision that all revenue from lottery games be dedicated to education aid; however, the Court unanimously ruled that Indian owned casinos could still be operated in New York. Despite the New York State Supreme court ruling, VLTs at racetracks are still currently operating.

In October 2001, the New York State Legislature approved legislation that permitted as many as six casino gaming operations by Indian tribes in New York, in addition to the Oneida Nation’s Turning Stone casino and St. Regis Mohawk Tribe’s Akwesasne Mohawk Casino already in operation. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or

Sullivan County. The Seneca Nation opened one of these additional gaming operations, the Seneca Niagara Casino, in December 2002 in Niagara Falls, New York. In May 2004, the Seneca Nation opened its second facility, an approximately 125,000 square foot facility on its reservation in Salamanca, New York. The Seneca Nation may also operate one additional gaming operation in western New York pursuant to the gaming compact negotiated with the Governor of New York. In addition it has recently been reported that Governor Pataki is interested in increasing the number of casinos permitted by Indian tribes in Ulster and Sullivan County from three to five.

The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. The Oneida Nation has begun an approximately $308.0 million expansion effort at Turning Stone, which will include, among other things, the addition of approximately 400 hotel rooms and suites and increase overall gaming space by approximately 30,000 square feet. In October 2004, the Oneida Nation partially opened its expanded convention space and a new 19-story hotel at Turning Stone. Substantial completion of the expansion is expected in early 2005. In June 2004, the New York State Supreme Court ruled that the Oneida Gaming Compact with the State of New York was invalid because the compact had not been approved by the state legislature. According to recent news reports, the NIGC has warned the Oneida Nation to resolve its compact dispute with the State of New York or they may face enforcement actions.

The St. Regis Mohawk Tribe opened a casino located in Hogansburg, New York, near the Canadian border in April 1999. The St. Regis Mohawk Tribe recently reached an agreement with the State of New York on a new compact that will, among other things, permit the tribe to install slot machines at the casino in exchange for payments to the State of New York. In April 2001, the St. Regis Mohawk Tribe entered into an agreement with Park Place Entertainment Corporation, now Caesars Entertainment, a Nevada based gaming and entertainment company, for exclusive rights to develop a casino project in Sullivan County, New York. In August 2001, the St. Regis Mohawk Tribe signed an agreement with Sullivan County to build a $500.0 million resort on Anawana Lake at Kutsher’s Resort and Country Club in the Catskills. In October 2003, the Bureau of Indian Affairs, or BIA, published a notice in the Federal Register of its intent to take 66 acres of land at this site into trust for the St. Regis Mohawk Tribe pending review and approval of an environmental impact statement. In November 2003, the tribe and Caesars Entertainment signed an amended management and development agreement that will govern the construction and operation of their planned resort in Sullivan County. The tribe has reached an agreement on a compact for its casino in Hogansburg, New York and an agreement with the State of New York to settle its land claim dispute was approved by a tribal vote on November 27, 2004. However, the agreement is still subject to the approval of the federal and state legislatures. We believe the settlement of the tribe’s land claim dispute and reaching a compact for the tribe’s Hogansburg casino may clear the way for the tribe to obtain a compact regarding their planned gaming facility to be constructed in Sullivan County.

On November 12, 2004 Governor Pataki announced that an agreement had been reached with the Seneca-Cayuga Tribe of Oklahoma. The terms of the agreement include a settlement of the Tribe’s land-claim and an agreement to negotiate a Class III compact for a gaming facility to be located in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. The Seneca-Cayuga had previously entered into an exclusive development agreement with Empire Resorts, the same entity who has obtained exclusive management and development agreements with the Cayuga Tribe of New York for a proposed casino in Monticello. Empire has recently announced that it has reached an agreement to purchase the Concord and Grossinger’s resort hotels in Sullivan County, which could be used for the future development of two casino resorts.

In April 2004, the Cayuga Indian Nation of New York, a federally recognized Indian tribe without a reservation, received approval of their land into trust application from the Eastern Area Office of the BIA. The Cayuga Tribe requested that the United States take approximately 30 acres of land located adjacent to the Monticello Raceway into trust for the benefit of the Cayuga Tribe for the purposes of conducting gaming. If approved by the BIA, the Cayuga Tribe, in conjunction with Empire Resorts, Inc. as its developer and manager, intends to construct and operate a $700 million casino resort at the site. In November 2004, the Governor of New York and a Cayuga tribal representative announced they had agreed to settle the tribe’s land claim with the state in exchange for, among other things, the right to build and develop a casino in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. Although the agreement has been signed between the Governor of New York and the tribal representative, recent news reports state that the Cayuga tribal leaders claim the agreement is invalid as the tribal representative did not have the authority to bind the tribe to the terms of the agreement.

In December 2004, the Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claims against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement is still subject to approval of the federal and state legislatures. It has been reported that, if approved, the Stockbridge-Munsee Community would build the facility on a 333 acre site near Monticello, New York. Trading Cove Associates, the entity responsible for the administration and supervision of the construction manager and the entire construction process of Project Sunburst, has announced its intention to provide financial backing for this group.

In December 2004, the Oneida Tribe of Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claim against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement is still subject to the approval of the federal and state legislatures. It has been reported that the tribe purchased 100 acres of land in Sullivan County, however we are not aware of any decision by the tribe on where the casino would be located.

Currently, there are no non-Indian casinos operating in New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum.

In Connecticut, the Historic Eastern Pequot Tribe, located in North Stonington, received federal recognition in June 2002 and has announced its intention to develop a casino in southeastern Connecticut. The Schaghticoke Tribal Nation, located in Kent, received federal recognition in January 2004. Both federal recognition decisions have been appealed to the Interior Board of Indian Appeals, or IBIA. In December 2004, it was reported that the IBIA had discovered certain evidence used by the BIA in its recognition decision that was calculated incorrectly. As a result, the Schaghticoke Tribe’s final recognition may be delayed. The Schaghticoke Tribe has expressed an intention to develop a casino in western Connecticut. Other groups of individuals in Connecticut are seeking federal recognition as Indian tribes with the announced intention of establishing gaming operations; however, the BIA is not actively considering any of these applications for federal recognition. Some of these groups have publicized the existence of financial backers for the future construction of gaming facilities.

In fiscal year 2004, the BIA made final determinations denying federal recognition for one Connecticut tribe, the Golden Hill Paugussett Tribe located in Colchester and Trumbull, Connecticut, and for the Hassanamisco Band of the Nipmuc Tribe officially based in Massachusetts. The Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition based upon a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive federal recognition, it could attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for the construction of gaming facilities. These tribes appealed the final determinations to the IBIA in September 2004. In October 2004, the IBIA agreed to accept the Hassanamisco Band’s appeal for federal recognition, but rejected the Golden Hill Paugussetts’ request to reconsider the denial of its federal recognition.

Several other states in New England have considered the legalization of full-scale commercial casino gaming by Indian tribes and non-Indians. In Rhode Island, the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand Jai Alai, offer approximately 3,510 VLTs with approval from the state to add an aggregate of approximately 800 VLTs. In October 2004, Lincoln Greyhound Park announced that it will install the remaining approved slot machines, approximately 460, in May 2005. In addition, this year the Rhode Island state legislature approved a referendum to be included on the November 2004 ballot to determine whether a casino operated by an affiliate of Harrah’s Entertainment, in conjunction with the Narragansett Tribe, should be permitted in West Warwick, Rhode Island. The Rhode Island Supreme Court provided an advisory opinion in

August 2004 that the proposed casino referendum was unconstitutional, and the Superior Court subsequently ruled that the referendum could not be placed on the November 2004 ballot. It has been reported that Harrah’s and the Narragansett Tribe will pursue a referendum for the November 2005 ballot. In Massachusetts, the state legislature has not authorized commercial gaming; however, several Native American groups are seeking federal recognition with the announced intention of establishing gaming operations in Massachusetts. Attempts by one federally recognized tribe in Massachusetts, the Aquinnah Wamponoag Tribe of Martha’s Vineyard, to develop commercial casino gaming have been unsuccessful.

In Maine, casinos are prohibited; however one cruise boat operates out of Maine and provides casino gaming offshore. The legislature has also approved up to 1,500 slot machines for the Bangor Historical Raceway following passage of a statewide ballot measure in November 2003. In October 2004, the Maine Harness Racing Commission granted Penn National Gaming, Inc., or Penn National, an unconditional racing license for Bangor Historical Raceway for the 2004 racing season. The annual license represents the completion of the first regulatory approval necessary for Penn National to proceed with its proposed $74 million development project at the Bangor Historical Raceway, where it intends to operate approximately 1,500 slot machines by mid-2006. Penn National must still, among other things, obtain a gaming license before it can operate slot machines at the racetrack.

In July 2004, Pennsylvania’s governor signed into law legislation to legalize slot machines in that state for licensees to be chosen by a new state gambling control board. An aggregate of 61,000 slot machines may be permitted for up to 14 locations throughout Pennsylvania. The holders of racing licenses in Pennsylvania may apply for seven of the licenses available to operate slot machines at the racetracks. The Pocono Downs racetrack located in Plains Township, Pennsylvania, which we have agreed to acquire, is one of the sites eligible for a gaming license under the Pennsylvania legislation.

On August 2, 2004, Boyd Gaming and MGM Mirage announced a planned $200.0 million expansion of their jointly owned Borgata Hotel and Casino in Atlantic City, New Jersey. The expansion will add an additional 500,000 square feet to the facility, including more gaming space, retail and restaurant space, two additional nightclubs and a larger spa. Construction is expected to begin in December 2004. In October 2004, Boyd Gaming and MGM Mirage announced a Phase II expansion, to begin during the first phase of its initial expansion and to be completed in mid-2007. The Phase II expansion will include a new hotel tower, containing approximately 200 luxury time-share condominiums and approximately 600 guest rooms, a new spa, two swimming pools and additional meeting room space.

We are unable to predict whether any of the efforts discussed above by other federally recognized Indian tribes, individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Your ability to enforce your rights against us is limited by our sovereign immunity and that of the Tribe and MBC.

Although we, the Tribe, and MBC each have sovereign immunity and may not be sued without our and their respective consents, we, the Tribe, and MBC each have granted a limited waiver of sovereign immunity and consent to suit in connection with some of our outstanding indebtedness. Such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, an investor in us could be precluded from judicially enforcing your rights and remedies as a noteholder. With limited exceptions, we, the Tribe, and MBC have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an investor may not have any remedy against us, the Tribe, or MBC for violations of federal securities laws.

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

Rights as a creditor are limited to our assets and those of MBC.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of MBC, and would not encompass the assets of our other subsidiaries that are not guarantors, the Tribe or its other affiliates.

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

Restrictions in the bank credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.

The bank credit facility and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make certain investments;

•	use assets as security in other transactions;

•	sell certain assets or merge with or into another person;

•	grant liens;

•	make capital expenditures; and

•	enter into transactions with affiliates.

These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general and thereby hurt our results of operations and our ability to meet our debt service obligations.

The bank credit facility also requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined in the bank credit facility. If these ratios are not maintained or are exceeded, as applicable, it may be impossible for us to borrow additional funds to meet our obligations.

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

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA five percent of the revenues generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2004, we paid $67.4 million in relinquishment payments. As of September 30, 2004, relinquishment payments earned but unpaid were $18.3 million.

This obligation consumes a significant portion of our operating cash flows that might otherwise be available to, among other things, reduce indebtedness and fund working capital, capital expenditures and other general operating requirements. As a result, our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general is reduced. This may place us at a disadvantage compared to our competitors that do not have such an obligation and thereby hurt our results of operations and our ability to meet our debt service obligations.

A downturn in the regional economy could impact negatively our financial performance.

Primarily all of Mohegan Sun’s patrons arrive via automobile and are assumed to work or live in the northeastern United States. Moderate or severe economic downturns or adverse conditions in the northeastern United States may affect negatively our financial performance. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities that we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may affect adversely consumer spending in our gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn. Accordingly, our business, assets, financial condition and results of operations could be affected adversely if the regional economic conditions or outlook weaken.

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

We depend on the revenue generated from the hotel, together with the revenue generated from the other portions of Mohegan Sun, to meet our debt obligations and fund our operations. Revenue generated from the operation of the hotel is subject primarily to conditions affecting our gaming operations, but is also subject to the lodging industry in general, and, as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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

In addition, the hotel industry is seasonal in nature, which means that our hotel may experience a decrease in the number of guests and amount of revenue during particular periods during the year where there is limited travel. As a result, our hotel’s revenues may not be stable throughout the year and may cause our financial performance to be affected adversely during these periods.

The loss of a key management member could have a material adverse effect on us and Mohegan Sun.

Our success depends in large part on the continued service of key management personnel, particularly William J. Velardo, Chief Executive Officer of the Authority, Leo M. Chupaska, Chief Financial Officer of the Authority, Mitchell Grossinger Etess, President and Chief Executive Officer of Mohegan Sun, and Jeffrey E. Hartmann, Executive Vice President and Chief Operating Officer of Mohegan Sun. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel, excluding Mr. Chupaska, currently are retained pursuant to five-year employment agreements which expire on December 31, 2009 and include a provision for automatic renewal for an additional term of five years. Mr. Chupaska and the Authority’s Management Board are currently in the process of finalizing the terms of his employment agreement with the Authority.

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

Gaming on the Tribe’s reservation is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC and agencies of the State of Connecticut, such as the Department of Revenue Services’ Division of Special Revenue, the State Police and the Department of Consumer Protection’s Division of Liquor Control. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.

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

In addition, under federal law, gaming on Indian land is dependent on the permissibility under state law of specific forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on our ability to conduct our gaming operations. In fact, in January 2003, the State of Connecticut repealed the Las Vegas nights statute, but the state attorney general opined that the repeal did not affect the two existing Indian gaming compacts. Connecticut currently permits, among other things, a state lottery, jai alai fronton betting, greyhound racing and off-track betting parlors.

A change in our or MBC’s current tax-exempt status could have a material adverse effect on our ability to meet our debt service obligations.

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe, and MBC are not subject to federal income taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

Efforts have been made in the United States Congress over the past several years to amend the Code to provide for taxation of the net income of tribal business entities. These efforts have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, such legislation could be passed in the future. A change in the tax law could have a material adverse effect on our financial performance.

Risks Related to Our Pending Acquisition of Downs Racing

Our inability to obtain a slot machine license in Pennsylvania could adversely affect our liquidity, financial position or cause us to incur significant losses.

One of our primary motives in entering into an agreement to acquire Downs Racing, Inc., which includes Pocono Downs, from subsidiaries of Penn National Gaming, Inc., was to obtain a Category One slot machine license in Pennsylvania to operate slot machines at Pocono Downs. If we are not able to obtain such a license, other than as a result of the actions of the sellers or the failure of the Pennsylvania gaming board to issue any conditional or permanent slot machine licenses on or before July 1, 2006, we may be forced to sell the business to another buyer or operate it, without a slot machine license, as the business is presently conducted, either of which could subject us to significant losses.

We may experience difficulties in integrating the Pocono Downs operations after completing the acquisition.

The integration of a new business involves risks which may be costly and may adversely affect us. These risks include, among others:

•	The need to divert more management resources to integration than we planned, which may adversely affect, among other things, our ability to manage our existing business;

•	The failure to retain key employees of the Pocono Downs business may result in an inability to replace them on favorable terms with employees of equal skill;

•	Difficulties in coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures; and

•	Acquiring liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition that, if in excess of the indemnification obligations of the sellers, could result in unforeseen costs.

If we are unable to develop a slot machine facility at Pocono Downs on time or on budget, we may not be able to achieve our operating projections for the Pocono Downs acquisition.

We anticipate costs to develop a permanent slot machine facility at Pocono Downs by the end of fiscal year 2006 of approximately $175 million. Our estimates assume that we are able to begin construction of a permanent facility in 2005; however if we are not able to break ground on the projected timeline, our projected opening may be delayed and may expose us to higher than expected costs. Failure to complete the slot machine facility on budget or on schedule could prevent us from achieving our operating projections and, accordingly, may have a material adverse effect on our financial condition, results of operations or liquidity position.

In addition, construction projects like this one are inherently subject to significant development and construction risks, all of which could cause unanticipated cost increases. These include the following:

•	regulatory approvals;

•	labor disputes;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters; and

•	geological, construction, demolition, excavation and/or equipment problems.

Our operations of the Pocono Downs business will subject us to regulation by Pennsylvania’s harness racing and, if we obtain a license, gaming authorities.

As owners and operators of the Pocono Downs harness racing facility and off-track-wagering operations in Pennsylvania, we will be subject to extensive state regulation. If we obtain a slot machine license, we will become subject to further state regulation. Applicable rules and regulations may require that we obtain a variety of registrations, permits and approvals to conduct our operations. Regulatory bodies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke a license to conduct our operations as we intend to conduct them. We cannot assure you that we will be able to obtain all registrations, permits, approvals or licenses necessary to conduct our business in Pennsylvania as we intend to conduct it or that, if obtained, we will be able to renew them as required. Any of these events, or any changes in applicable laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Properties.

Mohegan Sun is located on 240 acres of the Tribe’s approximately 405-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land located in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston, Massachusetts, 45 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

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

Salishan-Mohegan, a majority-owned subsidiary of Mohegan Ventures-NW, owns a parcel of land in Ridgefield, Washington for the purposes of developing a casino to be owned by the Cowlitz Indian Tribe. Mohegan Ventures-NW is a wholly-owned subsidiary of the Authority. The land is encumbered by a $2.6 million mortgage payable and certain lease agreements with the existing tenant on the property. Salishan-Mohegan also has an option to purchase other parcels of land next to the owned land, which would also be used for casino development purposes. The rights to the land and land purchase option shall be assigned to the Cowlitz Indian Tribe upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being taken into trust by the United States Department of the Interior.

We do not own, lease or have any interest in any other property.

Item 3.	Legal Proceedings.

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not issued or sold any equity securities.

Item 6.	Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2004, 2003 and 2002 and as of September 30, 2004 and 2003, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 2001 and 2000 and as of September 30, 2002, 2001 and 2000 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. Our historical financial statements for the fiscal year ended September 30, 2000 were audited by another firm of independent accountants, Arthur Andersen LLP, who have ceased operations. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2004		2003		2002	2001	2000
Operating Results:
Gross revenues	$1,367,933		$1,280,440		$1,121,060	$859,608	$809,314
Promotional allowances	(111,007)		(102,952)		(88,167)	(71,372)	(70,044)

Net revenues	$1,256,926		$1,177,488		$1,032,893	$788,236	$739,270

Income from operations	$246,617		$241,333		$213,680	$267,935	$195,514
Total other expense (1)	(143,748	)(2)	(145,648	)(3)	(113,648)	(53,403)	(48,906)

Income before minority interest	102,869		95,685		100,032	214,532	146,608
Minority interest	18		—		—	—	—

Income from continuing operations	102,887		95,685		100,032	214,532	146,608
Loss from discontinued operations	—		—		—	(591)	(674)

Net income	$102,887		$95,685		$100,032	$213,941	$145,934

Other Data:
Interest expense, net of capitalized interest	$78,970		$83,492		$76,635	$20,375	$37,799
Capital expenditures	$30,680		$30,277		$224,743	$728,742	$288,278
Net cash flows provided by operating activities	$215,053		$195,484		$183,699	$201,338	$194,845
Balance Sheet Data:
Total assets	$1,579,705		$1,658,511		$1,714,055	$1,554,693	$885,379
Long-term debt and capital lease obligations	$1,003,051		$1,101,649		$1,052,173	$908,000	$502,336

(1)	For the fiscal years ended September 30, 2004, 2003, 2002, 2001, and 2000, total other expense includes $29.9 million, $33.6 million, $36.3 million, $35.8 million and $23.1 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found under Notes 2 and 12 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(2)	Includes a loss on extinguishment of debt of $34.1 million. The loss is comprised of a tender premium of $31.0 million, a write-off of unamortized debt issuance costs of $3.5 million and other transaction costs of approximately $1.1 million, offset by a net gain of $1.5 million from the recognition of the remaining net deferred gain on related derivative instruments.
(3)	Includes a loss on extinguishment of debt of $27.4 million. The loss is comprised of a tender premium of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs of approximately $200,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this Annual Report on Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.”

Overview

The Tribe and the Authority

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. The Tribe established us as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth, the original casino at Mohegan Sun, has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,850 slot machines and 180 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a total of approximately 1,800 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 110 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, four of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

In January 2003, we formed MBC for the purpose of holding a membership in the WNBA and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Ventures-NW

On July 23, 2004, we formed Mohegan Ventures-NW as a wholly owned unrestricted subsidiary. As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of our debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan, formed with an unrelated third party to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino will be owned by the Cowlitz Indian Tribe. Salishan-Mohegan has been designated as our majority owned unrestricted subsidiary.

Other Business Developments

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe identify and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions.

On September 21, 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan will carry out all activities that are necessary to develop the Cowlitz Project, including advising the Cowlitz Indian Tribe with its plan to place land into trust by the United States Department of the Interior, assisting the Cowlitz Indian Tribe in the negotiation of a compact with the State of Washington, assisting in the arrangement of financing for the Cowlitz Project and administering and overseeing the planning, design, development, and construction of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW pursuant to the Operating Agreement. The management agreement is for a period of seven years during which Salishan-Mohegan will manage, operate, and maintain the planned casino. The management agreement also provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the NIGC.

On October 14, 2004, we entered into the Purchase Agreement with subsidiaries of Penn National Gaming, Inc., under which we will acquire Pocono Downs, a standardbred harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania and five Pennsylvania off-track wagering operations located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). As part of the Purchase Agreement, we have agreed to a $280 million purchase price before adjustments and other costs and the transaction is expected to close in January 2005, subject to customary closing conditions and regulatory approvals. The Purchase Agreement also provides us with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events.

Following the closing of the Downs Racing, Inc. transaction, we will obtain the right to apply for a Pennsylvania Category One slot machine license which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon the issuance of a gaming license, we will proceed with our plans to open a new slot machine facility which we anticipate will open in fiscal year 2006. The new facility will also include restaurants, lounges and a small entertainment venue. We anticipate that we will spend up to $175 million on the construction, furnishing and equipping of the new facility, in addition to paying a one-time $50 million fee to the Commonwealth of Pennsylvania upon receipt of a gaming license.

On October 21, 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. According to the management agreement, we were granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

The Tribe previously entered into an agreement with the developer for the Menominee Project, under which the Tribe will lend the developer certain funds necessary to develop the Menominee Project, including administering and overseeing the planning, design, development and construction of the Menominee Project. The Tribe has lent approximately $3.1 million to the developer for use in these efforts. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust on behalf of the Menominee Tribe and the approval of the Governor of Wisconsin. A non-binding Kenosha County referendum held on November 2, 2004 authorized the County Board to support the Menominee Project.

We and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of them or that any of them will be consummated.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno and racebook (also poker revenues for the fiscal years ended September 30, 2003 and 2002, prior to the closing of our poker room on September 2, 2003);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

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

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

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

Promotional allowances

We operate a voluntary program for our guests, without membership fees, called the Mohegan Sun Player’s Club. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of points are included in gross revenues when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno and racebook, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the fiscal years ended September 30, 2003 and 2002 also included expenses associated with poker operations, which closed on September 2, 2003.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our operations and excludes minority interest, accretion of discount to the relinquishment liability, interest income, interest expense, loss on early extinguishment of debt, write-off of debt issuance costs and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Notes 2 and 12 to our consolidated financial statements for a further discussion of how we calculate the relinquishment liability and related reassessments.

Results of Operations

Summary Operating Results

The following table summarizes our results of operations (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Net revenues	$1,256,926	$1,177,488	$1,032,893	$79,438	$144,595	6.7%	14.0%
Income from operations	246,617	241,333	213,680	5,284	27,653	2.2%	12.9%
Net income	102,887	95,685	100,032	7,202	(4,347)	7.5%	-4.3%

The most important factors and trends contributing to our operating performance over the last three years have been:

•	The strengthening of our brand awareness in the Northeast gaming market reflected in our slot revenue growth rate, which exceeds the growth rate of the Connecticut slot revenue market;

•	Successful marketing programs and promotional events designed to increase targeted patron visitation;

•	Improvements in labor productivity leading to the reduction of operational full time equivalents for the year ended September 30, 2004 which resulted in lower salary and wages in our gaming operations and certain related fringe benefit expenditures;

•	The initiation of a cost reduction program in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues;

•	The closing of our poker room on September 2, 2003 for the purpose of adding approximately 260 slot machines, which led to increased revenue per square foot and a higher operating margin partially due to the use of cashless gaming technology;

•	The relinquishment liability reassessment charge of $3.9 million in fiscal year 2004, which significantly lowered our growth in income from operations from the growth in fiscal year 2003; and

•	The refinancing of $300.0 million of our outstanding debt in late fiscal year 2003, which resulted in lower interest costs that had a positive effect on our net income for the year ended September 30, 2004.

Net revenues for the fiscal years ended September 30, 2004 and 2003 increased as a result of continued growth in both gaming and non-gaming revenues due primarily to continued expansion in public awareness of Mohegan Sun’s gaming and non-gaming offerings and amenities, evidenced by the increase in patronage to our Mohegan Sun casino. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, resulting in increased promotional allowances for the fiscal year ended September 30, 2004 compared to the prior fiscal year, which offsets the increase in the gross gaming and non-gaming revenues.

Income from operations for the fiscal year ended September 30, 2004 compared to prior fiscal year, increased primarily as a result of the growth in net revenues, offset substantially by the increase in gaming expenses and a relinquishment liability reassessment charge of $3.9 million for the year ended September 30, 2004, which had the effect of increasing operating expenses, compared to a $22.7 million relinquishment liability reassessment for the year ended September 30, 2003, which had the effect of reducing operating expenses.

Income from operations for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002, increased primarily as a result of the increase in net revenues, offset substantially by increases in gaming expenses, advertising, general and administrative expenses and depreciation and amortization expense. These increased expenses were partially offset by a $7.8 million decrease in pre-opening costs and expenses and an increase in the relinquishment liability reassessment of $3.1 million, which had the effect of reducing operating expenses.

Net income for the fiscal year ended September 30, 2004 compared to prior fiscal year increased primarily as a result of the increase in income from operations and decreases in the accretion of discount to the relinquishment liability and in interest expense, partially offset by an increase in the loss on early extinguishment of debt related to the refinancings in fiscal years 2004 and 2003 as more fully described below.

Net income for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002, decreased primarily as a result of a $27.4 million loss on early extinguishment of debt related to the refinancing of our $300.0 million 8 3/4% senior subordinated notes, offset by the increase in income from operations.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Gaming	$1,125,145	$1,061,376	$958,617	$63,769	$102,759	6.0%	10.7%
Food and beverage	89,850	87,040	75,062	2,810	11,978	3.2%	16.0%
Hotel	52,035	52,370	20,884	(335)	31,486	-0.6%	150.8%
Retail, entertainment and other	100,903	79,654	66,497	21,249	13,157	26.7%	19.8%

Total	$1,367,933	$1,280,440	$1,121,060	$87,493	$159,380	6.8%	14.2%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Fiscal Years Ended September 30,
	2004	2003	2002
Gaming	82.2%	82.9%	85.5%
Food and beverage	6.6%	6.8%	6.7%
Hotel	3.8%	4.1%	1.9%
Retail, entertainment and other	7.4%	6.2%	5.9%

Total	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Slot handle	$10,294	$9,654	$8,840	$640	$814	6.6%	9.2%
Gross slot revenues	$833	$777	$719	$56	$58	7.2%	8.1%
Net slot revenues	$809	$757	$694	$52	$63	6.9%	9.1%
Weighted average number of slot machine (in units)	6,224	6,122	6,205	102	(83)	1.7%	-1.3%
Gross slot hold percentage	8.1%	8.0%	8.1%	0.1%	-0.1%	1.3%	-1.2%
Gross slot win per unit per day (in dollars)	$366	$347	$317	$19	$30	5.5%	9.5%
Table games drop	$1,952	$1,834	$1,517	$118	$317	6.4%	20.9%
Table games revenues	$306	$283	$243	$23	$40	8.1%	16.5%
Weighted average number of table games (in units)	285	261	246	24	15	9.2%	6.1%
Table games hold percentage (1)	15.7%	15.4%	16.0%	0.3%	-0.6%	1.9%	-3.8%
Table games revenue per unit per day (in dollars)	$2,938	$2,974	$2,705	$(36)	$269	-1.2%	9.9%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2004 compared to prior fiscal year increased due to continued growth in net slot revenues and table games revenues. The increase in net slot revenues and table games revenues resulted primarily from the continued awareness of the Mohegan Sun brand in the northeastern United States gaming market. Table games drop for the fiscal year ended September 30, 2004 increased at a lower rate compared to the prior year due primarily to increased competition in the Northeast table games market. We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2004 of 4.3%. The State of Connecticut reported slot revenues of $1.63 billion and $1.56 billion for the fiscal years ended September 30, 2004 and 2003, respectively.

Gaming revenues for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to an increase in net slot revenues and an increase in table games revenues. Gaming revenues for the fiscal year ended September 30, 2003 were enhanced by increased patronage at Mohegan Sun due to the approximately 1,200 room Mohegan Sun hotel completed in June 2002 and improved customer parking created by the additions of the approximately 1,700-space Thames Garage in April 2002 and the approximately 2,700-space Indian Summer Garage in June 2002. We exceeded the Connecticut slot revenue market growth rate for the year ended September 30, 2003 of 3.7%. The State of Connecticut reported slot revenues of $1.56 billion and $1.51 billion for the fiscal years ended September 30, 2003 and 2002, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2004 compared to prior fiscal year increased primarily as a result of an increase in average price per meal of 5.7%, partially offset by a decrease in the number of meals served, or food covers. The average price per meal was $13.05 and $12.35 for the fiscal years ended September 30, 2004 and 2003, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002, increased as a result of a 10.8% increase in the number of food covers due to increased patronage at the casino and an increase in the average price per meal of 2.8%. These increases were primarily the result of the Mohegan Sun hotel and convention center being open for the entire fiscal year ended September 30, 2003. The average price per meal was $12.35 and $12.01 for the fiscal years ended September 30, 2003 and 2002, respectively.

The following table presents data related to our hotel revenues:

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Rooms occupied	375,100	335,900	114,900	39,200	221,000	11.7%	192.3%
Average daily room rate (ADR)	$132	$149	$173	$(17)	$(24)	-11.4%	-13.9%
Occupancy rate	87%	78%	70%	9%	8%	11.5%	11.4%
Revenue per available room (REVPAR)	$115	$116	$121	$(1)	$(5)	-0.9%	-4.1%

Hotel revenues decreased for the fiscal year ended September 30, 2004 compared to prior fiscal year as a result of decreases in ADR and REVPAR offset by an increase in rooms occupied. The increase in rooms occupied and occupancy rate was due primarily to an increase in promotional programs directed to our casino patrons, which management believes yields a greater gaming revenue contribution than group and transient hotel patrons. Although the promotional programs extended to casino patrons provide lower room rates, which is reflected in the decrease in ADR and REVPAR during the fiscal year ended September 30, 2004, the increased hotel occupancy contributes to growth in gaming, food and beverage, and retail, entertainment and other revenues that more than offsets the declines in ADR and REVPAR.

Hotel revenues for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to the operation of the Mohegan Sun hotel with approximately 1,200 available rooms for the entire 2003 fiscal year, compared to six months of operations in fiscal 2002.

Retail, entertainment and other revenues increased for the fiscal year ended September 30, 2004 compared to prior fiscal year primarily as a result of increased entertainment revenues of 94.8%, or $16.8 million. This increase in entertainment revenues was primarily the result of a substantial increase in the number of event tickets sold and the average ticket price at the Mohegan Sun Arena due primarily to a larger number of star headliner performances. Tickets sold for Mohegan Sun Arena events increased by 30.3% and average ticket price per event increased by 27.5% for the fiscal year ended September 30, 2004. Retail and other revenues increased by $4.5 million for the year ended September 30, 2004 as a result of a $2.6 million increase in gasoline revenues at the Mohegan Sun gasoline and convenience center and a $1.9 million increase in rental revenues associated with the third party tenant restaurants and retail outlets in the Casino of the Sky, along with retail revenues from our stores.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002 increased due primarily to an increase of $7.4 million in retail and other revenues coupled with an increase of $5.8 million in entertainment revenues. The increase in entertainment revenues was attributable primarily to a 63.6% increase in the number of arena events, including 20 home games played by the Connecticut Sun in its first year of operations in fiscal year 2003. The increase in retail and other revenues for the fiscal year ended September 30, 2003 was attributable primarily to increased patronage to the Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center. This is combined with an increase in rental revenue associated with the third party tenant restaurants and retail outlets in the Casino of the Sky.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Food and beverage	$43,393	$44,713	$40,654	$(1,320)	$4,059	-3.0%	10.0%
Hotel	14,166	16,514	7,205	(2,348)	9,309	-14.2%	129.2%
Retail, entertainment and other	53,448	41,725	40,308	11,723	1,417	28.1%	3.5%

Total	$111,007	$102,952	$88,167	$8,055	$14,785	7.8%	16.8%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Food and beverage	$42,837	$43,839	$40,542	$(1,002)	$3,297	-2.3%	8.1%
Hotel	5,916	6,257	3,921	(341)	2,336	-5.4%	59.6%
Retail, entertainment and other	42,496	32,459	31,682	10,037	777	30.9%	2.5%

Total	$91,249	$82,555	$76,145	$8,694	$6,410	10.5%	8.4%

Promotional allowances for the fiscal year ended September 30, 2004 compared to prior fiscal year increased due to higher retail, entertainment and other complimentaries offset by lower hotel complimentaries consistent with the decrease in ADR and lower food and beverage complimentaries due to the decrease in meals served. The increase in retail, entertainment and other promotional allowances was due primarily to higher entertainment complimentaries resulting from higher attendance and retail prices of tickets for events at the Mohegan Sun Arena. Increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center, also contributed to the increase in retail, entertainment and other promotional allowances.

Promotional allowances for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002 increased due to an increase in hotel complimentaries in the fiscal year ended September 30, 2003. The increase in hotel promotional allowances is attributable to the Mohegan Sun hotel being opened for the entire 2003 fiscal year, compared to only six months of operations in 2002. Additional increases included an increase in food, beverage, retail and gas complimentaries associated with increased volumes in the food and retail outlets owned by Mohegan Sun and in the Mohegan Sun gasoline and convenience center.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Gaming	$631,498	$603,555	$544,051	$27,943	$59,504	4.6%	10.9%
Food and beverage	43,264	39,206	34,275	4,058	4,931	10.4%	14.4%
Hotel	15,440	14,137	5,989	1,303	8,148	9.2%	136.0%
Retail, entertainment and other	41,870	38,482	26,980	3,388	11,502	8.8%	42.6%
Advertising, general and administrative	179,179	171,362	141,073	7,817	30,289	4.6%	21.5%
Corporate development	1,566	—	—	1,566	—	—	—
Pre-opening costs and expenses	—	—	7,755	—	(7,755)	—	-100.0%
Depreciation and amortization	93,595	92,123	78,721	1,472	13,402	1.6%	17.0%
Relinquishment liability reassessment	3,897	(22,710)	(19,631)	26,607	(3,079)	117.2%	-15.7%

Total	$1,010,309	$936,155	$819,213	$74,154	$116,942	7.9%	14.3%

Gaming costs and expenses for the fiscal year ended September 30, 2004 compared to prior fiscal year increased primarily as a result of increased marketing efforts, including costs incurred for special promotional events, and an increase in the slot win contribution payments to the State of Connecticut. We recorded expenses associated with the slot win contribution of $208.2 million and $194.3 million for the fiscal years ended September 30, 2004 and 2003, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, and, to a lesser extent, the third party tenant restaurants and third party tenants at the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. These increases in gaming costs and expenses were partially offset by a decrease in direct gaming labor costs. Efficiencies achieved in gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.9% for the fiscal year ended September 30, 2003 to 56.1% for the fiscal year ended September 30, 2004.

Gaming costs and expenses for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to an increase in labor costs, including employee benefit costs, for the fiscal year to support the 10.7% increase in gaming revenues. We recorded expenses associated with the slot win contribution totaling $194.3 million and $179.6 million for the fiscal years ended September 30, 2003 and 2002, respectively. Additionally, increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, as well as third party tenant restaurants and third party tenants at the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses.

Food and beverage costs and expenses for the fiscal year ended September 30, 2004 compared to prior fiscal year increased due to higher cost of goods sold due to price increases. The increase in cost of goods sold was slightly offset by a decrease in direct labor costs for the food division.

Food and beverage costs and expenses for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to the opening of the Mohegan Sun hotel and convention center in April

2002, which resulted in a 10.8% increase in the number of food covers for the fiscal year ended September 30, 2003. The increased volume resulted in higher food and beverage operating costs, particularly labor costs, and an increase in cost of goods sold directly related to the increase in fiscal year 2003 revenues. The net cost of goods sold percentage for food was 32.3% for the fiscal year ended September 30, 2003 compared to 33.6% for the fiscal year ended September 30, 2002. The net cost of goods sold for beverage was 24.8% for the fiscal year ended September 30, 2003 compared to 25.6% for the fiscal year ended September 30, 2002.

Hotel costs and expenses for the fiscal year ended September 30, 2004 compared to prior fiscal year increased primarily as a result of increased labor costs related to the increase in the amount of rooms occupied in the year ended September 30, 2004.

Hotel costs and expenses for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to the effect of operating the Mohegan Sun hotel with approximately 1,200 rooms for the entire fiscal year ended September 30, 2003, compared to only six months of operations in fiscal 2002.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2004 compared to prior fiscal year, increased primarily as a result of higher entertainment costs associated with a change in the mix of entertainers and events during the fiscal year ended September 30, 2004. During fiscal year 2004, we continued efforts to increase attendance by offering a larger number of star headliner performers at a greater cost to us. This increase was partially offset by a substantial increase in entertainment complimentaries, which resulted in a higher amount of entertainment costs and expenses being allocated to gaming costs and expenses than in the fiscal year ended September 30, 2003. The increase during the fiscal year ended September 30, 2004 was also attributable to a higher cost of gasoline supporting the increase in revenues from our gasoline and convenience center. Despite the increases mentioned above, improvements in the relationship between arena ticket prices and the cost of entertainers contributed to retail, entertainment and other costs and expenses as a percentage of retail, entertainment and other revenues decreasing from 48.3% for the fiscal year ended September 30, 2003 to 41.5% for the fiscal year ended September 30, 2004.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to an increase in the number of arena events and entertainment costs associated with the events held in the Mohegan Sun Arena during the fiscal year ended September 30, 2003. There were 108 events in the Mohegan Sun Arena during the fiscal year ended September 30, 2003 compared to 66 events during the fiscal year ended September 30, 2002. The Connecticut Sun incurred $2.3 million in retail and entertainment costs and expenses in its first year of operations in the fiscal year ended September 30, 2003. Increases were also attributable to higher cost of sales supporting the increase in retail revenues pertaining to Mohegan Sun operated retail outlets and the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2004 compared to prior fiscal year increased as a result of increased labor costs for advertising, general and administrative departments, in addition to increases in facility maintenance costs and costs related to Sarbanes-Oxley compliance, offset by decreases in advertising and promotional costs. Despite the increases mentioned above, the growth rate in general and administrative expenses decreased substantially in fiscal year 2004 to 4.6% compared to a 21.5% growth rate in fiscal year 2003.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased due to increases in costs to operate the expanded facility, such as increased utilities, engineering, cleaning and maintenance services and information technology. Additional increases were attributed to labor costs, including employee benefit costs, advertising costs, property insurance costs, workers’ compensation costs, and reimbursements to the Tribe for governmental and administrative services.

During fiscal 2004, we began corporate development activities related to the diversification of the Tribe’s business interests through us. These activities included the identification and evaluation of business opportunities, such as management, development or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. Refer to “—Overview—Mohegan Ventures-NW” and “—Overview -Other Business Developments” for the results of these activities. There were no such related costs during the fiscal years ended September 30, 2003 and 2002.

Pre-opening costs and expenses associated with the opening of the hotel were $7.8 million for the fiscal year ended September 30, 2002. There were no pre-opening costs and expenses for the fiscal years ended September 30, 2004 and 2003.

Depreciation and amortization for the fiscal year ended September 30, 2004 compared to prior fiscal year increased primarily due to the termination of certain Connecticut Sun player contracts and the resulting write-off of $1.0 million of the related portion of the player roster value intangible asset and the placement of new capital assets into service relating to casino renovations completed during the first quarter of fiscal 2004.

Depreciation and amortization for the fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002 increased as a result of placing assets in service related to the opening of the Mohegan Sun hotel in April 2002, and the Thames and Indian Summer parking garages in April 2002 and June 2002, respectively.

Relinquishment liability reassessment for the fiscal year ended September 30, 2004 had the effect of increasing operating expenses compared to the reassessment in the prior fiscal year, which had the effect of reducing operating expenses. The relinquishment liability reassessment charge in fiscal year 2004 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the near future but reduced overall revenue projections for the period in which the relinquishment agreement applies.

Relinquishment liability reassessments for the fiscal years ended September 30, 2003 and 2002 had the effect of reducing operating expenses. The relinquishment liability reassessment in fiscal year 2003 was the result of a reduction in revenue projections for the period in which the relinquishment agreement applies due to future competition from potential additional commercial casinos.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	04 vs. 03	03 vs. 02	04 vs. 03	03 vs. 02
Accretion of discount to the relinquishment liability (1)	$(29,939)	$(33,592)	$(36,333)	$3,653	$2,741	-10.9%	-7.5%
Interest income	232	269	418	(37)	(149)	-13.8%	-35.6%
Interest expense, net of capitalized interest	(78,970)	(83,492)	(76,635)	4,522	(6,857)	-5.4%	8.9%
Loss on early extinguishment of debt	(34,138)	(27,396)	—	(6,742)	(27,396)	24.6%	—
Write-off of debt issuance costs	—	(403)	(826)	403	423	-100.0%	-51.2%
Other expense, net	(933)	(1,034)	(272)	101	(762)	-9.8%	280.1%

Total	$(143,748)	$(145,648)	$(113,648)	$1,900	$(32,000)	-1.3%	28.2%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense for the fiscal year ended September 30, 2004 compared to prior fiscal year decreased primarily as the result of reduced weighted average debt outstanding. Weighted average debt outstanding decreased to $1.09 billion for the year ended September 30, 2004, from $1.15 billion for the year ended September 30, 2003, due to lower average principal amounts borrowed and outstanding from our bank credit facilities. The weighted average interest rate was 7.3% for the fiscal years ended September 30, 2004 and 2003.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2003 increased from the fiscal year ended September 30, 2002 primarily as a result of a decrease in the amount of interest capitalized due to the completion of Project Sunburst and an increase in our weighted average debt outstanding, partially offset by a decrease in the weighted average interest rate. The weighted average debt outstanding was $1.15 billion for the year ended September 30, 2003, compared to $1.07 billion for the prior fiscal year. The weighted average interest rate was 7.3% for the year ended September 30, 2003 compared to 8.3% for the prior fiscal year. Capitalized interest was $12.4 million for the fiscal year ended September 30, 2002. There was no capitalized interest for the fiscal year ended September 30, 2003. The decrease in our weighted average interest rate was due to lower floating interest rates and a favorable change in fair value related to derivative instruments of $3.0 million for the fiscal year ended September 30, 2003 compared to a favorable change in fair value related to derivative instruments of $1.3 million for the fiscal year ended September 30, 2002. Additionally, there were interest settlements of $4.1 million received on derivative instruments held, which we recorded as a reduction to interest expense in the fiscal year ended September 30, 2003 compared to interest settlements of $4.0 million paid on derivative instruments held, which we recorded as an increase to interest expense in the fiscal year ended September 30, 2002.

Loss on early extinguishment of debt in fiscal year 2004 is related to the refinancing of $186.0 million of our outstanding 8 1/8% senior notes due 2006 and $133.7 million of our outstanding 8 3/8% senior subordinated notes due 2011. The loss also includes the redemption of our remaining $5.2 million 8 3/4% senior subordinated notes due 2009. Loss on early extinguishment of debt in fiscal year 2003 is associated with the refinancing of our $300.0 million 8 3/4% senior subordinated notes due 2009. There was no loss on early extinguishment of debt for the fiscal year ended September 30, 2002.

Write-off of debt issuance costs for the fiscal years ended September 30, 2003 and 2002 were related to the repayment of the entire outstanding indebtedness under the previous credit facility in March 2003 and the previous credit facility commitment reduction from $500.0 million to $400.0 million in March 2002, respectively. There was no write-off of debt issuance costs for the fiscal year ended September 30, 2004.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the fiscal year ended September 30, 2004 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002	04 vs. 03	03 vs. 02
Net cash provided by operating activities	$215,053	$195,484	$183,699	$19,569	$11,785	10.0%	6.4%
Net cash used in investing activities	(32,514)	(59,288)	(352,255)	26,774	292,967	-45.2%	-83.2%
Net cash provided by (used in) financing activities	(195,009)	(147,949)	179,289	(47,060)	(327,238)	31.8%	-182.5%

Net increase (decrease) in cash and cash equivalents	$(12,470)	$(11,753)	$10,733	$(717)	$(22,486)	6.1%	-209.5%

As of September 30, 2004 and September 30, 2003, we held cash and cash equivalents of $60.8 million and $73.3 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessment. The increase in cash provided by operating activities for the year ended September 30, 2004 is attributable primarily to the increase in operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements and to reduce our debt and provide distributions to the Tribe. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in Connecticut, New York, New Jersey, Massachusetts and Rhode Island, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the year ended September 30, 2004 is attributable primarily to a $32.4 million increase in the net reduction of outstanding debt balances, a higher amount of distributions provided to the Tribe, a $6.2 million increase in the net cash activity from the termination of our derivative instruments and a higher amount of payments on the principal portion of the relinquishment liability. The decrease in cash used in investing activities for the year ended September 30, 2004 is attributable primarily to lower funds disbursed for capital expenditures. Please refer to “Capital Expenditures” below for further detail regarding our capital expenditures for the fiscal years ended September 30, 2004 and 2003.

External Sources of Liquidity

Notes. We previously financed much of the costs of construction and initial operations with the net proceeds raised from the issuance of notes. As of September 30, 2004, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes; and $225.0 million outstanding in 7 1/8% senior subordinated notes due 2014 and first callable on August 15, 2009. MBC is a guarantor of each of these notes. Refer to Note 7 to our consolidated financial statements in this Form 10-K for a further discussion of these notes.

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

Standard and Poor’s Ratings Services recently downgraded the credit rating on our senior subordinated debt from BB- to B+, primarily to reflect an anticipated increase in our ratio of debt to earnings related to the anticipated additional financings needed to fund the Pocono Downs acquisition and subsequent development plans. Moody’s Investors Services maintained its rating of Ba3 on our senior subordinated debt following our announcement of the Pocono Downs acquisition.

Bank Credit Facility. We have a recently amended loan agreement for up to $600.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $450.0 million and a $150.0 million term loan, both of which mature on March 31, 2008. The maximum aggregate principal amount of $600.0 million available for borrowing includes amounts available under letters of credit. As of September 30, 2004, the amount available under letters of credit totaled $250,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce by one-eleventh of the initial principal balance, or approximately $13.6 million, beginning on September 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the bank credit facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. Excluding limitations under the line of credit described below, we had $202.8 million available for borrowing under the bank credit facility as of September 30, 2004, which does not give effect to the recent amendment.

The bank credit facility is collateralized by a lien on substantially all of our assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets, such as the assets of Pocono Downs and other restricted subsidiaries, as collateral after we acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the $450.0 million revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of September 30, 2004, we had $100.7 million in base rate loans and $79.0 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of September 30, 2004 were based on a one-month LIBOR rate of 1.68% plus an applicable spread of 2.0%. The base rate loans outstanding at September 30, 2004 were based on the bank’s prime rate of 4.75% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of September 30, 2004.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. At our option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2004, we were in compliance with all covenant requirements in the line of credit. As of September 30, 2004, we had $19.9 million available for borrowing under the line of credit. The interest rate in effect at September 30, 2004 was 3.33% on the outstanding balance on the line of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $30.7 million for the fiscal year ended September 30, 2004, compared to $30.3 million for the fiscal year ended September 30, 2003. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures totaled $29.6 million and $29.1 million for the fiscal years ended September 30, 2004 and 2003, respectively. For the fiscal year ended September 30, 2004, these expenditures included $7.3 million in renovations and the purchase of slot machines added to gaming space formerly used for poker operations and to the keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest, through September 30, 2004. During the fiscal years ended September 30, 2004 and 2003, Project Sunburst capital expenditures totaled $748,000 and $1.2 million, respectively, with no amounts recorded as capitalized interest.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 for the fiscal year ended September 30, 2004.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be between $45.0 million and $55.0 million for the 2005 fiscal year, comprised primarily of anticipated maintenance capital expenditures. We have also agreed to pay $280.0 million, subject to certain adjustments, for the acquisition of Pocono Downs. We also anticipate that we will spend up to $175.0 million on the construction, furnishing and equipping of a new slot machine facility at Pocono Downs, in addition to paying a one-time $50.0 million fee to the Commonwealth of Pennsylvania upon receipt of a gaming license.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. The purchase of Pocono Downs is expected to be funded through our recently amended bank credit facility. Subsequent expenditures for Pocono Downs, as described above, are expected to be funded through additional bank financing and/or the issuance of new senior subordinated notes.

Interest Expense

For the years ended September 30, 2004, 2003 and 2002 we incurred the following in interest expense (in thousands):

	For the Fiscal Years Ended September 30,
	2004	2003	2002
New credit facility	$6,850	$4,690	$—
Old credit facility	—	4,628	12,312
8 1/8% senior notes	13,730	16,250	16,250
1999 8 3/4% senior subordinated notes	134	20,446	26,250
2001 8 3/8% senior subordinated notes	10,697	12,563	12,563
2002 8% senior subordinated notes	20,000	20,000	12,278
2003 6 3/8% senior subordinated notes	21,037	4,792	—
2004 7 1/8% senior subordinated notes	2,583	—	—
WNBA note	205	150	—
Line of credit	179	316	17
Change in fair value of derivative instruments	—	(2,994)	(1,254)
Interest settlement—derivative instruments	(2,552)	(4,082)	3,961
Reclassification of derivative instrument losses to earnings	303	787	—
Amortization of deferred gain on sale of derivative instruments	(117)	(741)	—
Amortization of debt issuance costs	5,921	6,687	6,602
Capital lease obligations	—	—	9
Capitalized interest	—	—	(12,353)

Total interest expense	$78,970	$83,492	$76,635

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, distributions to the Tribe and foreseeable capital expenditure requirements with respect to current operations for the next twelve months. Distributions to the Tribe are anticipated to total $67.5 million and $70.0 million for fiscal years 2005 and 2006, respectively. The planned acquisition of Pocono Downs in January 2005 will be funded through our recently amended bank credit facility. Subsequent investments in Pocono Downs related to the payment of a one time gaming license fee in Pennsylvania and the development of a slot machine facility at the racetrack will be funded through additional bank financing and/or the issuance of new senior subordinated notes.

Contractual Obligations and Commitments

Our future payment obligations related to our material debt and certain other contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,030,618	$23,272	$125,062	$388,939	$493,345
Pocono Downs purchase obligation (3)	280,000	280,000	—	—	—
Cowlitz Project obligations (4)	14,926	11,042	3,884	—	—

Total	$1,325,544	$314,314	$128,946	$388,939	$493,345

(1)	Amounts represent obligations expected to be incurred from October 1, 2004 to September 30, 2005.
(2)	Long-term debt includes maturities scheduled as of September 30, 2004 for our senior and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, taking into effect Amendment No. 3 in October 2004, and our other debt agreements, but excludes interest payments. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K.
(3)	Pocono Downs purchase obligation relates to the purchase price agreed upon with Penn National Gaming, Inc. for the acquisition of Pocono Downs. Refer to Note 16 of the consolidated financial statements in this Annual Report on Form 10-K.
(4)	Cowlitz Project obligations include land purchase option payments of $7.8 million and $3.9 million for the 2005 and 2006 fiscal years, respectively, excluding interest payments. Salishan-Mohegan also has an obligation to incur up to $2.8 million for the development of the Cowlitz Project, which is expected to occur in fiscal year 2005. In addition, there is a $500,000 obligation for additional funding to the Cowlitz Tribe for fiscal year 2005. Refer to Note 14 of the consolidated financial statements in this Annual Report on Form 10-K.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2004 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Slot Win Contribution (2)	$220,818	$435,573	$337,684	$884,492
Relinquishment commitments (3)	72,543	137,548	106,636	279,310
Priority distributions (4)	15,726	32,825	34,824	96,624
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$309,587	$606,946	$480,144	$1,262,926

(1)	Amounts represent payment commitments from October 1, 2004 to September 30, 2005.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years.
(3)

Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of how the relinquishment payments are calculated.

(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 11 to our consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.
(5)	We have an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

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

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize gaming revenues as gaming wins less gaming losses. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

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

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also use information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

Derivative Instruments

We use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In December 2003, the FASB deferred the latest date by which we must apply FIN 46 to the first reporting period beginning after December 15, 2004 for variable interest entities acquired prior to January 31, 2003. FIN 46 is currently effective for all new variable interest entities created or acquired after January 31, 2003. In accordance with FIN 46, Salishan-Mohegan accounts have been consolidated into the accounts of Mohegan Ventures-NW. We do not believe the adoption of this standard for variable interest entities acquired prior to January 31, 2003 will affect our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2004, we had $179.7 million outstanding under the bank credit facility, of which $91.7 million is payable under a term loan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. Refer to Note 7 of the consolidated financial statements for discussion on derivative transactions in fiscal year 2004. No derivative instruments were held as of September 30, 2004.

The following table provides information as of September 30, 2004 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates, taking into effect Amendment No. 3 to our Bank Credit Facility in October 2004. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of September 30, 2004.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$3,550	$13,970	$—	$—	$330,000	$491,345	$838,865	$891,438
Average interest rate	11.0%	8.1%	—	—	6.4%	7.6%	7.1%
Variable Rate	$19,722	$55,546	$55,546	$57,939	$1,000	$2,000	$191,753	$191,753
Average interest rate	4.3%	5.6%	6.1%	6.0%	6.2%	6.6%	5.5%

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with, or furnished to the SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The current terms for the Tribal Council members expire in October 2005, at which time the eligible voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information as of September 30, 2004 with respect to (i) the members of the Management Board and (ii) each of the executive officers of Mohegan Tribal Gaming Authority and Mohegan Sun.

Name	Age	Position
Mark F. Brown	47	Chairman and Member, Management Board
Peter J. Schultz	50	Vice Chairman and Member, Management Board
Christine Damon-Murtha	56	Corresponding Secretary and Member, Management Board
Shirley M. Walsh	60	Recording Secretary and Member, Management Board
Jayne G. Fawcett	68	Ambassador and Member, Management Board
Maynard L. Strickland	64	Treasurer and Member, Management Board
Roland J. Harris	57	Member, Management Board
Bruce S. Bozsum	44	Member, Management Board
Glenn R. LaVigne	43	Member, Management Board
William J. Velardo	49	Chief Executive Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	56	Chief Financial Officer, Mohegan Tribal Gaming Authority
Mitchell Grossinger Etess	46	President and Chief Executive Officer, Mohegan Sun
Jeffrey E. Hartmann	42	Executive Vice President and Chief Operating Officer, Mohegan Sun
Alan J. Greenstein	45	Senior Vice President and Chief Financial Officer, Mohegan Sun
Michael W. Bloom	46	Senior Vice President, Marketing, Mohegan Sun
Jon A. Arnesen	57	Senior Vice President, Hotel Operations, Mohegan Sun
Gary S. Crowder	54	Senior Vice President, Food and Beverage, Mohegan Sun
Robert J. Soper	32	Senior Vice President, Administration, Mohegan Sun
Daniel W. Garrow	54	Senior Vice President of Information Systems and Chief Information Officer, Mohegan Sun
Paul S. Munick	51	Senior Vice President of Sports and Entertainment, Mohegan Sun

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

Maynard L. Strickland—Mr. Strickland has been the Treasurer of the Management Board since October 2004 and a member of the Management Board since October 1995. Before that, Mr. Strickland owned and operated several restaurants in Norwich, Connecticut and Florida for 20 years.

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

Bruce S. Bozsum—Mr. Bozsum was elected as a member of the Management Board effective October 4, 2004. Mr. Bozsum replaced Donald M. Chapman, who resigned from his position in the Mohegan Tribal Council, and will serve the final year of Mr. Chapman’s five-year term. Mr. Bozsum formerly served as the manager of cultural programs for the Tribe.

Glenn R. LaVigne—Mr. LaVigne has been a member of the Management Board since January 1996. Mr. LaVigne was previously employed by the Town of Montville, Connecticut, and oversaw building and maintenance for Montville’s seven municipal buildings. Mr. LaVigne serves as council liaison for development and construction.

William J. Velardo—Mr. Velardo currently serves as Chief Executive Officer of the Authority and has 28 years of experience in the casino and hotel industry. Mr. Velardo was recently named Chief Executive Officer of the Mohegan Tribal Gaming Authority and served as the Authority’s President and Chief Executive Officer from October 1999 to August 2004. Previously, Mr. Velardo served as its Executive Vice President and General Manager from October 1995 to October 1999. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada, a casino, where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar’s Tahoe and Caesar’s Palace casinos.

Leo M. Chupaska—Mr. Chupaska was named Chief Financial Officer of the Authority in August 2004. Prior to this position, Mr. Chupaska served as Chief Financial Officer of the Tribe and was with the Tribe from

September 1996 through August 2004, and was a member of the Financial Advisory Committee of the Authority’s Audit Committee. Prior to joining the Tribe, Mr. Chupaska served as Director of Financial Services for Lawrence and Memorial Hospital in New London, Connecticut. Mr. Chupaska is a certified public accountant.

Mitchell Grossinger Etess—Mr. Etess was recently named President and Chief Executive Officer of Mohegan Sun. Prior to that, Mr. Etess served as Executive Vice President of Marketing of the Authority. He has over 20 years of experience in the casino and hotel industry. Mr. Etess served as the Authority’s Executive Vice President of Marketing from October 1999 to August 2004 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with Mohegan Sun, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann was recently named Executive Vice President and Chief Operating Officer of Mohegan Sun. Prior to that, Mr. Hartmann served as Executive Vice President, Finance and the Chief Financial Officer of the Authority. Mr. Hartmann has 13 years of experience in the casino and hotel industry. Mr. Hartmann served as the Authority’s Executive Vice President of Finance and Chief Financial Officer from October 1999 through August 2004 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Alan J. Greenstein—Mr. Greenstein was recently named Senior Vice President and Chief Financial Officer of Mohegan Sun and has 19 years of experience in the casino and hotel industry. Mr. Greenstein served as Mohegan Sun’s Vice President, Financial Controller from 2002 to August 2004, Vice President of Casino Accounting from 1997 to 2002 and Director of Casino Accounting from 1995 to 1997. Prior to his employment with Mohegan Sun, Mr. Greenstein was the Casino Controller for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1990 to 1994, Mr. Greenstein served as Casino Controller for Trump Plaza Hotel and Casino in New Jersey. Mr. Greenstein served as the Casino Assistant Controller and then the Coin Operations Manager at the Sands Hotel and Casino from 1988 to 1990. Mr. Greenstein worked for Caesar’s World, Inc. from 1985 to 1988. Mr. Greenstein is a certified public accountant.

Michael W. Bloom—Mr. Bloom has been the Senior Vice President of Marketing since March 1996 and has over 20 years of experience in the casino and hotel industry. Prior to his employment with Mohegan Sun, Mr. Bloom was Director of Marketing from May 1994 to February 1996 for the Casino Windsor and Northern Belle Casinos in Windsor, Ontario. Mr. Bloom also held several positions from 1984 to 1994 at the Tropicana in Atlantic City, where he was Director of Hotel Operations and Executive Director of Marketing Administration.

Jon A. Arnesen—Mr. Arnesen has been the Senior Vice President of Hotel Operations for Mohegan Sun since 1999 and has over 20 years of experience in the casino and hotel industry. Prior to joining Mohegan Sun, Mr. Arnesen was the Chief Operating Officer for Millamax Gaming & Hospitality in Fort Lauderdale, Florida, from 1996 to 1999 and served as President and Chief Operating Officer for Carnival Gaming & Hospitality in San Juan, Puerto Rico, from 1990 to 1996. Mr. Arnesen has also managed and directed hotel operations for Trump Taj Mahal Resorts and Resorts International in Atlantic City, New Jersey, and the Tropicana Resort in Las Vegas, Nevada.

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

Robert J. Soper—Mr. Soper serves as the Senior Vice President of Administration at Mohegan Sun. Mr. Soper has served in this position since June 2001. Prior to this position, Mr. Soper served as Senior Attorney for the Mohegan Tribe from 1997 to 2001. The Authority recently designated Mr. Soper to serve as the President and Chief Executive Officer of Pocono Downs, subsequent to the closing of the pending acquisition of that business.

Daniel W. Garrow—Mr. Garrow has over 30 years of experience in the information services industry and has served as Senior Vice President of Information Systems and Chief Information Officer since June 2002. Prior to joining Mohegan Sun in 1998, Mr. Garrow was the Management Information Director of the Oneida Indian Nation in Oneida, New York, from 1992 to 1998.

Paul S. Munick—Mr. Munick was recently named Senior Vice President of Sports and Entertainment for Mohegan Sun and has been the President of MBC since February 2003. Mr. Munick served as the Vice President of Sports and Entertainment for Mohegan Sun from 1999 to September 2004. Prior to joining Mohegan Sun, Mr. Munick served as Vice President of Athletics and Family Entertainment at Madison Square Garden in New York City from 1993 to 1998 and was Vice President of Athletics from 1990 to 1993. Mr. Munick holds a Master’s Degree in Sports Administration from Ohio University and a Bachelor’s degree in Economics from Stony Brook University.

Audit Committee

The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members, and accordingly no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from the Authority.

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

Compensation of the Management Board

We do not directly compensate the individual members of the Management Board. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and as members of the Management Board. The members of the Management Board received the following amounts for their services as members of the Management Board for fiscal year 2004: Mr. Brown, $80,000; Mr. Schultz, $73,000; Ms. Fawcett, $70,000; Mr. Harris, $70,000; Mr. LaVigne, $69,000; Mr. Strickland, $70,000; Ms. Walsh, $69,000; Ms. Murtha, $59,000; Mr. Chapman, $61,000; and Mr. Bozsum, $0. In addition, the Tribe pays life insurance premiums on behalf of each member of the Management Board to maintain life insurance on each member in the amount of $500,000.

Compensation of Executive Officers

William J. Velardo and Mitchell Grossinger Etess, Chief Executive Officers of the Authority and Mohegan Sun respectively, set the compensation for relevant executive officers other than themselves and the Chief Financial Officer of the Authority and the Chief Operating Officer of Mohegan Sun. The compensation of our Chief Executive Officers and our Chief Operating Officer has been determined in accordance with their employment agreements, which were approved by the Management Board in March 2004. A description of the existing agreements is provided below. Leo M. Chupaska, Chief Financial Officer of the Authority, and the Authority’s Management Board are currently in the process of finalizing the terms of his employment agreement with the Authority.

The following table sets forth the compensation paid to the Chief Executive Officer of the Authority and each of the other four most highly compensated executive officers for fiscal year 2004, referred to collectively as the named executive officers:

SUMMARY COMPENSATION TABLE

		Annual Compensation						All Other Compensation(1)
	Fiscal Year	Salary		Bonus		Other Annual Compensation(2)		Life Insurance		401(k) Plan Matching Contributions		Retirement Plan Contributions
William J. Velardo Chief Executive Officer, Mohegan Tribal Gaming Authority	2004 2003 2002	$ $ $	1,115,000 978,000 894,000	$ $ $	325,000 309,000 295,000	$ $ $	28,000 28,000 31,000	$ $ $	64,000 64,000 64,000	$ $ $	6200 6000 6000	$ $ $	600 600 600

Mitchell Grossinger Etess President and Chief Executive Officer, Mohegan Sun	2004 2003 2002	$ $ $	666,000 573,000 564,000	$ $ $	214,000 188,000 179,000	$ $ $	13,000 13,000 14,000	$ $ $	30,000 30,000 30,000	$ $ $	6200 6000 6000	$ $ $	600 600 600

Jeffrey E. Hartmann Executive Vice President and Chief Operating Officer, Mohegan Sun	2004 2003 2002	$ $ $	648,000 542,000 530,000	$ $ $	207,000 178,000 170,000	$ $ $	11,000 11,000 12,000	$ $ $	24,000 24,000 24,000	$ $ $	6200 6000 6000	$ $ $	600 600 600

Michael W. Bloom Senior Vice President of Marketing, Mohegan Sun	2004 2003 2002	$ $ $	274,000 250,000 231,000	$ $ $	45,000 41,000 30,000	$ $ $	— — —	$ $ $	— — —	$ $ $	6,200 6,000 5,500	$ $ $	600 600 600

John A. Arnesen Senior Vice President of Hotel Operations, Mohegan Sun	2004 2003 2002	$ $ $	230,000 228,000 209,000	$ $ $	45,000 41,000 30,000	$ $ $	16,000 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	600 600 600

1)	Represents our payment of premiums on life insurance policies for which the employee is the owner and beneficiary, employer matching contributions to our 401(k) plan and our contributions on the employee’s behalf to a non-contributory defined contribution plan, or the Retirement Plan.
2)	Represents our reimbursement for the payment of income taxes pertaining to certain life insurance benefits for our chief executive officers and executive vice president. Also includes $16,000 for the forgiveness of a loan issued to John Arnesen in a prior year including $6,000 for income tax reimbursements pertaining to the forgiveness of the loan.

Employment Agreements

On March 31, 2004, we entered into amended and restated employment agreements with each of William J. Velardo, Mitchell Grossinger Etess and Jeffrey E. Hartmann. The term of each agreement runs until December 31, 2009, with automatic renewal for an additional term of five years unless either we or the employee provide notice to the other of an intention to terminate. Under the employment agreements, commencing on March 31, 2004, each of Messrs. Velardo, Etess and Hartmann were entitled to their then current annual salary, subject to an annual increase on each subsequent January 1, of no less than five percent. Each employee is also entitled to receive an annual bonus of not less than 33 1/3% of the base salary in effect for the period for which the annual bonus is paid.

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

Services Provided by the Tribe to the Authority

The Tribe provides governmental and administrative services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2004, 2003 and 2002, we incurred $15.4 million, $13.1 million and $10.0 million, respectively, of expenses for such services, which were reimbursed to the Tribe.

The Mohegan Tribal Utility Authority (an entity owned by the Tribe) was established by the Tribe in 1996 to provide utility services to the Tribe, its affiliated entities, which include us, and other tenants located on the reservation. We purchase utilities, including electricity, gas, water and sewer, from the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2004, 2003 and 2002, we incurred costs of $16.7 million, $16.7 million and $13.9 million, respectively, for these utilities.

Leases by the Authority to the Tribe

We have a lease agreement with Little People, LLC (an entity owned by the Tribe), whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from us. The lease term expires on June 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any rent. We reimburse the

Tribe for sales in the leased retail space when patron player’s club points are utilized. We reimbursed the Tribe for patron player’s club points in the amounts of $244,000, $244,000 and $241,000, for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. We are required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through MTIC Acquisitions, LLC, a Connecticut limited liability company owned by the Tribe, has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. For each of the fiscal years ended September 30, 2004 and 2003, we incurred $262,000 relating to these land lease agreements. We incurred $353,000 related to these land lease agreements for the fiscal year ended September 30, 2002.

Distributions by the Authority to the Tribe

In September 2001, the Tribe issued gaming authority priority distribution payment public improvement bonds series 2001, or the series 2001 bonds. In December 2003, the Tribe issued gaming authority priority distribution payment public improvement bonds series 2003, or the series 2003 bonds. We have no obligations to make any payments under the series 2001 bonds and series 2003 bonds. Debt service on the series 2001 bond and series 2003 bonds is paid by the Tribe from 95% of amounts received from us under the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the bank credit facility. The priority distribution payments are limited obligations payable only to the extent of our net cash flows, as defined in the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or property. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. We made payments associated with the Priority Distribution Agreement of $15.4 million for the fiscal year ended September 30, 2004 and $15.1 million for each of the fiscal years ended September 30, 2003 and 2002. Our payment obligation under the relinquishment agreement is subordinated in right of payment to the minimum distribution payment as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

In compliance with the restrictive covenants of our bank credit facility and indentures, we distributed to the Tribe $49.6 million, $44.9 million and $27.0 million, net of $15.4 million, $15.1 million and $15.1 million relating to priority distribution payments for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity’s bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Native Americans, including Tribal members, under the TERO provision described above.

As of September 30, 2004, approximately 114 of our employees were members of the Tribe.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal year 2004 and fiscal year 2003 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal year 2004 and fiscal year 2003.

	Fiscal Year 2004	Fiscal Year 2003
Audit fees	$628,235	$681,319
Audit-related fees	76,733	61,953
Tax fees	60,125	—
All other fees	—	—

Total	$765,093	$743,272

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

A(1).	Financial Statements

The following financial statements and reports appear on pages F-2 through F-28 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2004 and 2003

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2).	Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2004, 2003 and 2002

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A (3).	Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2004.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ MARK F. BROWN
Mark F. Brown Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 21, 2004.

Signature	Title

/s/ MARK F. BROWN Mark F. Brown	Chairman and Member, Management Board

/s/ PETER J. SCHULTZ Peter J. Schultz	Vice Chairman and Member, Management Board

/s/ WILLIAM J. VELARDO William J. Velardo	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

/s/ LEO M. CHUPASKA Leo M. Chupaska	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

/s/ SHIRLEY M. WALSH Shirley M. Walsh	Recording Secretary and Member, Management Board

/s/ CHRISTINE D. MURTHA Christine D. Murtha	Corresponding Secretary and Member, Management Board

/s/ BRUCE S. BOZSUM Bruce S. Bozsum	Member, Management Board

/s/ JAYNE G. FAWCETT Jayne G. Fawcett	Ambassador and Member, Management Board

/s/ ROLAND J. HARRIS Roland J. Harris	Member, Management Board

/s/ MAYNARD L. STRICKLAND Maynard L. Strickland	Treasurer and Member, Management Board

/s/ GLENN R. LAVIGNE Glenn R. LaVigne	Member, Management Board

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

Report of Independent Registered Public Accounting Firm

To the Management Board

of the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

November 10, 2004

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$60,794	$73,264
Receivables, net	13,178	13,434
Due from Tribe	52	2,453
Inventories	15,181	13,822
Other current assets	9,185	15,379

Total current assets	98,390	118,352

Non-current assets:
Property and equipment, net	1,328,132	1,386,338
Trademark and other intangible assets, net	127,550	129,375
Notes receivable from affiliate, net (Note 14)	2,760	—
Other assets, net	22,873	24,446

Total assets	$1,579,705	$1,658,511

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$23,272	$1,000
Current portion of relinquishment liability	88,530	85,865
Trade payables	25,710	25,670
Accrued interest payable	18,504	22,323
Other current liabilities	96,142	86,642

Total current liabilities	252,158	221,500

Non-current liabilities:
Long-term debt, net of current portion	1,003,051	1,101,649
Relinquishment liability, net of current portion	383,493	419,699
Other long-term liabilities	197	14,558

Total liabilities	1,638,899	1,757,406

Minority interest	1,845	—

Commitments and contingencies (Notes 11, 14 and 16)

Capital:
Retained deficit	(61,039)	(98,592)
Accumulated other comprehensive loss	—	(303)

Total capital	(61,039)	(98,895)

Total liabilities and capital	$1,579,705	$1,658,511

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Year Ended Sept. 30, 2004	For the Year Ended Sept. 30, 2003	For the Year Ended Sept. 30, 2002
Revenues:
Gaming	$1,125,145	$1,061,376	$958,617
Food and beverage	89,850	87,040	75,062
Hotel	52,035	52,370	20,884
Retail, entertainment and other	100,903	79,654	66,497

Gross revenues	1,367,933	1,280,440	1,121,060
Less—Promotional allowances	(111,007)	(102,952)	(88,167)

Net revenues	1,256,926	1,177,488	1,032,893

Operating costs and expenses:
Gaming	631,498	603,555	544,051
Food and beverage	43,264	39,206	34,275
Hotel	15,440	14,137	5,989
Retail, entertainment and other	41,870	38,482	26,980
Advertising, general and administrative	179,179	171,362	141,073
Corporate development	1,566	—	—
Pre-opening costs and expenses	—	—	7,755
Depreciation and amortization	93,595	92,123	78,721
Relinquishment liability reassessment	3,897	(22,710)	(19,631)

Total operating costs and expenses	1,010,309	936,155	819,213

Income from operations	246,617	241,333	213,680

Other income (expense):
Accretion of relinquishment liability discount	(29,939)	(33,592)	(36,333)
Interest income	232	269	418
Interest expense, net of capitalized interest	(78,970)	(83,492)	(76,635)
Loss on early extinguishment of debt	(34,138)	(27,396)	—
Write-off of debt issuance costs	—	(403)	(826)
Other income (expense), net	(933)	(1,034)	(272)

Total other expense	(143,748)	(145,648)	(113,648)

Income before minority interest	102,869	95,685	100,032
Minority interest	18	—	—

Net income	$102,887	$95,685	$100,032

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, September 30, 2001	$(192,177)	$(1,991)	$(194,168)
Net income	100,032		100,032
Unrealized gain on derivative instruments		901	901

Total comprehensive income			100,933
Distributions to Tribe	(42,132)		(42,132)

Balances, September 30, 2002	$(134,277)	$(1,090)	$(135,367)

Net income	95,685		95,685
Reclassification of derivative instrument losses to earnings		787	787

Total comprehensive income			96,472
Distributions to Tribe	(60,000)		(60,000)

Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)

Net income	102,887		102,887
Reclassification of derivative instrument losses to earnings		303	303

Total comprehensive income			103,190
Distributions to Tribe	(65,017)		(65,017)
Capital adjustment from majority-owned subsidiary transaction	(317)		(317)

Balances, September 30, 2004	$(61,039)	$—	$(61,039)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	September 30, 2004	September 30, 2003	September 30, 2002
Cash flows provided by (used in) operating activities:
Net income	$102,887	$95,685	$100,032
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	93,595	92,123	78,721
Accretion of discount to the relinquishment liability	29,939	33,592	36,333
Relinquishment liability reassessment	3,897	(22,710)	(19,631)
Cash paid for accretion of discount to the relinquishment liability	(30,852)	(34,277)	(36,207)
Loss on early extinguishment of debt	34,138	27,396	6
Payment of tender offer costs	(32,192)	(23,044)	—
Change in fair value of derivative instruments	—	(2,994)	(1,254)
Loss on disposition of assets	933	1,040	265
Provision for losses on notes and account receivable	710	1,223	991
Amortization of debt issuance costs	5,921	6,687	6,602
Write-off of debt issuance costs	—	403	826
Amortization of net deferred gain on settlement of derivative instruments	(117)	(741)	—
Reclassification of derivative instrument losses to earnings	303	787	—
Minority interest	(18)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,551	(2,634)	(8,809)
(Increase) decrease in inventories	(1,359)	492	(2,859)
(Increase) decrease in other assets	(794)	(4,157)	8,631
Increase (decrease) in trade payables	40	12,260	(7,904)
Increase in other current liabilities	6,471	14,353	27,956

Net cash flows provided by operating activities	215,053	195,484	183,699

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $(1,232), $(27,463) and $(126,674) respectively	(31,912)	(57,740)	(351,417)
Investment in WNBA franchise (See Note 13)	—	(2,259)	—
Proceeds from asset sales	108	1,094	148
Capitalized pre-acquisition costs (See Note 16)	(277)	—	—
Issuance of third-party loans	(654)	(500)	(1,181)
Payments received on third-party loans	221	117	195

Net cash flows used in investing activities	(32,514)	(59,288)	(352,255)

Cash flows provided by (used in) financing activities:
Prior bank credit facility borrowings	—	35,000	258,000
Prior bank credit facility repayments	—	(286,000)	(265,000)
Bank Credit Facility borrowings—revolving loan	290,000	206,000	—
Bank Credit Facility repayments—revolving loan	(268,000)	(140,000)	—
Bank Credit Facility borrowings—term loan	—	100,000	—
Bank Credit Facility repayments—term loan	(8,334)	—	—
Line of credit borrowings	208,923	67,000	10,000
Line of credit repayments	(203,837)	(67,000)	(10,000)
Proceeds from the issuance of long-term debt	225,000	330,000	250,000
Payments on long-term debt	(325,925)	(294,759)	—
Minority interest distribution, net of contributions	(2,517)	—	—
Principal portion of relinquishment liability payments	(36,525)	(28,633)	(14,911)
Distributions to Tribe	(65,017)	(60,000)	(42,132)
Payments on capital lease obligations	—	—	(1,520)
Capitalized debt issuance costs	(3,709)	(10,570)	(7,416)
Net proceeds (payment) from settlement of derivative instruments	(5,146)	1,072	2,173
Increase (decrease) in other long-term liabilities	78	(59)	95

Net cash flows provided by (used in) financing activities	(195,009)	(147,949)	179,289

Net increase (decrease) in cash and cash equivalents	(12,470)	(11,753)	10,733
Cash and cash equivalents at beginning of year	73,264	85,017	74,284

Cash and cash equivalents at end of year	$60,794	$73,264	$85,017

Supplemental disclosures:
Cash paid during the year for interest	$75,282	$84,716	$70,715

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has a wholly owned subsidiary, the Mohegan Basketball Club LLC (“MBC”), which owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun. MBC owns approximately 3.9% of the membership interests in WNBA, LLC.

On July 23, 2004, the Authority formed Mohegan Ventures-Northwest, LLC as a wholly owned subsidiary (“Mohegan Ventures-NW”). Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino will be owned by the Cowlitz Indian Tribe.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries MBC and Mohegan Ventures-NW, which includes its majority owned subsidiary, Salishan-Mohegan. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

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

Notes receivable from affiliate consist of reimbursable costs and expenses incurred by Salishan-Mohegan for the development of a casino in La Center, Washington to be owned by the Cowlitz Indian Tribe (see Note

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14). The notes are payable upon (1) the receipt of necessary financing for the development of the proposed casino and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in this arrangement, the Authority maintains a reserve for doubtful collection of these notes, which is based on management’s estimate of the probability that the notes will be collected considering the information management has on the progress of the casino project. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casino could affect the collectibility of the notes receivable.

Inventories

Inventories are stated at the lower of cost or market and consist principally of food and beverage, retail, hotel and operating supplies. Cost is determined using an average cost method. The Authority maintains a reserve for slow moving inventory, which is based on management’s estimate of the amount of inventory that may not be used in future casino operations considering the length of time items are held in inventory and information management obtains regarding the plans to utilize this inventory. Future business trends could affect the timely use of inventories.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Consolidated Statement of Income. The Authority believes no such impairment exists at September 30, 2004.

Trademark

In connection with the Relinquishment Agreement (see Note 12), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name used at or developed for Mohegan Sun. The trademarks were appraised by an independent valuation firm to have a value of $130.0 million. The independent valuation firm used the Income Approach—Relief from Royalty Method. The balance of the trademark is as follows (in thousands):

	As of September 30,
	2004	2003
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. The Authority applied the fair value test as of September 30, 2004 and determined that no impairment existed.

Other Intangible Assets

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, an independent valuation firm estimated a fair value for the player roster value, which is recorded as an intangible asset on the accompanying consolidated balance sheet, and the remainder of the acquisition cost has been recorded as franchise value, which is also included on the accompanying consolidated balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives. Refer to Note 13 for further discussion regarding the Authority’s accounting for these assets. The Authority recorded a write-off of $1.0 million of the player roster value intangible asset in fiscal year 2004, due to the termination of certain Connecticut Sun player contracts included on the original player roster. The loss is included in depreciation and amortization expense in the accompanying consolidated statement of income. The Authority believes no further write-off of these intangible assets is necessary at September 30, 2004.

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

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation and employee medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. In estimating these costs, the Authority considers historical loss experience and makes judgments about the expected levels of costs per claim. The Authority also uses information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relinquishment Liability

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 12). The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increases in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”) and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses, promissory notes, mortgages and bank financing facilities approximate fair value.

The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2004	2003
8 1/8% Senior Notes	$15.0	$215.5
1999 8 3/4% Senior Subordinated Notes	$—	$5.6
2001 8 3/8% Senior Subordinated Notes	$18.6	$162.9
2002 8% Senior Subordinated Notes	$276.3	$269.1
2003 6 3/8% Senior Subordinated Notes	$342.4	$332.9
2004 7 1/8% Senior Subordinated Notes .	$235.7	$—

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2004.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Authority also has ongoing promotional programs which offer coupons to its guests for the purchase of food, beverages, hotel and retail amenities offered within Mohegan Sun. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2004	2003	2002
Food and beverage	$43,393	$44,713	$40,654
Hotel	14,166	16,514	7,205
Retail, entertainment and other	53,448	41,725	40,308

Total	$111,007	$102,952	$88,167

The estimated cost of providing such promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2004	2003	2002
Food and beverage	$42,837	$43,839	$40,542
Hotel	5,916	6,257	3,921
Retail, entertainment and other	42,496	32,459	31,682

Total	$91,249	$82,555	$76,145

The Authority records free or discounted food and beverage and other services in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The Authority offers cash inducements and discounts on patron losses in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $1.0 million, $930,000, and $547,000 relating to discounts provided on patron losses for fiscal years ending September 30, 2004, 2003 and 2002, respectively, and $281,000, $306,000 and $459,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Gaming Expenses

Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut (see Note 11), expenses associated with operation of slot machines, table games, keno and racebook, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the fiscal years ended September 30, 2003 and 2002 also included expenses associated with poker operations, which closed on September 2, 2003.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2004, 2003 and 2002 were $37.3 million, $37.7 million and $34.4 million, respectively. Prepaid advertising on the Authority’s balance sheet at September 30, 2004 and 2003 was $112,000 and $71,000, respectively.

Pre-Opening Costs and Expenses

For the fiscal year ended September 30, 2002, pre-opening costs and expenses consisted primarily of direct incremental personnel costs, marketing and advertising expenses related to a major expansion at Mohegan Sun, Project Sunburst, which was substantially completed in June 2002. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on its bank credit facility and the fixed interest rates on the Authority’s senior notes and senior subordinated notes. The Authority’s objective in managing interest rate risk is to achieve the lowest possible cost of debt for the Authority, and to manage volatility in the effective cost of debt. The Authority continually monitors risk exposures from derivative instruments held and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value.

In order for derivative instruments to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose the Authority to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Authority’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component of interest expense in the period of change. The Authority excludes the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

Derivative instruments entered into by the Authority which qualify for hedge accounting are designated as either a fair value hedge or a cash flow hedge:

•	A fair value hedge is a hedge of the fair value of a recognized asset or liability. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the consolidated income statement by changes in the fair value of the item being hedged. Gains and losses on these hedges are capitalized as part of the original debt instrument and, upon termination, are amortized and recorded as a component of interest expense over the remaining term of the item being hedged.

•

A cash flow hedge is a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. For cash flow hedge transactions, changes in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on cash flow hedge transactions reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item.

Net interest paid or received pursuant to derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned on derivative instruments held at the end of a period are also included as a component of interest expense and in the accompanying consolidated balance sheet. In addition, current and long-term portions of the fair value of derivative instruments held are separately recorded in the accompanying consolidated balance sheet. The current portion is based on estimated interest settlements for the subsequent one-year period for derivative instruments held and the long-term portion is based on estimated interest settlements through the remaining maturity of the instruments. These estimates are based on forward-looking LIBOR curves at the consolidated balance sheet date.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the relinquishment liability, the liability associated with unredeemed Player’s Club points and employee medical coverage and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal year 2003 and 2002 consolidated financial statements have been reclassified to conform to the fiscal year 2004 presentation.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” regarding the consolidation of variable interest entities and the corresponding improvement in the financial reporting by enterprises involved with these entities. In December 2003, the FASB deferred the latest date by which FIN 46 must be applied by the Authority for variable interest entities acquired prior to January 31, 2003, to the first annual reporting period beginning after December 15, 2004. FIN 46 is currently effective for all variable interest entities created or acquired after January 31, 2003. In accordance with FIN 46, Salishan-Mohegan accounts have been consolidated into the accounts of Mohegan Ventures-NW. The Authority does not believe the adoption of this standard for variable interest entities acquired prior to January 31, 2003 will affect the Authority’s financial position, results of operations, or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—CASH AND CASH EQUIVALENTS:

At September 30, 2004 and 2003, the Authority had cash and cash equivalents of $60.8 million and $73.3 million, respectively, of which $13.2 million, as of September 30, 2003, was invested in deposits that could be redeemed on demand and investments with original maturities of less than three months when purchased. No amounts were invested as of September 30, 2004. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

The Authority recorded approximately $1.8 million of outstanding checks in excess of cash deposits held at or in transit to one of the Authority’s banking institutions as accounts payable in the accompanying consolidated balance sheet at September 30, 2004. This balance of outstanding checks was funded through the Authority’s bank line of credit when presented for payment.

NOTE 4—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2004	2003
Gaming	$8,450	$7,077
Hotel	1,226	925
Other	5,584	7,127

Subtotal	15,260	15,129
Allowance for doubtful accounts	(2,082)	(1,695)

Receivables, net	$13,178	$13,434

NOTE 5—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2004	2003
Land	$32,431	$28,581
Land improvements	44,148	44,119
Buildings and improvements	1,234,685	1,229,921
Furniture and equipment	335,451	311,082
Construction in process	3,512	6,455

Subtotal	1,650,227	1,620,158
Less: accumulated depreciation	(322,095)	(233,820)

Total property and equipment, net	$1,328,132	$1,386,338

For the fiscal years ended September 30, 2004, 2003 and 2002 depreciation expense totaled $91.7 million, $91.5 million and $78.6 million, respectively. Capitalized interest totaled $12.4 million for the fiscal year ended September 30, 2002. There was no capitalized interest for the fiscal years ended September 30, 2004 and 2003, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2004	2003
Prepaid expenses	$4,829	$4,874
Accrued interest settlement earned on derivative instruments	—	2,080
Fair market value of derivative instruments held, current portion	—	5,343
Non-qualified deferred compensation	4,356	3,082

Total other current assets	$9,185	$15,379

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2004	2003
Accrued payroll and related taxes and benefits	$40,849	$34,639
Slot win contribution payable (Note 11)	17,792	16,019
Miscellaneous other current liabilities	37,501	35,984

Total other current liabilities	$96,142	$86,642

NOTE 7—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	As of September 30,
	2004	2003
Bank Credit Facility	$179,667	$166,000
8 1/8% Senior Notes	13,970	200,000
1999 8 3/4% Senior Subordinated Notes	—	5,241
2001 8 3/8% Senior Subordinated Notes	16,345	150,000
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	—
WNBA Promissory Note	7,000	8,000
Line of Credit	5,086	—
Mortgage - Salishan-Mohegan	2,550	—
Note Payable - Salishan-Mohegan	1,000	—

Subtotal	1,030,618	1,109,241
Deferred gain (loss) on derivative instruments sold	(4,295)	2,504
Fair market value of derivative instruments held	—	(9,096)

Total debt	$1,026,323	$1,102,649

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the Authority’s debt as of September 30, 2004, which reflects the amendment to the Bank Credit Facility in October 2004 described below, are as follows (in thousands):

Fiscal Year	Long-Term Debt Maturities
2005	$23,272
2006	69,516
2007	55,546
2008	57,939
2009	331,000
Thereafter	493,345

Total	$1,030,618

Old Bank Credit Facility

On March 25, 2003, the Authority repaid the entire $251.0 million outstanding under its reducing, revolving, collateralized credit facility (the “Old Bank Credit Facility”). As of March 25, 2003, the Old Bank Credit Facility was terminated and related unamortized debt issuance costs of $403,000 were written off.

Bank Credit Facility

The Authority entered into a loan agreement for up to $391.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility was comprised of a revolving loan of up to $291.0 million and a $100.0 million term loan (prior to Amendment No. 3 in October 2004, as described below), both of which mature on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts available under letters of credit. As of September 30, 2004, the amount available under letters of credit totaled $250,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the Bank Credit Facility, the term loan would reduce by one-twelfth of the initial principal balance, or $8.3 million, beginning on June 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the Bank Credit Facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. In June 2004, the Authority made a prepayment of $8.3 million on the term loan, which effectively reduced the term loan commitment from $100.0 million to $91.7 million. Excluding limitations under the line of credit described below, the Authority had $202.8 million available for borrowing under the Bank Credit Facility as of September 30, 2004.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe causes the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	except under specific conditions, limit the Authority from selling or disposing of its assets, limit the incurrence by the Authority of other debt or contingent obligations and limit the Authority’s ability to extend credit, make investments or commingle its assets with assets of the Tribe.

As of September 30, 2004, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of September 30, 2004, the Authority had $100.7 million in base rate loans and $79.0 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of September 30, 2004 were based on a one-month LIBOR rate of 1.68% plus an applicable spread of 2.0%. The base rate loans outstanding at September 30, 2004 were based on the bank’s prime rate of 4.75% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of September 30, 2004. Accrued interest, including commitment fees, on the Bank Credit Facility was $186,000 and $64,000 as of September 30, 2004 and 2003, respectively.

In June 2003, the Authority received the requisite consent of its lenders to Amendment No. 1 to its Bank Credit Facility. Amendment No. 1 permitted, among other things, the repurchase of all or any portion of the Authority’s outstanding indebtedness under the 1999 Senior Subordinated Notes and the payment of both a premium with respect to such repurchase and the costs of issuance of new notes, which in the aggregate could not exceed $35.0 million.

In July 2004, the Authority received the requisite consent of its lenders for Amendment No. 2 to its Bank Credit Facility. Amendment No. 2, among other things, permitted the Authority to use the proceeds from a notes offering to repurchase its 8 3/8% Senior Subordinated Notes due 2011. Amendment No. 2 also allows the Authority to prepay up to an additional $100.0 million in principal with respect to its other senior subordinated obligations.

On October 14, 2004, the Authority received the requisite consent of its lenders to Amendment No. 3 to its Bank Credit Facility. Amendment No. 3, among other things, provided for an increase in the total loan commitment and permits the Authority to make the acquisition of Downs Racing, Inc. and certain other investments planned for Pocono Downs. Refer to Note 16 for further discussion on this amendment and the purchase of Pocono Downs.

8 1/8% Senior Notes

On March 3, 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the Senior Notes is payable semi-annually on January 1 and July 1. The Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes mature on January 1, 2006. The Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and other capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the Senior Notes. The Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the 2004 Senior Subordinated Notes. MBC is a guarantor of the Senior Notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of September 30, 2004 and 2003, accrued interest on the Senior Notes was $200,000 and $4.1 million, respectively.

On July 15, 2004, the Authority commenced a cash tender offer and consent solicitation to repurchase any or all of its outstanding Senior Notes, at a subsequently determined price of 107.068% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the Senior Notes at the initial closing on August 3, 2004 was $200.5 million, which represented an original principal amount of Senior Notes tendered of approximately $186.0 million, a tender and consent solicitation premium of $13.2 million and accrued interest of $1.3 million. No additional Senior Notes were tendered after the initial closing. An aggregate principal amount of $14.0 million of the Senior Notes remain outstanding as of September 30, 2004.

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

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the Old Bank Credit Facility and fund costs

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of September 30, 2004 and 2003, accrued interest on the 2001 Senior Subordinated Notes was $280,000 and $3.1 million, respectively.

On July 15, 2004, the Authority commenced a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes at a subsequently determined price of 113.355% of the original principal amount tendered. The tender offer expired on August 11, 2004. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinate Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate amount paid for the 2001 Senior Subordinated Notes at the initial closing on August 3, 2004 was $152.5 million, which represented an original principal amount of 2001 Senior Subordinated Notes tendered of approximately $133.7 million, a tender and consent solicitation premium of $17.8 million and accrued interest of $995,000. No additional 2001 Senior Subordinated Notes were tendered after the initial closing. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2004.

2002 8% Senior Subordinated Notes

On February 20, 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Old Bank Credit Facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of September 30, 2004 and September 30, 2003, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding 1999 Senior Subordinated Notes and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility, the Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of September 30, 2003 and 2004, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million and $4.8 million, respectively.

2004 7 1/8% Senior Subordinated Notes

On August 3, 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7 1/8% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding Senior Notes tendered in the tender offer described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for February 15, 2005. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the Senior Notes, and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2004 Senior Subordinated Notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiares. As of September 30, 2004, accrued interest on the 2004 Senior Subordinated Notes was $2.6 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of September 30, 2004, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note dated January 28, 2003, to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. As of September 30, 2004, the effective interest rate for the WNBA Note was 3.11%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. As of September 30, 2004 and 2003, accrued interest on the WNBA Note was $134,000 and $150,000, respectively. Refer to Note 13 for a further discussion of the Authority’s investment in a WNBA franchise.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). At the Authority’s option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are the Authority’s uncollateralized obligations. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of September 30, 2004, the Authority was in compliance with all covenant requirements in the Line of Credit. As of September 30, 2004, the Authority had $19.9 million available for borrowing under the Line of Credit. No amounts were outstanding under the Line of Credit at September 30, 2003. The interest rate in effect at September 30, 2004 was 3.33% on the outstanding balance on the Line of Credit.

Note and Mortgage Payables

On July 23, 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party, to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino will be owned by the Cowlitz Indian Tribe. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan, and pursuant to respective provisions of FIN 46, the accounts of Salishan-Mohegan have been consolidated into the accounts of Mohegan Ventures-NW in the consolidated financial statements.

Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, a mortgage payable of $2.6 million and a note payable of $1.0 million to the venture, which related to land and a land purchase option, respectively, also contributed to the venture. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2005. The note payable bears interest at an annual rate of 15% and is payable in full, including accrued interest, on December 31, 2004. Accrued interest on the mortgage payable and note payable as of September 30, 2004 was $113,000. Refer to Note 14 for a further discussion of the formation of Salishan-Mohegan. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe. Refer to Note 14 for a further discussion of the development agreement with the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2004.

On July 10, 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. On July 29, 2003, the Authority entered into two other interest rate swap agreements, each based on six-month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes. Of the unamortized loss related to the 2001 Senior Subordinated Notes that were tendered and paid in August 2004, $141,000 was recognized as a component of loss on early extinguishment of debt. For the fiscal year ended September 30, 2004, the Authority recorded amortization of $558,000 on the deferred loss to interest expense and expects to record approximately $935,000 to interest expense over the next twelve months.

On February 25, 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. On March 10, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes. Of the unamortized gain related to the 2001 Senior Subordinated Notes that were tendered and paid in August 2004, $795,000 was recognized as an offset to loss on early extinguishment of debt. For the fiscal year ended September 30, 2004, the Authority recorded amortization of $110,000 as an offset to interest expense and expects to record approximately $14,000 as an offset to interest expense over the next twelve months.

In September 2002, the Authority modified an interest rate swap and interest rate collar agreement, which were designated as cash flow hedges. The resulting fair market value liability at the date of modification was reclassified from other comprehensive loss to interest expense over the original terms of the derivative instruments. There was no remaining unamortized amount of the fair market value liability at September 30, 2004. For the fiscal year ended September 30, 2004, the Authority reclassified the remaining unamortized amounts of the fair market value liability of approximately $303,000 into interest expense.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the Senior Notes and two instruments each hedging $50.0 million of the Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the Senior Notes. Of the unamortized gain related to the Senior Notes that were tendered and paid in August 2004, $881,000 was recognized as an offset to loss on early extinguishment of debt. For the fiscal year ended September 30, 2004, the Authority recorded amortization of $565,000 as an offset to interest expense and expects to record approximately $47,000 as an offset to interest expense over the next twelve months.

The aggregate fair market value change in all of the Authority’s derivative instruments was $3.0 million and $1.3 million for the fiscal years ended September 30, 2003 and 2002, respectively, which has been recorded as an offset to interest expense in the Authority’s consolidated statements of income. There was no change in the aggregate fair market value on the Authority’s derivative instruments recorded as an offset to or as a component of interest expense for the fiscal year ended September 30, 2004 as all derivative instruments qualified for hedge accounting. The Authority recorded a reduction to interest expense of $2.6 million and $4.1 million for the fiscal years ended September 30, 2004 and 2003, respectively, compared to an increase to interest expense of $4.0 million for the fiscal year ended September 30, 2002, related to interest settlements on the Authority’s derivative instruments.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letter of Credit

The Authority maintains a $250,000 uncollateralized letter of credit to satisfy potential workers’ compensation liabilities that may arise. The letter of credit expires on August 31, 2005. As of September 30, 2004, no amounts were drawn on the letter of credit.

NOTE 8—LEASES:

The Authority leases space to certain tenants in the Shops at Mohegan Sun and certain other Mohegan Sun outlets. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Arena. Minimum future rental income on non-cancelable leases expected to be received by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Minimum Future Rental Income	$3,136	$3,115	$2,285	$2,257	$2,375	$6,351	$19,519

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun and certain other Mohegan Sun outlets. As of September 30, 2004 and 2003, outstanding tenant loans were $2.3 million and $1.8 million, respectively. These loans mature in periods between three and ten years. These amounts have been included in other assets in the accompanying consolidated balance sheets.

NOTE 9—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2004, 2003 and 2002, the Authority incurred $15.4 million, $13.1 million and $10.0 million, respectively, of expenses for such services.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease (see Note 11). The lease has an initial term of 25 years and it is renewable for an additional 25-year term upon expiration.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. For each of the fiscal years ended September 30, 2004 and 2003, the Authority expensed $262,000 relating to these land lease agreements. The Authority expensed $353,000 relating to these land lease agreements for the fiscal year ended September 30, 2002.

The Mohegan Tribal Utility Authority (an entity owned by the Tribe) was established by the Tribe in 1996 to provide utility services to the Tribe, its affiliated entities, which includes the Authority, and other tenants located on the reservation. The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2004, 2003 and 2002, the Authority incurred costs of $16.7 million, $16.7 million and $13.9 million, respectively, for these utilities.

The Authority and Little People, LLC (an entity owned by the Tribe) have a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on September 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any rent. The Authority reimburses the Tribe for sales where patron Player’s Club points are utilized. The Authority reimbursed the Tribe for patron Player’s Club points in the amounts of $244,000, $244,000 and $241,000 for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity (unless the preferred certified entity’s bid exceeds $100,000 of the lowest bid by a non-certified entity). The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract. A number of contracts for Project Sunburst were awarded to companies controlled by Native Americans, including Tribal members, under the TERO provision described above.

As of September 30, 2004, approximately 114 employees of the Authority were members of the Tribe.

The Authority engaged McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal years ended September 30, 2003 and 2002, the Authority incurred $83,000 and $372,000, respectively, for such services provided by McFarland Johnson. No such services were performed for the fiscal year ended September 30, 2004. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement were comparable to those that would pertain to an arms length engagement with an unaffiliated firm.

NOTE 10—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 25% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. The Authority recorded matching contributions, net of forfeitures, of approximately $4.6 million, $3.6 million and $3.7 million to this plan for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2004, 2003 and 2002, employee contributions, net of withdrawals and changes in fair value of investments, totaled $1.3 million, $921,000 and $658,000, respectively.

The Authority sponsors a retirement plan (the “Retirement Plan”) for all employees under the provisions of Section 401(a) of the Internal Revenue Code. Contributions to the Retirement Plan by the Authority are discretionary. Contributions are allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible after 90 days of employment and become fully vested after seven years of credited service. For the fiscal years ended September 30, 2004, 2003 and 2002, the Authority has contributed $3.9 million, $4.5 million and $3.9 million, net of forfeitures, to the Retirement Plan, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES:

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $208.2 million, $194.3 million and $179.6 million, respectively, for the fiscal years ended September 30, 2004, 2003 and 2002. As of September 30, 2004 and 2003, outstanding Slot Win Contribution payments to the State of Connecticut totaled $17.8 million and $16.0 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $15.4 million for the fiscal year ended September 30, 2004 and $15.1 million for each of the fiscal years ended September 30, 2003 and 2002.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12—RELINQUISHMENT AGREEMENT:

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

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s remaining Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS 5, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 2).

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2004, the carrying amount of the relinquishment liability was $472.0 million as compared to $505.6 million at September 30, 2003. The decrease during the fiscal year ended September 30, 2004 is due to $67.4 million in relinquishment payments, offset by $29.9 million for the accretion of discount to the relinquishment liability and $3.9 million for a relinquishment liability reassessment adjustment. Of the $67.4 million in relinquishment payments, $36.5 million represents payment of principal and $30.9 million represents payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2003, the Authority paid $62.9 million in relinquishment payments, consisting of $28.6 million in principal amounts and $34.3 million for the payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2002, the Authority paid $51.1 million in relinquishment payments, consisting of $14.9 million in principal amounts and $36.2 million for the payment of the accretion of discount to the relinquishment liability. The accretion of the relinquishment liability discount resulted from the impact of the discount for the time value of money. The relinquishment liability reassessment adjustment of $3.9 million, $22.7 million and $19.6 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, resulted from revised revenue projections as of the end of the current year compared to estimates of revenue projections as of the end of the prior year on the determination of the relinquishment liability. In fiscal year 2004, the Authority reviewed current revenue forecasts, including the estimated timing and extent of future competition, and increased revenue projections for the near future but reduced overall revenue projections for the period in which the Relinquishment Agreement applies. In fiscal years 2003 and 2002, the Authority reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving economic market conditions that have affected the Authority’s revenues and future competition from potential additional Native American and commercial casinos in the northeastern gaming market. At September 30, 2004 and September 30, 2003, relinquishment payments earned but unpaid were $18.3 million and $17.3 million, respectively.

NOTE 13—INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of acquiring a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 15 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued the WNBA Note for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid on each anniversary of the WNBA Note.

MBC recorded an aggregate investment of $10.3 million for the acquisition, of which $10.0 million represents the purchase price and $259,000 pertains to capitalized purchase costs. As part of the acquisition, an

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent valuation firm estimated the fair value of the player roster at approximately $4.8 million, and the remaining $5.5 million was recorded as franchise value. The player roster value is being amortized over seven years. As of September 30, 2004 and 2003, accumulated amortization on the player roster value was $836,000 and $454,000, respectively. The franchise value is being amortized over thirty years. As of September 30, 2004 and 2003, accumulated amortization on the franchise value was $305,000 and $122,000, respectively. For the fiscal year ended September 30, 2004 and 2003, amortization expense associated with these intangible assets totaled $1.8 million, including the $1.0 million charge from a write-off of certain player contracts included on the original player roster, and $576,000, respectively. The Authority expects to incur $684,000 in amortization expense for each of the next five years related to these assets.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.9% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2004, there were no cash capital contributions required by WNBA, LLC.

NOTE 14—MOHEGAN VENTURES-NORTHWEST, LLC:

On July 23, 2004, the Authority formed Mohegan Ventures-NW as a wholly owned unrestricted subsidiary of the Authority. As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of the Authority’s debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan, formed with Salishan Company, an unrelated third party, to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino (the “Cowlitz Project”) will be owned by the Cowlitz Indian Tribe, of which the sole member of Salishan Company is an affiliate. Salishan-Mohegan also has been designated as an unrestricted subsidiary of the Authority, and pursuant to FIN 46, a variable interest entity, which requires the accounts of Salishan-Mohegan to be consolidated into the accounts of Mohegan Ventures-NW in the consolidated financial statements.

Upon formation of Salishan-Mohegan, Mohegan Ventures-NW contributed cash of approximately $2.5 million to Salishan-Mohegan as its initial capital contribution. Salishan Company contributed net tangible assets of $4.1 million, including: (1) land of $3.9 million and a land purchase option with no recorded value, with a related mortgage payable and note payable of $2.6 million and $1.0 million, respectively (see Note 7); (2) a $1.9 million asset representing the difference between the fair market value and the cost basis of the land and land purchase option, which are to be assigned to the Cowlitz Indian Tribe at cost upon the culmination of certain events described below; (3) notes receivable from the Cowlitz Indian Tribe, including accrued interest and net of reserve, of $2.4 million; and (4) accrued interest payable of $492,000. The fair value of the land and land purchase option recorded at formation was determined through a market value appraisal performed by an independent valuation firm on November 2, 2004. Management does not believe the condition of the appraised land or overall market conditions have materially changed between the date of formation and the date of appraisal. Pursuant to the Operating Agreement of Salishan-Mohegan LLC dated July 23, 2004 (the “Operating Agreement”), a cash distribution of $2.5 million was made from Salishan-Mohegan to Salishan Company immediately following the initial contributions in order to establish the membership interests in accordance with the Operating Agreement. Based on a difference in membership interests prescribed in the Operating Agreement and the fair market value of the assets and liabilities contributed for those interests, a reduction in capital of $317,000 was recorded. As of September 30, 2004, the minority interest liability recorded in the accompanying consolidated balance sheet was $1.8 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The land and land purchase option relate to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project. According to the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe, described below, the rights to these assets shall be assigned to the Cowlitz Indian Tribe at cost upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. The land purchase option commits Salishan-Mohegan to purchase land at specified closing dates no later than April 2005 and April 2006 for $7.8 million and $3.9 million, respectively, which are net of deposits paid prior to formation by Salishan Company. Under the option agreement, Salishan-Mohegan is also required to make interest payments on the aggregate agreed-upon net purchase price of $11.7 million at an annual rate of 6.5%, with applicable portions payable on the respective closing dates. As of September 30, 2004, accrued interest on the land purchase option was $568,000.

Pursuant to the development agreement described below, the notes receivable of $3.0 million contributed to Salishan-Mohegan and amounts paid by Salishan-Mohegan subsequent to formation related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Indian Tribe, subject to appropriate approvals defined in the development agreement. Reimbursements are contingent and payable upon: (1) the receipt of necessary financing for the development of the proposed casino; and (2) the assignable property being taken into trust by the United States Department of the Interior. Notes receivable bear interest at the Wall Street Journal Prime Rate plus 2%, compounded annually. Based upon a collectibility analysis performed by management on the notes receivable at formation, a reserve amount of $594,000 was estimated and recorded. As of September 30, 2004, notes receivable from the Cowlitz Indian Tribe totaled $3.5 million, including accrued interest, offset by a $690,000 reserve in the consolidated balance sheet.

Pursuant to the Operating Agreement, Mohegan Ventures-NW is committed to lend up to $3.5 million to Salishan-Mohegan in connection with development costs incurred prior to the receipt of necessary financing for the Cowlitz Project, including commitments under the land purchase contracts contributed by Salishan Company. As of September 30, 2004, Salishan-Mohegan has incurred $726,000 in costs subsequent to formation, which was recorded as a note receivable from the Cowlitz Indian Tribe, resulting in a remaining commitment of $2.8 million. Additionally Salishan-Mohegan is committed under the development agreement, described below, to lend the Cowlitz Tribe $500,000 for general purposes.

On September 21, 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan will carry out all activities that are necessary to develop the Cowlitz Project, including advising the Cowlitz Indian Tribe with its plan to place land into trust by the United States Department of the Interior, assisting the Cowlitz Indian Tribe in the negotiation of a compact with the State of Washington, assisting in the arrangement of financing for the Cowlitz Project and administering and overseeing the planning, design, development, and construction of the Cowlitz Project. The development agreement provides for development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW pursuant to the Operating Agreement. The management agreement is for a period of seven years, during which Salishan-Mohegan will manage, operate, and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Pursuant to the Operating Agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the accepting of land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Financial statement information for fiscal year 2002 is also not presented below due to the formation of MBC in January 2003. Condensed consolidating financial statement information for the Authority, MBC and the non-guarantor subsidiaries as of September 30, 2004 and 2003, and for the fiscal years ended September 30, 2004 and 2003 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2004
	Authority	MBC	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,324,106	$176	$3,850	$—	$1,328,132
Other assets, net	247,313	8,550	4,640	(8,930)	251,573

Total assets	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

LIABILITIES AND CAPITAL
Total current liabilities	$245,848	$8,227	$7,013	$(8,930)	$252,158
Long-term debt, net of current portion	997,051	6,000	—	—	1,003,051
Relinquishment liability, net of current portion	383,493	—	—	—	383,493
Other long-term liabilities	197	—	—	—	197
Investment in subsidiaries	5,553	—	—	(5,553)	—

Total liabilities	1,632,142	14,227	7,013	(14,483)	1,638,899
Minority interest	—	—	1,845	—	1,845
Total capital	(60,723)	(5,501)	(368)	5,553	(61,039)

Total liabilities and capital	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

	As of September 30, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,386,130	$208	$—	$1,386,338
Other assets, net	265,199	10,492	(3,518)	272,173

Total assets	$1,651,329	$10,700	$(3,518)	$1,658,511

LIABILITIES AND CAPITAL
Total current liabilities	$219,500	$5,518	$(3,518)	$221,500
Long-term debt, net of current portion	1,094,649	7,000	—	1,101,649
Relinquishment liability, net of current portion	419,699	—	—	419,699
Other long-term liabilities	14,558	—	—	14,558
Investment in subsidiary	1,818	—	(1,818)	—

Total liabilities	1,750,224	12,518	(5,336)	1,757,406
Total capital	(98,895)	(1,818)	1,818	(98,895)

Total liabilities and capital	$1,651,329	$10,700	$(3,518)	$1,658,511

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2004
	Authority	MBC	Non- Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated Total
Net revenues	$1,254,018	$3,479	$—	$(571)	$1,256,926
Operating costs and expenses:
Gaming and other operations	729,495	3,148	—	(571)	732,072
Advertising, general and administrative	178,699	1,918	128	—	180,745
Depreciation and amortization	91,701	1,894	—	—	93,595
Relinquishment liability reassessment	3,897	—	—	—	3,897

Total operating costs and expenses	1,003,792	6,960	128	(571)	1,010,309

Income (loss) from operations	250,226	(3,481)	(128)	—	246,617
Accretion of discount to the relinquishment liability	(29,939)	—	—	—	(29,939)
Interest expense	(78,765)	(205)	—	—	(78,970)
Loss on early extinguishment of debt	(34,138)	—	—	—	(34,138)
Loss on interests in subsidiaries	(3,736)	—	—	3,736	—
Other income (expense), net	(761)	2	58	—	(701)

Income (loss) before minority interest	102,887	(3,684)	(70)	3,736	102,869
Minority interest	—	—	18	—	18

Net income (loss)	$102,887	$(3,684)	$(52)	$3,736	$102,887

(1)	Period from date of inception (July 23, 2004) to September 30, 2004.

	For the Fiscal Year Ended September 30, 2003
	Authority	MBC (1)	Consolidating Adjustments	Consolidated Total
Net revenues	$1,174,729	$3,252	$(493)	$1,177,488
Operating costs and expenses:
Gaming and other operations	693,052	2,821	(493)	695,380
Advertising, general and administrative	169,856	1,506	—	171,362
Depreciation and amortization	91,528	595	—	92,123
Relinquishment liability reassessment	(22,710)	—	—	(22,710)

Total operating costs and expenses	931,726	4,922	(493)	936,155

Income (loss) from operations	243,003	(1,670)	—	241,333
Accretion of discount to the relinquishment liability	(33,592)	—	—	(33,592)
Interest expense	(83,342)	(150)	—	(83,492)
Loss on early extinguishment of debt	(27,396)	—	—	(27,396)
Loss on interest in subsidiary	(1,818)	—	1,818	—
Other income (expense), net	(1,170)	2	—	(1,168)

Net income (loss)	$95,685	$(1,818)	$1,818	$95,685

(1)	Period from date of inception (January 27, 2003) to September 30, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2004
	Authority	MBC	Non- Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$217,602	$(2,398)	$(151)	$—	$215,053

Purchases of property and equipment	(31,874)	(38)	—	—	(31,912)
Other cash flows used in investing activities	(602)	—	—	—	(602)

Net cash flows used in investing activities	(32,476)	(38)	—	—	(32,514)

Bank Credit Facility borrowings—revolving loan	290,000	—	—	—	290,000
Bank Credit Facility repayments—revolving loan	(268,000)	—	—	—	(268,000)
Line of credit borrowings	208,923	—	—	—	208,923
Line of credit repayments	(203,837)	—	—	—	(203,837)
Proceeds from the issuance of long-term debt	225,000	—	—	—	225,000
Payments on long-term debt	(325,925)	—	—	—	(325,925)
Principal portion of relinquishment liability payments	(36,525)	—	—	—	(36,525)
Distributions to Tribe	(65,017)	—	—	—	(65,017)
Other cash flows provided by (used in) financing activities	(22,029)	2,250	151	—	(19,628)

Net cash flows provided by (used in) financing activities	(197,410)	2,250	151	—	(195,009)

Net decrease in cash and cash equivalents	(12,284)	(186)	—	—	(12,470)
Cash and cash equivalents at beginning of year	72,690	574	—	—	73,264

Cash and cash equivalents at end of year	$60,406	$388	$—	$—	$60,794

(1)	Period from date of inception (July 23, 2004) to September 30, 2004.

	For the Period Ended September 30, 2003
	Authority	MBC (1)	Consolidating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$194,696	$788	$—	$195,484

Purchases of property and equipment	(57,514)	(226)	—	(57,740)
Other cash flows provided by (used in) investing activities	711	(2,259)	—	(1,548)

Net cash flows used in investing activities	(56,803)	(2,485)	—	(59,288)

Prior bank credit facility borrowings	35,000	—	—	35,000
Prior bank credit facility repayments	(286,000)	—	—	(286,000)
Bank Credit Facility borrowings—revolving loan	206,000	—	—	206,000
Bank Credit Facility repayments—revolving loan	(140,000)	—	—	(140,000)
Bank Credit Facility borrowings—term loan	100,000	—	—	100,000
Line of credit borrowings	67,000	—	—	67,000
Line of credit repayments	(67,000)	—	—	(67,000)
Proceeds from the issuance of long-term debt	330,000	—	—	330,000
Payments on long-term debt	(294,759)	—	—	(294,759)
Principal portion of relinquishment liability payments	(28,633)	—	—	(28,633)
Distributions to Tribe	(60,000)	—	—	(60,000)
Other cash flows provided by (used in) financing activities	(11,828)	2,271	—	(9,557)

Net cash flows (used in) financing activities	(150,220)	2,271	—	(147,949)

Net increase (decrease) in cash and cash equivalents	(12,327)	574	—	(11,753)
Cash and cash equivalents at beginning of year	85,017	—	—	85,017

Cash and cash equivalents at end of year	$72,690	$574	$—	$73,264

(1)	Period from date of inception (January 27, 2003) to September 30, 2003.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SUBSEQUENT EVENTS:

Pocono Downs

On October 14, 2004, the Authority entered into an agreement to purchase Downs Racing, Inc. and its subsidiaries from subsidiaries of Penn National Gaming, Inc (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Authority will acquire Pocono Downs, a standardbred harness racing facility located on approximately 400 acres of land in Wilkes-Barre, Pennsylvania and five Pennsylvania off-track wagering operations located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). As part of the Purchase Agreement, the Authority agreed to a $280 million purchase price before adjustments and other costs, with $14.0 million paid at execution of the agreement. The transaction is scheduled to close in January 2005, subject to customary closing conditions and regulatory approvals. The Purchase Agreement also provides the Authority with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Following the closing of the transaction, the Authority will obtain the right to apply for a Pennsylvania Category One slot machine license which if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs.

Amendment No. 3 to Bank Credit Facility

On October 14, 2004, the Authority received the requisite consent of its lenders to Amendment No. 3 to its Bank Credit Facility. Amendment No. 3, among other things, provided for an increase in the total loan commitment from $382.7 million to $600.0 million, comprised of a $450.0 million revolving loan and a $150.0 million term loan. Amendment No. 3 also permits the Authority to make the Downs Racing acquisition and certain other investments planned for Pocono Downs. Amendment No. 3 also modified certain provisions of the loan agreement, including the Authority’s covenants relating to total leverage ratio requirements and the reduction of the term loan commitment, in eleven quarterly installments, beginning September 30, 2005.

Upon funding under Amendment No. 3 on October 18, 2004, the Authority received proceeds of $58.3 million from the increase in the term loan commitment from $91.7 million to $150.0 million. The proceeds were used to pay down existing principal amounts outstanding on the revolving loan.

Menominee Project

On October 21, 2004, the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and the Menominee Kenosha Gaming Authority. According to the management agreement, the Authority was granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin (the “Menominee Project”) for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

SCHEDULE II

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2004, 2003 and 2002

(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts(1)	Deductions from reserves (2)	Balances at end of period
Description:
Fiscal Year Ended September 30, 2004
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$1,949	$710	$594	$240	$3,013
Obsolete inventory reserve	—	454	—	—	454
Fiscal Year Ended September 30, 2003
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$1,241	$1,223	$—	$515	$1,949
Fiscal Year Ended September 30, 2002
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$765	$991	$—	$515	$1,241

Note (1): Refer to Note 14 to the audited consolidated financial statements beginning on page F-1 of this Form 10-K for a discussion on the amount charged to other accounts in fiscal year 2004.

Note (2): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.7	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.8	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.9	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.10	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.11	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).

4.12	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.13	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.14	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.15	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.18	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.19	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.20	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.21	Registration Rights Agreement, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, SG Americas Securities, LLC, Greenwich Capital Markets, Inc., McDonald Investments Inc., Caylon Securities (USA) Inc., Commerzbank Capital Markets Corp. and Wells Fargo Securities LLC (filed as Exhibit 4.21 to the June 2004 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7	Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein).

10.9	Mohegan Retirement Plan dated as July 30, 2001 between the Mohegan Tribe of Indians of Connecticut and Fleet National Bank (filed as Exhibit 10.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 19, 2002 (the “2002 Form 10-K), and incorporated by reference herein).

10.10	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
10.11	Administrative Services Agreement between the Mohegan Tribal Gaming Authority and Fleet Retirement Plan A Services, dated July 30, 2001 (filed as Exhibit 10.2 to the June 2001 10-Q, and incorporated by reference herein).

10.12	Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions, dated July 9, 1999 (filed as Exhibit 10.21 to the 2002 Form 10-K, and incorporated by reference herein).

10.13	General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed as Exhibit 10.22 to the 2002 Form 10K, and incorporated by reference herein).

10.14	Employment Agreement, dated July 24, 2000, by and between the Mohegan Tribal Gaming Authority and John Arnesen (filed as Exhibit 10.20 to the Authority’s Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, filed with the SEC on November 12, 2002 (the “2001 10-K/A”), and incorporated by reference herein).

10.15	Employment Agreement, dated January 5, 2001, by and between the Mohegan Tribal Gaming Authority and Michael Bloom (filed as Exhibit 10.21 to the 2001 10-K/A, and incorporated by reference herein).

10.16	Employment Agreement, dated June 14, 2000, by and between the Mohegan Tribal Gaming Authority and Gary Crowder (filed as Exhibit 10.22 to the 2001 10-K/A, and incorporated by reference herein).

10.17	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein).

10.18	Employment Agreement, dated June 23, 2000, by and between the Mohegan Tribal Gaming Authority and Daniel Garrow (filed as Exhibit 10.32 to the 2002 Form 10K, and incorporated by reference herein).

10.19	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.20	Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 27, 2003, and incorporated by reference herein).

10.21	Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on July 1, 2003, and incorporated by reference herein).

10.22	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.23	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.24	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed as Exhibit 10.1 to the March 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
10.25	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the March 2004 10-Q, and incorporated by reference herein).

10.26	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.3 to the March 2004 10-Q, and incorporated by reference herein).

10.27	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.28	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

10.29	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of July 28, 2004, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2004, and incorporated by reference herein).

10.30	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, File No. 333-120119, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

10.31	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.32	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 14, 2004, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.34	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

10.35	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).