Form 10-Q
period 2004-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2005-02-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82,820	$60,794
Receivables, net	13,791	13,178
Due from Tribe	—	52
Inventories	15,501	15,181
Other current assets	12,531	9,185

Total current assets	124,643	98,390

Non-current assets:
Property and equipment, net	1,313,916	1,328,132
Trademark and other intangible assets, net	127,379	127,550
Notes receivable from affiliate, net	3,969	2,760
Other assets, net	37,340	22,873

Total assets	$1,607,247	$1,579,705

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$17,645	$23,272
Current portion of relinquishment liability	97,376	88,530
Trade payables	25,006	25,710
Due to Tribe	149	—
Accrued interest payable	23,521	18,504
Other current liabilities	103,901	96,142

Total current liabilities	267,598	252,158

Non-current liabilities:
Long-term debt, net of current portion	1,008,603	1,003,051
Relinquishment liability, net of current portion	372,348	383,493
Other long-term liabilities	194	197

Total liabilities	1,648,743	1,638,899

Minority interest	1,744	1,845

Commitments and contingencies (Notes 5 and 8)

Capital:
Retained deficit	(43,240)	(61,039)

Total capital	(43,240)	(61,039)

Total liabilities and capital	$1,607,247	$1,579,705

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Quarters Ended December 31, 2004	For the Quarters Ended December 31, 2003
Revenues:
Gaming	$288,197	$274,066
Food and beverage	22,429	22,574
Hotel	11,937	12,906
Retail, entertainment and other	26,696	24,974

Gross revenues	349,259	334,520
Less - Promotional allowances	(29,926)	(27,470)

Net revenues	319,333	307,050

Operating costs and expenses:
Gaming	167,546	160,021
Food and beverage	11,359	10,733
Hotel	3,931	3,707
Retail, entertainment and other	7,692	12,486
Advertising, general and administrative	46,820	43,953
Corporate development	289	183
Depreciation and amortization	21,256	23,427

Total operating costs and expenses	258,893	254,510

Income from operations	60,440	52,540

Other income (expense):
Accretion of relinquishment liability discount	(6,867)	(7,485)
Interest income	103	34
Interest expense	(19,170)	(19,001)
Other income (expense), net	(374)	21

Total other expense	(26,308)	(26,431)

Income before minority interest	34,132	26,109
Minority interest	101	—

Net income	$34,233	$26,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, September 30, 2004	$(61,039)	$—	$(61,039)

Net income	34,233		34,233
Distributions to Tribe	(16,434)		(16,434)

Balances, December 31, 2004	$(43,240)	$—	$(43,240)

Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)
Net income	26,109		26,109
Reclassification of derivative instrument losses to earnings		184	184

Total comprehensive income			26,293

Distributions to Tribe	(16,080)		(16,080)

Balances, December 31, 2003	$(88,563)	$(119)	$(88,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Quarters Ended
	December 31, 2004	December 31, 2003
Cash flows provided by (used in) operating activities:
Net income	$34,233	$26,109
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21,256	23,427
Accretion of discount to the relinquishment liability	6,867	7,485
Cash paid for accretion of discount to the relinquishment liability	(3,742)	(4,199)
Net loss on disposition of assets	378	30
Provision for losses on notes and accounts receivable	593	348
Amortization of debt issuance costs	784	1,742
Amortization of net deferred (gain) loss on settlement of derivative instruments	219	(199)
Reclassification of derivative instrument losses to earnings	—	184
Minority interest	(101)	—
Changes in operating assets and liabilities:
Increase in receivables	(870)	(1,247)
Increase in inventories	(320)	(956)
Increase in other assets	(3,572)	(3,857)
Increase (decrease) in trade payables	(704)	3,877
Increase in other current liabilities	12,596	13,207

Net cash flows provided by operating activities	67,617	65,951

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $(329) and $(1,341), respectively	(7,037)	(13,268)
Proceeds from asset sales	138	—
Deposit for purchase of Pocono Downs and acquisition costs (see Note 5)	(14,346)	—
Issuance of third-party loans	—	(254)
Payments received on third-party loans	160	24
Increase in notes receivable from affiliate	(1,512)	—

Net cash flows used in investing activities	(22,597)	(13,498)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	83,000	7,000
Bank Credit Facility repayments - revolving loan	(136,000)	(16,000)
Bank Credit Facility borrowings - term loan	58,333	—
Bank Credit Facility repayments - term loan	(13,636)	—
Line of credit borrowings	109,923	34,000
Line of credit repayments	(100,913)	(34,000)
Payment on promissory note	(1,000)	—
Principal portion of relinquishment liability payments	(5,424)	(4,493)
Distributions to Tribe	(16,434)	(16,080)
Capitalized debt issuance costs	(840)	(33)
Decrease in other long-term liabilities	(3)	(11)

Net cash flows used in financing activities	(22,994)	(29,617)

Net increase in cash and cash equivalents	22,026	22,836
Cash and cash equivalents at beginning of period	60,794	73,264

Cash and cash equivalents at end of period	$82,820	$96,100

Supplemental disclosures:
Cash paid during the period for interest	$13,438	$11,805

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

As of December 31, 2004, the Authority has the following two wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”) and Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). Refer to Note 8 for a discussion of subsidiaries formed or acquired after December 31, 2004.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the year ended September 30, 2004. In addition, certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries MBC and Mohegan Ventures-NW. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. The Authority does not believe the adoption of this standard will have a material impact on the Authority’s financial position, results of operations, or cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	December 31, 2004	September 30, 2004
Bank Credit Facility	$171,363	$179,667
1999 8 1/8% Senior Notes	13,970	13,970
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
WNBA Promissory Note	7,000	7,000
Line of Credit	14,096	5,086
Mortgage – Salishan-Mohegan	2,550	2,550
Note Payable – Salishan Mohegan	—	1,000

Subtotal	1,030,324	1,030,618
Net deferred loss on derivative instruments sold	(4,076)	(4,295)

Total debt	$1,026,248	$1,026,323

Bank Credit Facility

As of December 31, 2004, the Authority has a loan agreement for up to $600.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million and a $150.0 million term loan, both of which mature on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts available under letters of credit. As of December 31, 2004, the amount available under letters of credit totaled $250,000, of which no amount was drawn (refer to “Letters of Credit” below). Pursuant to the terms of the Bank Credit Facility, the term loan shall reduce by one-eleventh of the initial principal balance, or $13.6 million, beginning on September 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the Bank Credit Facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. In December 2004, the Authority made a prepayment of $13.6 million on the term loan, which effectively reduced the term loan commitment from $150.0 million to $136.4 million. The Authority had $414.7 million available for borrowing under the Bank Credit Facility as of December 31, 2004 (without taking into account covenants under the Line of Credit).

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2004 the Authority received the requisite consent of its lenders to Amendment No. 3 to its Bank Credit Facility. Amendment No. 3, among other things, provided for an increase in the total loan commitment from $382.7 million to $600.0 million and permitted the Authority to make the Pocono Downs acquisition and certain other investments planned for Pocono Downs. Amendment No. 3 also modified certain provisions of the loan agreement, including the Authority’s covenants relating to total leverage ratio requirements and the reduction of the term loan commitment, in eleven quarterly installments, beginning September 30, 2005. Upon funding under Amendment No. 3 in October 2004, the Authority received proceeds of $58.3 million from the increase in the term loan commitment from $91.7 million to $150.0 million. The proceeds were used to pay down existing principal amounts outstanding on the revolving loan.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. In addition, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe causes the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit the Authority from selling or disposing of its assets, limit the transfer of the Authority’s assets to non-guarantor subsidiaries, limit the incurrence by the Authority of other debt or contingent obligations and limit the Authority’s ability to extend credit, make investments or commingle its assets with assets of the Tribe.

As of December 31, 2004, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2004, the Authority had $18.0 million in base rate loans and $153.4 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of December 31, 2004 were based on a one-month LIBOR rate of 2.41% plus an applicable spread of 2.0%. The base rate loans outstanding at December 31, 2004 were based on the bank’s prime rate of 5.25% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.50% as of December 31, 2004. Accrued interest, including commitment fees, on the Bank Credit Facility was $169,000 and $186,000 as of December 31, 2004 and September 30, 2004, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the 1999 Senior Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Notes mature on January 1, 2006. The 1999 Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and any capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the 1999 Senior Notes. The 1999 Senior Notes rank equally in right of payment with the 2005 Senior Notes (refer to Note 8) and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (refer to Note 8). MBC is a guarantor of the 1999 Senior Notes. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 Senior Notes remain outstanding as of December 31, 2004. As of December 31, 2004 and September 30, 2004, accrued interest on the 1999 Senior Notes was $484,000 and $200,000, respectively.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes (refer to Note 8) and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes (refer to Note 8) and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subordinated Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of December 31, 2004. Accrued interest on the 2001 Senior Subordinated Notes was $622,000 and $280,000, as of December 31, 2004 and September 30, 2004, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes (refer to Note 8) and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes (refer to Note 8) and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2002 Senior Subordinated Notes. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of December 31, 2004 and September 30, 2004, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8 3/4% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes (refer to Note 8) and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes (refer to Note 8), the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2003 Senior Subordinated Notes. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of December 31, 2004 and September 30, 2004, accrued interest on the 2003 Senior Subordinated Notes was $9.7 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for February 15, 2005. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes (refer to Note 8) and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes (refer to Note 8) and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2004 Senior Subordinated Notes. Refer to Note 8 for a list of guarantors executing guarantees after December 31, 2004. Refer to Note 7 for condensed consolidating financial information of the Authority, MBC and the non-guarantor subsidiaries. As of December 31, 2004 and September 30, 2004, accrued interest on the 2004 Senior Subordinated Notes was $6.6 million and $2.6 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2004, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. As of December 31, 2004 and September 30, 2004, accrued interest on the WNBA Note was $196,000 and $134,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). At the Authority’s option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2004, the Authority was in compliance with all covenant requirements in the Line of Credit. The interest rate in effect at December 31, 2004 and September 30, 2004 was 3.91% and 3.33%, respectively, on the outstanding balance on the Line of Credit, which consisted of LIBOR loans for both periods.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note and Mortgage Payables

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million and land purchase options with a note payable of $1.0 million to Salishan-Mohegan. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2005. The note payable, including accrued interest of $150,000, was repaid at maturity on December 31, 2004. There was no accrued interest on the mortgage payable as of December 31, 2004 and September 30, 2004. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of December 31, 2004.

In July 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. Also in July, 2003, the Authority entered into two other interest rate swap agreements, each based on six month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter ended December 31, 2004, the Authority recorded amortization of $233, 000 on the deferred loss to interest expense and expects to record approximately $933, 000 to interest expense over the next twelve months.

In February 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. In March, 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter ended December 31, 2004, the Authority recorded amortization of $3, 000 as an offset to interest expense and expects to record approximately $12, 000 as an offset to interest expense over the next twelve months.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the 1999 Senior Notes and two instruments each hedging $50.0 million of the 1999 Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1999 Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the 1999 Senior Notes, as adjusted for the tender of substantially all of the 1999 Senior Notes in August 2004. For the quarter ended December 31, 2004, the Authority recorded amortization of $12,000 as an offset to interest expense and expects to record approximately $47,000 as an offset to interest expense over the next twelve months.

The Authority recorded a reduction to interest expense of $2.2 million for the quarter ended December 31, 2003 related to actual and estimated accrued interest settlements on the Authority’s derivative instruments. No amount was recorded as a reduction of interest expense for the quarters ended December 31, 2004 related to actual and estimated accrued interest settlements on the Authority’s derivative instruments.

Letters of Credit

The Authority maintains a $250,000 uncollateralized letter of credit to satisfy potential workers’ compensation liabilities that may arise. The letter of credit expires on August 31, 2005. As of December 31, 2004, no amounts were drawn on the letter of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended December 31, 2004 and 2003, the Authority incurred $4.3 million and $3.4 million, respectively, of expenses for such services. The Tribe, either through itself or one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $53,000 for the quarters ended December 31, 2004 and 2003, respectively, relating to these land lease agreements.

The Authority purchases the majority of its utilities from an entity owned by the Tribe, the Mohegan Tribal Utility Authority, including electricity, gas, water and sewer. The Authority incurred costs of $4.1 million and $4.5 million for such utilities during the quarters ended December 31, 2004 and 2003, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $52.1 million and $50.3 million for the quarters ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and September 30, 2004, outstanding Slot Win Contribution payments to the State of Connecticut totaled $18.0 million and $17.8 million, respectively.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $3.9 million and $3.8 million for the quarters ended December 31, 2004 and 2003, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future payments (undiscounted) the Authority and MPTN could be required to make is approximately $6.4 million.

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. The land purchase options permit Salishan-Mohegan to purchase land at specified closing dates no later than April 2005 and April 2006 for $7.8 million and $3.9 million, respectively, which are net of deposits paid prior to formation of Salishan-Mohegan by Salishan Company. Under the option agreements, Salishan-Mohegan is also required to make extension payments on the aggregate agreed-upon net purchase price of $11.7 million at an annual rate of 6.5%, with applicable portions payable on the respective closing dates or termination of the options agreements.

Pocono Downs Purchase Agreement

In October 2004, the Authority entered into an agreement to purchase all of the partnership interests in the entities owning Pocono Downs from subsidiaries of Penn National Gaming, Inc (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Authority would acquire Pocono Downs, a standardbred harness racing facility located on approximately 400 acres of land in Wilkes-Barre, Pennsylvania, and five Pennsylvania off-track wagering operations located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Allentown). As part of the Purchase Agreement, the Authority agreed to a $280 million purchase price before pre- and post-closing adjustments and other costs, with $14.0 million paid as a deposit at the execution of the agreement. The transaction closed on January 25, 2005, with the remaining $266.0 million purchase price paid at closing. Refer to Note 8 for further discussion regarding the Pocono Downs acquisition. The Purchase Agreement also provides the Authority with post-closing termination rights in the event of certain materially adverse legislative or regulatory events.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—TCA AGREEMENTS:

Relinquishment Agreement

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into an agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires).

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 1999 Senior Notes and 2005 Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2004, the carrying amount of the relinquishment liability was $469.7 million as compared to $472.0 million at September 30, 2004. The decrease during the quarter ended December 31, 2004 is due to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$9.1 million in relinquishment payments, offset by $6.8 million for the accretion of discount to the relinquishment liability. Of the $9.1 million in relinquishment payments, $5.4 million represents payment of principal and $3.7 million represents payment of the accretion of discount to the relinquishment liability. During the quarter ended December 31, 2003, the Authority paid $8.7 million in relinquishment payments, consisting of $4.5 million in principal amounts and $4.2 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At December 31, 2004 and September 30, 2004, relinquishment payments earned but unpaid were $26.6 million and $18.3 million, respectively.

NOTE 7—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning MBC are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC and the non-guarantor subsidiaries as of December 31, 2004 and September 30, 2004 and for the three months ended December 31, 2004 and 2003, is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2004
	Authority	MBC	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,309,908	$158	$3,850	$—	$1,313,916
Other assets, net	290,843	8,062	5,850	(11,424)	293,331

Total assets	$1,600,751	$8,220	$9,700	$(11,424)	$1,607,247

LIABILITIES AND CAPITAL
Total current liabilities	$262,067	$8,464	8,491	$(11,424)	$267,598
Long-term debt, net of current portion	1,002,603	6,000	—	—	1,008,603
Relinquishment liability, net of current portion	372,348	—	—	—	372,348
Other long-term liabilities	194	—	—	—	194
Investment in subsidiaries	6,462	—	—	(6,462)	—

Total liabilities	1,643,674	14,464	8,491	(17,886)	1,648,743
Minority interest	—	—	1,744	—	1,744
Total capital	(42,923)	(6,244)	(535)	6,462	(43,240)

Total liabilities and capital	$1,600,751	$8,220	$9,700	$(11,424)	$1,607,247

	As of September 30, 2004
	Authority	MBC	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,324,106	$176	$3,850	$—	$1,328,132
Other assets, net	247,313	8,550	4,640	(8,930)	251,573

Total assets	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

LIABILITIES AND CAPITAL
Total current liabilities	$245,848	$8,227	$7,013	$(8,930)	$252,158
Long-term debt, net of current portion	997,051	6,000	—	—	1,003,051
Relinquishment liability, net of current portion	383,493	—	—	—	383,493
Other long-term liabilities	197	—	—	—	197
Investment in subsidiaries	5,553	—	—	(5,553)	—

Total liabilities	1,632,142	14,227	7,013	(14,483)	1,638,899
Minority interest	—	—	1,845	—	1,845
Total capital	(60,723)	(5,501)	(368)	5,553	(61,039)

Total liabilities and capital	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Quarters Ended December 31, 2004
	Authority	MBC	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$319,049	$383	$—	$(99)	$319,333
Operating costs and expenses:
Gaming and other operations	190,102	525	—	(99)	190,528
Advertising, general and administrative	46,396	350	363	—	47,109
Depreciation and amortization	21,067	189	—	—	21,256

Total operating costs and expenses	257,565	1,064	363	(99)	258,893

Income (loss) from operations	61,484	(681)	(363)	—	60,440
Accretion of discount to the relinquishment liability	(6,867)	—	—	—	(6,867)
Interest expense	(19,107)	(63)	—	—	(19,170)
Loss on interests in subsidiaries	(909)	—	—	909	—
Other income (expense), net	(368)	1	96	—	(271)

Income (loss) before minority interest	34,233	(743)	(267)	909	34,132
Minority interest	—	—	101	—	101

Net income (loss)	$34,233	$(743)	$(166)	$909	$34,233

	For the Quarters Ended December 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net revenues	$307,048	$2	$—	$307,050
Operating costs and expenses:
Gaming and other operations	186,760	187	—	186,947
Advertising, general and administrative	43,940	196	—	44,136
Depreciation and amortization	23,195	232	—	23,427

Total operating costs and expenses	253,895	615	—	254,510

Income (loss) from operations	53,153	(613)	—	52,540
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(18,948)	(53)	—	(19,001)
Loss on interest in subsidiary	(666)	—	666	—
Other income, net	55	—	—	55

Net income (loss)	$26,109	$(666)	$666	$26,109

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Quarters Ended December 31, 2004
	Authority	MBC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$67,009	$(904)	$1,512	$—	$67,617

Net cash flows used in investing activities	(21,085)	—	(1,512)	—	(22,597)

Bank Credit Facility borrowings - revolving loan	83,000	—	—	—	83,000
Bank Credit Facility repayments - revolving loan	(136,000)	—	—	—	(136,000)
Bank Credit Facility borrowings - term loan	58,333	—	—	—	58,333
Line of credit borrowings	109,923	—	—	—	109,923
Line of credit repayments	(100,913)	—	—	—	(100,913)
Other cash flows provided by (used in) financing activities	(37,987)	650	—	—	(37,337)

Net cash flows provided by (used in) financing activities	(23,644)	650	—	—	(22,994)

Net increase (decrease) in cash and cash equivalents	22,280	(254)	—	—	22,026
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$82,686	$134	$—	$—	$82,820

	For the Quarters Ended December 31, 2003
	Authority	MBC	Consolidating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$66,253	$(302)	$—	$65,951

Net cash flows used in investing activities	(13,478)	(20)	—	(13,498)

Line of credit borrowings	34,000	—	—	34,000
Line of credit repayments	(34,000)	—	—	(34,000)
Other cash flows provided by (used in) financing activities	(30,117)	500	—	(29,617)

Net cash flows provided by (used in) financing activities	(30,117)	500	—	(29,617)

Net increase in cash and cash equivalents	22,658	178	—	22,836
Cash and cash equivalents at beginning of period	72,690	574	—	73,264

Cash and cash equivalents at end of period	$95,348	$752	$—	$96,100

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8—SUBSEQUENT EVENTS:

Pocono Downs

On January 25, 2005, the Authority and its wholly-owned subsidiary, Mohegan Commercial Ventures PA, LLC, completed their acquisition of all the partnership interests in Downs Racing, L.P., Backside, L.P. Mill Creek Land, L.P. and Northeast Concessions, L.P., (the “Pocono Downs Entities”). The Pocono Downs Entities own Pocono Downs, a standardbred harness racing facility located on approximately 400 acres in Wilkes-Barre, Pennsylvania as well as five Pennsylvania off-track wagering (OTW) operations located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). With the closing of the transaction, the Authority has the right to apply for a Category One slot machine license under Pennsylvania’s Race Horse Development and Gaming Act of 2004. If the license is approved, the Act initially permits the installation and operation of up to 3,000 slot machines at the Pocono Downs property.

The Authority paid $280 million for the Pocono Downs Entities before closing adjustments and other costs. The purchase price was funded through draws on the Bank Credit Facility. In accordance with the terms of the acquisition agreement, the Authority has retained certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Mohegan Commercial Ventures PA, LLC and the Pocono Downs Entities are restricted subsidiaries of the Authority, which requires them to be guarantors of the Authority’s bank credit facility and all senior and senior subordinated notes.

February 2005 Financing Transaction

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (as referred to below). MBC, Mohegan Commercial Ventures PA, LLC and the Pocono Downs Entities are guarantors of the 2005 Senior Notes. The Authority has agreed to offer to exchange the 2005 Senior Notes within 120 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Commercial Ventures PA, LLC and the Pocono Downs Entities are guarantors of the 2005 Senior Subordinated Notes. The Authority has agreed to offer to exchange the 2005 Senior Subordinated Notes within 120 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended.

On February 8, 2005, the Authority used the net proceeds from the issuance of the 2005 Senior Notes and the 2005 Senior Subordinated Notes, as well as cash provided by operating activities, to repay $399.4 million of amounts outstanding under the Bank Credit Facility, which included a $136.4 million payment to extinguish the remaining balance on the term loan and a $263.0 million payment to reduce amounts outstanding on the revolving loan. As a result of these payments, the total commitment under the Bank Credit Facility was reduced from $600.0 million to $450.0 million, and the Authority had $393.7 million available for borrowing thereunder (without taking into account covenants under the Line of Credit).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of Mohegan Tribal Gaming Authority (“the Authority”) and its subsidiaries as of December 31, 2004, and the related condensed consolidated statements of income and of changes in capital for each of the three-month periods ended December 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2004, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated November 10, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

February 11, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun and the Pocono Downs facilities, dependence on existing management, local, regional, national or global economic climate, our leverage and ability to meet our debt service obligations, an act of terrorism in the United States of America, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. We also own Pocono Downs, one of only two standardbred harness racing facilities in Pennsylvania, located in Wilkes-Barre, as well as five Pennsylvania off-track wagering (OTW) operations located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,875 slot machines and 180 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,400 restaurant seats (which will increase to 1,700 restaurant seats upon completion of the new Uncas American Indian Grill, a 300-seat full-service restaurant and bar concept anticipated to open in July 2005);

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, six of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

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

Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these other opportunities or that any of them will be consummated.

Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired from subsidiaries of Penn National Gaming, Inc. all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities. The Pocono Downs entities own Pocono Downs, a standardbred harness racing facility located on approximately 400 acres in Wilkes-Barre, Pennsylvania as well as five Pennsylvania OTW’s located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2004, the track held 120 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania. The $280 million purchase price before closing adjustments and other costs was funded through draws on our bank credit facility.

We plan to continue the harness racing activities at Pocono Downs, commencing with the 2005 racing season, and to continue operating the OTW facilities. In addition, as a result of our acquisition of Pocono Downs, we have the right to apply for a Pennsylvania Category One slot machine license, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon receipt of a Category One license, we will pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of a Category One slot machine license. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines. We plan to expand Pocono Downs to include a new slot machine facility, which we anticipate will open in the fall of 2006. The new facility also is expected to include restaurants, lounges and a small entertainment venue. We expect to spend up to $175 million on the construction, furnishing and equipping of the new facility. We may commence our slot machine operations prior to completion of the new facility if the Pennsylvania Gaming Control Board issues us a conditional license to operate slot machines prior to the issuance of a permanent license.

We expect to draw the bulk of our customers at the slot machine facility from the 60-mile radius surrounding Pocono Downs. As a result, as more fully described below under “Competition from Other Gaming Operations,” we anticipate our primary competition for customers will come from other potential slot machine operations in Pennsylvania and potential Indian Gaming operations in southeastern New York, primarily in the Catskill Mountain region.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of two members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino will be owned by the Cowlitz Indian Tribe. Both Mohegan Ventures-NW and Salishan-Mohegan were designated as our unrestricted subsidiaries, which are not required to be guarantors of our debt obligations.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as provide assistance with the financing, of the Cowlitz Project and the agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement. The management agreement is for a period of seven years during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. According to the management agreement, we were granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and racinos in the state of Rhode Island, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. Following our acquisition of Pocono Downs in January 2005, we now also face existing and potential competition in the Pennsylvania gaming market. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for further detail regarding our current and projected competition from other gaming operations.

Recent Competitive Developments

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2004. Based on our internal preliminary estimates, we do not anticipate that any of the following developments will have a material impact on our revenues for the near future.

Connecticut

On February 1, 2005, the Mashantucket Pequot Tribe announced it plans to undertake a three-year, $700.0 million expansion at Foxwoods, which will add over two million square feet to the facility and will include an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion will include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. The project is expected to begin in the summer of 2005 and the facility is scheduled to open in the summer of 2008.

Rhode Island

On February 8, 2005, Wembley plc announced an agreement on the terms of a cash acquisition by BLB Investors, LLC, or BLB, of its United States division, Wembley Inc. Wembley Inc. owns and operates a pari-mutuel facility, Lincoln Park, in Rhode Island. BLB has announced intentions to spend approximately $125 million on renovations to Lincoln Park if the State of Rhode Island approves an increase in the number of authorized video slot machines at Lincoln Park from approximately 3,000 to approximately 4,750. The acquisition is subject to requisite court and shareholder approval and receipt of necessary regulatory approvals, as well as an agreement between BLB and the State of Rhode Island on revenue sharing at Lincoln Park.

New York

The New York state legislature passed a law in October 2001 authorizing as many as six gaming operations by Indian tribes in New York. Three of these operations may be located in the Catskill Mountains in Ulster County and/or Sullivan County. In early February 2005, New York Governor George Pataki submitted legislation to authorize the operation of up to five casinos in Ulster County and/or Sullivan County by Indian tribes.

Pennsylvania

In July 2004, Pennsylvania Governor Rendell signed legislation permitting up to 61,000 slot machines at 14 locations throughout the state. The legislation authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the Pennsylvania Gaming Control Board, or the PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The legislation also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a standalone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

In addition to Pocono Downs there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), and one harness racetrack, the Meadows located in Meadow Lands, near Pittsburgh (approximately 325 miles from Pocono Downs), currently operating. In addition, the Pennsylvania State Horse Racing Commission has approved a racing license for MTR Gaming to build a thoroughbred racetrack in Summit Township, near Erie (approximately 325 miles from Pocono Downs) and the Pennsylvania State Harness Racing Commission has approved a harness racing license for Harrah’s Entertainment, Inc, which has partnered with Chester Downs and Marina, LLC, to build a harness racetrack in Chester, approximately 115 miles from Pocono Downs. The Harness Racing Commission also has conducted hearings on competing proposals for a license for a new harness racetrack in Mahoning Township and South Beaver Township (approximately 280 and 300 miles from Pocono Downs, respectively). It has been reported that the Horse Racing Commission has received as many as five applications from proposed developers/property owners for the fourth and final new racing license permitted in Pennsylvania. However, under the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the Pennsylvania Gaming Act, the licensee would not be permitted to obtain a slot license.

Under the Pennsylvania Gaming Act, the PGCB will select the location of the five stand-alone slot facilities, so long as at least two of the stand-alone slot parlors are located in Philadelphia and one is located in Pittsburgh. The remaining two facilities will be selected by the PGCB from the list of applicants who submit applications for a slot license. There have been several reports of proposed locations for the two remaining stand-alone slot facilities, outside of Philadelphia and Pittsburgh. We cannot predict which owners of any of these proposed sites will receive gaming licenses or, accordingly, where any of the licensed facilities will be located or what impact, if any, they will have on our future Pocono Downs operations.

The reports include the following proposed locations:

•	Businessman Louis DeNaples recently purchased Mount Airy Lodge in Mount Pocono for approximately $25 million. The property consists of approximately 600 acres of land and is the location of a former resort facility. Although we are not aware of any official announcement from Mr. DeNaples regarding the proposed use or development of the property, newspaper reports have indicated that the site could be a potential location for a stand-alone slot facility. Mount Pocono is an approximately 40 mile drive from Pocono Downs.

•	BethWorks Now, a Pittsburgh-based group, has partnered with Las Vegas Sands, Inc, owners of the Venetian Resort and Casino in Las Vegas to acquire 135 acres of property in Bethlehem. The group has indicated that the plans for the property include a casino, 400,000-600,000 square feet of retail space and between 1,000-2,000 homes. The property is located approximately 70 miles from Pocono Downs.

•	Dr. Joseph Mattioli, owner of Pocono Raceway, a NASCAR racetrack located approximately 35 miles from Pocono Downs in Long Pond, has announced his intentions to seek one of the available licenses to operate a stand-alone slot facility. Dr. Mattioli has reportedly proposed a $300 million casino complex on the Pocono Raceway property that reportedly would include a slot parlor, convention hall, shops and restaurants adjacent to the racetrack. It also has been reported that if Dr. Mattioli is unable to obtain a stand-alone slot license, he will seek a resort license and will scale back the development plans for the Long Pond property.

•	Isle of Capri Casinos, Inc. of Biloxi Miss., operators of, among other things, casinos and riverboats in Mississippi, Iowa, Nevada, Missouri, Colorado and Louisiana, has reportedly been looking at sites in Lehigh Valley to locate a stand-alone slot facility. These sites are located approximately 60 miles from Pocono Downs.

•	The Mashantucket Pequot Tribe is reportedly working with a local developer on a proposal for its own Pennsylvania slot facility to be located near the interchange of Interstate 78 and Pennsylvania Route 412 in Bethlehem. Bethlehem is located approximately 70 miles from Pocono Downs.

•	Caesars Pocono Resorts, owned by Starwood Hotels, which operates four resorts in the Pocono Mountains, also has reportedly expressed an interest in one of the two slot licenses available for resort facilities. The closest of the four Caesars resorts to Pocono Downs is 40 miles away.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from full scale casino gaming operations by Indian Tribes in the Catskill Mountains of New York where New York Governor Pataki has recently indicated he would be interested in locating as many as five full scale Indian gaming facilities. The Catskills are approximately 90 miles from Pocono Downs.

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

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes minority interest, accretion of discount to the relinquishment liability, interest income, interest expense and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Note 6 to our condensed consolidated financial statements for a further discussion of how we account for the relinquishment liability.

Results of Operations

Summary Operating Results

The following table summarizes our results of operations (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Net revenues	$319,333	$307,050	$12,283	4.0%
Income from operations	60,440	52,540	7,900	15.0%
Net income	34,233	26,109	8,124	31.1%

The most important factors and trends contributing to our operating performance for the quarters ended December 31, 2004 and 2003 have been:

•	The strengthening of our brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rate;

•	Successful marketing programs and promotional events designed to increase targeted patron visitation;

•	Efficiencies achieved through the optimization of our labor force; and

•	The continuation of a cost reduction program initiated in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs.

Net revenues for the quarter ended December 31, 2004 compared to the same period in the prior year increased primarily as a result of continued growth in gaming revenues due primarily to continued expansion in public awareness of Mohegan Sun’s offerings and amenities, evidenced by an increase in patronage to the casino. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by Mohegan Sun, resulting in increased promotional allowances for the quarter ended December 31, 2004 compared to the same period in the prior year, which partially offsets the increase in the gross revenues.

Income from operations for the quarter ended December 31, 2004 compared to the same period in the prior year increased primarily as a result of the growth in net revenues offset by the increase in operating costs and expenses of 1.7%. Due partially to the increases in productivity and implementation of cost reduction programs mentioned above, our operating margin, or income from operations as a percentage of net revenues, increased to 18.9% for the quarter ended December 31, 2004 from 17.1% for the same period in the prior year.

Net income for the quarter ended December 31, 2004 compared to the same period in the prior year increased primarily as a result of the increase in income from operations.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Gaming	$288,197	$274,066	$14,131	5.2%
Food and beverage	22,429	22,574	(145)	-0.6%
Hotel	11,937	12,906	(969)	-7.5%
Retail, entertainment and other	26,696	24,974	1,722	6.9%

Total	$349,259	$334,520	$14,739	4.4%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Quarters Ended December 31,
	2004	2003
Gaming	82.5%	81.9%
Food and beverage	6.4%	6.7%
Hotel	3.4%	3.9%
Retail, entertainment and other	7.7%	7.5%

Total	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Quarters Ended December 31,
	2004	2003	Variance	Percentage Variance
Slot handle	$2,564	$2,462	$102	4.1%
Gross slot revenues	$208	$201	$7	3.5%
Net slot revenues	$201	$196	$5	2.6%
Weighted average number of slot machines (in units)	6,242	6,147	95	1.5%
Gross slot hold percentage	8.1%	8.2%	-0.1%	-1.2%
Gross slot win per unit per day (in dollars)	$363	$356	$7	2.0%
Table games drop	$513	$486	$27	5.6%
Table games revenues	$84	$76	$8	10.5%
Weighted average number of table games (in units)	290	272	18	6.6%
Table games hold percentage (1)	16.4%	15.7%	0.7%	4.5%
Table games revenue per unit per day	$3,153	$3,038	$115	3.8%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the quarter ended December 31, 2004 compared to the same period in the prior year increased primarily due to continued growth in table games revenues and net slot revenues. The increase in table games revenues and net slot revenues resulted primarily from the continued awareness of the Mohegan Sun brand in the Northeast United States gaming market, evidenced by the increased slot handle and table games drop. Table games hold percentage also increased significantly for the quarter ended December 31, 2004. Our growth in gross slot revenues was consistent with the Connecticut slot revenue market growth rate for the quarter ended December 31, 2004 of 3.6%. The State of Connecticut reported slot revenues of $401.2 million and $387.1 million for the quarters ended December 31, 2004 and 2003, respectively.

Food and beverage revenues for the quarter ended December 31, 2004 compared to the same period in the prior year decreased slightly as a result of a 1.4% decrease in the number of meals served, or food covers due partially to a shift in patron visitation to our tenant outlets from outlets owned by Mohegan Sun. The average price per meal was $13.40 and $13.38 for the quarters ended December 31, 2004 and 2003, respectively.

The following table presents data related to our hotel revenues:

	For the Quarters Ended December 31,
	2004	2003	Variance	Percentage Variance
Rooms occupied	94,200	93,400	800	0.9%
Average daily room rate (ADR)	$120	$133	$(13)	-9.8%
Occupancy rate	87%	86%	1%	1.2%
Revenue per available room (REVPAR)	$105	$114	$(9)	-7.9%

Hotel revenues decreased for the quarter ended December 31, 2004 compared to the same period in the prior year as a result of decreases in ADR and REVPAR partially offset by an increase in rooms occupied. The increase in rooms occupied and occupancy rate for the quarter ended December 31, 2004 was due primarily to an increase in promotional hotel rate programs directed to our casino patrons as a result of increased competition from hotels at Foxwoods and in Atlantic City, New Jersey. Management believes these patrons yield a greater gaming revenue contribution than group and transient hotel patrons. The promotional hotel rate programs extended to casino patrons provide lower room rates, which is reflected in the decrease in REVPAR and a 12.4% decrease in ADR for rooms provided to these patrons in the quarter ended December 31, 2004. The increased hotel occupancy tends to contribute to growth in gaming, food and beverage and retail, entertainment and other revenues that more than offsets the declines in ADR and REVPAR.

Retail, entertainment and other revenues increased for the quarter ended December 31, 2004 compared to the same period in the prior year primarily as a result of increased retail and other revenues of 17.1%, or $2.8 million, partially offset by a decrease in entertainment revenues of 12.8%, or $1.1 million. Retail and other revenues increased due to increases in the price per gallon of gasoline and number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center, as well as increases in retail revenues from our stores and rental revenues associated with third party tenant outlets at Mohegan Sun. Entertainment revenues decreased due to a fewer number of events held at the Mohegan Sun Arena during the quarter ended December 31, 2004 which led to a 16.3% decrease in the number of tickets sold. Arena events decreased from 28 events in the quarter ended December 31, 2003 to 22 events in the quarter ended December 31, 2004 partially due to the postponement of certain events which will be held in the second quarter of fiscal 2005.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$10,504	$10,940	$(436)	-4.0%
Hotel	3,636	3,597	39	1.1%
Retail, entertainment and other	15,786	12,933	2,853	22.1%

Total	$29,926	$27,470	$2,456	8.9%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Food and beverage	$10,825	$10,746	$79	0.7%
Hotel	1,740	1,491	249	16.7%
Retail, entertainment and other	11,724	9,826	1,898	19.3%

Total	$24,289	$22,063	$2,226	10.1%

Promotional allowances for the quarter ended December 31, 2004 increased due to higher retail, entertainment and other complimentaries partially offset by lower food and beverage complimentaries. The increase in retail, entertainment and other promotional allowances was due primarily to increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Gaming	$167,546	$160,021	$7,525	4.7%
Food and beverage	11,359	10,733	626	5.8%
Hotel	3,931	3,707	224	6.0%
Retail, entertainment and other	7,692	12,486	(4,794)	-38.4%
Advertising, general and administrative	46,820	43,953	2,867	6.5%
Corporate development	289	183	106	57.9%
Depreciation and amortization	21,256	23,427	(2,171)	-9.3%

Total	$258,893	$254,510	$4,383	1.7%

Gaming costs and expenses increased for the quarter ended December 31, 2004 compared to the same period in the prior year primarily as a result of increased costs related to a higher amount of complimentaries provided to casino patrons, the redemption of coupons and promotional gift cards at tenant retail outlets, patron marketing expenses and an increase in the slot win contribution payments to the State of Connecticut. We recorded expenses associated with the slot win contribution of $52.1 million and $50.3 million for the quarters ended December 31, 2004 and 2003, respectively.

Food and beverage costs and expenses increased for the quarter ended December 31, 2004 compared to the same period in the prior year due to higher operating costs associated with continuous improvements of our food and beverage services, partially offset by a decrease in medical group insurance costs.

Hotel costs and expenses increased for the quarter ended December 31, 2004 compared to the same period in the prior year primarily as a result of higher operating costs related to the increase in rooms occupied and hotel beautification projects.

Retail, entertainment and other costs and expenses decreased for the quarter ended December 31, 2004 compared to the same period in the prior year primarily due to a substantial decrease in entertainment expenses associated with the decrease in arena events for the quarter ended December 31, 2004, as well as a change in the mix of arena events. Entertainment complimentaries were also higher for the quarter ended December 31, 2004 resulting in a higher amount of entertainment costs and expenses being recorded in gaming costs and expenses than in the quarter ended December 31, 2003.

Advertising, general and administrative costs and expenses increased for the quarter ended December 31, 2004 compared to the same period in the prior year primarily as a result of increased labor and professional costs related to the expansion of the organizational structure and compliance with the Sarbanes-Oxley Act, partially offset by a decrease in advertising costs.

Depreciation and amortization for the quarter ended December 31, 2004 decreased primarily due to an increase in fully depreciated assets and a decrease in the placement of new capital assets into service.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Accretion of relinquishment liability discount (1)	$(6,867)	$(7,485)	$618	-8.3%
Interest income	103	34	69	202.9%
Interest expense	(19,170)	(19,001)	(169)	0.9%
Other income (expense)	(374)	21	(395)	-1880.0%

Total	$(26,308)	$(26,431)	$123	-0.5%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense increased for the quarter ended December 31, 2004 compared to the same period in the prior year as the result of an increase in weighted average interest rate partially offset by a decrease in weighted average outstanding debt. The weighted average interest rate for the quarter ended December 31, 2004 was 7.3% compared to 6.8% for the quarter ended December 31, 2003. The increase in our weighted average interest rate for the quarter ended December 31, 2004 was primarily the result of favorable interest settlements on our derivative instruments for the quarter ended December 31, 2003. The Authority did not hold any derivative instruments during the quarter ended December 31, 2004. Weighted average outstanding debt decreased to $1.05 billion from $1.12 billion for the quarter ended December 31, 2003, due to lower amounts of senior and senior subordinated notes outstanding partially offset by higher principal amounts borrowed and outstanding on our bank credit facility.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Accordingly, the results of operations for the quarter ended December 31, 2004 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$67,617	$65,951	$1,666	2.5%
Net cash used in investing activities	(22,597)	(13,498)	(9,099)	67.4%
Net cash used in financing activities	(22,994)	(29,617)	6,623	-22.4%

Net increase in cash and cash equivalents	$22,026	$22,836	$(810)	-3.5%

As of December 31, 2004 and September 30, 2004, we held cash and cash equivalents of $82.8 million and $60.8 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization. The increase in cash provided by operating activities for the quarter ended December 31, 2004 is attributable primarily to the increase in operating income after adjustments for non-cash items partially offset by higher working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, reduce our debt and provide distributions to the Tribe. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The decrease in cash used in financing activities for the quarter ended December 31, 2004 is attributable primarily to a $9.0 million increase in cash flows provided by net borrowings on the line of credit. The increase in cash used in investing activities for the quarter ended December 31, 2004 is attributable primarily to the $14.0 million payment made at execution of the Pocono Downs purchase agreement in October 2004, partially offset by a decrease in purchases of property and equipment in the quarter ended December 31, 2004. Please refer to “Capital Expenditures” below for further detail regarding our capital expenditures for the quarters ended December 31, 2004 and 2003.

External Sources of Liquidity

Notes. We previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2004, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the 1999 senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due January 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes; and $225.0 million outstanding in 7 1/8% senior subordinated notes due 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes. MBC is, and since January 2005, Mohegan Commercial Ventures PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. have become guarantors of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

On February 8, 2005, the Authority issued $250.0 million senior notes with fixed interest payable at a rate of 6 1/8% per annum, or the 2005 senior notes. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior notes mature on February 15, 2013. The first call date for the 2005 senior notes is February 15, 2009. Interest on the 2005 senior notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 senior notes are our uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 senior notes rank equally in right of payment with the 1999 senior notes and 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes (as referred to below). MBC January 2005, Mohegan Commercial Ventures PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. guarantors of the 2005 senior notes.

On February 8, 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6 7/8% per annum, or the 2005 senior subordinated notes. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes, the 2005 senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC Mohegan Commercial Ventures PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. guarantors of the 2005 senior subordinated notes.

Following the announcement of our agreement to acquire Pocono Downs, Standard and Poor’s Ratings Services downgraded the credit rating on our senior subordinated debt from BB- to B+, primarily to reflect an anticipated increase in our ratio of debt to earnings related to the additional financings needed to fund the Pocono Downs acquisition and subsequent development plans. Moody’s Investors Services maintained its rating of Ba3 on our senior subordinated debt. Both agencies maintained their ratings on our debt upon issuance of our 2005 senior notes and 2005 senior subordinated notes.

Bank Credit Facility. As of December 31, 2004, we had a loan agreement for up to $600.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility was comprised of a revolving loan of up to $450.0 million and a $150.0 million term loan, both of which mature on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts available under letters of credit. As of December 31, 2004, the amount available under letters of credit totaled $250,000, of which no amount was drawn. Pursuant to the terms of the bank credit facility, the term loan shall reduce by one-eleventh of the initial principal balance, or $13.6 million, beginning on September 30, 2005 and continuing each quarter thereafter. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. Also, pursuant to the terms of the bank credit facility, the term loan shall reduce automatically and permanently on the date and by the amount of any voluntary prepayment of the term loan. In December 2004, we made a prepayment of $13.6 million on the term loan, which effectively reduced the term loan commitment from $150.0 million to $136.4 million. Excluding limitations under the line of credit described below, we had $414.7 million available for borrowing under the bank credit facility as of December 31, 2004.

On February 8, 2005, we used the net proceeds from the issuance of the 2005 senior notes and the 2005 senior subordinated notes, as well as cash provided by operating activities, to repay $399.4 million of amounts outstanding under the bank credit facility, which included a $136.4 million payment to extinguish the remaining balance on the term loan and a $263.0 million payment to reduce amounts outstanding on the revolving loan. As a result of these payments, the total commitment under the bank credit facility was reduced from $600.0 million to $450.0 million, and we had $393.7 million available for borrowing thereunder (without taking into account covenants under the Line of Credit).

The bank credit facility is collateralized by a lien on substantially all of our assets; including the assets of Pocono Downs, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, Mohegan Commercial Ventures PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe causes us to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of the Authority’s assets to non-guarantor subsidiaries, limit the incurrence by us of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of December 31, 2004, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2004, we had $18.0 million in base rate loans and $153.4 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of December 31, 2004 were based on a one-month LIBOR rate of 2.41% plus an applicable spread of 2.0%. The base rate loans outstanding at December 31, 2004 were based on the bank’s prime rate of 5.25% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of December 31, 2004.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. At our option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of December 31, 2004, we were in compliance with all covenant requirements in the line of credit. The interest rate in effect at December 31, 2004 was 3.91% on the outstanding balance on the line of credit, which consisted of LIBOR loans.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $7.4 million for the quarter ended December 31, 2004, compared to $11.9 million for the quarter ended December 31, 2003. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures for furniture, fixtures and equipment totaled $7.4 million and $11.3 million for the quarters ended December 31, 2004 and 2003, respectively. For the quarter ended December 31, 2004, these expenditures were for the general maintenance of the Mohegan Sun facility. For the quarter ended December 31, 2003, these expenditures included $5.0 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations and $1.6 million in renovations and the purchase of equipment to add slot machines to our keno gaming area.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest. During the quarter ended December 31, 2003 capital expenditures totaled $610,000, with no amounts recorded as capitalized interest. There were no capital expenditures relating to Project Sunburst in the quarter ended December 31, 2004.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be between $45.0 million and $55.0 million for the 2005 fiscal year, comprised of approximately $6.0 million for the construction of the Uncas American Indian Grill which began in January 2005 and maintenance capital expenditures. We also anticipate that we will spend up to $175.0 million on the construction, furnishing and equipping of a new slot machine facility at Pocono Downs, in addition to paying a one-time $50.0 million fee to the Commonwealth of Pennsylvania upon receipt of a slot machine license.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility.

Interest Expense

For the quarters ended December 31, 2004 and 2003, we incurred the following in interest expense (in thousands):

	For the Quarters Ended December 31,
	2004	2003	Dollar Variance	Percentage Variance
Bank credit facility	$3,129	$1,766	$1,363	77.2%
1999 8 1/8% senior notes	284	4,062	(3,778)	-93.0%
1999 8 3/4% senior subordinated notes	—	115	(115)	-100.0%
2001 8 3/8% senior subordinated notes	342	3,141	(2,799)	-89.1%
2002 8% senior subordinated notes	5,000	5,000	—	0.0%
2003 6 3/8% senior subordinated notes	5,260	5,260	—	0.0%
2004 7 1/8% senior subordinated notes	4,008	—	4,008	—
WNBA note	62	53	9	17.0%
Line of credit	82	62	20	32.3%
Interest settlement - derivative instruments	—	(2,185)	2,185	100.0%
Reclassification of derivative instrument losses to earnings	—	184	(184)	-100.0%
Amortization of net deferred (gain) loss on sale of derivative instruments	219	(199)	418	210.1%
Amortization of debt issuance costs	784	1,742	(958)	-55.0%

Total interest expense	$19,170	$19,001	$169	0.9%

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $67.5 million and $70.0 million for fiscal year 2005 and 2006, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility. Immediately following the financing transaction on February 8, 2005, we had $393.7 million available for borrowing under the bank credit facility (without taking into account covenants under the Line of Credit).

Contractual Obligations and Commitments

Our future payment obligations as of December 31, 2004 related to our material debt and certain other contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,030,324	$17,645	$15,970	$503,364	$493,345
Pocono Downs purchase obligation (3)	266,000	266,000	—	—	—
Cowlitz Project obligations (4)	13,010	9,126	3,884	—	—

Total	$1,309,334	$292,771	$19,854	$503,364	$493,345

(1)	Amounts represent obligations expected to be incurred from January 1, 2005 to September 30, 2005.

(2)	Long-term debt includes maturities scheduled as of December 31, 2004 for our senior and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, taking into effect the refinancing of the term loan on February 8, 2005, and our other debt agreements, but excludes interest payments. Refer to Note 3 and Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q

(3)	Pocono Downs purchase obligation relates to the $280.0 million purchase price agreed upon with Penn National Gaming, Inc. for the acquisition of Pocono Downs, less the $14.0 million paid at execution of the purchase agreement. Refer to Note 5 and Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

(4)	Cowlitz Project obligations include land purchase option payments of $7.8 million and $3.9 million for the remaining 2005 and 2006 fiscal years, respectively, excluding interest payments. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Salishan-Mohegan also has a remaining obligation to incur up to $1.3 million for the development of the Cowlitz Project, which is expected to occur in the remaining 2005 fiscal year. Refer to Note 14 of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In addition to the contractual obligations described above, we have certain other contractual commitments as of December 31, 2004 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Slot Win Contribution (2)	$220,818	$435,573	$337,684	$884,492
Relinquishment commitments (3)	72,543	137,548	106,636	279,310
Priority distributions (4)	15,726	32,825	34,824	96,624
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$309,587	$606,946	$480,144	$1,262,926

(1)	Amounts represent payment commitments from October 1, 2004 to September 30, 2005.

(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years, although the agreement is perpetual in term.

(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of how the relinquishment payments are calculated.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patrons to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual patron receivables, considering the patron’s financial condition, credit history and current economic conditions. If the financial condition of patrons were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described under “—Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed at each balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ materially from those estimates.

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

Litigation

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in other current liabilities in our accompanying condensed consolidated balance sheets.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” or FAS 153. FAS 153 amends Opinion 29 to eliminate the exception for on monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of December 31, 2004, we had $171.4 million outstanding under the bank credit facility, of which $136.4 million was payable under a term loan. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Capital Spending-External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held, issued or terminated during the quarter ended December 31, 2004.

The following table provides information as of December 31, 2004 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates, taking into effect the refinancing of the term loan under the bank credit facility in February 2005. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for publicly traded fixed-rate debt instruments are based on quoted market prices as of December 31, 2004.

	Expected Maturity Date
	Remaining 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$2,550	$13,970	$—	$—	$330,000	$491,345	$837,865	$883,263
Average interest rate	9.5%	8.1%	—	—	6.4%	7.6%	7.1%
Variable Rate	$15,095	$1,000	$1,000	$172,364	$1,000	$2,000	$192,459	$192,459
Average interest rate	4.0%	5.0%	5.5%	5.7%	5.8%	6.0%	5.6%

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with, or furnished to, the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits to this Form 10-Q are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 14, 2005	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman and Member, Management Board

Date: February 14, 2005	By:	/s/ WILLIAM J. VELARDO
William J. Velardo
Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 14, 2005	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska
Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Senior Registration Rights Agreement, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., NationsBanc Montgomery Securities, LLC, SG Cowen Securities Corporation, Bear, Sterns & Co. Inc., BankBoston Robertson Stephens Inc. and Fleet Securities, Inc. (filed as Exhibit 4.5 to the 1999 Form S-4, and incorporated by reference herein).

4.7	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.8	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).
4.9	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).
4.10	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).
4.11	Registration Rights Agreement, dated July 26, 2001, among the Mohegan Tribal Gaming Authority, Salomon Smith Barney Inc., Banc of America Securities LLC, Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Capital Markets Corp., McDonald Investments Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 4.11 to the 2001 Form S-4, and incorporated by reference herein).
4.12	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).
4.13	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).
4.14	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).
4.15	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).
4.16	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).
4.17	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).
4.18	Registration Rights Agreement, dated February 20, 2002, among the Mohegan Tribal Gaming Authority, Banc of America Securities LLC, Salomon Smith Barney Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Commerzbank Securities, McDonald Investments Inc., Wells Fargo Brokerage Services, LLC and Credit Lyonnais Securities (filed as Exhibit 4.14 to the 2002 Form S-4, and incorporated by reference herein).
4.19	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.20	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).
4.21	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).
4.22	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).
4.23	Registration Rights Agreement, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, McDonald Investments Inc. and Commerzbank Capital Markets Corp. (filed as Exhibit 4.21 to the June 2003 10-Q, and incorporated by reference herein).
4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).
4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U. S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).
4.26	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).
4.27	Registration Rights Agreement, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, SG Americas Securities, LLC, Greenwich Capital Markets, Inc., McDonald Investments Inc., Caylon Securities (USA) Inc., Commerzbank Capital Markets Corp. and Wells Fargo Securities LLC (filed as Exhibit 4.21 to the June 2004 10-Q, and incorporated by reference herein).
4.28	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed herewith).
4.29	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).
4.30	Registration Rights Agreement, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Guarantors (as defined in the Registration Rights Agreement), Citigroup Global Markets Inc., Banc of America Securities LLC, SG Americas Securities, LLC, Greenwich Capital Markets, Inc., Caylon Securities (USA) Inc., McDonald Investments Inc., Wells Fargo Securities, LLC and Commerzbank Capital Markets Corp. (filed herewith).
4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed herewith).
4.32	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.33	Registration Rights Agreement, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Guarantors (as defined in the Registration Rights Agreement), Banc of America Securities LLC, Citigroup Global Markets Inc., SG Americas Securities, LLC, Greenwich Capital Markets, Inc., Caylon Securities (USA) Inc., McDonald Investments Inc., Wells Fargo Securities, LLC and Commerzbank Capital Markets Corp. (filed herewith).
10.1	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 14, 2004, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).
10.2	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).
10.3	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).