Form 10-Q
period 2005-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2005-05-19
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,885	$60,794
Receivables, net	14,193	13,230
Inventories	15,345	15,181
Other current assets	14,518	9,185

Total current assets	118,941	98,390

Non-current assets:
Property and equipment, net	1,336,634	1,328,132
Goodwill	39,459	—
Other intangible assets, net	341,208	127,550
Notes receivable from affiliate, net	5,113	2,760
Other assets, net	29,767	22,873

Total assets	$1,871,122	$1,579,705

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$35,529	$23,272
Current portion of relinquishment liability	88,033	88,530
Trade payables	23,360	25,710
Accrued interest payable	21,769	18,504
Other current liabilities	109,664	96,142

Total current liabilities	278,355	252,158

Non-current liabilities:
Long-term debt, net of current portion	1,256,845	1,003,051
Relinquishment liability, net of current portion	361,968	383,493
Other long-term liabilities	3,906	197

Total liabilities	1,901,074	1,638,899

Minority interest	1,879	1,845

Commitments and contingencies (Note 6)

Capital:
Retained deficit	(31,831)	(61,039)

Total capital	(31,831)	(61,039)

Total liabilities and capital	$1,871,122	$1,579,705

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004
Revenues:
Gaming	$284,395	$273,894	$572,592	$547,960
Food and beverage	20,733	21,372	43,162	43,946
Hotel	11,548	12,049	23,485	24,955
Retail, entertainment and other	23,302	20,794	49,998	45,768

Gross revenues	339,978	328,109	689,237	662,629

Less-Promotional allowances	(27,238)	(24,634)	(57,164)	(52,104)

Net revenues	312,740	303,475	632,073	610,525

Operating costs and expenses:
Gaming	160,781	148,138	328,327	308,159
Food and beverage	10,489	10,522	21,848	21,255
Hotel	3,600	3,725	7,531	7,432
Retail, entertainment and other	6,730	9,922	14,422	22,408
Advertising, general and administrative	47,777	42,816	92,491	86,177
Corporate expenses	3,068	1,713	5,463	2,488
Depreciation and amortization	22,314	23,574	43,570	47,001

Total operating costs and expenses	254,759	240,410	513,652	494,920

Income from operations	57,981	63,065	118,421	115,605

Other income (expense):
Accretion of relinquishment liability discount	(6,866)	(7,485)	(13,733)	(14,970)
Interest income	124	117	227	151
Interest expense	(22,282)	(20,668)	(41,452)	(39,669)
Loss on early extinguishment of debt	(280)	(248)	(280)	(248)
Other expense, net	(441)	(69)	(815)	(48)

Total other expense	(29,745)	(28,353)	(56,053)	(54,784)

Income before minority interest	28,236	34,712	62,368	60,821
Minority interest	94	—	195	—

Net income	$28,330	$34,712	$62,563	$60,821

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, December 31, 2004	$(43,240)	$—	$(43,240)
Net income	28,330		28,330
Distributions to Tribe	(16,921)		(16,921)

Balances, March 31, 2005	$(31,831)	$—	$(31,831)

Balances, September 30, 2004	$(61,039)	$—	$(61,039)
Net income	62,563		62,563
Distributions to Tribe	(33,355)		(33,355)

Balances, March 31, 2005	$(31,831)	$—	$(31,831)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, December 31, 2003	$(88,563)	$(119)	$(88,682)
Net income	34,712		34,712
Reclassification of derivative instrument losses to earnings		119	119

Total Comprehensive Income			34,831
Distributions to Tribe	(16,324)		(16,324)

Balances, March 31, 2004	$(70,175)	$—	$(70,175)

Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)
Net income	60,821		60,821
Reclassification of derivative instrument losses to earnings		303	303

Total Comprehensive Income			61,124
Distributions to Tribe	(32,404)		(32,404)

Balances, March 31, 2004	$(70,175)	$—	$(70,175)

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	March 31, 2005	March 31, 2004
Cash flows provided by (used in) operating activities:
Net income	$62,563	$60,821
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	43,570	47,001
Accretion of discount to the relinquishment liability	13,733	14,970
Cash paid for accretion of discount to the relinquishment liability	(14,352)	(15,883)
Loss on early extinguishment of debt	280	248
Payment of tender costs	—	(229)
Net loss on disposition of assets	819	51
Provision for losses on notes and accounts receivable	1,075	402
Amortization of debt issuance costs	1,603	3,440
Amortization of net deferred (gain) loss on settlement of derivative instruments	437	(315)
Reclassification of derivative instrument losses to earnings	—	303
Minority interest	(195)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,482)	388
Increase in inventories	(99)	(757)
Increase in other assets	(3,105)	(2,423)
Decrease in trade payables	(3,483)	(2,319)
Increase (decrease) in other current liabilities	12,679	(746)

Net cash flows provided by operating activities	114,043	104,952

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $315 and $50, respectively	(20,976)	(21,764)
Acquisition of Pocono Downs, net of cash acquired of $875	(280,114)	—
Proceeds from asset sales	151	48
Increase in notes receivable from affiliate	(2,941)	—
Issuance of third-party loans	(1,600)	(655)
Payments received on third-party loans	246	84

Net cash flows used in investing activities	(305,234)	(22,287)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	530,000	47,000
Bank Credit Facility repayments—revolving loan	(582,000)	(76,000)
Bank Credit Facility borrowings—term loan	58,333	—
Bank Credit Facility repayments—term loan	(150,000)	—
Line of credit borrowings	230,157	47,000
Line of credit repayments	(217,268)	(47,000)
Proceeds from the issuance of long-term debt	400,000	—
Payments on long-term debt	(2,000)	(6,241)
Minority interest contribution	229	—
Principal portion of relinquishment liability payments	(21,403)	(18,148)
Distributions to Tribe	(33,355)	(32,404)
Capitalized debt issuance costs	(7,403)	(30)
Net payments on the settlement of derivative instruments	—	(5,147)
Decrease in other long-term liabilities	(8)	(11)

Net cash flows provided by (used in) financing activities	205,282	(90,981)

Net increase (decrease) in cash and cash equivalents	14,091	(8,316)
Cash and cash equivalents at beginning of period	60,794	73,264

Cash and cash equivalents at end of period	$74,885	$64,948

Supplemental disclosures:
Cash paid during the period for interest	$36,697	$34,762

Acquisition: Pocono Downs
Fair value of assets acquired, including cash acquired of $875	$285,915	$—
Cash paid	$280,989	$—

Fair value of liabilities assumed	$4,926	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). On January 25, 2005, the Authority purchased Pocono Downs, a harness racing facility, and five off-track wagering (“OTW”) facilities located in Pennsylvania. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

As of March 31, 2005, the Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., and Mohegan Commercial Ventures PA, LLC (“MCV-PA”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds the remaining 99.99% limited partnership interest. The Pocono Downs entities own and operate the Pocono Downs harness racing and OTW facilities in Pennsylvania. The Authority views Mohegan Sun and the Pennsylvania properties as separate operating segments.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter and the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the year ended September 30, 2004. In addition, certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

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

NOTE 3—ACQUISITION OF POCONO DOWNS ENTITIES

On January 25, 2005, the Authority and its wholly owned subsidiary, MCV-PA, completed their acquisition of all the partnership interests in the Pocono Downs entities for approximately $281.0 million in cash. The Pocono Downs entities own Pocono Downs, a harness racing facility in Wilkes-Barre, Pennsylvania, and five OTW facilities also located in Pennsylvania. The results of operations for the Pocono Downs entities are included in the accompanying condensed consolidated financial statements from January 25, 2005.

As a result of the acquisition of Pocono Downs, the Authority has the right to apply for a Pennsylvania Category One slot machine license, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. The purchase agreement for the Pocono Downs entities includes a provision that would generally require the seller to repurchase all the partnerships interests in the entities, at the election of the Authority, if a Category One license has not been issued or has been denied to the Authority by July 1, 2006 as a result of the conduct of the seller or if no conditional or permanent licenses have been issued in Pennsylvania by July 1, 2006.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Authority has obtained and is in the process of reviewing a third party valuation, thus the allocation of the purchase price is subject to refinement. The right to obtain a Category One slot license was determined to be an intangible asset with an indefinite life apart from goodwill. Certain other intangible assets were identified in the valuation process, but were not separated from goodwill due to immateriality of the amounts. The goodwill, which is not subject to amortization, and intangible asset noted below, will be assessed periodically for impairment pursuant to FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

At January 25, 2005
(in thousands)
Current assets	$1,086
Property and equipment	31,370
Right to obtain a Category One slot license	214,000
Goodwill	39,459

Total assets acquired	285,915
Current liabilities	(4,926)

Total liabilities assumed	(4,926)

Net assets acquired	$280,989

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Unaudited pro forma financial information for the three and six months ended March 31, 2005 and 2004, as though the acquisition of the Pocono Downs entities had occurred on October 1, 2004, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenues	$313,694	$311,145	$640,131	$625,396
Net income	28,255	35,079	62,567	61,272

NOTE 4—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	March 31, 2005	September 30, 2004
Bank Credit Facility	$36,000	$179,667
1999 8 1/8% Senior Notes	13,970	13,970
2005 6 1/8% Senior Notes	250,000	—
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	—
WNBA Promissory Note	6,000	7,000
Line of Credit	17,974	5,086
Mortgage—Salishan-Mohegan	2,550	2,550
Note Payable—Salishan-Mohegan	—	1,000

Subtotal	1,297,839	1,030,618
Net deferred loss on derivative instruments sold	(3,857)	(4,295)
Fair market value of derivative instruments held	(1,608)	—

Total debt	$1,292,374	$1,026,323

Bank Credit Facility

As of March 31, 2005, the Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million, which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts available under letters of credit. As of March 31, 2005, the amount available under letters of credit totaled $309,070, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority had $413.7 million available for borrowing under the Bank Credit Facility as of March 31, 2005 (without taking into account covenants under the Line of Credit described below). On February 8, 2005, the Authority used the net proceeds from the issuance of the 2005 Senior Notes and the 2005 Senior Subordinated Notes, as well as cash provided by operating activities, to repay $399.4 million of amounts outstanding under the Bank Credit Facility, which included a $136.4 million payment to extinguish the remaining balance on the term loan and a $263.0 million payment to reduce amounts outstanding on the revolving loan. As a result of these payments, the total commitment under the Bank Credit Facility was reduced from $600.0 million to $450.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In October 2004, the Authority received the requisite consent of its lenders to Amendment No. 3 to its Bank Credit Facility. Amendment No. 3, among other things, provided for an increase in the total loan commitment from $382.7 million to $600.0 million, which included the $450.0 million revolving loan and a $150.0 million term loan, and permitted the Authority to make the Pocono Downs acquisition and certain other investments planned for Pocono Downs. Amendment No. 3 also modified certain provisions of the loan agreement, including the Authority’s covenants relating to total leverage ratio requirements.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, MCV-PA and the Pocono Downs entities. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of March 31, 2005, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2005, the Authority had $6.0 million in base rate loans and $30.0 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of March 31, 2005 were based on a one-month LIBOR rate of 2.87% plus an applicable spread of 2.0%. The base rate loans outstanding at March 31, 2005 were based on the bank’s prime rate of 5.75% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of March 31, 2005. Accrued interest, including commitment fees, on the Bank Credit Facility was $87,000 and $186,000 as of March 31, 2005 and September 30, 2004, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the 1999 Senior Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Notes mature on January 1, 2006. The 1999 Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and any capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the 1999 Senior Notes. The 1999 Senior Notes rank equally in right of payment with the 2005 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 1999 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 Senior Notes remain outstanding as of March 31, 2005. As of March 31, 2005 and September 30, 2004, accrued interest on the 1999 Senior Notes was $284,000 and $200,000, respectively.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes. The Authority has agreed to offer to exchange the 2005 Senior Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2005, accrued interest on the 2005 Senior Notes was $2.2 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2001 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of March 31, 2005. Accrued interest on the 2001 Senior Subordinated Notes was $342,000 and $280,000, as of March 31, 2005 and September 30, 2004, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2005 and September 30, 2004, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2005 and September 30, 2004, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment made on February 15, 2005. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2005 and September 30, 2004, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million and $2.6 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes. The Authority has agreed to offer to exchange the 2005 Senior Subordinated Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2005, accrued interest on the 2005 Senior Subordinated Notes was $1.5 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of March 31, 2005, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. As of March 31, 2005 and September 30, 2004, accrued interest on the WNBA Note was $44,000 and $134,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). At the Authority’s option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of March 31, 2005, the Authority was in compliance with all covenant requirements in the Line of Credit. As of March 31, 2005, the Authority had $7.0 million available for borrowing under the Line of Credit. The interest rate in effect at March 31, 2005 was 4.35% on the outstanding balance on the Line of Credit, which consisted of LIBOR loans.

Note and Mortgage Payables

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million and land purchase options with a note payable of $1.0 million. The mortgage payable

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2006. The note payable, including accrued interest of $150,000, was repaid at maturity on December 31, 2004. There was no accrued interest on the mortgage payable as of March 31, 2005 and September 30, 2004. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only.

Derivative instruments held by the Authority at March 31, 2005 are as follows (in thousands):

	Maturity Date	Notional Value	Estimated Fair Value
Interest rate swaps on 2005 Senior Notes due 2013
Six-month LIBOR plus 116 basis points	February 15, 2013	$50,000	$(956)
Six-month LIBOR plus 116 basis points	February 15, 2013	50,000	(945)
Six-month LIBOR plus 91 basis points	February 15, 2013	50,000	158
Six-month LIBOR plus 87 basis points	February 15, 2013	25,000	134
Six-month LIBOR plus 91 basis points	February 15, 2013	75,000	14

Subtotal		$250,000	(1,595)

Less: Accrued interest settlement earned on derivative instruments			13

Total			$(1,608)

Six-month LIBOR was 3.40% on March 31, 2005.

On March 10, 2005, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus a spread of 116 basis points and each hedging $50 million of the 2005 Senior Notes. On March 23, 2005, the Authority entered into three additional interest rate swap agreements, which are also based on LIBOR plus spreads of 87 to 91 basis points and hedging $50.0 million, $75.0 million and $25.0 million of the 2005 Senior Notes. Under this agreement, the Authority makes payments on the variable interest rate provided by the derivative instrument and receives payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualify for hedge accounting in accordance with SFAS 133, as amended, and are designated as fair value hedges. The net fair market value liability of the interest rate swap agreements of $1.6 million has adjusted the carrying value of the 2005 Senior Notes as of March 31, 2005. The Authority has classified the net fair market value liability into its current and non-current components on the condensed consolidated balance sheet, which resulted in $2.1 million recorded to other current assets and $3.7 million recorded to other long-term liabilities. An estimate of $13,000 for accrued interest settlements earned on these derivative instruments through March 31, 2005 has been recorded as an offset to interest expense and is included in other current assets in the condensed consolidated balance sheet.

In July 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. Also in July, 2003, the Authority entered into two other interest rate swap agreements, each based on six month

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. Under these agreements, the Authority made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter and six months ended March 31, 2005, the Authority recorded amortization of $233,000 and $466,000, respectively, on the deferred loss to interest expense. The Authority expects to record $933,000 as an offset to interest expense over the next twelve months.

In February 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. In March 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter and six months ended March 31, 2005, the Authority recorded amortization of $3,000 and $6,000, respectively, on the deferred loss to interest expense and expects to record $12,000 over the next twelve months as an offset to interest expense.

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the 1999 Senior Notes and two instruments each hedging $50.0 million of the 1999 Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the 1999 Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the 1999 Senior Notes, as adjusted for the tender of substantially all of the 1999 Senior Notes in August 2004. For the quarter and six months ended March 31, 2005, the Authority recorded amortization of $12,000 and $23,000, respectively, as an offset to interest expense and expects to record approximately $35,000 as an offset to interest expense over the next twelve months.

Letters of Credit

The Authority maintains uncollateralized letters of credit to satisfy potential workers’ compensation and overdue pari-mutuel wagering tax liabilities that may arise. The letters of credit expire on August 31, 2005 and January 25, 2006, respectively. As of March 31, 2005, no amounts were drawn on the letters of credit.

NOTE 5—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended March 31, 2005 and 2004, the Authority incurred $4.3 million and $4.1 million, respectively, and for the six months ended March 31, 2005 and 2004, incurred $8.6 million and $7.5 million, respectively, of expenses for such services. The Tribe, either through itself or one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and related purposes for Mohegan Sun. The Authority expensed $65,000 for each of the quarters ended March 31, 2005 and 2004, respectively, relating to these land lease agreements. For the six months ended March 31, 2005 and 2004, expenses for the land lease agreements totaled $130,000 and $118,000, respectively.

The Authority purchases the majority of its utilities from an entity owned by the Tribe, the Mohegan Tribal Utility Authority, including electricity, gas, water and sewer. The Authority incurred costs of $4.5 million and $4.4 million for such utilities during the quarters ended March 31, 2005 and 2004, respectively. During the six months ended March 31, 2005 and 2004, the Authority incurred costs of $8.5 million and $8.7 million, respectively.

NOTE 6—COMMITMENTS AND CONTINGENCIES:

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $50.2 million for each of the quarters ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, the expenses associated with the Slot Win Contribution totaled $102.3 million and $100.5 million, respectively. As of March 31, 2005 and September 30, 2004, outstanding Slot Win Contribution payments to the State of Connecticut totaled $17.6 million and $17.8 million, respectively.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $3.9 million for each of the quarters ended March 31, 2005 and 2004. For the six months ended March 31, 2005 and 2004, these payments totaled $7.8 million and $7.7 million, respectively.

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

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. The land purchase options permit Salishan-Mohegan to purchase land at specified closing dates no later than May 2005 and April 2006 for $7.8 million and $3.9 million, respectively, which are net of deposits paid prior to formation of Salishan-Mohegan by Salishan Company. Under the option agreements, Salishan-Mohegan also is required to make extension payments on the aggregate agreed-upon net purchase price of $11.7 million at an annual rate of 6.5%, with applicable portions payable on the respective closing dates or termination of the options agreements.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans, included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The Authority estimates the total cost of remediation to be approximately $1.6 million at March 31, 2005.

Horsemen’s Agreement

On January 25, 2005, Downs Racing, L.P. entered into an agreement with the Pennsylvania Harness Horsemen’s Association Inc., which represents owners, trainers and drivers at the Pocono Downs harness racing facility. The agreement governs all harness racing events and simulcasting and account wagering conducted at Pocono Downs and the five OTW facilities through December 31, 2010.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Erie OTW Settlement Agreement

As of December 31, 2004, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID” and collectively with MTR, “Presque Isle”) for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Downs Racing, L.P. will be required to convey the Erie OTW facility for such price if and when either of the following two conditions occur: (1) there is commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) there is receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 7—TCA AGREEMENTS:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2005, the carrying amount of the relinquishment liability was $450.0 million as compared to $472.0 million at September 30, 2004. The decrease during the six months ended March 31, 2005 is due to $35.7 million in relinquishment payments, offset by $13.7 million for the accretion of discount to the relinquishment liability. Of the $35.7 million in relinquishment payments, $21.4 million represents payment of principal and $14.3 million represents payment of the accretion of discount to the relinquishment liability. During the six months ended March 31, 2004, the Authority paid $34.0 million in relinquishment payments, consisting of $18.1 million in principal amounts and $15.9 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At March 31, 2005 and September 30, 2004, relinquishment payments earned but unpaid were $16.7 million and $18.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING

The Authority currently owns and operates the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operates the harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review the operating results, assess the performance and determine the proper allocation of resources of Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, Mohegan Sun and Pocono Downs, after the acquisition of the Pocono Downs entities in January 2005, which are also separate reporting segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Mohegan Sun	$306,496	$303,475	$625,829	$610,525
Pocono Downs	6,244	—	6,244	—

Total	$312,740	$303,475	$632,073	$610,525

Income from operations:
Mohegan Sun	$60,867	$64,778	$123,702	$118,093
Pocono Downs	182	—	182	—
Corporate expenses	(3,068)	(1,713)	(5,463)	(2,488)

Total	$57,981	$63,065	$118,421	$115,605

Accretion of discount to the relinquishment liability	(6,866)	(7,485)	(13,733)	(14,970)
Interest income	124	117	227	151
Interest expense	(22,282)	(20,668)	(41,452)	(39,669)
Loss on early extinguishment of debt	(280)	(248)	(280)	(248)
Other expense, net	(441)	(69)	(815)	(48)

Income before minority interest	28,236	34,712	62,368	60,821
Minority interest	94	—	195	—

Net income	$28,330	$34,712	$62,563	$60,821

	For the Six Months Ended March 31,
	2005	2004
Capital expenditures:
Mohegan Sun	$20,384	$21,814
Pocono Downs	907	—

Total	$21,291	$21,814

	March 31, 2005	September 30, 2004
Total assets:
Mohegan Sun	$1,573,307	$1,571,215
Pocono Downs (including goodwill of $39,459)	286,876	—
Other	10,939	8,490

	$1,871,122	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC, MCV-PA and the Pocono Downs entities. Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA Pocono Downs entities and the non-guarantor subsidiaries as of March 31, 2005 and September 30, 2004 and for the quarter and six months ended March 31, 2005 and 2004, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,300,864	$31,920	$3,850	$—	$1,336,634
Intercompany receivables	16,421	—	—	(16,421)	—
Investment in subsidiary	269,849	—	—	(269,849)	—
Other intangible assets, net	119,692	221,516	—	—	341,208
Other assets, net	144,743	41,498	7,039	—	193,280

Total assets	$1,851,569	$294,934	$10,889	$(286,270)	$1,871,122

LIABILITIES AND CAPITAL
Total current liabilities	$265,312	$9,470	3,573	$—	$278,355
Long-term debt, net of current portion	1,251,845	5,000	—	—	1,256,845
Relinquishment liability, net of current portion	361,968	—	—	—	361,968
Intercompany payables	—	291,259	6,123	(297,382)	—
Other long-term liabilities	3,906	—	—	—	3,906

Total liabilities	1,883,031	305,729	9,696	(297,382)	1,901,074
Minority interest in subsidiary	—	—	1,879	—	1,879
Total capital	(31,462)	(10,795)	(686)	11,112	(31,831)

Total liabilities and capital	$1,851,569	$294,934	$10,889	$(286,270)	$1,871,122

	As of September 30, 2004
	Authority	MBC	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,324,106	$176	$3,850	$—	$1,328,132
Intercompany receivables	8,930	—	—	(8,930)	—
Other assets, net	238,383	8,550	4,640	—	251,573

Total assets	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

LIABILITIES AND CAPITAL
Total current liabilities	$245,848	$2,021	4,289	$—	$252,158
Long-term debt, net of current portion	997,051	6,000	—	—	1,003,051
Relinquishment liability, net of current portion	383,493	—	—	—	383,493
Intercompany payables	—	6,206	2,724	(8,930)	—
Other long-term liabilities	197	—	—	—	197
Investment in subsidiaries	5,553	—	—	(5,553)	—

Total liabilities	1,632,142	14,227	7,013	(14,483)	1,638,899
Minority interest in subsidiary	—	—	1,845	—	1,845
Total capital	(60,723)	(5,501)	(368)	5,553	(61,039)

Total liabilities and capital	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months ended March 31, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$306,495	$6,245	$—	—	$312,740
Operating costs and expenses:
Gaming & other operations	177,401	4,199	—	—	181,600
Advertising, general and administrative	48,369	2,104	372	—	50,845
Depreciation and amortization	21,568	746	—	—	22,314

Total operating costs and expenses	247,338	7,049	372	—	254,759

Income (loss) from operations	59,157	(804)	(372)	—	57,981
Accretion of discount to the relinquishment liability	(6,866)	—	—	—	(6,866)
Interest expense	(18,525)	(3,757)	—	—	(22,282)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(4,711)	—	—	4,711	—
Other income (expense), net	(445)	1	127	—	(317)

Income (loss) before minority interest	28,330	(4,560)	(245)	4,711	28,236
Minority Interest	—		94	—	94

Net income (loss)	$28,330	$(4,560)	$(151)	$4,711	$28,330

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA.

	For the Six Months ended March 31, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$625,544	$6,628	$—	$(99)	$632,073
Operating costs and expenses:
Gaming & other operations	368,028	4,199	—	(99)	372,128
Advertising, general and administrative	94,240	2,979	735	—	97,954
Depreciation and amortization	42,635	935	—	—	43,570

Total operating costs and expenses	504,903	8,113	735	(99)	513,652

Income (loss) from operations	120,641	(1,485)	(735)	—	118,421
Accretion of discount to the relinquishment liability	(13,733)	—	—	—	(13,733)
Interest expense	(37,632)	(3,820)	—	—	(41,452)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(5,620)	—	—	5,620	—
Other income (expense), net	(813)	2	223	—	(588)

Income (loss) before minority interest	62,563	(5,303)	(512)	5,620	62,368
Minority Interest	—		195	—	195

Net income (loss)	$62,563	$(5,303)	$(317)	$5,620	$62,563

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months ended March 31, 2004
	Authority	MBC	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$303,459	$16	—	$303,475
Operating costs and expenses:
Gaming & Other Operations	172,080	227	—	172,307
Advertising, general and administrative	44,136	393	—	44,529
Depreciation and amortization	23,341	233	—	23,574

Total operating costs and expenses	239,557	853	—	240,410

Income (loss) from operations	63,902	(837)	—	63,065
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(20,617)	(51)	—	(20,668)
Loss on early extinguishment of debt	(248)	—	—	(248)
Loss on interests in subsidiaries	(887)	—	887	—
Other income (expense), net	47	1	—	48

Income (loss) before minority interest	34,712	(887)	887	34,712
Minority Interest	—		—	—

Net income (loss)	$34,712	$(887)	$887	$34,712

	For the Six Months ended March 31, 2004
	Authority	MBC	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$610,507	$18	—	$610,525
Operating costs and expenses:
Gaming & Other Operations	358,840	414	—	359,254
Advertising, general and administrative	88,076	589	—	88,665
Depreciation and amortization	46,536	465	—	47,001

Total operating costs and expenses	493,452	1,468	—	494,920

Income (loss) from operations	117,055	(1,450)	—	115,605
Accretion of discount to the relinquishment liability	(14,970)	—	—	(14,970)
Interest expense	(39,565)	(104)	—	(39,669)
Loss on early extinguishment of debt	(248)	—	—	(248)
Loss on interests in subsidiaries	(1,553)	—	1,553	—
Other income (expense), net	102	1	—	103

Income (loss) before minority interest	60,821	(1,553)	1,553	60,821
Minority Interest	—		—	—

Net income (loss)	$60,821	$(1,553)	$1,553	$60,821

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$111,358	$1,866	$819	$—	$114,043

Purchase of property and equipment	(20,008)	(968)	—	—	(20,976)
Acquisition of Pocono Down, net of cash acquired of $875	—	(280,114)	—	—	(280,114)
Other cash flows provided by (used in) investing activities	(4,154)	10	—	—	(4,144)

Net cash flows used in investing activities	(24,162)	(281,072)	—	—	(305,234)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	530,000	—	—	—	530,000
Bank Credit Facility repayments—revolving loan	(582,000)	—	—	—	(582,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	230,157	—	—	—	230,157
Line of credit repayments	(217,268)	—	—	—	(217,268)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Other cash flows provided by (used in) financing activities	(343,169)	280,001	(772)	—	(63,940)

Net cash flows provided by (used in) financing activities	(73,947)	280,001	(772)	—	205,282

Net decrease in cash and cash equivalents	13,249	795	47	—	14,091
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$73,655	$1,183	$47	$—	$74,885

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Six Months Ended March 31, 2004
	Authority	MBC	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$105,773	$(821)	$—	$104,952

Purchase of property and equipment	(21,730)	(34)	—	(21,764)
Other cash flows provided by (used in) investing activities	(523)	—	—	(523)

Net cash flows used in investing activities	(22,253)	(34)	—	(22,287)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	47,000	—	—	47,000
Bank Credit Facility repayments—revolving loan	(76,000)	—	—	(76,000)
Line of credit borrowings	47,000	—	—	47,000
Line of credit repayments	(47,000)	—	—	(47,000)
Other cash flows provided by (used in) financing activities	(62,481)	500	—	(61,981)

Net cash flows provided by (used in) financing activities	(91,481)	500	—	(90,981)

Net decrease in cash and cash equivalents	(7,961)	(355)	—	(8,316)
Cash and cash equivalents at beginning of period	72,690	574	—	73,264

Cash and cash equivalents at end of period	$64,729	$219	$—	$64,948

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of Mohegan Tribal Gaming Authority (“the Authority”) and its subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Authority’s management.

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

May 18, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun and the Pocono Downs facilities, dependence on existing management, local, regional, national or global economic climate, our leverage and ability to meet our debt service obligations, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. We also own Pocono Downs, one of only two harness racing facilities in Pennsylvania, located in Wilkes-Barre, as well as five Pennsylvania off-track wagering (OTW) facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,875 slot machines and 185 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,400 restaurant seats (which will increase to 1,700 restaurant seats upon completion of the new Uncas American Indian Grill, a 300-seat full-service restaurant and bar concept anticipated to open in July 2005);

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, six of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

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

Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired from subsidiaries of Penn National Gaming, Inc. all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities. The Pocono Downs entities own Pocono Downs, a harness racing facility located on approximately 400 acres in Wilkes-Barre, Pennsylvania as well as five Pennsylvania OTW’s located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track is scheduled to hold 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania. The approximately $280 million purchase price was funded through draws on our bank credit facility.

We are continuing the harness racing activities at Pocono Downs, with the 2005 racing season commencing in April 2005, and the pari-mutuel wagering activities at the OTW facilities. In addition, as a result of our acquisition of Pocono Downs, we have the right to apply for a Pennsylvania Category One slot machine license, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon receipt of such license, we would be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of the slot machine license. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines. We plan to expand Pocono Downs to include a new slot machine facility, which we anticipate will open in 2007. The new facility also is expected to include restaurants, retail stores, lounges and a small entertainment venue. We expect to spend up to $175 million on the construction, furnishing and equipping of the new facility. We may commence slot machine operations prior to completion of the new facility if the Pennsylvania Gaming Control Board issues us a conditional license to operate slot machines prior to the issuance of a permanent license.

An ongoing constitutional challenge to the manner in which the slots legislation was enacted remains pending before the Pennsylvania Supreme Court. It has been reported that such court will issue a decision in the near future, possibly around Memorial Day or shortly thereafter. The challenge has adversely impacted the Pennsylvania Gaming Control Board’s ability to hire and fill key positions, including General Counsel, Executive Director and Director of Enforcement. Recently, the chairman of the Gaming Control Board publicly indicated that, because of these hiring delays, the Gaming Control Board’s original schedule for issuing Category One conditional licenses by the end of the 2005 calendar year has changed to January or February of 2006.

We expect to draw the bulk of our customers at the slot machine facility from the 60-mile radius surrounding Pocono Downs. As a result, as more fully described below under “Competition from Other Gaming Operations”, we anticipate our primary competition for customers will come from other potential slot machine operations in Pennsylvania and potential Indian Gaming operations in southeastern New York, primarily in the Catskill Mountain region.

Other Diversification Projects

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

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement. The management agreement is for a period of seven years during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

Connecticut

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which will add over two million square feet to the facility and will include an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion will include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. The project is expected to begin in the summer of 2005, and the facility is scheduled to open in the summer of 2008.

On May 13, 2005, the United States Interior Board of Indian Appeals, or IBIA, overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. Reports indicate the IBIA noted several irregularities in the decision made by the Bureau of Indian Affairs, or BIA, including the use of state recognition to fulfill criteria in the tribal petitions. The recognition decisions have been remanded to the United States Secretary of the Interior for reconsideration. The Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively.

Rhode Island

In February 2005, Wembley plc announced an agreement on the terms of a cash acquisition by BLB Investors, LLC, or BLB, of its United States division, Wembley Inc. which owns and operates a pari-mutuel facility, Lincoln Park, in Rhode Island. BLB has announced intentions to spend approximately $125 million on renovations to Lincoln Park if the State of Rhode Island approves an increase in the number of authorized video slot machines at Lincoln Park from approximately 3,000 to approximately 4,750. The acquisition is subject to requisite court and shareholder approval and receipt of necessary regulatory approvals, as well as an agreement between BLB and the State of Rhode Island on revenue sharing at Lincoln Park.

In 2005, the Narragansett Tribe and an affiliate of Harrah’s Entertainment have announced their continued pursuit of a license to operate a casino in West Warwick, Rhode Island. At this time it is unclear if such efforts will meet legislative success or if such a venture would be constitutional under the State Constitution.

New York

The New York state legislature passed a law in October 2001 authorizing as many as six gaming operations by Indian tribes in New York. Three of these operations may be located in the Catskill Mountains in Ulster County and/or Sullivan County. In February 2005, New York Governor George Pataki submitted legislation to authorize the operation of up to five casinos in Ulster County and/or Sullivan County by Indian tribes. A recent United States Supreme Court decision has called into question the viability of certain Indian land claims in New York and, correspondingly, the sustainability of some of Governor Pataki’s gaming proposals.

Pennsylvania

In July 2004, Pennsylvania Governor Ed Rendell signed legislation permitting up to 61,000 slot machines at 14 locations throughout the state. The legislation authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the Pennsylvania Gaming Control Board, or the PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The legislation also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a standalone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

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

The reports include the following proposed locations:

•	In December 2004, businessman Louis DeNaples purchased Mount Airy Lodge in Mount Pocono for approximately $25 million. The property is the location of a former resort facility and includes approximately 210 acres of land, which it has been reported will be used for a new resort and casino complex. Although we are not aware of any official announcement from Mr. DeNaples regarding the proposed use or development of the property, newspaper reports have indicated that the site could be a potential location for a stand-alone slot facility with 2,400 to 3,000 machines and 200 hotel rooms. If approved, reported plans call for the facility to open in late 2006 or early 2007. Mount Pocono is an approximately 40 mile drive from Pocono Downs.

•	BethWorks Now, a Pittsburgh-based group, has partnered with Las Vegas Sands, Inc, owners of the Venetian Resort and Casino in Las Vegas to acquire 135 acres of property in Bethlehem. The group has indicated that the plans for the property include a casino, 400,000-600,000 square feet of retail space and between 1,000-2,000 homes. The property is located approximately 70 miles from Pocono Downs.

•	Dr. Joseph Mattioli, owner of Pocono Raceway, a NASCAR racetrack located approximately 35 miles from Pocono Downs in Long Pond, has announced his intentions to seek one of the available licenses to operate a stand-alone slot facility. Dr. Mattioli has reportedly proposed a $300 million casino complex on the Pocono Raceway property that reportedly would include a slot parlor, convention hall, shops and restaurants adjacent to the racetrack. It also has been reported that if Dr. Mattioli is unable to obtain a stand-alone slot license, he will seek a resort license and will scale back the development plans for the Long Pond property.

•	Isle of Capri Casinos, Inc. of Biloxi Miss., operators of, among other things, casinos and riverboats in Mississippi, Iowa, Nevada, Missouri, Colorado and Louisiana, has reportedly been looking at sites in Lehigh Valley to locate a stand-alone slot facility. These sites are located approximately 60 miles from Pocono Downs.

•	The Mashantucket Pequot Tribe is reportedly working with a local developer on a proposal for its own Pennsylvania slot facility to be located near the interchange of Interstate 78 and Pennsylvania Route 412 in Bethlehem. Bethlehem is located approximately 70 miles from Pocono Downs.

•	Caesars Pocono Resorts, owned by Starwood Hotels, which operates four resorts in the Pocono Mountains, also has reportedly expressed an interest in one of the two slot licenses available for resort facilities. The closest of the four Caesars resorts is 40 miles from Pocono Downs.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from full scale casino gaming operations by Indian Tribes in the Catskill Mountains of New York where Governor Pataki has indicated he would be interested in locating as many as five full scale Indian gaming facilities. The Catskills are approximately 90 miles from Pocono Downs.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno and racebook (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTW’s acquired on January 25, 2005);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses, and is comprised primarily of revenues from our slot machines and table games at Mohegan Sun. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Pursuant to the Mohegan Compact, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut. On a monthly basis, we also post this information on our website at www.mohegansun.com.

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

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenues represents the closing table games inventory plus table games drop and credit slips for coins, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table. Table games hold percentage is the table games revenues as a percentage of table games drop.

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

Promotional allowances

We operate a voluntary program for our guests at Mohegan Sun, without membership fees, called the Mohegan Sun Player’s Club. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of points are included in gross revenues when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues.

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

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes minority interest, accretion of discount to the relinquishment liability, interest income, interest expense, loss on early extinguishment of debt and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5 “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Note 7 to our condensed consolidated financial statements for a further discussion of how we account for the relinquishment liability.

Results of Operations

Summary Operating Results

We currently own and operate the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, the Pocono Downs properties, including the harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review the operating results, assess the performance and determine the proper allocation of resources of Mohegan Sun and the Pocono Downs properties on a separate basis. We, therefore, believe that we have two operating segments, Mohegan Sun and Pocono Downs, after the acquisition of the Pocono Downs properties in January 2005. The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$306,496	$303,475	$3,021	1.0%	$625,829	$610,525	$15,304	2.5%
Pocono Downs	6,244	—	6,244	—	6,244	—	6,244	—

Total	$312,740	$303,475	9,265	3.1%	$632,073	$610,525	$21,548	3.5%

Income from operations:
Mohegan Sun	$60,867	$64,778	$(3,911)	-6.0%	$123,702	$118,093	$5,609	4.7%
Pocono Downs	182	—	182	—	182	—	182	—
Corporate expenses	(3,068)	(1,713)	(1,355)	79.1%	(5,463)	(2,488)	(2,975)	119.6%

Total	$57,981	$63,065	$(5,084)	-8.1%	118,421	$115,605	$2,816	2.4%

Net income	$28,330	$34,712	$(6,382)	-18.4%	$62,563	$60,821	$1,742	2.9%

The most important factors and trends contributing to our operating performance for the quarter and six month periods ended March 31, 2005 and 2004 have been:

•	the negative impact on our performance for the quarter ended March 31, 2005 of increased adverse weather conditions in the northeastern United States;

•	the strengthening of our brand awareness in the Northeast gaming market, which is reflected in our table games revenue growth rate for the quarter ended March 31, 2005 and our table games and slot revenue growth rates for the six months ended March 31, 2005;

•	successful marketing programs and promotional events designed to increase targeted patron visitation;

•	efficiencies achieved through the optimization of our labor force; and

•	the continuation of a cost reduction program initiated in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs.

Net revenues for the quarter and six months ended March 31, 2005 increased primarily as a result of the continued growth in gaming revenues at Mohegan Sun, principally table games revenues, and the addition of $5.6 million in off-track wagering revenues as a result of the acquisition of the Pocono Downs entities. The increase in revenues was partially offset by an increase in promotional allowances discussed below for the quarter and six months ended March 31, 2005 compared to the same period in the prior year.

Income from operations for the quarter ended March 31, 2005 compared to the same period in the prior year decreased primarily as a result of several major storms in the northeastern United States, as well as increases in certain operating costs and expenses at Mohegan Sun. These increases in operating costs and expenses include increases in the reimbursement of gift cards and complimentaries redeemed at the Shops at Mohegan Sun, approximately $2.0 million in one-time expenses relating to the release of a new series of television commercials that began airing in the northeastern market during the second quarter of fiscal 2005, and increased costs related to the compliance requirements of the Sarbanes Oxley Act of 2002.

Income from operations for the six months ended March 31, 2005 compared to the same period in the prior year increased primarily as a result of the growth in net revenues offset by the increase in operating costs and expenses of 3.8%. Despite the negative impact of adverse weather conditions, our operating margin, or income from operations as a percentage of net revenues, remained relatively constant at 18.7% for the six months ended March 31, 2005 compared to 18.9% for the same period in the prior year, due partially to the increases in productivity and implementation of cost reduction programs mentioned above.

Net income for the quarter ended March 31, 2005 decreased primarily due to the decrease in income from operations and an increase in interest expense as a result of the increase in weighted average outstanding debt at March 31, 2005 compared to the same period in the prior year. Net income for the six months ended March 31, 2005 compared to the same period in the prior year increased primarily as a result of the increase in income from operations.

Gross	Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Gaming	$284,395	$273,894	$10,501	3.8%	$572,592	$547,960	$24,632	4.5%
Food and beverage	20,733	21,372	(639)	-3.0%	43,162	43,946	(784)	-1.8%
Hotel	11,548	12,049	(501)	-4.2%	23,485	24,955	(1,470)	-5.9%
Retail, entertainment and other	23,302	20,794	2,508	12.1%	49,998	45,768	4,230	9.2%

Total	$339,978	$328,109	$11,869	3.6%	$689,237	$662,629	$26,608	4.0%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
Gaming	83.6%	83.5%	83.1%	82.7%
Food and beverage	6.1%	6.5%	6.3%	6.6%
Hotel	3.4%	3.7%	3.4%	3.8%
Retail, entertainment and other	6.9%	6.3%	7.2%	6.9%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Variance	Percentage Variance	2005	2004	Variance	Percentage Variance
Slot handle	$2,334	$2,479	$(145)	-5.8%	$4,898	$4,941	$(43)	-0.9%
Gross slot revenues	$201	$201	$—	0.0%	$409	$402	$7	1.8%
Net slot revenues	$195	$194	$1	0.5%	$397	$390	$7	1.8%
Weighted average number of slot machines (in units)	6,272	6,248	24	0.4%	6,257	6,197	60	1.0%
Gross slot hold percentage	8.6%	8.1%	0.5%	6.2%	8.4%	8.1%	0.3%	3.7%
Gross slot win per unit per day (in dollars)	$357	$354	$3	0.8%	$360	$355	$5	1.4%

Table games drop	$506	$484	$22	4.5%	$1,020	$969	$51	5.2%
Table games revenues	$81	$77	$4	4.8%	$165	$153	$12	7.6%
Weighted average number of table games (in units)	290	285	5	1.8%	290	279	11	3.9%
Table games hold percentage (1)	16.0%	16.0%	0.0%	0.0%	16.2%	15.8%	0.4%	2.5%
Table games revenue per unit per day (in dollars)	$3,110	$2,982	$128	4.3%	$3,132	$3,009	$123	4.1%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the quarter and six months ended March 31, 2005 compared to the same period in the prior year increased primarily due to continued growth in table games revenues and net slot revenues and the addition of $5.6 million of off-track wagering revenues due to the acquisition of the Pocono Downs entities. The increase in table games revenues and net slot revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the Northeast United States gaming market.

Food and beverage revenues for the quarter and six months ended March 31, 2005 compared to the same period in the prior year decreased slightly as a result of a 7.6% and 4.5% decrease, respectively, in the number of meals served, or food covers, due to a shift in patron visitation to our tenant outlets from outlets owned by Mohegan Sun and the closure of two restaurants in the Casino of the Earth. The decrease in food covers was partially offset by an increase in the average price per meal, which was $13.20 and $12.92 for the quarters ended March 31, 2005 and 2004, respectively, and $13.30 and $13.15 for the six months ended March 31, 2005 and 2004, respectively.

The following table presents data related to our hotel revenues:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Variance	Percentage Variance	2005	2004	Variance	Percentage Variance
Rooms occupied	95,929	87,206	8,723	10.0%	190,106	180,570	9,536	5.3%
Average daily room rate (ADR)	$114	$129	$(15)	-11.6%	$117	$131	$(14)	-10.7%
Occupancy rate	90.6%	81.5%	9.1%	11.2%	88.8%	83.9%	4.9%	5.8%
Revenue per available room (REVPAR)	$103	$105	$(2)	-1.9%	$104	$110	$(6)	-5.5%

Hotel revenues decreased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year as a result of a decrease in ADR partially offset by an increase in occupancy rate. The increase in occupancy rate for the quarter and six months ended March 31, 2005 was due primarily to a higher utilization of the Mohegan Sun hotel by Player’s Club members. The Player’s Club program extended to casino patrons provides lower room rates, which is reflected in the decrease in REVPAR and a 9.7% and 10.6% decrease in ADR for rooms provided to these patrons in the quarter and six months ended March 31, 2005, respectively. The increased hotel occupancy tends to contribute to growth in gaming, food and beverage and retail, entertainment and other revenues that more than offsets the declines in ADR and REVPAR.

Retail, entertainment and other revenues increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily as a result of increased retail and other revenues of 20.2%, or $3.1 million for the quarter ended March 31, 2005 and 18.6%, or $5.9 million, for the six months ended March 31, 2005. This increase is partially offset by a decrease in entertainment revenues of 10.6%, or $600,000, for the quarter ended March 31, 2005 and 11.9%, or $1.7 million for the six months ended March 31, 2005. Retail and other revenues increased due to increases in the price per gallon of gasoline and number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center, as well as increases in retail revenues from our stores and rental revenues associated with third party tenant outlets at Mohegan Sun. Entertainment revenues decreased due to a fewer number of events held at the Mohegan Sun Arena during the quarter and six months ended March 31, 2005 which led to a 16.2% decrease in the number of tickets sold.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Food and beverage	$9,985	$10,096	$(111)	-1.1%	$20,489	$21,036	$(547)	-2.6%
Hotel	3,955	3,429	526	15.3%	7,591	7,026	565	8.0%
Retail, entertainment and other	13,298	11,109	2,189	19.7%	29,084	24,042	5,042	21.0%

Total	$27,238	$24,634	$2,604	10.6%	$57,164	$52,104	$5,060	9.7%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Food and beverage	$10,386	$9,939	$447	4.5%	$21,211	$20,685	$526	2.5%
Hotel	1,923	1,512	411	27.1%	3,663	3,003	660	22.0%
Retail, entertainment and other	10,212	8,764	1,448	16.5%	21,936	18,590	3,346	18.0%

Total	$22,521	$20,215	$2,306	11.4%	$46,810	$42,278	$4,532	10.7%

Promotional allowances for the quarter and six months ended March 31, 2005 increased due to the increase in redemption of retail, entertainment and other complimentaries. The increase in retail, entertainment and other promotional allowances was due primarily to increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Gaming	$160,781	$148,138	$12,643	8.5%	$328,327	$308,159	$20,168	6.5%
Food and beverage	10,489	10,522	(33)	-0.3%	21,848	21,255	593	2.8%
Hotel	3,600	3,725	(125)	-3.4%	7,531	7,432	99	1.3%
Retail, entertainment and other	6,730	9,922	(3,192)	-32.2%	14,422	22,408	(7,986)	-35.6%
Advertising, general and administrative	47,777	42,816	4,961	11.6%	92,491	86,177	6,314	7.3%
Corporate expenses	3,068	1,713	1,355	79.1%	5,463	2,488	2,975	119.6%
Depreciation and amortization	22,314	23,574	(1,260)	-5.3%	43,570	47,001	(3,431)	-7.3%

Total	$254,759	$240,410	$14,349	6.0%	$513,652	$494,920	$18,732	3.8%

Gaming costs and expenses increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily as a result of increased costs related to a higher amount of complimentaries provided to casino patrons, which results in a higher amount of expenses allocated to gaming from the other cost centers, the reimbursement of gift cards and complimentaries redeemed at tenant retail outlets, patron marketing expenses and the addition of gaming expense associated with the operation of the OTW facilities at the Pocono Downs entities.

Food and beverage costs and expenses decreased for the quarter ended March 31, 2005 compared to the same period in the prior year due to a decrease in medical group insurance costs and a decrease in cost of goods sold at Mohegan Sun related to the decrease in food covers, partially offset by the addition of food and beverage expenses associated with the operation of food and beverage outlets at the Pocono Downs entities. Food and beverage costs and expenses increased for the six months ended March 31, 2005 compared to the same period in the prior year due to higher operating costs associated with continuous improvements of our food and beverage services at Mohegan Sun and the addition of expenses associated with the operation of the food and beverage outlets at the Pocono Downs entities, partially offset by a decrease in medical group insurance costs.

Hotel costs and expenses decreased for the quarter ended March 31, 2005 compared to the same period in the prior year primarily as a result of increased hotel complimentaries for the quarter ended March 31, 2005 resulting in a higher amount of hotel costs and expenses being recorded in gaming costs and expenses than in the quarter ended March 31, 2004, as evidenced by the increase in hotel occupancy, partially offset by higher operating costs related to the increase in rooms occupied. Hotel costs and expenses increased for the six months ended March 31, 2005 compared to the same period in the prior year primarily as a result of higher operating costs related to the increase in rooms occupied and hotel beautification projects, partially offset by increased hotel complimentaries for the six months ended March 31, 2005 resulting in a higher amount of hotel costs and expenses being recorded in gaming costs and expenses than in the six months ended March 31, 2004.

Retail, entertainment and other costs and expenses decreased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily due to a decrease in entertainment expenses associated with the decrease in arena events for the quarter and six months ended March 31, 2005, as well as a change in the mix of arena events. Entertainment complimentaries provided to patrons at Mohegan Sun were also higher for the quarter and six months ended March 31, 2005, resulting in a higher amount of entertainment costs and expenses being recorded in gaming costs and expenses than in the quarter and six months ended March 31, 2004.

Advertising, general and administrative costs and expenses increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily as a result of increased labor costs, approximately $2.0 million in one-time expenses relating to the release of a new series of television commercials that began airing in the northeastern market during the second quarter of fiscal 2005 and the addition of advertising, general and administrative costs and expenses associated with the operation of our Pocono Downs entities.

Corporate costs and expenses increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily as a result of increased labor and professional costs related to the formation of the corporate organizational structure and expenses incurred in complying with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization for the quarter and six months ended March 31, 2005 decreased primarily due to an increase in fully depreciated assets and the timing of placement of new capital assets into service.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(6,866)	$(7,485)	$619	-8.3%	$(13,733)	$(14,970)	$1,237	-8.3%
Interest income	124	117	7	6.0%	227	151	76	50.3%
Interest expense	(22,282)	(20,668)	(1,614)	7.8%	(41,452)	(39,669)	(1,783)	4.5%
Loss on early extinguishment of debt	(280)	(248)	(32)	12.9%	(280)	(248)	(32)	12.9%
Other expense, net	(441)	(69)	(372)	539.1%	(815)	(48)	(767)	1597.9%

Total	$(29,745)	$(28,353)	$(1,392)	4.9%	$(56,053)	$(54,784)	$(1,269)	2.3%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year primarily as the result of an increase in weighted average outstanding debt. Weighted average outstanding debt increased to $1.23 billion from $1.11 billion for the quarter ended March 31, 2005, and $1.14 billion from $1.11 billion for the six months ended March 31, 2005, due to the acquisition of Pocono Downs for approximately $280.0 million. The weighted average interest rate for the quarter ended March 31, 2005 was 7.2% compared to 7.5% for the quarter ended March 31, 2004. The weighted average interest rate for the six months ended March 31, 2005 was 7.3% compared to 7.1% for the six months ended March 31, 2004. The decrease in our weighted average interest rate for the quarter ended March 31, 2005 was primarily the result of lower interest rates on our fixed rate debt. The increase in our weighted average interest rate for the six months ended March 31, 2005 was primarily the result of favorable interest settlements received on our derivative instruments for the six months ended March 31, 2004.

Loss on early extinguishment of debt associated with the repayment of our term loan under the bank credit facility was $280,000 for the quarter and six months ended March 31, 2005. Loss on early extinguishment of debt associated with the tender of our remaining $5.2 million 8 3/4% senior subordinated notes was $248,000 in the quarter and six months ended March 31, 2004.

Other expenses, net, increased for the quarter and six months ended March 31, 2005 compared to the same period in the prior year due to an increase in the loss on disposal of property and equipment.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and closing in November. Accordingly, the results of operations for the quarter and six months ended March 31, 2005 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2005	2004	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$114,043	$104,952	$9,091	8.7%
Net cash used in investing activities	(305,234)	(22,287)	(282,947)	1269.6%
Net cash provided by (used in) financing activities	205,282	(90,981)	296,263	-325.6%

Total	$14,091	$(8,316)	$22,407	-269.4%

As of March 31, 2005 and September 30, 2004, we held cash and cash equivalents of $74.9 million and $60.8 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization. The increase in cash provided by operating activities for the six months ended March 31, 2005 is attributable primarily to the decrease in working capital requirements partially offset by a decrease in operating income after adjustments for non-cash items.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash provided by financing activities for the six months ended March 31, 2005 is attributable primarily to the issuance of debt to fund the approximately $281.0 million acquisition costs for Pocono Downs. The increase in cash used in investing activities for the six months ended March 31, 2005 is attributable primarily to the acquisition of Pocono Downs for $280.1 million, net of cash received of $875,000.

External Sources of Liquidity

Notes. We financed the purchase of Pocono Downs and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2005, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the 1999 senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes. Refer to Note 4 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

On February 8, 2005, we issued $250.0 million senior notes with fixed interest payable at a rate of 6 1/8% per annum. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior notes mature on February 15, 2013. The first call date for the 2005 senior notes is February 15, 2009. Interest on the 2005 senior notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 senior notes are our uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 senior notes rank equally in right of payment with the 1999 senior notes and 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes (as referred to below). MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 senior notes.

On February 8, 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6 7/8% per annum. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes, the 2005 senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 senior subordinated notes.

Bank Credit Facility. As of March 31, 2005, we had a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $450.0 million which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts available under letters of credit. As of March 31, 2005, the amount available under letters of credit totaled $309,070, of which no amount was drawn. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. On February 8, 2005, we used the net proceeds from the issuance of the 2005 senior notes and the 2005 senior subordinated notes, as well as cash provided by operating activities, to repay $399.4 million of amounts outstanding under the bank credit facility, which included a $136.4 million payment to extinguish the remaining balance on the $150.0 million term loan and a $263.0 million payment to reduce amounts outstanding on the revolving loan. As a result of these payments, the total commitment under the bank credit facility was reduced from $600.0 million to $450.0 million, and we had $413.7 million available for borrowing thereunder as of March 31, 2005 (without taking into account covenants under the line of credit discussed below).

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, MCV-PA and the Pocono Downs entities. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of March 31, 2005, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2005, we had $6.0 million in base rate loans and $30.0 million in LIBOR rate loans outstanding. The LIBOR rate loans outstanding as of March 31, 2005 were based on a one-month LIBOR rate of 2.87% plus an applicable spread of 2.0%. The base rate loans outstanding at March 31, 2005 were based on the bank’s prime rate of 5.75% plus an applicable spread of 0.75%. The applicable spread for commitment fees was 0.5% as of March 31, 2005.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. At our option, each advance accrues interest on the basis of the bank’s variable prime rate or on the basis of seven or thirty day LIBOR, plus the applicable spread at the time the advance is made pursuant to the terms of the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of March 31, 2005, we were in compliance with all covenant requirements in the line of credit. The interest rate in effect at March 31, 2005 was 4.35% on the outstanding balance on the line of credit, which consisted of LIBOR loans. As of March 31, 2005, we had $7.0 million available for borrowing under the line of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $21.3 million for the six months ended March 31, 2005, compared to $21.8 million for the six months ended March 31, 2004. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures at Mohegan Sun for furniture, fixtures and equipment totaled $20.4 million and $20.7 million for the six months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005, these expenditures were for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill discussed below. For the six months ended March 31, 2004, these expenditures included $7.3 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations and the purchase of equipment to add slot machines to our keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest. During the quarter ended March 31, 2004 capital expenditures totaled $748,000, with no amounts recorded as capitalized interest. There were no capital expenditures relating to Project Sunburst in the six months ended March 31, 2005.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 for the six months ended March 31, 2004. There were no capital expenditures relating to the Thames and Indian Summer parking garages in the six months ended March 31, 2005.

•	Capital expenditures at Pocono Downs totaled $907,000 from the date of acquisition to March 31, 2005 and were comprised primarily of design fees for the planned slot machine facility.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $45.0 million for the 2005 fiscal year, comprised of approximately $7.0 million for the construction of the Uncas American Indian Grill which began in January 2005 and maintenance capital expenditures. We also anticipate that we will spend up to $175.0 million on the construction, furnishing and equipping of a new slot machine facility at Pocono Downs, in addition to paying a one-time $50.0 million fee to the Commonwealth of Pennsylvania upon receipt of a slot machine license. In fiscal year 2005, we expect to incur approximately $10.0 million in capital expenditures at Pocono Downs, comprised primarily of design fees for the planned slot machine facility.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility.

Interest Expense

For the quarters ended March 31, 2005 and 2004, we incurred the following in interest expense (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
Bank credit facility	$2,442	$1,799	$5,572	$3,565
1999 8 1/8% senior notes	368	4,062	652	8,125
2005 6 1/8% senior notes	2,169	—	2,169	—
1999 8 3/4% senior subordinated notes	—	19	—	134
2001 8 3/8% senior subordinated notes	404	3,141	747	6,281
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,201	5,259	10,460	10,519
2004 7 1/8% senior subordinated notes	4,008	—	8,015	—
2005 6 7/8% senior subordinated notes	1,461	—	1,461	—
WNBA note	62	51	125	104
Line of credit	141	3	224	65
Interest settlement—derivative instruments	(13)	(367)	(13)	(2,552)
Reclassification of derivative instrument losses to earnings	—	119	—	303
Amortization of net deferred (gain) loss on sale of derivative instruments	219	(115)	437	(315)
Amortization of debt issuance costs	820	1,697	1,603	3,440

Total interest expense	$22,282	$20,668	$41,452	$39,669

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $67.5 million and $70.0 million for fiscal year 2005 and 2006, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility. As of March 31, 2005 we had $413.7 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations as of March 31, 2005 related to our material debt and certain other contractual obligations and the timing of those payments are set forth below.

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,297,839	$17,974	$18,520	$368,000	$893,345
Cowlitz Project obligations (3)	15,512	10,441	5,071	—	—
Pocono Downs obligation (4)	575	575	—	—	—

Total	$1,313,926	$28,990	$23,591	$368,000	$893,345

(1)	Amounts represent obligations expected to be incurred from April 1, 2005 to September 30, 2005.
(2)	Long-term debt includes maturities scheduled as of March 31, 2005 for our senior and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q
(3)	Cowlitz Project obligations include land purchase option payments of $7.8 million and $3.9 million for the remaining 2005 and 2006 fiscal years, respectively, excluding interest payments. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Salishan-Mohegan also has a remaining obligation to incur up to $3.9 million for the development of the Cowlitz Project, which is expected to occur in the remaining 2005 fiscal year and fiscal year 2006. Refer to Note 14 of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(4)	Pocono Downs obligations include a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.6 million, for which the former owner of Pocono Downs, Penn National Gaming, Inc., is liable for the first $1.0 million of the total cost. These costs are expected to be incurred in the remaining 2005 fiscal year. Refer to Note 6 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on this environmental matter.

In addition to the contractual obligations described above, we have certain other contractual commitments as of March 31, 2005 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Slot Win Contribution (2)	$220,818	$435,573	$337,684	$884,492
Relinquishment commitments (3)	72,543	137,548	106,636	279,310
Priority distributions (4)	15,726	32,825	34,824	96,624
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$309,587	$606,946	$480,144	$1,262,926

(1)	Amounts represent payment commitments from October 1, 2004 to September 30, 2005.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The amounts shown in this table are estimates of the required payments for the next ten years, although the agreement is perpetual in term.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. The amounts shown in this table are estimates of the required payments for the next ten years and have been calculated in accordance with the relinquishment agreement. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of how the relinquishment payments are calculated.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 6 to our condensed consolidated financial statements for a further discussion of the priority distribution agreement. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. The amounts included in the table are estimates of the required payments for the next ten years and, while this agreement is perpetual in term, for the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.30%.
(5)	We have an agreement with the town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

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

Derivative Instruments

We use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We do not believe there is any material risk exposure with respect to the derivative instruments we currently hold. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of Pocono Downs is not subject to amortization but will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of Pocono Downs and the WNBA franchise are assessed periodically for impairment pursuant to appropriate accounting standards.

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

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the hospitality and gaming industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hospitality and gaming industry in general.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” or FAS 153. FAS 153 amends Opinion 29 to eliminate the exception for on monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of March 31, 2005, we had $36.0 million outstanding under the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Capital Spending–External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes.

On March 10, 2005, we entered into two interest rate swap agreements, each based on six-month LIBOR plus a spread of 116 basis points and each hedging $50 million of the 2005 senior notes. On March 23, 2005, we entered into three additional interest rate swap agreements, which also are based on six-month LIBOR plus spreads of 87 to 91 basis points and hedging $50 million, $75.0 million and $25.0 million of the 2005 senior notes. Under this agreement, we make payments on the variable interest rate provided by the derivative instrument and receive payments equal to the fixed interest rate on the debt being hedged.

The following table provides information as of March 31, 2005 about our current financial instruments (debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the cash flows to be exchanged under the interest rate swap agreements. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of March 31, 2005. Fair values for interest rate swaps are based on net present value calculations for projected cash flows under the swap agreements using the implied forward rates.

Expected Maturity Date

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$16,520	$—	$—	$330,000	$891,345	$1,237,865	$1,246,240
Average interest rate	—	8.3%	—	—	6.4%	7.1%	6.9%
Variable Rate	$17,974	$1,000	$1,000	$37,000	$1,000	$2,000	$59,974	$59,974
Average interest rate	4.4%	5.4%	6.2%	6.8%	6.5%	6.8%	6.0%

Interest Rate Derivatives
Interest Rate Swaps:
Fixed to Variable	$—	$—	$—	$—	$—	$250,000	$250,000	$(1,595)
Average pay rate	—	—	—	—	—	5.9%	5.9%
Average receive rate	—	—	—	—	—	6.1%	6.1%

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

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 19, 2005	By:	/s/ MARK F. BROWN
Mark F. Brown Chairman and Member, Management Board

Date: May 19, 2005	By:	/s/ WILLIAM J. VELARDO
William J. Velardo Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 19, 2005	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.8	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.9	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.10	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.11	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.12	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.13	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.25	Registration Rights Agreement, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Guarantors (as defined in the Registration Rights Agreement), Citigroup Global Markets Inc., Banc of America Securities LLC, SG Americas Securities, LLC, Greenwich Capital Markets, Inc., Caylon Securities (USA) Inc., McDonald Investments Inc., Wells Fargo Securities, LLC and Commerzbank Capital Markets Corp. (filed as Exhibit 4.30 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.27	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

4.28	Registration Rights Agreement, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Guarantors (as defined in the Registration Rights Agreement), Banc of America Securities LLC, Citigroup Global Markets Inc., SG Americas Securities, LLC, Greenwich Capital Markets, Inc., Caylon Securities (USA) Inc., McDonald Investments Inc., Wells Fargo Securities, LLC and Commerzbank Capital Markets Corp. (filed as Exhibit 4.33 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).