Form 10-Q
period 2005-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2005-08-10
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$77,596	$60,794
Receivables, net	16,578	13,230
Inventories	16,010	15,181
Other current assets	12,919	9,185

Total current assets	123,103	98,390

Non-current assets:
Property and equipment, net	1,328,853	1,328,132
Goodwill	39,459	—
Other intangible assets, net	340,578	127,550
Notes receivable from affiliate, net	8,155	2,760
Other assets, net	29,077	22,873

Total assets	$1,869,225	$1,579,705

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$36,699	$23,272
Current portion of relinquishment liability	98,496	88,530
Trade payables	21,504	25,710
Accrued interest payable	33,982	18,504
Other current liabilities	106,378	96,142

Total current liabilities	297,059	252,158

Non-current liabilities:
Long-term debt, net of current portion	1,230,235	1,003,051
Relinquishment liability, net of current portion	350,041	383,493
Other long-term liabilities	183	197

Total liabilities	1,877,518	1,638,899

Minority interest	2,100	1,845

Commitments and contingencies (Note 6)

Capital:
Retained deficit	(10,393)	(61,039)

Total capital	(10,393)	(61,039)

Total liabilities and capital	$1,869,225	$1,579,705

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004
Revenues:
Gaming	$309,325	$280,274	$881,917	$828,234
Food and beverage	23,650	22,267	66,812	66,213
Hotel	12,845	12,857	36,330	37,812
Retail, entertainment and other	29,380	24,062	79,378	69,830

Gross revenues	375,200	339,460	1,064,437	1,002,089
Less-Promotional allowances	(32,677)	(27,561)	(89,841)	(79,665)

Net revenues	342,523	311,899	974,596	922,424

Operating costs and expenses:
Gaming	174,268	156,442	502,595	464,601
Food and beverage	10,958	10,790	32,806	32,045
Hotel	4,249	3,615	11,780	11,047
Retail, entertainment and other	9,825	8,565	24,247	30,973
Advertising, general and administrative	49,369	45,845	141,860	132,022
Corporate expenses	2,847	860	8,310	3,348
Depreciation and amortization	22,307	24,301	65,877	71,302

Total operating costs and expenses	273,823	250,418	787,475	745,338

Income from operations	68,700	61,481	187,121	177,086

Other income (expense):
Accretion of discount to the relinquishment liability	(6,867)	(7,485)	(20,600)	(22,455)
Interest income	189	23	416	174
Interest expense	(23,423)	(20,407)	(64,875)	(60,076)
Loss on early extinguishment of debt	—	—	(280)	(248)
Other expense, net	(325)	(797)	(1,140)	(845)

Total other expense	(30,426)	(28,666)	(86,479)	(83,450)

Income before minority interest	38,274	32,815	100,642	93,636
Minority interest	237	—	432	—

Net income	$38,511	$32,815	$101,074	$93,636

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, March 31, 2005	$(31,831)	$—	$(31,831)
Net income	38,511		38,511
Distributions to Tribe	(17,073)		(17,073)

Balances, June 30, 2005	$(10,393)	$—	$(10,393)

Balances, September 30, 2004	$(61,039)	$—	$(61,039)
Net income	101,074		101,074
Distributions to Tribe	(50,428)		(50,428)

Balances, June 30, 2005	$(10,393)	$—	$(10,393)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, March 31, 2004	$(70,175)	$—	$(70,175)
Net income	32,815		32,815
Distributions to Tribe	(16,306)		(16,306)

Balances, June 30, 2004	$(53,666)	$—	$(53,666)

Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)
Net income	93,636		93,636
Reclassification of derivative instrument losses to earnings		303	303

Total comprehensive income			93,939
Distributions to Tribe	(48,710)		(48,710)

Balances, June 30, 2004	$(53,666)	$—	$(53,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	June 30, 2005	June 30, 2004
Cash flows provided by (used in) operating activities:
Net income	$101,074	$93,636
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	65,877	71,302
Accretion of discount to the relinquishment liability	20,600	22,455
Cash paid for accretion of discount to the relinquishment liability	(17,785)	(19,625)
Loss on early extinguishment of debt	280	248
Payment of tender costs	—	(229)
Net loss on disposition of assets	1,145	845
Provision for losses on notes and accounts receivable	2,008	489
Amortization of debt issuance costs	2,351	4,854
Amortization of net deferred (gain) loss on settlement of derivative instruments	609	(276)
Reclassification of derivative instrument losses to earnings	—	303
Minority interest	(432)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,057)	2,905
Increase in inventories	(764)	(1,039)
Increase in other assets	(3,543)	(358)
Decrease in trade payables	(5,487)	(3,553)
Increase in other current liabilities	19,944	8,119

Net cash flows provided by operating activities	181,820	180,076

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $774 and $(741), respectively	(34,736)	(26,187)
Acquisition of Pocono Downs, net of cash acquired of $875	(280,114)	—
Proceeds from asset sales	165	82
Increase in notes receivable from affiliate	(4,800)	—
Issuance of third-party loans	(1,600)	(654)
Payments received on third-party loans	343	147

Net cash flows used in investing activities	(320,742)	(26,612)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	680,000	62,000
Bank Credit Facility repayments—revolving loan	(764,000)	(121,000)
Bank Credit Facility borrowings—term loan	58,333	—
Bank Credit Facility repayments—term loan	(150,000)	(8,334)
Line of credit borrowings	339,360	99,000
Line of credit repayments	(325,290)	(99,000)
Proceeds from the issuance of long-term debt	400,000	—
Payments on long-term debt	(2,000)	(6,241)
Minority interest contribution	229	—
Principal portion of relinquishment liability payments	(26,301)	(22,602)
Distributions to Tribe	(50,428)	(48,710)
Capitalized debt issuance costs	(7,764)	(39)
Proceeds (payments) from the settlement of derivative instruments	3,598	(5,147)
Decrease in other long-term liabilities	(13)	(11)

Net cash flows provided by (used in) financing activities	155,724	(150,084)

Net increase in cash and cash equivalents	16,802	3,380
Cash and cash equivalents at beginning of period	60,794	73,264

Cash and cash equivalents at end of period	$77,596	$76,644

Supplemental disclosures:
Cash paid during the period for interest	$47,403	$46,242
Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$285,915	$—
Cash paid	280,989	—

Fair value of liabilities assumed	$4,926	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as the Mohegan Sun Casino (“Mohegan Sun”). On January 25, 2005, the Authority purchased Pocono Downs, a harness racing facility, and five off-track wagering (“OTW”) facilities located in Pennsylvania. In July 2005, the harness racing facility was renamed Mohegan Sun at Pocono Downs (“Pocono Downs”). The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

As of June 30, 2005, the Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds the remaining 99.99% limited partnership interest. The Pocono Downs entities own and operate the Pocono Downs harness racing and OTW facilities in Pennsylvania. The Authority views Mohegan Sun and properties owned by the Pocono Downs entities as separate operating segments.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter and the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements, subject to certain practicability provisions, but does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Authority does not believe the adoption of this standard will have a material impact on the Authority’s financial position, results of operations or cash flows.

NOTE 3—ACQUISITION OF POCONO DOWNS ENTITIES

On January 25, 2005, the Authority and its wholly owned subsidiary, MCV-PA, completed their acquisition of all the partnership interests in the Pocono Downs entities for approximately $281.0 million in cash. The Pocono Downs entities own Pocono Downs, a harness racing facility in Plains, Pennsylvania, and five OTW facilities also located in Pennsylvania. The results of operations for the Pocono Downs entities are included in the accompanying condensed consolidated financial statements from the date of acquisition through June 30, 2005.

As a result of the acquisition of the harness racing facility, the Authority has the right to apply for a Pennsylvania Category One Slot Machine License, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. The purchase agreement for the Pocono Downs entities includes a provision that would generally require the seller to repurchase all the partnerships interests in the entities, at the election of the Authority, if a Category One license has not been issued or has been denied to the Authority by July 1, 2006 as a result of the conduct of the seller or if no conditional or permanent licenses have been issued in Pennsylvania by July 1, 2006.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which were estimated by management with assistance from a third party valuation firm. The right to obtain a Category One Slot Machine License was determined to be an intangible asset with an indefinite life

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

apart from goodwill. Certain other intangible assets were identified in the valuation process, but were not separated from goodwill due to immateriality of the amounts. The goodwill and intangible asset noted below, which are not subject to amortization, will be assessed periodically for impairment pursuant to FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

At January 25, 2005
(in thousands)
Current assets	$1,086
Property and equipment	31,370
Right to obtain a Category One slot license	214,000
Goodwill	39,459

Total assets acquired	285,915
Current liabilities	(4,926)

Total liabilities assumed	(4,926)

Net assets acquired	$280,989

Unaudited financial information for the three months ended June 30, 2005 and pro forma financial information for the three months ended June 30, 2004 and nine months ended June 30, 2005 and 2004, as though the acquisition of the Pocono Downs entities had occurred on October 1, 2004, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenues	$342,523	$321,931	$983,266	$947,327
Net income	38,511	33,939	101,162	95,211

NOTE 4—FINANCING FACILITIES:

Financing facilities, as described below, consist of the following (in thousands):

	June 30, 2005	September 30, 2004
Bank Credit Facility	$4,000	$179,667
1999 8 1/8% Senior Notes	13,970	13,970
2005 6 1/8% Senior Notes	250,000	—
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	—
WNBA Promissory Note	6,000	7,000
Line of Credit	19,155	5,086
Mortgage—Salishan-Mohegan	2,550	2,550
Note Payable—Salishan-Mohegan	—	1,000

Subtotal	1,267,020	1,030,618
Net deferred loss on derivative instruments sold	(86)	(4,295)

Total debt	$1,266,934	$1,026,323

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Bank Credit Facility

The Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million, which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts under certain letters of credit. As of June 30, 2005, the amount under these letters of credit totaled $334,070, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority had $445.7 million available for borrowing under the Bank Credit Facility as of June 30, 2005 (without taking into account covenants under the Line of Credit described below).

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

As of June 30, 2005, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2005, the Authority had $4.0 million in base rate loans and no LIBOR rate loans outstanding. The base rate loans outstanding at June 30, 2005 were based on the bank’s prime rate of 6.25% plus an applicable spread of 1.25%. The applicable spread for commitment fees was 0.50% as of June 30, 2005. Accrued interest, including commitment fees, on the Bank Credit Facility was $186,000 as of September 30, 2004. There was no accrued interest on the Bank Credit Facility as of June 30, 2005.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 Senior Notes remain outstanding as of June 30, 2005. As of June 30, 2005 and September 30, 2004, accrued interest on the 1999 Senior Notes was $567,000 and $200,000, respectively.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2005, accrued interest on the 2005 Senior Notes was $6.0 million.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of June 30, 2005. Accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $280,000, as of June 30, 2005 and September 30, 2004, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2005 and September 30, 2004, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2005 and September 30, 2004, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment made on February 15, 2005. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2005 and September 30, 2004, accrued interest on the 2004 Senior Subordinated Notes was $6.1 million and $2.6 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15, with the first interest payment scheduled for August 15, 2005. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $4.0 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of June 30, 2005, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. As of June 30, 2005 and September 30, 2004, accrued interest on the WNBA Note was $114,000 and $134,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of June 30, 2005, the Authority was in compliance with all covenant requirements in the Line of Credit. As of June 30, 2005, the Authority had $5.8 million available for borrowing under the Line of Credit. The interest rate in effect at June 30, 2005 on the outstanding $19.2 million principal balance on the Line of Credit was 4.78%, comprised of a one-month LIBOR of 3.28%, plus an applicable spread of 1.50%.

Note and Mortgage Payables

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million and land purchase options with a note payable of $1.0 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2006. The note payable, including accrued interest of $150,000, was repaid at maturity on

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

December 31, 2004. There was no accrued interest on the mortgage payable as of June 30, 2005 and September 30, 2004. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only.

On March 10, 2005, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus a spread of 116 basis points and each hedging $50 million of the 2005 Senior Notes. On March 23, 2005, the Authority entered into three additional interest rate swap agreements, which were also based on LIBOR plus spreads of 87 to 91 basis points and hedging $50.0 million, $75.0 million and $25.0 million of the 2005 Senior Notes. Under these agreements, the Authority would have made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended June 30, 2005, the Authority terminated these instruments for an aggregate gain of $3.6 million. The $3.6 million gain was deferred and added to the carrying value of the 2005 Senior Notes being hedged and is being amortized and recorded as an offset to interest expense over the remaining term of the 2005 Senior Notes. For the quarter and nine months ended June 30, 2005, the Authority recorded amortization of $47,000 on the deferred gain to interest expense. The Authority expects to record $466,000 as an offset to interest expense over the next twelve months.

In July 2003, the Authority entered into four interest rate swap agreements, each based on six-month LIBOR plus spreads of 297 to 298 basis points and each hedging $82.5 million of the 2003 Senior Subordinated Notes. Also in July 2003, the Authority entered into two other interest rate swap agreements, each based on six month LIBOR plus spreads of 363 to 364 basis points and each hedging $35.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended March 31, 2004, the Authority sold these instruments for an aggregate loss of $5.1 million. The $5.1 million loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded in interest expense over the remaining term of the respective notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter and nine months ended June 30, 2005, the Authority recorded amortization of $234,000 and $701,000, respectively, on the deferred loss to interest expense. The Authority expects to record $935,000 to interest expense over the next twelve months.

In February 2003, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus spreads of 388 basis points and 387.5 basis points, respectively, and each hedging $75.0 million of the 2001 Senior Subordinated Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. In March 2003, the Authority sold these instruments for a gain of $1.1 million. The $1.1 million gain was deferred and added to the carrying value of the 2001 Senior Subordinated Notes and is being amortized and recorded as a reduction in interest expense over the remaining term of the 2001 Senior Subordinated Notes, as adjusted for the tender of substantially all of the 2001 Senior Subordinated Notes in August 2004. For the quarter and nine months ended June 30, 2005, the Authority recorded amortization of $4,000 and $11,000, respectively, on the deferred gain to interest expense and expects to record $14,000 over the next twelve months as an offset to interest expense.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In August 2002, the Authority entered into three interest rate swap agreements, each based on six-month LIBOR plus a spread of 437 basis points with one instrument hedging $100.0 million of the 1999 Senior Notes and two instruments each hedging $50.0 million of the 1999 Senior Notes. These interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges. During September 2002, the Authority sold these agreements for a gain of $2.2 million. The $2.2 million gain was deferred and added to the carrying value of the 1999 Senior Notes and is being amortized and recorded as a reduction to interest expense over the remaining term of the 1999 Senior Notes, as adjusted for the tender of substantially all of the 1999 Senior Notes in August 2004. For the quarter and nine months ended June 30, 2005, the Authority recorded amortization of $12,000 and $35,000, respectively, as an offset to interest expense and expects to record approximately $23,000 as an offset to interest expense over the next six months.

Letters of Credit

The Authority maintains uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue amounts for purses due to horsemen at Pocono Downs and overdue pari-mutuel wagering tax liabilities that may arise. The letters of credit expire on August 31, 2005, November 15, 2005 and January 25, 2006, respectively. As of June 30, 2005, no amounts were drawn on the letters of credit.

NOTE 5—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the quarters ended June 30, 2005 and 2004, the Authority incurred $4.3 million and $3.8 million, respectively, and for the nine months ended June 30, 2005 and 2004, incurred $12.8 million and $11.5 million, respectively, of expenses for such services. The Tribe, either through itself or one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 for each of the quarters ended June 30, 2005 and 2004, respectively, relating to these land lease agreements. For the nine months ended June 30, 2005 and 2004, expenses for the land lease agreements totaled $196,000 respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs of $3.9 million and $4.0 million for such utilities during the quarters ended June 30, 2005 and 2004, respectively. For each of the nine months ended June 30, 2005 and 2004, the Authority incurred costs of $12.4 million and $12.6 million, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $55.1 million and $52.2 million for each of the quarters ended June 30, 2005 and 2004, respectively. For the nine months ended June 30,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2005 and 2004, the expenses associated with the Slot Win Contribution totaled $157.4 million and $152.7 million, respectively. As of June 30, 2005 and September 30, 2004, outstanding Slot Win Contribution payments to the State of Connecticut totaled $17.6 million and $17.8 million, respectively.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, also clarifies and records the terms pursuant to which the Authority made such payments to the Tribe prior to the effective date of the Priority Distribution Agreement. The Priority Distribution Agreement limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.0 million and $3.9 million for the quarters ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, these payments totaled $11.8 million and $11.6 million, respectively.

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

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. Pursuant to amendments made to the option agreements in May 2005, the land purchase options permit Salishan-Mohegan to purchase land at specified closing dates no later than December 2005 and April 2006 for remaining payments of $7.5 million and $3.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the option agreements, Salishan-Mohegan also is required to make extension payments on the aggregate agreed-upon net purchase price at an annual rate of 6.5%, with applicable portions payable on the respective closing dates or termination of the option agreements.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans and as included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The total cost of remediation is estimated to be approximately $1.6 million at June 30, 2005.

Horsemen’s Agreement

On January 25, 2005, Downs Racing, L.P. entered into an agreement with the Pennsylvania Harness Horsemen’s Association Inc. (“PHHA”), which represents owners, trainers and drivers at the Pocono Downs harness racing facility. The agreement governs all harness racing events and simulcasting and account wagering conducted at Pocono Downs and the five OTW facilities through December 31, 2010.

Among other things, the agreement provides for the payment of 4.3% of all pari-mutuel wagering on racing events held at Pocono Downs to PHHA. This amount comprises the payment of $420,000 in certain operating costs and expenses for the PHHA, with the remainder allocated to purses owed to the horsemen for each racing event. Pocono Downs is also required to distribute to PHHA 2.5% and 1.1% in fees earned on live races at Pocono Downs simulcast to wagering locations inside and outside Pennsylvania, respectively.

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2005, the carrying amount of the relinquishment liability was $448.5 million as compared to $472.0 million at September 30, 2004. The decrease during the nine months ended June 30, 2005 is due to $44.1 million in relinquishment payments, offset by $20.6 million for the accretion of discount to the relinquishment liability. Of the $44.1 million in relinquishment payments, $26.3 million represents payment of principal and $17.8 million represents payment of the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2004, the Authority paid $42.2 million in relinquishment payments, consisting of $22.6 million in principal amounts and $19.6 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At June 30, 2005 and September 30, 2004, relinquishment payments earned but unpaid were $26.5 million and $18.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING

The Authority currently owns and operates the Mohegan Sun property in Connecticut and, after the acquisition of the Pocono Downs entities in January 2005, operates the harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Mohegan Sun	$332,215	$311,899	$958,044	$922,424
Pocono Downs	10,308	—	16,552	—

Total	$342,523	$311,899	$974,596	$922,424

Income from operations:
Mohegan Sun	$71,338	$62,341	$195,040	$180,434
Pocono Downs	209	—	391	—
Corporate expenses	(2,847)	(860)	(8,310)	(3,348)

Total	68,700	61,481	187,121	177,086

Accretion of discount to the relinquishment liability	(6,867)	(7,485)	(20,600)	(22,455)
Interest income	189	23	416	174
Interest expense	(23,423)	(20,407)	(64,875)	(60,076)
Loss on early extinguishment of debt	—	—	(280)	(248)
Other expense, net	(325)	(797)	(1,140)	(845)

Income before minority interest	38,274	32,815	100,642	93,636
Minority interest	237	—	432	—

Net income	$38,511	$32,815	$101,074	$93,636

	For the Nine Months Ended June 30,
	2005	2004
Capital expenditures:
Mohegan Sun	$33,411	$25,446
Pocono Downs	2,099	—

Total	$35,510	$25,446

	June 30, 2005	September 30, 2004
Total assets:
Mohegan Sun	$1,568,217	$1,571,215
Pocono Downs (including goodwill of $39,459)	287,103	—
Other	13,905	8,490

	$1,869,225	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC, MCV-PA and the Pocono Downs entities. Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiaries as of June 30, 2005 and September 30, 2004 and for the quarter and nine months ended June 30, 2005 and 2004, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2005
	Authority	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,292,473	$32,530	$3,850	$—	$1,328,853
Intercompany receivables	305,283	—	—	(305,283)	—
Other intangible assets, net	119,691	220,887	—		340,578
Other assets, net	148,666	41,095	10,033	—	199,794

Total assets	$1,866,113	$294,512	$13,883	$(305,283)	$1,869,225

LIABILITIES AND CAPITAL
Total current liabilities	$282,956	$9,317	$4,786	$—	$297,059
Long-term debt, net of current portion	1,225,235	5,000	—	—	1,230,235
Relinquishment liability, net of current portion	350,041	—	—	—	350,041
Intercompany payables	—	297,316	7,967	(305,283)	—
Other long-term liabilities	183	—	—	—	183
Investment in subsidiaries	17,723	—	—	(17,723)	—

Total liabilities	1,876,138	311,633	12,753	(323,006)	1,877,518
Minority interest in subsidiary	—	—	2,100	—	2,100
Total capital	(10,025)	(17,121)	(970)	17,723	(10,393)

Total liabilities and capital	$1,866,113	$294,512	$13,883	$(305,283)	$1,869,225

	As of September 30, 2004
	Authority	MBC	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,324,106	$176	$3,850	$—	$1,328,132
Intercompany receivables	8,930	—	—	(8,930)	—
Other assets, net	238,383	8,550	4,640	—	251,573

Total assets	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

LIABILITIES AND CAPITAL
Total current liabilities	$245,848	$2,021	$4,289	$—	$252,158
Long-term debt, net of current portion	997,051	6,000	—	—	1,003,051
Relinquishment liability, net of current portion	383,493	—	—	—	383,493
Intercompany payables	—	6,206	2,724	(8,930)	—
Other long-term liabilities	197	—	—	—	197
Investment in subsidiaries	5,553	—	—	(5,553)	—

Total liabilities	1,632,142	14,227	7,013	(14,483)	1,638,899
Minority interest in subsidiary	—	—	1,845	—	1,845
Total capital	(60,723)	(5,501)	(368)	5,553	(61,039)

Total liabilities and capital	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months ended June 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$331,131	$11,698	$—	$(306)	$342,523
Operating costs and expenses:
Gaming & other operations	190,816	8,790	—	(306)	199,300
Advertising, general and administrative	48,733	2,767	716	—	52,216
Depreciation and amortization	21,080	1,227	—	—	22,307

Total operating costs and expenses	260,629	12,784	716	(306)	273,823

Income (loss) from operations	70,502	(1,086)	(716)	—	68,700
Accretion of discount to the relinquishment liability	(6,867)	—	—	—	(6,867)
Interest expense	(18,180)	(5,243)	—	—	(23,423)
Loss on interests in subsidiaries	(6,613)	—	—	6,613	—
Other income (expense), net	(331)	1	194	—	(136)

Income (loss) before minority interest	38,511	(6,328)	(522)	6,613	38,274
Minority interest	—		237	—	237

Net income (loss)	$38,511	$(6,328)	$(285)	$6,613	$38,511

	For the Nine Months ended June 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$956,675	$18,326	$—	$(405)	$974,596
Operating costs and expenses:
Gaming & other operations	558,011	13,822	—	(405)	571,428
Advertising, general and administrative	143,808	4,912	1,450	—	150,170
Depreciation and amortization	63,715	2,162	—	—	65,877

Total operating costs and expenses	765,534	20,896	1,450	(405)	787,475

Income (loss) from operations	191,141	(2,570)	(1,450)	—	187,121
Accretion of discount to the relinquishment liability	(20,600)	—	—	—	(20,600)
Interest expense	(55,812)	(9,063)	—	—	(64,875)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(12,231)	—	—	12,231	—
Other income (expense), net	(1,142)	2	416	—	(724)

Income (loss) before minority interest	101,074	(11,629)	(1,034)	12,231	100,642
Minority interest	—		432	—	432

Net income (loss)	$101,074	$(11,629)	$(602)	$12,231	$101,074

(1)	Period from date of inception (January 25, 2005) to June 30, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months ended June 30, 2004
	Authority	MBC	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$310,530	$1,581	$(212)	$311,899
Operating costs and expenses:
Gaming & other operations	178,465	1,159	(212)	179,412
Advertising, general and administrative	45,796	909	—	46,705
Depreciation and amortization	23,061	1,240	—	24,301

Total operating costs and expenses	247,322	3,308	(212)	250,418

Income (loss) from operations	63,208	(1,727)	—	61,481
Accretion of discount to the relinquishment liability	(7,485)	—	—	(7,485)
Interest expense	(20,360)	(47)	—	(20,407)
Loss on interests in subsidiaries	(1,774)	—	1,774	—
Other expense, net	(774)	—	—	(774)

Net income (loss)	$32,815	$(1,774)	$1,774	$32,815

	For the Nine Months ended June 30, 2004
	Authority	MBC	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$921,044	$1,599	$(219)	$922,424
Operating costs and expenses:
Gaming & other operations	537,312	1,573	(219)	538,666
Advertising, general and administrative	133,872	1,498	—	135,370
Depreciation and amortization	69,597	1,705	—	71,302

Total operating costs and expenses	740,781	4,776	(219)	745,338

Income (loss) from operations	180,263	(3,177)	—	177,086
Accretion of discount to the relinquishment liability	(22,455)	—	—	(22,455)
Interest expense	(59,925)	(151)	—	(60,076)
Loss on early extinguishment of debt	(248)	—	—	(248)
Loss on interests in subsidiaries	(3,327)	—	3,327	—
Other income (expense), net	(672)	1	—	(671)

Net income (loss)	$93,636	$(3,327)	$3,327	$93,636

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$179,014	$2,720	$86	$—	$181,820

Purchase of property and equipment	(32,561)	(2,175)	—	—	(34,736)
Acquisition of Pocono Downs	—	(280,114)	—	—	(280,114)
Other cash flows provided by (used in) investing activities	(1,102)	10	(4,800)	—	(5,892)

Net cash flows used in investing activities	(33,663)	(282,279)	(4,800)	—	(320,742)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	680,000	—	—	—	680,000
Bank Credit Facility repayments—revolving loan	(764,000)	—	—	—	(764,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	339,360	—	—	—	339,360
Line of credit repayments	(325,290)	—	—	—	(325,290)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Distributions to Tribe	(50,428)	—	—	—	(50,428)
Principal portion of relinquishment liability payments	(26,301)	—	—	—	(26,301)
Other cash flows provided by (used in) financing activities	(290,665)	280,001	4,714	—	(5,950)

Net cash flows provided by (used in) financing activities	(128,991)	280,001	4,714	—	155,724

Net decrease in cash and cash equivalents	16,360	442	—	—	16,802
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$76,766	$830	$—	$—	$77,596

(1)	Period from date of inception (January 25, 2005) to June 30, 2005 for Pocono Downs entities and MCV-PA.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of the

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2005, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Authority’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
Hartford, Connecticut August 5, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Pocono Downs and the off-track wagering facilities (OTWs), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing L.P., we also own Mohegan Sun at Pocono Downs as announced in July 2005, or Pocono Downs, a harness racing facility located in Plains, Pennsylvania, as well as five Pennsylvania OTW facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,810 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 300-seat full-service restaurant and bar opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, six of which we own;

•	an approximately 1,200-room luxury hotel with room service;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style recreation area operated by a third party.

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

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities from subsidiaries of Penn National Gaming, Inc. Downs Racing, L.P. owns Pocono Downs, a harness racing facility located on approximately 400 acres in Plains, Pennsylvania as well as five Pennsylvania OTW’s located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track is scheduled to hold 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania. The approximately $280 million purchase price was funded through draws on our bank credit facility.

We are continuing the harness racing activities at Pocono Downs, with the 2005 racing season continuing from April to November 2005, and the pari-mutuel wagering activities at the OTW facilities. In addition, as a result of our acquisition of Pocono Downs, we have the right to apply for a Pennsylvania Category One Slot Machine License, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon receipt of such license, we would be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of the slot machine license. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines.

On June 22, 2005, the Pennsylvania Supreme Court unanimously upheld substantially all of the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act. Following the Pennsylvania Supreme Court’s decision, the Pennsylvania Gaming Control Board, or the PGCB, has begun the process of issuing final licensing regulations and is expected to begin approving conditional Category One Slot Machine Licenses in early 2006.

On July 21, 2005, we announced plans for the development of a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs. The plans include approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a “Kid’s Quest” center, 20,000 square feet of retail space, new parking facilities and an enhanced employee services area.

Construction of the new facility will begin upon the issuance of a conditional Category One Slot Machine License by the PGCB. The new facility is expected to open approximately 14 months from the beginning of construction. Estimated cost of construction for the new facility is between $140 and $160 million.

In addition to the development of the new gaming and entertainment facility, we plan to make significant improvements and additions to the existing Pocono Downs clubhouse and grandstand, including a new simulcast facility, improvements to the grandstand to include approximately 1,000 slot machines (to be operated upon the approval of our conditional Category One Slot Machine License) and a new 10,000 square foot food court. These improvements are estimated to cost up to $47 million with construction scheduled to begin in September 2005. Construction is estimated to take approximately six months to complete.

We expect to draw the bulk of our customers at the slot machine facility from the 50-mile radius surrounding Pocono Downs. As a result, as more fully described below under “Competition from Other Gaming Operations”, we anticipate our primary competition for customers will come from other potential slot machine operations in Pennsylvania and potential Indian Gaming operations in southeastern New York, primarily in the Catskill Mountain region.

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

Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and racinos in the state of Rhode Island, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. Following our acquisition of the Pocono Downs entities in January 2005, we now also face existing and potential competition in the Pennsylvania gaming market. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for further detail regarding our current and projected competition from other gaming operations.

Recent Competitive Developments

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2004. Based on our internal preliminary estimates, we do not anticipate that any of the following developments will have a material impact on our revenues for the near future.

Connecticut

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which will add over two million square feet to the facility and is expected to include an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion is expected to include 50,000 square feet of gaming space and to accommodate an additional 1,500 slot machines and 45 table games. The project is expected to begin in the summer of 2005, and the facility is scheduled to open in the summer of 2008.

In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a 50,000 square foot clubhouse and is continuing construction on eight golf villas and a golf academy, which are expected to be completed later in 2005.

On May 13, 2005, the United States Interior Board of Indian Appeals, or IBIA, overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. Reports indicate the IBIA noted several irregularities in the decision made by the Bureau of Indian Affairs, or BIA, including the use of state recognition to fulfill criteria in the tribal petitions. The recognition decisions have been remanded to the United States Secretary of the Interior for reconsideration. A decision by the BIA on the recognition of the tribes is expected no later than October 2005. The Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively.

Rhode Island

On July 19, 2005, BLB investors, LLC, or BLB, announced the completion of its acquisition of Lincoln Park in Lincoln, Rhode Island. In addition, BLB reached an agreement with the State of Rhode Island that, among other things, guaranteed their tax rate for up to 15 years. An announced $125.0 million expansion is expected to add approximately 175,000 square feet to increase video slot machines at the site from 3,000 to 4,750, which has been approved by the Rhode Island legislature.

In addition to approving the increase in video slots machines at Lincoln Park, the Rhode Island legislature has approved the addition of 800 video slot machines and guaranteed the tax rate for up to 10 years at Newport

Grand Jai Alai. In order to gain the approval for the additional video slot machines, among other things, Newport Grand Jai Alai must complete a $20.0 million project for improvements and expansion to the current facilities, including a 90-room hotel.

In 2005, the Narragansett Tribe and an affiliate of Harrah’s Entertainment announced their continued pursuit of a license to operate a casino in West Warwick, Rhode Island. At this time, it is unclear if such efforts will meet with success.

New York

The New York state legislature passed a law in October 2001 authorizing as many as six gaming operations by Indian tribes in New York. Three of these operations may be located in the Catskill Mountains in Ulster County and/or Sullivan County. However, a 2005 United States Supreme Court decision has called into question the viability of certain Indian land claims in New York.

In June 2005, Governor George Pataki submitted a bill to the New York State Legislature that would approve the terms of a land claim settlement agreement between the state and the Akwesasne Mohawk Indian Tribe and permit the development of a casino in Monticello, New York. The bill included a settlement with the tribe that would allow the St. Regis Akwesasne Mohawks and Caesar’s Entertainment Inc. to build a 742-room hotel and 134,000 square foot casino at the Kutsher’s Sports Academy property in the Catskills. At this time, the bill has not yet been approved by the legislature.

On June 28, 2005, the U.S. Court of Appeals for the Second Circuit overturned a $247.9 million judgment jointly awarded to the Cayuga Indian Nation of New York and the Seneca-Cayuga Tribe of Oklahoma and dismissed the Cayuga Indian land claim, ruling that the tribes waited too long to reclaim title to 64,015 acres of ancestral land that rim the north end of Cayuga Lake. According to published reports, the ruling jeopardizes both tribes’ attempts to proceed with casino deals in the Catskills.

In June 2005, MGM Mirage announced a definitive agreement to develop and manage a slot parlor at the Aqueduct horse racing track in Queens, New York, to open by mid-2006. The facility will have approximately 4,500 video lottery terminals. The agreement is subject to state approval. Also, in June 2005, Yonkers Raceway began a significant renovation and expansion expected to be completed in 10 to 12 months, which will feature approximately 5,500 video slot machines.

Pennsylvania

In July 2004, Pennsylvania Governor Ed Rendell signed legislation permitting up to 61,000 slot machines at 14 locations throughout the state. The legislation authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The legislation also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a standalone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

In addition to Pocono Downs, there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), and one harness racetrack, the Meadows located in Meadow Lands, near Pittsburgh (approximately 325 miles from Pocono Downs), currently operating. In addition, the Pennsylvania State Horse Racing Commission has approved a racing license for MTR Gaming to build a thoroughbred racetrack in Summit Township, near Erie (approximately 325 miles from Pocono Downs) and the

Pennsylvania State Harness Racing Commission has approved a harness racing license for Harrah’s Entertainment, Inc, which has partnered with Chester Downs and Marina, LLC, to build a harness racetrack in Chester, approximately 115 miles from Pocono Downs. The Harness Racing Commission also has conducted hearings on competing proposals for a license for a new harness racetrack in Mahoning Township and South Beaver Township (approximately 280 and 300 miles from Pocono Downs, respectively). It has been reported that the Horse Racing Commission has received as many as five applications from proposed developers/property owners for the fourth and final new racing license permitted in Pennsylvania. However, under the Pennsylvania Gaming Act unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the Pennsylvania Gaming Act, the licensee would not be permitted to obtain a Category One Slot Machine License.

Under the Pennsylvania Gaming Act, the PGCB will select the location of the five stand-alone slot facilities, so long as at least two of the stand-alone slot parlors are located in Philadelphia and one is located in Pittsburgh. The remaining two facilities will be selected by the PGCB from the list of applicants who submit applications for a slot license. There have been several reports of proposed locations for the two remaining stand-alone slot facilities, outside of Philadelphia and Pittsburgh. We cannot predict which owners of any of these proposed sites will receive slot machine licenses or, accordingly, where any of the licensed facilities will be located or what impact, if any, they will have on our future Pocono Downs operations.

The reports include the following proposed locations:

•	In December 2004, businessman Louis DeNaples purchased Mount Airy Lodge in Mount Pocono for approximately $25 million. The property is the location of a former resort facility and includes approximately 210 acres of land, which it has been reported will be used for a new resort and casino complex. Although we are not aware of any official announcement from Mr. DeNaples regarding the proposed use or development of the property, newspaper reports have indicated that the site could be a potential location for a stand-alone slot facility with 2,400 to 3,000 machines and 200 hotel rooms. If approved, reported plans call for the facility to open in late 2006 or early 2007. Mount Pocono is an approximately 40 mile drive from Pocono Downs.

•	BethWorks Now, a Pittsburgh-based group, has partnered with Las Vegas Sands, Inc, owners of the Venetian Resort and Casino in Las Vegas to acquire 135 acres of property in Bethlehem. The group has indicated that the plans for the property include a casino, 400,000-600,000 square feet of retail space and between 1,000-2,000 homes. The property is located approximately 70 miles from Pocono Downs.

•	Dr. Joseph Mattioli, owner of Pocono Raceway, a NASCAR racetrack located approximately 35 miles from Pocono Downs in Long Pond, has announced his intentions to seek one of the available licenses to operate a stand-alone slot facility. Dr. Mattioli has reportedly proposed a $300 million casino complex on the Pocono Raceway property that would include a slot parlor, convention hall, shops and restaurants adjacent to the racetrack. It also has been reported that if Dr. Mattioli is unable to obtain a stand-alone slot license, he will seek a resort license and will scale back the development plans for the Long Pond property.

•	Isle of Capri Casinos, Inc. of Biloxi Miss., operators of, among other things, casinos and riverboats in Mississippi, Iowa, Nevada, Missouri, Colorado and Louisiana, has reportedly been looking at sites in Lehigh Valley to locate a stand-alone slot facility. These sites are located approximately 60 miles from Pocono Downs.

•	The Mashantucket Pequot Tribe is reportedly working with a local developer on a proposal for its own Pennsylvania slot facility to be located near the interchange of Interstate 78 and Pennsylvania Route 412 in Bethlehem. Bethlehem is located approximately 70 miles from Pocono Downs.

•	Caesars Pocono Resorts, owned by Starwood Hotels, which operates four resorts in the Pocono Mountains, also has reportedly expressed an interest in one of the two slot licenses available for resort facilities. The closest of the four Caesars resorts is 40 miles from Pocono Downs.

•	On July 15, 2005, Matzel Development, a New Jersey developer, announced that it has agreed with Pocono Manor to develop 3,000 acres around the Pocono Manor resort in Monroe County, with plans to build a $1.5 billion slots parlor complex complete with a water park, shopping center and a train station for service to New York City. The deal is contingent on the granting to Matzel Development of a stand-alone slot license for up to 5,000 slot machines. Pocono Manor is located approximately 40 miles from Pocono Downs.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from full scale casino gaming operations by Indian Tribes in the Catskill Mountains of New York. The Catskills are approximately 90 miles from Pocono Downs.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTW’s acquired on January 25, 2005);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

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

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut. We refer to this payment as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun.

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

Results of Operations

Summary Operating Results

We currently own and operate the Mohegan Sun property in Connecticut and, after the acquisition of the Pocono Downs properties in January 2005, a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We, therefore, believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$332,215	$311,889	$20,326	6.5%	$958,044	$922,424	$35,620	3.9%
Pocono Downs	10,308	—	10,308	—	16,552	—	16,552	—

Total	$342,523	$311,889	$30,634	9.8%	$974,596	$922,424	$52,172	5.7%
Income from operations:
Mohegan Sun	$71,338	$62,341	$8,997	14.4%	$195,040	$180,434	$14,606	8.1%
Pocono Downs	209	—	209	—	391	—	391	—
Corporate expenses	(2,847)	(860)	(1,987)	231.0%	(8,310)	(3,348)	(4,962)	148.2%

Total	$68,700	$61,481	$7,219	11.7%	$187,121	$177,086	$10,035	5.7%

Net income	$38,511	$32,815	$5,696	17.4%	$101,074	$93,636	$7,438	7.9%

The important factors and trends at Mohegan Sun which most contributed to our operating performance for the quarter and nine month periods ended June 30, 2005 and 2004 are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the quarter and nine months ended June 30, 2005;

•	successful marketing programs and promotional events designed to increase targeted patron visitation;

•	efficiencies achieved through the optimization of the Mohegan Sun labor force; and

•	the continuation of a cost reduction program initiated in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs.

Net revenues for the quarter and nine months ended June 30, 2005 increased primarily as a result of the continued growth in gaming revenues at Mohegan Sun and the addition of $9.0 million and $14.6 million in harness racing and off-track wagering revenues for the quarter and nine months ended June 30, 2005, respectively, as a result of the operations of Pocono Downs and the OTW facilities acquired in January 2005. The increase in revenues was partially offset by an increase in promotional allowances discussed below for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year.

Income from operations for the quarter and nine months ended June 30, 2005 increased as compared to the same periods in the prior year, primarily as a result of the growth in net revenues. These increases were partially offset by increases in operating costs and expenses of 9.3% and 5.7% for the quarter and nine months ended June 30, 2005, respectively. These increases in operating costs and expenses were due primarily to the increases in gaming expenses and advertising, general and administrative expenses discussed below. Our operating margin, or income from operations as a percentage of net revenues, improved to 20.1% for the quarter ended June 30, 2005 from 19.7% for the same period in the prior year, due partially to the increases in productivity and implementation of cost reduction programs at Mohegan Sun mentioned above.

Net income for the quarter and nine months ended June 30, 2005 increased primarily due to the increase in income from operations offset by an increase in interest expense as a result of the increase in weighted average outstanding debt compared to the same period in the prior year.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Gaming	$309,325	$280,274	$29,051	10.4%	$881,917	$828,234	$53,683	6.5%
Food and beverage	23,650	22,267	1,383	6.2%	66,812	66,213	599	0.9%
Hotel	12,845	12,857	(12)	-0.1%	36,330	37,812	(1,482)	-3.9%
Retail, entertainment and other	29,380	24,062	5,318	22.1%	79,378	69,830	9,548	13.7%

Total	$375,200	$339,460	$35,740	10.5%	$1,064,437	$1,002,089	$62,348	6.2%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
Gaming	82.5%	82.5%	82.8%	82.6%
Food and beverage	6.3%	6.6%	6.3%	6.6%
Hotel	3.4%	3.8%	3.4%	3.8%
Retail, entertainment and other	7.8%	7.1%	7.5%	7.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Slot handle	$2,536	$2,578	$(42)	-1.6%	$7,434	$7,519	$(85)	-1.1%
Gross slot revenues	$220	$209	$11	5.3%	$629	$611	$18	2.9%
Net slot revenues	$214	$203	$11	5.4%	$611	$593	$18	3.0%
Weighted average number of slot machines (in units)	6,213	6,252	(39)	-0.6%	6,242	6,216	26	0.4%
Gross slot hold percentage	8.7%	8.1%	0.6%	7.4%	8.5%	8.1%	0.4%	4.9%
Gross slot win per unit per day (in dollars)	$390	$367	$23	6.3%	$370	$359	$11	3.1%
Table games drop	$505	$472	$33	7.0%	$1,525	$1,441	$84	5.8%
Table games revenues	$84	$75	$9	12.0%	$249	$228	$21	9.2%
Weighted average number of table games (in units)	295	292	3	1.0%	291	283	8	2.8%
Table games hold percentage (1)	16.5%	15.9%	0.6%	3.8%	16.3%	15.8%	0.5%	3.2%
Table games revenue per unit per day (in dollars)	$3,114	$2,815	$299	10.6%	$3,126	$2,943	$183	6.2%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year increased primarily due to continued growth in table games revenues and net slot revenues and the addition of $9.0 million and $14.6 million in harness racing and off-track wagering revenues, respectively, as a result of the operations of Pocono Downs and the OTW facilities acquired in January 2005. The increase in table games revenues and net slot revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the Northeast United States gaming market.

Food and beverage revenues for the quarter ended June 30, 2005 compared to the same period in the prior year increased as a result of a 2.6% increase in the number of meals served, or food covers, at Mohegan Sun despite the closure of two restaurants in the Casino of the Earth (subsequently replaced with the new Uncas American Indian Grill, which opened in July 2005). The addition of food and beverage revenues associated with the operation of the food and beverage outlets at the Pocono Downs properties also contributed to the increase for the quarter. This increase was offset by a decrease in the average price per meal at Mohegan Sun to $12.98 for the quarter ended June 30, 2005 from $13.16 for the quarter ended June 30, 2004.

Food and beverage revenues for the nine months ended June 30, 2005 increased slightly as a result of an increase in the average price per meal to $13.19 for the nine months ended June 30, 2005 from $13.15 for the nine months ended June 30, 2004, as well as the addition of food and beverage revenues associated with the operation of the food and beverage outlets at the Pocono Downs properties. These increases were offset by a 2.1% decrease in food covers at Mohegan Sun due to a shift in patron visitation to our tenant outlets from outlets owned by Mohegan Sun during the first two quarters of fiscal 2005 and the closure of two Mohegan Sun owned restaurants in the Casino of the Earth as described above.

The following table presents data related to our hotel revenues:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Rooms occupied	102,796	92,199	10,597	11.5%	292,902	272,769	20,133	7.4%
Average daily room rate (ADR)	$117	$131	$(14)	-10.7%	$117	$131	$(14)	-10.7%
Occupancy rate	96.1%	86.2%	9.9%	11.5%	91.2%	84.7%	6.5%	7.7%
Revenue per available room (REVPAR)	$112	$113	$(1)	-0.9%	$107	$111	$(4)	-3.6%

Hotel revenues decreased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year as a result of a decrease in ADR partially offset by an increase in occupancy rate. The increase in occupancy rate for the quarter and nine months ended June 30, 2005 was due primarily to a higher utilization of the Mohegan Sun hotel by Player’s Club members. The Player’s Club program extended to casino patrons provides lower room rates, which is reflected in the decrease in REVPAR and an 11.7% and 11.5% decrease in ADR for rooms provided to these patrons in the quarter and nine months ended June 30, 2005, respectively. The increased hotel occupancy tends to contribute to growth in gaming, food and beverage and retail, entertainment and other revenues that more than offsets the declines in ADR and REVPAR.

Retail, entertainment and other revenues increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as a result of increased retail and other revenues of 28.9%, or $4.6 million for the quarter ended June 30, 2005 and 22.1%, or $10.6 million, for the nine months ended June 30, 2005. Retail and other revenues increased due to increases in the price per gallon of gasoline and number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center, as well as increases in retail revenues from our stores and rental revenues associated with third party tenant outlets at Mohegan Sun. The increase in retail and other revenues for the nine months ended June 30, 2005 is partially offset by a decrease in entertainment revenues of 4.7%, or $1.0 million, due to a decrease of 5.1% in the average price per ticket to Mohegan Sun Arena events.

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Food and beverage	$11,725	$10,776	$949	8.8%	$32,214	$31,812	$402	1.3%
Hotel	4,103	3,314	789	23.8%	11,694	10,340	1,354	13.1%
Retail, entertainment and other	16,849	13,471	3,378	25.1%	45,933	37,513	8,420	22.4%

Total	$32,677	$27,561	$5,116	18.6%	$89,841	$79,665	$10,176	12.8%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Food and beverage	$11,646	$10,747	$899	8.4%	$32,857	$31,432	$1,425	4.5%
Hotel	1,993	1,363	630	46.2%	5,656	4,366	1,290	29.5%
Retail, entertainment and other	13,454	10,230	3,224	31.5%	35,390	28,820	6,570	22.8%

Total	$27,093	$22,340	$4,753	21.3%	$73,903	$64,618	$9,285	14.4%

Promotional allowances for the quarter and nine months ended June 30, 2005 increased primarily due to the increase in redemption of retail, entertainment and other complimentaries at Mohegan Sun. The increase in retail, entertainment and other promotional allowances was due primarily to increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Gaming	$174,268	$156,442	$17,826	11.4%	$502,595	$464,601	$37,994	8.2%
Food and beverage	10,958	10,790	168	1.6%	32,806	32,045	761	2.4%
Hotel	4,249	3,615	634	17.5%	11,780	11,047	733	6.6%
Retail, entertainment and other	9,825	8,565	1,260	14.7%	24,247	30,973	(6,726)	-21.7%
Advertising, general and administrative	49,369	45,845	3,524	7.7%	141,860	132,022	9,838	7.5%
Corporate expenses	2,847	860	1,987	231.0%	8,310	3,348	4,962	148.2%
Depreciation and amortization	22,307	24,301	(1,994)	-8.2%	65,877	71,302	(5,425)	-7.6%

Total	$273,823	$250,418	$23,405	9.3%	$787,475	$745,338	$42,137	5.7%

Gaming costs and expenses increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as a result of increased costs related to a higher amount of complimentaries provided to casino patrons, which results in a higher amount of expenses allocated to gaming from the other cost centers, the reimbursement of gift cards and complimentaries redeemed at tenant retail outlets and the addition of gaming expenses associated with harness racing and OTW operations at the Pocono Downs properties.

Food and beverage costs and expenses increased slightly for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year due to the addition of expenses associated with the operation of the food and beverage outlets at the Pocono Downs properties, offset by a decrease in food and beverage expenses at Mohegan Sun due to a higher amount of food and beverage costs allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as a result of higher operating costs related to the increase in rooms occupied and hotel beautification projects, partially offset by increased hotel complimentaries for the quarter and nine months ended June 30, 2005 resulting in a higher amount of hotel costs and expenses being recorded in gaming costs and expenses than in the quarter and nine months ended June 30, 2004.

Retail, entertainment and other costs and expenses increased for the quarter ended June 30, 2005 compared to the same period in the prior year primarily due to an increase in the cost of gasoline and number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center and an increase in entertainment expenses associated with the nature of events at the Mohegan Sun Arena during the quarter, offset by higher entertainment complimentaries and a gas coupon program provided to patrons at Mohegan Sun for the quarter ended June 30, 2005, resulting in a higher amount of retail, entertainment and other costs and expenses being recorded in gaming costs and expenses than in the quarter ended June 30, 2004.

Retail, entertainment and other costs and expenses decreased for the nine months ended June 30, 2005 compared to the same period in the prior year primarily due to a decrease in entertainment expenses associated with a change in the mix of Arena events and an increase in retail and entertainment complimentaries provided to patrons at Mohegan Sun for the nine months ended June 30, 2005, resulting in a higher amount of retail, entertainment and other costs and expenses being recorded in gaming costs and expenses than in the nine months ended June 30, 2004, offset by an increase in the cost of gasoline and number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as a result of increased labor costs, approximately $2.0 million in one-time expenses relating to the release of a new series of television commercials that began airing in the northeastern market during the second quarter of fiscal 2005 and the addition of advertising, general and administrative costs and expenses associated with the operation of our Pocono Downs properties.

Corporate costs and expenses increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as a result of increased labor and professional costs related to our new corporate function and expenses incurred in complying with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization for the quarter and nine months ended June 30, 2005 decreased primarily due to an increase in fully depreciated assets and the timing of placement of new capital assets into service.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance	2005	2004	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(6,867)	$(7,485)	$618	-8.3%	$(20,600)	$(22,455)	$1,855	-8.3%
Interest income	189	23	166	721.7%	416	174	242	139.1%
Interest expense	(23,423)	(20,407)	(3,016)	14.8%	(64,875)	(60,076)	(4,799)	8.0%
Loss on early extinguishment of debt	—	—	—	—	(280)	(248)	(32)	12.9%
Other expense, net (2)	(325)	(797)	472	-59.2%	(1,140)	(845)	(295)	34.9%

Total	$(30,426)	$(28,666)	$(1,760)	6.1%	$(86,479)	$(83,450)	$(3,029)	3.6%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.
(2)	Represents primarily our net loss on disposal of property and equipment.

Interest expense increased for the quarter and nine months ended June 30, 2005 compared to the same period in the prior year primarily as the result of an increase in weighted average outstanding debt. Weighted average outstanding debt increased to $1.29 billion from $1.07 billion for the quarter ended June 30, 2005, and $1.19 billion from $1.10 billion for the nine months ended June 30, 2005, due to the acquisition of Pocono Downs for approximately $280.0 million in January 2005. The weighted average interest rate for the quarter ended June 30, 2005 was 7.3% compared to 7.6% for the quarter ended June 30, 2004. The weighted average interest rate was 7.3% for the nine months ended June 30, 2005 and 2004, respectively. The decrease in our weighted average interest rate for the quarter ended June 30, 2005 was primarily the result of lower interest rates on our fixed rate debt.

Loss on early extinguishment of debt associated with the repayment of our term loan under the bank credit facility was $280,000 for the nine months ended June 30, 2005. Loss on early extinguishment of debt associated with the tender of our remaining $5.2 million 8 3/4% senior subordinated notes was $248,000 in the nine months ended June 30, 2004.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and closing in November. Accordingly, the results of operations for the quarter and nine months ended June 30, 2005 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2005	2004	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$181,820	$180,076	$1,744	1.0%
Net cash used in investing activities	(320,742)	(26,612)	(294,130)	1,105.3%
Net cash provided by (used in) financing activities	155,724	(150,084)	305,808	-203.8%

Net increase in cash and cash equivalents	$16,802	$3,380	$13,422	397.1%

As of June 30, 2005 and September 30, 2004, we held cash and cash equivalents of $77.6 million and $60.8 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income excluding the effects of non-cash charges, such as depreciation and amortization. The increase in cash provided by operating activities for the nine months ended June 30, 2005 is attributable primarily to the increase in operating income after adjustments for non-cash items.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash provided by financing activities for the nine months ended June 30, 2005 is attributable primarily to the issuance of debt to fund the approximately $281.0 million in acquisition costs for the Pocono Downs entities. The increase in cash used in investing activities for the nine months ended June 30, 2005 is attributable primarily to the acquisition of the Pocono Downs entities for $280.1 million, net of cash received of $875,000.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2005, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the 1999 senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes. Refer to Note 4 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

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

Bank Credit Facility. We have a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The bank credit facility is comprised of a revolving loan of up to $450.0 million which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts under certain letters of credit. As of June 30, 2005, the amount under these letters of credit totaled $334,070, of which no amount was drawn. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008. We have $445.7 million available for borrowing under the bank credit facility as of June 30, 2005 (without taking into account covenants under the line of credit discussed below).

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

As of June 30, 2005, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2005, we had $4.0 million in base rate loans and no amounts outstanding in LIBOR rate loans. The base rate loans outstanding at June 30, 2005 were based on the bank’s prime rate of 6.25% plus an applicable spread of 1.25%. The applicable spread for commitment fees was 0.50% as of June 30, 2005.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio, as defined in the Line of Credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of June 30, 2005, we were in compliance with all covenant requirements in the line of credit. The interest rate in effect at June 30, 2005 on the outstanding $19.2 million principal balance on the line of credit was 4.78%, comprised of a one-month LIBOR of 3.28%, plus an applicable spread of 1.50%. As of June 30, 2005, we had $5.8 million available for borrowing under the line of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $35.5 million for the nine months ended June 30, 2005, compared to $25.4 million for the nine months ended June 30, 2004. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures at Mohegan Sun totaled $33.4 million and $24.3 million for the nine months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005, these expenditures were for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill discussed below. For the nine months ended June 30, 2004, these expenditures included $7.3 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations and the purchase of equipment to add slot machines to our keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest. During the quarter ended June 30, 2004 capital expenditures totaled $748,000, with no amounts recorded as capitalized interest. There were no capital expenditures relating to Project Sunburst in the nine months ended June 30, 2005.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 for the nine months ended June 30, 2004. There were no capital expenditures relating to the Thames and Indian Summer parking garages in the nine months ended June 30, 2005.

•	Capital expenditures at Pocono Downs totaled $2.1 million from the date of acquisition in January 2005 to June 30, 2005 and were comprised primarily of design fees for the planned slot machine facility.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $52.0 million for the 2005 fiscal year, comprised of approximately $7.3 million for the construction of the Uncas American Indian Grill which was completed in July 2005 and maintenance capital expenditures. We also anticipate that we will spend up to $140.0 to $160.0 million on the construction, furnishing and equipping of a new slot machine facility at Pocono Downs and an additional $47.0 million on improvements and additions to the existing clubhouse and grandstand, in addition to paying a one-time $50.0 million fee to the Commonwealth of Pennsylvania upon receipt of a conditional Category One Slot Machine License. In fiscal year 2005, we expect to incur approximately $10.0 million in capital expenditures at Pocono Downs, comprised primarily of design and construction fees for the clubhouse and grandstand improvements and design fees for the planned slot machine facility.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility.

Interest Expense

For the quarters ended June 30, 2005 and 2004, we incurred the following in interest expense (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
Bank credit facility	$956	$1,424	$6,528	$4,989
1999 8 1/8% senior notes	284	4,063	935	12,187
2005 6 1/8% senior notes	3,828	—	5,997	—
1999 8 3/4% senior subordinated notes	—	—	—	134
2001 8 3/8% senior subordinated notes	342	3,141	1,089	9,422
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8% senior subordinated notes	5,259	5,259	15,720	15,778
2004 7 1/8% senior subordinated notes	4,008	—	12,023	—
2005 6 7/8% senior subordinated notes	2,578	—	4,039	—
WNBA note	69	47	194	151
Line of credit	167	20	390	86
Interest settlement—derivative instruments	13	—	—	(2,552)
Reclassification of derivative instrument losses to earnings	—	—	—	303
Amortization of net deferred (gain) loss on sale of derivative instruments	172	40	609	(276)
Amortization of debt issuance costs	747	1,413	2,351	4,854

Total interest expense	$23,423	$20,407	$64,875	$60,076

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $67.5 million and $70.0 million for fiscal year 2005 and 2006, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee, improvements to the existing facility and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility. As of June 30, 2005 we had $445.7 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations as of June 30, 2005 related to our material debt and certain other contractual obligations and the timing of those payments are set forth below.

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,267,020	$19,155	$18,520	$336,000	$893,345
Cowlitz Project obligations (3)	10,663	—	10,663	—	—
Pocono Downs obligation (4)	575	—	575	—	—

Total	$1,278,258	$19,155	$29,758	$336,000	$893,345

(1)	Amounts represent obligations expected to be incurred from July 1, 2005 to September 30, 2005.

(2)	Long-term debt includes maturities scheduled as of June 30, 2005 for our senior and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Cowlitz Project obligations include land purchase option payments of $10.7 million to be paid in the 2006 fiscal year, excluding interest payments. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Pocono Downs obligations include a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.6 million, for which the former owner of Pocono Downs, Penn National Gaming, Inc., is liable for the first $1.0 million of the total cost. These costs are expected to be incurred in the 2006 fiscal year. Refer to Note 6 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on these environmental matters.

In addition to the contractual obligations described above, we have certain other contractual commitments as of June 30, 2005 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors which are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities and the WNBA franchise are assessed periodically for impairment pursuant to appropriate accounting standards.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” or FAS 153. FAS 153 amends Opinion 29 to eliminate the exception for on monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” or FAS 154. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, subject to certain practicability provisions, but does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of June 30, 2005, we had $4.0 million outstanding under the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Capital Spending—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes.

On March 10, 2005, we entered into two interest rate swap agreements, each based on six-month LIBOR plus a spread of 116 basis points and each hedging $50 million of the 2005 senior notes. On March 23, 2005, we entered into three additional interest rate swap agreements, which also were based on six-month LIBOR plus spreads of 87 to 91 basis points and hedging $50 million, $75.0 million and $25.0 million of the 2005 senior notes. Under these agreements, we would have made payments on the variable interest rate provided by the derivative instrument and would have received payments equal to the fixed interest rate on the debt being hedged. These instruments were terminated during the quarter ended June 30, 2005.

The following table provides information as of June 30, 2005 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of June 30, 2005.

Expected Maturity Date

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$16,520	$—	$—	$330,000	$891,345	$1,237,865	$1,279,998
Average interest rate	—	8.3%	—	—	6.4%	7.1%	6.9%
Variable Rate	$19,155	$1,000	$1,000	$5,000	$1,000	$2,000	$29,155	$29,155
Average interest rate	4.8%	5.2%	5.9%	6.7%	6.1%	6.2%	5.3%

Item 4.	Control and Procedures

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 10, 2005	By:	/s/ MARK F. BROWN
Mark F. Brown
Chairman and Member, Management Board

Date: August 10, 2005	By:	/s/ WILLIAM J. VELARDO
William J. Velardo
Chief Executive Officer,
Mohegan Tribal Gaming Authority
(Principal Executive Officer)

Date: August 10, 2005	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska
Chief Financial Officer,
Mohegan Tribal Gaming Authority
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.9	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.10	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.11	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.12	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.13	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).