Form 10-K
period 2005-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2005-12-09
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Title of Class

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Form 10-K to the “Authority” and the “Tribe” are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms “we,” “us” and “our” refer to the Authority.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements sometimes can be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Form 10-K, including the consolidated financial statements.

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	the financial performance of Mohegan Sun, Pocono Downs and the Pocono Downs off-track wagering (OTW) facilities;

•	our ability to obtain a gaming license in Pennsylvania and develop a gaming facility at Pocono Downs on time and within budget;

•	our ability to implement successfully our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	our leverage and ability to meet our debt service obligations;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•	the continued availability of financing.

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

PART I

Item 1. Business.

Overview

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a harness racing facility located in Plains Township, Pennsylvania, as well as five Pennsylvania off-track wagering, or OTW, facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Our mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382 and our telephone number is (860) 862-8000. Our website is located at www.mtga.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

In January 2003, we formed a wholly-owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, or MCV-PA, acquired all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing, L.P. owns Pocono Downs, a harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track held 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania. The approximately $280 million purchase price was funded through draws on our bank credit facility, subsequently refinanced through the issuance of senior notes and senior subordinated notes discussed in “Certain Indebtedness”.

We completed the 2005 harness racing season at Pocono Downs and we expect to continue the harness racing activities at Pocono Downs, with the 2006 racing season from April to November 2006. We also are conducting year round pari-mutuel wagering activities at Pocono Downs and the OTW facilities. In addition, as a result of our acquisition of Pocono Downs, we have the right to apply for a Pennsylvania Category One Slot Machine License, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Downs Racing, L.P. submitted an application for a conditional Category One Slot Machine License with the Pennsylvania Gaming Control Board, or PGCB, on December 8, 2005. Downs Racing, L.P. will submit an application for a permanent Category One Slot Machine License on or before December 28, 2005. Upon receipt of a conditional or permanent license, we would be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of the slot machine license. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines.

On June 22, 2005, the Pennsylvania Supreme Court unanimously upheld substantially all of the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act. Following the Pennsylvania Supreme Court’s decision, the PGCB has begun the process of issuing final licensing regulations. Published reports indicate that the PGCB is expected to begin approving conditional Category One Slot Machine Licenses in June 2006.

On July 21, 2005, we announced plans for the development of a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs. The plans provide for approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a “Kid’s Quest” center, 20,000 square feet of retail space, new parking facilities and an enhanced employee services area.

Construction of the new facility will begin upon the issuance of a conditional Category One Slot Machine License by the PGCB. The new facility is expected to open approximately 14 months from the beginning of construction. Estimated cost of construction for the new facility is between $140 million and $160 million.

In addition to the development of the new gaming and entertainment facility, we plan to make significant improvements and additions to the existing Pocono Downs Clubhouse and Grandstand, including a new simulcast facility, improvements to the Grandstand for the installation of approximately 1,000 slot machines (upon receipt of a conditional Category One Slot Machine License) and a new 10,000 square foot food court. These improvements are estimated to cost approximately $47.0 million. Construction began in September 2005 and is estimated to be completed by the spring of 2006.

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

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures—NW through Salishan-Mohegan pursuant to the operating agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

Strategy

Our overall strategy is to profit from expanding demand in the gaming market in the northeastern United States as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun, as discussed above. Mohegan Sun’s initial success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional patronage from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe the gaming market in the northeastern United States continues to be strong. After the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility.

Market and Competition from Other Gaming Operations

Mohegan Sun and Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan Sun, we believe that the gaming market in New England and the remaining northeastern United States remains underserved.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun currently competes primarily with Foxwoods, which has been in operation for approximately thirteen years and may have greater financial resources and operating experience than us. In addition, Foxwoods has offered certain amenities to its guests for a significantly longer duration than Mohegan Sun, such as hotel accommodations and convention center services.

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

A number of states, including Maine, Massachusetts, Rhode Island, Pennsylvania and New York, have considered legalizing one or more forms of commercial casino gaming in one or more locations. In July 2004, Pennsylvania legalized commercial slot machine gaming, the impetus for our acquisition of Pocono Downs in January 2005. We now also face existing and potential competition in the immediate Pennsylvania gaming market. Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gaming operations will continue to increase in the future.

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

Mohegan Sun

The following is an assessment of the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

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

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which will add over two million square feet to the facility and will include an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion will include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in the summer of 2008. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a 50,000 square foot clubhouse and is continuing construction on eight golf villas and a golf academy, which are expected to be completed in 2005.

In June 2002, the Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. On January 28, 2004, the Schaghticoke Tribe of Kent, Connecticut was granted federal recognition by the BIA. The Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively. The State of Connecticut and several other groups formally appealed each of the BIA’s recognition decisions to the Interior Board of Indian Appeals, or IBIA. On May 13, 2005, the IBIA overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe. The recognition decisions were remanded to the United States Secretary of the Interior for reconsideration. On October 12, 2005, the BIA upon reconsideration denied the federal recognition of these two Indian tribes.

In 2004, the BIA made final determinations denying federal recognition for another Connecticut tribe, the Golden Hill Paugussett Tribe located in Colchester and Trumbull, Connecticut, and for the Hassanamisco Band of the Nipmuc Tribe officially based in Massachusetts. The Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition based upon a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive federal recognition, it could attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for the construction of gaming facilities. These tribes appealed the final determinations to the IBIA in September 2004. In October 2004, the IBIA agreed to accept the Hassanamisco Band’s appeal for federal recognition, but rejected the Golden Hill Paugussetts’ request to reconsider the denial of its federal recognition.

Rhode Island

Commercial casino gaming does not exist in Rhode Island, although the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand, offer approximately 4,700 video slot machines.

On July 19, 2005, BLB Investors, LLC, or BLB, announced the completion of its acquisition of Lincoln Park in Lincoln, Rhode Island. An announced $125.0 million expansion is expected to add themed bars, upscale restaurants, a 350 seat buffet, a 2,000 seat entertainment venue and approximately 160,000 square feet to increase video slot machines at the site from 3,000 to 4,750, which has been approved by the Rhode Island legislature.

In addition to approving the increase in video slots machines at Lincoln Park, the Rhode Island legislature has approved the addition of 800 video slot machines at Newport Grand. In order to gain the approval for the additional video slot machines, among other things, Newport Grand must complete a $20.0 million project for improvements and expansion to the current facilities, including a 90-room hotel.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian Tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law. In 2005, the Narragansett Tribe and an affiliate of Harrah’s Entertainment announced their continued pursuit of a license to operate a casino in West Warwick, Rhode Island. At this time, it is unclear if such efforts will succeed.

There are several pending federal recognition petitions from other Rhode Island groups. It is not clear if, or when, federal recognition for these groups will be achieved.

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

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino already in operation. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or Sullivan County. However, a 2005 United States Supreme Court decision regarding the legality of adding additional land for casino development purposes into reservation lands has called into question the viability of certain Indian land claims in New York.

The Seneca Nation opened one of the additional gaming operations, the Seneca Niagara Casino, in December 2002 in Niagara Falls, New York. In May 2004, the Seneca Nation opened its second facility, an approximately 125,000 square foot facility on its reservation in Salamanca, New York. The Seneca Nation may also operate one additional gaming facility in western New York pursuant to an approved gaming compact negotiated with the Governor of New York. The October 2001 legislation also authorizes the Governor of New York to negotiate and execute tribal-state compacts for the remaining three gaming operations with yet to be determined tribes for sites in Ulster and Sullivan counties. The development and management of these additional Indian gaming projects are contingent upon various regulatory approvals, including receipt of approvals from the BIA.

Summarized below is the status of current and potential gaming operations by federally recognized tribes in the State of New York:

•	Oneida Nation—The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. We believe that Turning Stone Casino Resort currently has approximately 2,100 VLTs, 100 table games, 20 tables for live poker and 350 hotel rooms. We believe the Oneida Nation has also completed an approximately $308 million expansion effort at Turning Stone, which includes, among other things, the addition of approximately 400 hotel rooms and suites and 30,000 square feet of gaming space. Turning Stone currently draws customers primarily from the Syracuse market. In June 2004, the New York State Supreme Court ruled that the Oneida Gaming Compact with the State of New York was invalid because it had not been approved by the state legislature. According to news reports, the NIGC has advised the Oneida Nation that if its compact dispute with the State of New York is not resolved, it may face enforcement actions.

•	St. Regis Mohawk Tribe—On November 2, 2005, in a letter to the BIA, the St. Regis Mohawk Tribe formally abandoned plans for a $500.0 million casino at Kutsher’s Resort and Country Club in the Catskills (withdrawing its fee to trust application) in favor of a proposed casino at Monticello Raceway, owned by Empire Resorts, Inc., also in the Catskills. The Mohawks’ application for a Monticello Raceway casino had been approved by the BIA in April 2000. According to the BIA, the 2000 approval is still valid. The application is subject to Governor Pataki’s approval.

•	Seneca Nation—The Seneca Nation reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to operate three casinos, which was approved by the United States Department of the Interior. The Seneca Nation opened one of these three casinos in Niagara Falls in December 2002, in accordance with certain provisions of IGRA that allow gaming on Seneca aboriginal tribal lands. This casino offers full-scale gaming similar to that offered at Mohegan Sun, however, we do not draw a significant number of customers from the Niagara Falls market. We believe that the Niagara Falls facility has approximately 2,900 slot machines and approximately 110 table games. A temporary facility opened on the Seneca Nation reservation in Salamanca, New York in May 2004, which we believe features approximately 1,800 slot machines and 25 table games. The Seneca Nation began construction on a permanent Salamanca facility in October 2005, which is projected to have 220 hotel rooms and approximately 64,500 square feet of gaming, including at least 2,100 slot machines. The Seneca Nation plans to locate the third casino permitted under its state compact in Buffalo, New York, with construction of the 100,000 square foot facility beginning in December 2005.

•	Cayuga Indian Nation of New York and Seneca-Cayuga Tribe of Oklahoma—In April 2004, the Cayuga Indian Nation of New York, a federally recognized Indian tribe without a reservation, received approval of their land into trust application from the Eastern Area Office of the BIA. The Cayuga Tribe requested that the United States take approximately 30 acres of land located adjacent to the Monticello Raceway into trust for the benefit of the Cayuga Tribe for the purposes of conducting gaming. If approved by the BIA, the Cayuga Tribe, in conjunction with Empire Resorts, Inc. as its developer and manager, intends to construct and operate a $700 million casino resort at the site.

On November 12, 2004, Governor Pataki announced that an agreement had been reached with the Seneca-Cayuga Tribe of Oklahoma. The terms of the agreement would have included a settlement of the Tribe’s land claim and an agreement to negotiate a Class III compact for a gaming facility to be located in the Catskills. The agreement was subject to the approval of federal and state legislatures. The settlement agreement expired on September 1, 2005 without requisite approvals.

On June 28, 2005, the U.S. Court of Appeals for the Second Circuit overturned a $247.9 million judgment jointly awarded to the Cayuga Indian Nation of New York and the Seneca-Cayuga Tribe of Oklahoma and dismissed the Cayuga Indian land claim, ruling that the tribes waited too long to reclaim title to 64,015 acres of ancestral land that rim the north end of Cayuga Lake. According to published reports, the ruling jeopardizes both tribes’ attempts to proceed with casino projects in the Catskills. On September 8, 2005, the U.S. Court of Appeals for the Second Circuit denied reconsideration of its ruling.

•	Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin—In December 2004, the Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claims against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement was subject to the approval of federal and state legislatures. The settlement agreement expired on September 1, 2005 without requisite approvals.

•	Oneida Tribe of Indians of Wisconsin—In December 2004, the Oneida Tribe of Indians of Wisconsin and Governor Pataki approved an agreement that would settle the tribe’s land claim against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement was subject to the approval of federal and state legislatures. The settlement agreement expired on September 1, 2005 without requisite approvals.

•	Shinnecock Tribe—The Shinnecock Tribe has announced that it intends to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to its reservation in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive recognition from the BIA. The Shinnecock Tribe has a pending federal recognition petition. On November 7, 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. Although the federal district court found that the Shinnecock Tribe met the requirements for federal recognition, necessary approvals from the BIA still must be obtained and a 2005 United States Supreme Court decision has called into question the validity of adding land for casino development purposes into original reservation lands. Accordingly, the Shinnecock Tribe’s proposed casino project cannot move forward until the underlying issues regarding federal recognition and land claim status are resolved.

Other tribes also may be attempting to develop various forms of gaming operations in the state of New York. In addition, there are several pending federal recognition petitions from other New York groups, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

In June 2005, MGM Mirage announced a definitive agreement to develop and manage a slot parlor at the Aqueduct horse racing track in Queens, New York, to open by mid-2006. The facility will have approximately 4,500 video lottery terminals. The agreement is subject to state approval. Also, in June 2005, Yonkers Raceway, in Yonkers, New York, began a significant renovation and expansion, which will feature approximately 5,500 video slot machines. The project is expected to take 10 to 12 months to complete.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum. However, gambling boats began operating “cruises to nowhere” out of the New York City and Long Island areas in January 1998. To date, New York has not prohibited gambling boat operations and only a small number of operators have applied for licenses for offshore gambling cruises. These “cruises to nowhere”, during which casino gaming activities are conducted on board once the boat is in international waters, are permitted under federal law unless prohibited by the state from which they operate. Due to the difference in the gaming experience, we do not believe that the “cruises to nowhere” are significant competition to Mohegan Sun.

Massachusetts

In October 2005, the Massachusetts State Senate approved legislation that would allow up to 2,000 slot machines at each of the state’s four racetracks. The Massachusetts House of Representatives declined to vote on the legislation prior to the November adjournment date. The Governor of Massachusetts has publicly announced that he would veto the legislation if approved.

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

A separate band of the Nipmuc Tribe, the Chaubanagungamaug Band, also submitted a petition for federal recognition. In June 2004, the BIA made a final determination denying federal recognition to the tribe. In October 2004, the IBIA agreed to accept the Chaubanagungamaug Band’s appeal on the final determination.

On July 25, 2005, a federal district court judge in Washington D.C approved an agreement between the Mashpee Wampanoag Indians and the BIA that requires the government to make a tentative finding on the tribe’s application for formal recognition by March 31, 2006, and a final decision by March 31, 2007. If these tribes were to receive federal recognition, they would likely attempt to develop a casino in Massachusetts. A number of other petitions for federal recognition are pending in Massachusetts, but we believe potential recognition of these pending petitions is several years away, if at all.

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

Several proposed developments and expansions of casino, hotel, retail and entertainment space have also commenced or been completed in Atlantic City. Some of these recent projects are listed below:

•	In November 2004, Aztar Corporation completed an expansion of its Tropicana Atlantic City property to include an additional 500 hotel rooms and a 200,000 square foot retail, dining and entertainment complex.

•	In August 2004, Boyd Gaming and MGM Mirage announced a planned $200 million expansion of their jointly owned Borgata Hotel and Casino. The expansion will add an additional 500,000 square feet to the facility, including more gaming, retail and restaurant space, two additional nightclubs and a larger spa. In October 2004, Boyd Gaming and MGM Mirage announced an additional expansion, to begin during the first phase of its initial expansion and to be completed in mid-2007. The additional expansion will include a new hotel tower, containing approximately 200 luxury time-share condominiums and approximately 600 guest rooms, a new spa, two swimming pools and additional meeting room space.

•	In mid-2004, Harrah’s Entertainment Inc. began construction on The Pier at Caesars, a $145 million upscale retail, dining, and entertainment facility located on the Atlantic City Boardwalk. The facility will be attached to the Caesars Atlantic City by skywalk and is scheduled to open in early 2006.

In addition, the state legislature has considered adding slot machines or VLTs at the state racetracks. There are no federally recognized Indian tribes in the state and no petitions for recognition are being actively considered by the BIA.

Maine

There are no full-scale casino gaming operations allowed in Maine other than one cruise boat that operates out of Maine and provides casino gaming off-shore. There are four federally recognized tribes in Maine, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town, in east central Maine. The Penobscot Tribe and the Passamaquoddy Tribe are attempting to gain approval for full-scale casino operations at various locations in Maine; however, to date these efforts have been unsuccessful. None of the other federally recognized tribes in Maine have negotiated a tribal-state compact or otherwise taken significant steps of developing casino operations.

On November 4, 2005, Penn National Gaming, Inc. opened a temporary slot machine facility in Bangor, Maine, featuring 475 slot machines, with plans to construct a $71.0 million permanent facility that would have a total of approximately 1,500 slot machines. The permanent facility is scheduled to open in the fall of 2007.

New Hampshire

There are no casinos allowed in New Hampshire and no significant initiatives currently underway to legalize commercial casino gaming. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

Vermont

There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow commercial casino gaming. There are no federally recognized tribes in Vermont, but a petition for federal recognition is pending from the St. Francis/Sokoki Band of Abenakis in Swanton. On November 10, 2005, the BIA made proposed findings to deny federal recognition to the Abenaki Indians due to the failure to meet necessary criteria for federal recognition.

Mohegan Sun at Pocono Downs

The following is an assessment of the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

In July 2004, Pennsylvania Governor Ed Rendell signed the Pennsylvania Race Horse and Development and Gaming Act, or the Pennsylvania Gaming Act, permitting up to 61,000 slot machines at 14 locations throughout the state. The Pennsylvania Gaming Act authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The Pennsylvania Gaming Act also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a stand-alone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

In addition to Pocono Downs, there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), and one harness racetrack, the Meadows located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), currently operating. The Pennsylvania State Horse Racing Commission, or the Harness Racing Commission, also has approved a racing license for MTR Gaming to build a thoroughbred racetrack in Summit Township, near Erie (approximately 325 miles from Pocono Downs) and the Harness Racing Commission has approved a harness racing license for Harrah’s Entertainment, Inc, which has partnered with Chester Downs and Marina, LLC, to build a harness racetrack in Chester, approximately 115 miles from Pocono Downs. The Harness Racing Commission has not yet selected the proposed or existing property for the fourth and final new racing license permitted in Pennsylvania. However, under the Pennsylvania Gaming Act, unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the act, the licensee is not permitted to obtain a slot license.

Under the Pennsylvania Gaming Act, the PGCB will select the location of the five stand-alone slot facilities, so long as at least two of the stand-alone slot parlors are located in Philadelphia and one is located in Pittsburgh. The remaining two facilities will be selected by the PGCB from the list of applicants who submit applications for a slot license. There have been several news reports of proposed locations for the two remaining stand-alone slot facilities, outside of Philadelphia and Pittsburgh. We cannot predict which owners of any of these proposed sites will receive gaming licenses or, accordingly, where any of the licensed facilities will be located or what impact, if any, they will have on our future Pocono Downs operations.

The reports include the following proposed locations:

•	In November 2005, Matzel Development announced plans for a $3 billion entertainment and gambling complex at the Pocono Manor resort in Monroe County. The first phase of Matzel Development’s plan will cost $1.2 billion and include a 25 story hotel and casino with 750 rooms and up to 5,000 slot machines, a 300,000 square-foot retail and restaurant plaza, a 50,000 square-foot convention center, a 20,000 square-foot spa, a 1,800 seat indoor theater and an 18-hole golf course surrounding a 12-acre lake. The second phase would include another hotel, convention center, condominiums and single-family homes. Pocono Manor is located approximately 40 miles from Pocono Downs.

•	In December 2004, businessman Louis DeNaples purchased Mount Airy Lodge in Mount Pocono for approximately $25 million. The property is the location of a former resort facility and includes approximately 210 acres of land, which reportedly will be used for a new resort and casino complex. Although we are not aware of any official announcement from Mr. DeNaples regarding the proposed use or development of the property, newspaper reports have indicated that the site could be a potential location for a stand-alone slot facility with 2,400 to 3,000 machines and 200 hotel rooms. If approved, reported plans call for the facility to open in late 2006 or early 2007. Mount Pocono is located approximately 40 miles from Pocono Downs.

•	BethWorks Now has partnered with Las Vegas Sands, Inc, owners of the Venetian Resort and Casino in Las Vegas to acquire 135 acres of property in Bethlehem. The group has indicated that the plans for the property include a casino, 400,000-600,000 square feet of retail space and between 1,000-2,000 homes. The property is located approximately 70 miles from Pocono Downs.

•	Isle of Capri Casinos, Inc. of Biloxi Miss. reportedly has been considering sites in the Lehigh Valley to locate a stand-alone slot facility. These sites are located approximately 60 miles from Pocono Downs.

•	The Mashantucket Pequot Tribe reportedly is working with a local developer on a proposal for a slot facility to be located near the interchange of Interstate 78 and Pennsylvania Route 412 in Bethlehem. Bethlehem is located approximately 70 miles from Pocono Downs.

•	Caesars Pocono Resorts, owned by Starwood Hotels, which operates four resorts in the Pocono Mountains, also reportedly has expressed an interest in one of the two slot licenses available for resort facilities. The closest of the four Caesars resorts is 40 miles from Pocono Downs.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from up to three full scale casino gaming operations by Indian tribes in the Catskill Mountains of New York. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also could face competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. Tioga Downs Racetrack currently is undergoing a $35.0 million renovation, which, once completed, will offer approximately 750 video lottery terminal machines to its gaming and harness racing customers. A newly-constructed 90,000 square foot grandstand will house a 19,000 square foot casino floor.

Mohegan Tribe of Indians of Connecticut

General

The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut, and became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,658 members including 1,000 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to Operation Iraqi Freedom. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun and pursuing diversification of its business interests.

Although the Tribe is a sovereign entity, it has sought to work with, and to gain the support of, local communities in establishing Mohegan Sun. For example, the Tribe settled its claim to extensive tracts of land that had been guaranteed by various treaties in consideration for certain arrangements in the Mohegan Compact. As a result, local residents and businesses whose property values had been clouded by this dispute were able to gain clear title to their property. In addition, the Tribe has been sensitive to the concerns of the local community in developing Mohegan Sun. This philosophy of cooperation has enabled the Tribe to build a solid alliance among local, state and federal officials to achieve its goal of building Mohegan Sun.

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council will be elected on a staggered term basis. Effective with the election for the Council of Elders held in October 2004, three elected members of the Council of Elders serve two-year terms which expire in October 2006 and four elected members of the Council of Elders serve four-year terms which expire in October 2008. Similarly, effective with the Tribal Council election held in August 2005, four elected Tribal Council members serve two-year terms and five elected Tribal Council members serve four-year terms. Thereafter, elected members of both the Council of Elders and the Tribal Council shall serve four-year terms. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council are the same individuals who serve on our Management Board.

The Tribe’s Constitution vests all legislative and executive powers of the Tribe in the Tribal Council, with the exception of the enrollment of Tribal members and cultural duties, which are vested in the Council of Elders. The powers of the Tribal Council include the power to establish an executive branch departmental structure with agencies and subdivisions and to delegate appropriate powers to such agencies and sub-divisions.

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

Gaming Disputes Court

The Tribal Council has established the Gaming Disputes Court by Tribal ordinance and vested it with exclusive jurisdiction over all disputes related to gaming at Mohegan Sun and over appeals of certain final decisions issued by the Tribe’s administrative agencies. The Gaming Disputes Court is composed of a Trial Division and an Appellate Branch. A single judge presides over cases at the trial level. Trial Division decisions can be appealed to the Appellate Branch where cases are presided over by three judges, one of whom will be the Chief Judge, and none of whom will have presided at the Trial Division over the specific case being heard. Decisions of the Appellate Branch are final, and no further appeal is available.

The Gaming Disputes Court has jurisdiction over all disputes or controversies related to gaming between any person or entity and us or the Tribe. The Gaming Disputes Court also has jurisdiction over certain appeals arising out of tribal agency regulatory powers, including licensing actions. The Tribe has adopted the substantive law of the State of Connecticut as the applicable law of the Gaming Disputes Court to the extent that such law is not in conflict with Mohegan Tribal Law. Also, the Tribe has adopted all of Connecticut’s rules of civil and appellate procedure and professional and judicial conduct to govern the Gaming Disputes Court.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 55. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 74. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 53. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 65. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Workers Compensation Department

Effective September 1, 2004, the Tribal Council established a Workers Compensation Department that oversees a self-administered workers compensation program for employees of the Tribe and us. Prior to the formation of this department, we participated in the State of Connecticut workers compensation program. Duties of the Workers Compensation Department, including judgment on claims, are performed by two commissioners employed by the Tribe.

Below is a description of certain information regarding the commissioners serving in the Workers Compensation Department:

Giancarlo Rossi, Chief Commissioner. Mr. Rossi was appointed Chief Commissioner of the Tribe’s Workers Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers compensation experience in Connecticut.

Louis M. Pacelli, Commissioner. Mr. Pacelli was appointed Commissioner of the Tribe’s Workers Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers compensation matters, for over 20 years in Connecticut.

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

We have three major functions. The first major function is to direct the operation, management and promotion of gaming enterprises on tribal lands and all related activities. The second major function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees as well as gaming vendors seeking to provide gaming products or services within the casino. The third major function is to identify and evaluate various diversification opportunities in conjunction with the Tribe. These opportunities primarily include the management and ownership of, or investments in, other gaming enterprises through direct investment, acquisition, joint venture arrangements and loan transactions.

Government Regulation

General

We are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, we are subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “—Risk Factors.”

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

Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies

Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which otherwise would have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.

In connection with most of our contractual arrangements, including our outstanding indebtedness, we, the Tribe, MBC and the Pocono Downs entities (since it is unclear as a matter of law whether the Pocono Downs entities would be deemed to possess sovereign immunity) agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. 1302 (or any successor statute).

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2005, we believe we were in material compliance with the tribal MICS.

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

Pennsylvania Racing Regulation

Our harness racing operations at Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act. Under that law, the Harness Racing Commission, is responsible for, among other things:

•	granting permission annually to maintain racing licenses and schedule races;

•	approving, after a public hearing, the opening of additional OTWs and racetracks;

•	approving simulcasting activities;

•	licensing all officers, directors, racing officials and certain other employees of a company; and

•	approving all contracts entered into by a company affecting racing, pari-mutuel wagering, phone/internet wagering and OTW operations.

As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Harness Racing Commission has broad authority to regulate in the best interests of racing and may, to that end, disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also has reserved the right to revoke the power of the Harness Racing Commission to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation or taxation.

We have obtained permission from the Harness Racing Commission to conduct live racing at Pocono Downs and to operate the five OTWs that we own. The Harness Racing Commission can refuse to grant permission to continue to operate existing facilities.

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

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land in Connecticut. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the Mashantucket Pequot Tribe in Connecticut and provide, among other things, as follows:

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

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville entered into an agreement whereby the Tribe agreed to pay to the town $500,000 annually to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust. The Tribe assigned its rights and obligations in the agreement with the Town of Montville to us.

Land Lease from the Tribe to the Authority

Mohegan Sun is located upon land that is held in trust for the Tribe by the United States. We entered into a land lease with the Tribe under which the Tribe leases to us the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was approved by the Secretary of the Interior on, and became effective as of, September 29, 1995. Summarized below are several key provisions of this lease. See also “Part I. Item 2. Properties.”

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

Trademarks

In connection with the relinquishment agreement, TCA granted to us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights including the “Mohegan Sun” name, used at or developed for Mohegan Sun. We agreed, however, that we will only use the word “Sun” in conjunction with Mohegan Sun and Project Sunburst facilities and together with “Mohegan” or “Mohegan Tribe.” In January 2003, we received a waiver from TCA to also use the word “Sun” in connection with our WNBA franchise Connecticut Sun. We capitalized $130.0 million of the relinquishment liability in connection with the trademark value of the Mohegan Sun brand name.

Pocono Downs Purchase Agreement

On October 14, 2004, we entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc., pursuant to which we acquired Pocono Downs, a standardbred harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown) for a purchase price of approximately $280.0 million. The purchase agreement provides us with post-closing termination rights in the event of certain materially adverse legislative or regulatory events. See “—Risk Factors—Risks Related to Our Pocono Downs Operations,” for more information on these rights.

Management and Development Agreements with Other Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as provide assistance with the financing, of the Cowlitz Project and the agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures—NW through Salishan-Mohegan pursuant to the operating agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. According to the management agreement, we were granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. Pursuant to amendments made to the option agreements in May 2005, the land purchase options permit Salishan-Mohegan to purchase land at specified closing dates no later than December 2005 and April 2006 for remaining payments of approximately $7.5 million and $3.2 million, respectively. Under the option agreements, Salishan-Mohegan is also required to make extension payments on the aggregate agreed-upon net purchase price at an annual rate of 6.5%, with an aggregate total of $2.4 million payable on the closing date in April 2006 or the applicable portion upon termination of the option agreements.

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

Bank Credit Facility

We have a $450.0 million revolving bank credit facility from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The maximum aggregate principal amount available for borrowing includes amounts under letters of credit. As of September 30, 2005, the amount under letters of credit totaled approximately $584,000, of which no amount was drawn. The revolving loan has no mandatory amortization provision and is payable in full on March 31, 2008. We have $449.4 million available for borrowing under the bank credit facility as of September 30, 2005 (without taking into account covenants under the line of credit discussed below).

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, MCV-PA, and the Pocono Downs entities. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of September 30, 2005, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances will be between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances will be between 1.75% and 2.50%. The applicable spread for commitment fees will be between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of September 30, 2005, we had no base rate loans and no LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of September 30, 2005.

1999 8 1/8% Senior Notes

On March 3, 1999, we issued $200.0 million senior notes with fixed interest payable at a rate of 8 1/8% per annum, or the 1999 senior notes. Interest on the 1999 senior notes is payable semi-annually on January 1 and July 1. The 1999 senior notes mature on January 1, 2006. The 1999 senior notes are our uncollateralized general obligations and rank pari passu in right of payment with all our current and future uncollateralized senior indebtedness. Borrowings under the bank credit facility and capital lease obligations are collateralized by first priority liens on substantially all of our assets. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the 1999 senior notes. The 1999 senior notes rank equally in right of payment with the 2005 senior notes described below and 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the

2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, and the 2005 senior subordinated notes described below. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 1999 senior notes.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of our outstanding 1999 senior notes. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 senior notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 senior notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 senior notes remain outstanding as of September 30, 2005.

2005 6 1/8% Senior Notes

On February 8, 2005, we issued $250.0 million senior notes with fixed interest payable at a rate of 6 1/8% per annum, or the 2005 senior notes. The 2005 senior notes mature on February 15, 2013. The first call date for the 2005 senior notes is February 15, 2009. Interest on the 2005 senior notes is payable semi-annually on February 15 and August 15. The 2005 senior notes are our uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 senior notes rank equally in right of payment with the 1999 senior notes, and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior notes rank senior to the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes, and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 senior notes.

2001 8 3/8% Senior Subordinated Notes

On July 26, 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8 3/8% per annum, or the 2001 senior subordinated notes. Interest on the 2001 senior subordinated notes is payable semi-annually on January 1 and July 1. The 2001 senior subordinated notes mature on July 1, 2011. The first call date for the 2001 senior subordinated notes is July 1, 2006. The 2001 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes and 2005 senior notes, and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes rank equally with the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes, and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2001 senior subordinated notes.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of our outstanding 2001 senior subordinated notes. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 senior subordinated notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 senior subordinated notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 senior subordinated notes remain outstanding as of September 30, 2005.

2002 8% Senior Subordinated Notes

On February 20, 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8% per annum, or the 2002 senior subordinated notes. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1 and October 1. The 2002 senior subordinated notes mature on April 1, 2012. The first call date for the 2002 senior subordinated notes is April 1, 2007. The 2002 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility,the 1999 senior notes and 2005 senior notes, and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes, and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 senior subordinated notes.

2003 6 3/8% Senior Subordinated Notes

On July 9, 2003, we issued $330.0 million senior subordinated notes with fixed interest payable at a rate of 6 3/8% per annum, or the 2003 senior subordinated notes. Interest on the 2003 senior subordinated notes is payable semi-annually on January 15 and July 15. The 2003 senior subordinated notes mature on July 15, 2009. The 2003 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes and 2005 senior notes, and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2003 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes, and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 senior subordinated notes.

2004 7 1/8% Senior Subordinated Notes

On August 3, 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7 1/8% per annum, or the 2004 senior subordinated notes. The 2004 senior subordinated notes mature on August 15, 2014. The first call date for the 2004 senior subordinated notes is August 15, 2009. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15 and August 15. The 2004 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes and 2005 senior notes, and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2004 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2005 senior subordinated notes, and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 senior subordinated notes.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6 7/8% per annum, or the 2005 senior subordinated notes. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15 and August 15. The 2005 senior subordinated notes are uncollateralized general obligations of the Authority and are subordinated to the bank credit facility, the 1999 senior notes, the 2005 senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of the Authority’s payment obligations under the relinquishment agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2005, both we and the Tribe were in compliance with all respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC, or the membership agreement. The membership agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the membership agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from us) and issued a promissory note to the WNBA, or the WNBA Note, for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. We guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note through January 2011. As of September 30, 2005, a principal amount of $6.0 million was outstanding on the WNBA Note.

Line of Credit

We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2005, we were in compliance with all covenant requirements of the line of credit. As of September 30, 2005, we had no amounts drawn under the line of credit, and therefore had $25.0 million available for borrowing.

Note and Mortgage Payables

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

Letters of Credit

We maintain uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue amounts for purses due horsemen at Pocono Downs and overdue pari-mutuel wagering tax liabilities that may arise. The letters of credit expire(d) on August 31, 2006, November 15, 2005 and January 25, 2006, respectively. As of September 30, 2005, no amounts were drawn on the letters of credit.

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

From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Environmental Protection, or DEP, reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEP approved United Nuclear Corporation’s remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soils and additional investigation were completed to achieve the DEP’s cleanup criteria and demonstrate that the remaining soils complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to the data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEP has reviewed and approved the cleanup activities at the site, and, as part of the DEP’s approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to ensure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation’s environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department of the Interior for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation’s activities on the property.

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2005, 2004 and 2003, any material costs related to compliance with environmental requirements with respect to the site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. We have prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of our corrective action plans and as included in the Pocono Downs purchase agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and we will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify us for up to $10.0 million of additional costs in excess of $2.0 million that we may incur as a result of the environmental condition of the Pocono Downs facilities prior to the closing. The total cost of remediation is estimated to be approximately $1.6 million at September 30, 2005.

Employees and Labor Relations

As of September 30, 2005, Mohegan Sun employed approximately 8,900 full-time employees, and 1,700 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2005, Pocono Downs employed approximately 200 full time employees, and 300 seasonal and part-time employees. Certain of our Pocono Downs employees are represented under collective bargaining agreements between Downs Racing, the International Union of Operating Engineers Local Union 542C (“Local Union 542C”) and Teamsters Local No. 401 (“Local No. 401”). The agreement with Local Union 542C expires on March 31, 2007 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on December 31, 2006 and relates to truck drivers and maintenance employees.

Item 1A. Risk Factors

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

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2005, we had outstanding debt totaling $1.24 billion. In addition, as of September 30, 2005, we had borrowing capacity under the bank credit facility of up to $449.4 million, of which no amounts were drawn.

Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby hurting our results of operations and ability to meet our debt service obligations with respect to our outstanding indebtedness; and

•	limit, along with the financial and other restrictive covenants in our outstanding indebtedness, our ability to borrow additional funds.

An entity’s ability to enforce their rights against us is limited by our sovereign immunity and that of the Tribe and MBC.

Although we, the Tribe, and MBC each have sovereign immunity and may not be sued without our and their respective consents, we, the Tribe, and MBC each have granted a limited waiver of sovereign immunity and consent to suit in connection with some of our outstanding indebtedness. Because it is unclear as a matter of law whether the Pocono Downs entities would be deemed to possess sovereign immunity, each of them has granted a similar waiver. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, an entity could be precluded from judicially enforcing their rights and remedies. With limited exceptions, we, the Tribe, MBC and the Pocono Downs entities have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an entity may not have any remedy against us, the Tribe, MBC or the Pocono Downs entities for violations of federal securities laws.

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

Any rights as a creditor are limited to our assets and those of MBC and the Pocono Downs entities.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of MBC and the Pocono Downs entities, and would not encompass the assets of our other subsidiaries that are not guarantors, the Tribe or its other affiliates.

We, the Tribe, MBC and the Pocono Downs entities may not be subject to the federal bankruptcy laws, which could impair the ability of our creditors to be repaid from the sale of our assets if we are unwilling or unable to meet our debt service obligations.

We, the Tribe, MBC and the Pocono Downs entities may not be subject to the federal bankruptcy laws. No assurance can be given that, if an event of default occurs, a forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently no guiding precedents for the interpretation of Tribal law. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land.

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

These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general and thereby may negatively impact our financial condition, results of operations and our ability to meet our debt service obligations.

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

Primarily all Mohegan Sun and Pocono Downs patrons arrive via automobile and are assumed to work or live in the northeastern United States and northeastern Pennsylvania, respectively. Moderate or severe economic downturns or adverse conditions in the northeastern United States or northeastern Pennsylvania may affect negatively our financial performance. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities that we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may affect adversely consumer spending in our gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn. Accordingly, our business, assets, financial condition and results of operations could be affected adversely if the regional economic conditions or outlook weaken.

The loss of a key management member could have a material adverse effect on us, Mohegan Sun and the Pocono Downs entities.

Our success depends in large part on the continued service of key management personnel, particularly William J. Velardo, Chief Executive Officer of the Authority, Leo M. Chupaska, Chief Financial Officer of the Authority, Mitchell Grossinger Etess, President and Chief Executive Officer of Mohegan Sun, Jeffrey E. Hartmann, Executive Vice President and Chief Operating Officer of Mohegan Sun, and Robert J. Soper, President and Chief Executive Officer of the Pocono Downs entities. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel, excluding Mr. Chupaska and Mr. Soper, currently are retained pursuant to five-year employment agreements which expire on December 31, 2009 and include a provision for automatic renewal for an additional term of five years. The Management Board has approved an employment agreement with Mr. Chupaska, however the agreement is currently in the process of being executed. Mr. Soper and the Management Board are currently in the process of finalizing the terms of a new employment agreement.

We may be subject to material environmental liability as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

Our properties and operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, investments to retrofit or upgrade our facilities and programs, or could affect our operations.

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

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. We have prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of our corrective action plans and as included in the Pocono Downs purchase agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and we will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify us for up to $10.0 million of additional costs in excess of $2.0 million that we may incur as a result of the environmental condition of the Pocono Downs facilities prior to closing.

Notwithstanding the foregoing, we cannot assure you that:

•	the various environmental reports or any other existing environmental studies prepared with respect to these sites revealed all environmental liabilities;

•	any prior owners or tenants did not create any material environmental condition not known to us;

•	future laws, ordinances or regulations will not impose any material environmental liability;

•	a material environmental condition does not otherwise exist on any site; or

•	the amounts that the sellers have agreed to pay to indemnify us for any losses we may suffer as a result of environmental liabilities at the Pocono Downs facilities will be sufficient to make us whole for any such losses.

Any of the above could have a material adverse effect upon our future operating results and ability to meet our debt service obligations.

Risks Related to Mohegan Sun

Mohegan Sun’s failure to generate sufficient cash flows could prevent us from fulfilling our debt service obligations.

We currently rely primarily on cash flows generated by gaming operations at Mohegan Sun to meet our debt service obligations. Our financial condition and operations are subject to many financial, economic, political, competitive and regulatory factors beyond our control. If Mohegan Sun is unable to generate sufficient cash flows, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. We could be required to, among other things, reduce or delay planned capital expenditures, dispose of some of our assets and/or seek to restructure some or all of our debt. We cannot assure you that any of these alternatives could be effected on satisfactory terms, if at all, and if effected, would not have a material adverse effect on our results of operations.

If we are not able to compete successfully, we may not be able to generate sufficient cash flows to fund our operations or service our debt.

The following summarizes the material risks we face as a result of existing and potential competition that may affect our results of operations at Mohegan Sun. A more extensive discussion of the competitive landscape affecting Mohegan Sun can be found under “Market and Competition from Other Gaming Operations.” In addition, our harness racing, and potential slot machine, operations at Pocono Downs are subject to competition in Pennsylvania and southeastern New York, as described below under “—Risks Related to Our Recent Acquisition of Pocono Downs.”

We face intense competition in our target market from Foxwoods Resort Casino.

The existing gaming industry in the northeastern United States is highly competitive. Mohegan Sun primarily competes with Foxwoods, operated by the Mashantucket Pequot Tribe. Foxwoods is approximately ten miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately thirteen years and may have greater financial resources and operating experience than us. In addition, Foxwoods has offered certain amenities to its guests for a significantly longer duration than Mohegan Sun, such as hotel accommodations and convention center services.

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which will add over two million square feet to the facility and will include an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion will include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in the summer of 2008. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a 50,000 square foot clubhouse, and is continuing construction on eight golf villas and a golf academy, which are expected to be completed by the end of 2005.

In addition to Foxwoods, we also face competition from existing casino gaming operations elsewhere in the northeastern United States.

Since the completion of the Project Sunburst expansion in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun now competes more directly for customers with casinos in Atlantic City, New Jersey. Many of these casinos have greater resources, operating experience and name recognition than Mohegan Sun. Moreover, public announcements, including those by Boyd Gaming and MGM, indicate that several Atlantic City properties are undergoing renovation and expansion, which could make them more attractive destinations and divert potential customers from Mohegan Sun.

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

New market entrants in the northeastern United States could adversely affect our operations and our ability to meet our financial obligations.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming laws or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in commercial casino gaming, including full-scale commercial casinos, in the northeastern United States and in the number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the northeastern United States. Under federal law, after obtaining federal recognition and before full scale commercial casino gaming operations may commence, a tribe must, among other things, have land taken into trust by the federal government, negotiate a gaming compact with the state in which they intend to engage in commercial casino gaming, adopt a tribal gaming ordinance and construct a facility. A tribe may also need to negotiate a gaming management agreement and obtain financing to construct a facility. Many Indian tribes and individual groups seeking to gain federal recognition as Indian tribes are pursuing commercial casino gaming in the northeastern United States. These efforts are ongoing in Connecticut, Maine, Massachusetts, New York and Rhode Island.

In addition, a number of states, including Maine, Massachusetts, Rhode Island and New York, have considered or are considering legalization of one or more forms of commercial casino gaming by non-Indians in one or more locations. Based on internal analysis of the existing and potential gaming market in the northeastern United States, we believe that competition from other commercial casino gaming operations will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by other federally recognized Indian tribes, individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenue and operating results that could affect adversely our cash flows.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between May and August. Similarly, the heaviest gaming activity has occurred at Mohegan Sun between May and August. As a result of these seasonal fluctuations, we likely will continue to experience seasonal variations in our quarterly revenue and operating results that could result in decreased cash flows during periods in which gaming activity is relatively low. These variations in quarterly revenue and operating results could affect adversely our overall financial condition.

Negative conditions affecting, and the seasonal nature of, the lodging industry may have an adverse affect on our revenue and cash flows.

We depend on the revenue generated from the hotel at Mohegan Sun, together with the revenue generated from the other portions of Mohegan Sun, to meet our debt obligations and fund our operations. Revenue generated from the operation of the hotel is subject primarily to conditions affecting our gaming operations, but is also subject to the lodging industry in general, and, as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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

Adverse changes in these conditions could affect adversely our hotel’s financial performance and results of operations.

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

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA five percent of the revenues (as defined in the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2005, we paid $70.6 million in relinquishment payments. As of September 30, 2005, relinquishment payments earned but unpaid were $19.2 million.

This obligation consumes a significant portion of our operating cash flows that might otherwise be available to, among other things, reduce indebtedness and fund working capital, capital expenditures and other general operating requirements and thereby affect our ability to meet our debt service obligations. As a result, our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general is reduced. This may place us at a disadvantage compared to our competitors that do not have such an obligation.

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

Currently, the operation of all gaming on Indian lands is subject to IGRA. Over the past several years, legislation has been introduced in the United States Congress with the intent of modifying a variety of perceived problems with IGRA. Virtually all of the proposals that have been considered seriously would be prospective in effect and contain clauses that would grandfather existing Indian gaming operations such as Mohegan Sun. Legislation also has been proposed, however, which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our debt service obligations would be materially and adversely affected.

In addition, under federal law, gaming on Indian land is dependent on the permissibility under state law of specific forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on our ability to conduct our gaming operations. In fact, in January 2003, the State of Connecticut repealed its Las Vegas nights statute, but the state attorney general opined that the repeal did not affect the two existing Indian gaming compacts. Connecticut currently permits, among other things, a state lottery, jai alai fronton betting, greyhound racing and off-track betting parlors.

A change in our, MBC’s or the Pocono Downs enties’ current tax-exempt status could have a material adverse effect on our ability to meet our debt service obligations.

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe, MBC and the Pocono Downs entities are not subject to federal income taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

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

Risks Related to Our Pocono Downs Operations

Our inability to obtain a slot machine license in Pennsylvania could adversely affect our liquidity or financial position or cause us to incur significant losses.

One of our primary motives in acquiring Pocono Downs was to obtain a Category One slot machine license in Pennsylvania to operate slot machines at Pocono Downs. Subject to certain conditions contained in our purchase agreement relating to the Pocono Downs entities, by July 1, 2006, if either our application for a Category One Slot Machine License has been denied or is not issued by the PGCB as a direct result of the conduct of the sellers (or certain of its related entities), or no conditional or permanent gaming licenses have been issued by the PGCB, we have the right to require the sellers (or certain of its related entities) to repurchase the interests in the Pocono Downs entities. This right will expire upon the approval by the PGCB of Penn National Racecourse for a conditional or permanent Category One Slot Machine License, so long as it has not been sold to a third party unaffiliated with the Pocono Downs sellers. If we are not able to obtain such a slot machine license for any other reason, we may be forced to sell the business to another buyer or operate it, without a slot machine license, as the business is presently conducted, either of which could subject us to significant losses.

If we are not able to develop a slot machine facility at Pocono Downs on time or on budget, we may not be able to achieve our operating projections for the Pocono Downs acquisition.

We anticipate total costs to develop a temporary and permanent slot machine facility at Pocono Downs of approximately $47 million and $160 million, respectively, in addition to a slot machine license fee of $50.0 million. Our estimates assume that we have obtained a Category One license in time to open the temporary facility and begin construction of a permanent facility in 2006; however, if we are not able to obtain the license on time, our projected openings for both facilities may be delayed and we may be exposed to higher than expected costs. Failure to complete the slot machine facilities within budget or on schedule could prevent us from achieving our operating projections and, accordingly, may have a material adverse effect on our financial condition, results of operations or liquidity.

Delays in the hiring of staff, the issuance of final regulations or the adoption of other policies relating to the Pennsylvania Gaming Control Board could result in delays in the issuance of the Category One licenses, including our own, which in turn, could delay our planned expansion of the Pocono Downs site.

The PGCB, which will oversee slot machine operations in the Commonwealth of Pennsylvania, was established pursuant to the Pennsylvania Gaming Act enacted in July 2004. The PGCB has not yet been fully staffed and has not yet issued final regulations implementing the provisions of the Pennsylvania Gaming Act. Published reports indicate that the PGCB recently delayed its projected schedule for issuing Category One conditional licenses by January or February 2006 to June 2006 at the earliest.

It has been reported that there may be attempts to amend the Pennsylvania Gaming Act in future legislative sessions, including a bill introduced by certain members of the state House of Representatives on December 6, 2005, that would nullify the Pennsylvania Gaming Act. News reports indicate that Governor Rendell would veto this bill if approved by the state legislature. As with any gaming operation, changes in applicable laws or regulations could limit or materially affect the types of gaming we may conduct, or the services we may provide, at Pocono Downs. In addition, several legal challenges have been filed in both state and federal court challenging various provisions of the Pennsylvania Gaming Act. If any legislation or legal challenges were to succeed, our ability to develop and operate a gaming site at Pocono Downs could be adversely affected.

Construction difficulties may delay our projected openings and could prevent us from achieving our operating projections.

Construction projects like this one are inherently subject to significant development and construction risks, all of which could cause unanticipated delays or cost increases. These include the following:

•	regulatory approvals;

•	labor disputes;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters; and

•	geological, construction, demolition, excavation and/or equipment problems.

If Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows to fulfill our debt service obligations relating to the acquisition and our development activities.

The Pennsylvania Gaming Act authorizes slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the PGCB. In addition, the Pennsylvania Gaming Act authorizes two resort facilities with up to 500 slot machines. The Pennsylvania Gaming Act also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a standalone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

In addition to Pocono Downs, there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs) and one harness racetrack, the Meadows located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs) currently operating. In addition, the Pennsylvania State Horse Racing Commission has approved a racing license for MTR Gaming to build a thoroughbred racetrack in Summit Township, near Erie (approximately 325 miles from Pocono Downs), and the Harness Racing Commission has approved a harness racing license for Harrah’s Entertainment Inc., which has partnered with Chester Downs and Marina, LLC, to build a harness racetrack in Chester, approximately 115 miles from Pocono Downs. The Harness Racing Commission has not yet selected the proposed or existing property for the fourth and final new racing license permitted in Pennsylvania. However, under the Pennsylvania Gaming Act, unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the Pennsylvania Gaming Act, the licensee would not be permitted to obtain a slot license.

Under the Pennsylvania Gaming Act, the PGCB will select the location of the five stand-alone slot facilities, so long as at least two of the stand-alone slot parlors are located in Philadelphia and one is located in Pittsburgh. The remaining two facilities will be selected by the PGCB from the list of applicants who submit applications for a slot license. There have been several reports of proposed locations for the two remaining stand-alone slot facilities to be located outside of Philadelphia and Pittsburgh, with some reports indicating that one could be located less than 40 miles from Pocono Downs. We cannot predict which owners of any of these proposed sites will receive gaming licenses or, accordingly, where any of the licensed facilities will be located or what impact, if any, they will have on our planned Pocono Downs operations.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from up to three full scale casino gaming operations by Indian tribes in the Catskill Mountains of New York. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs could also face competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. Tioga Downs Racetrack is currently undergoing a $35.0 million renovation, which, once completed, will offer approximately 750 video lottery terminal machines to its gaming and harness racing customers. A newly-constructed 90,000 square foot grandstand will house a 19,000 square foot casino floor.

We are uncertain of the impact these racetracks and potential commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

We may experience difficulties in integrating the Pocono Downs operations.

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

Our operations of the Pocono Downs business subject us to regulation by Pennsylvania’s State Harness Racing Commission and, if we obtain a license, gaming authorities.

As owners and operators of the Pocono Downs harness racing facility and off-track-wagering operations in Pennsylvania, we are subject to extensive state regulation by the Harness Racing Commission and other state regulatory bodies such as the liquor control board. If we obtain a slot machine license, we also will become subject to further state regulation by the PGCB. Applicable rules and regulations may require that we obtain a variety of registrations, permits and approvals to conduct our operations. Regulatory bodies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke a license to conduct our operations as we intend to conduct them. We cannot assure you that we will be able to obtain all registrations, permits, approvals or licenses necessary to conduct our business in Pennsylvania as we intend to conduct it or that, if obtained, we will be able to renew them as required. Any of these events, or any changes in applicable laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Mohegan Sun is located on 240 acres of the Tribe’s approximately 405-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land located in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, New York, 100 miles from Boston, Massachusetts, 45 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

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

In connection with the purchase of the Pocono Downs entities, we acquired Pocono Downs, a harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania. The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. In addition, we also acquired the OTW facilities located in Carbondale, Erie and Lehigh Valley (Allentown), and we lease the East Stroudsburg and Hazleton facilities. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Prior to our acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc., or MTR, and Presque Isle Downs Inc., and collectively with MTR, Presque Isle, for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to our subsidiary, Downs Racing, L.P., upon our acquisition of the Pocono Downs entities. Accordingly, Downs Racing, L.P. will be required to convey the Erie OTW facility for such price if and when either of the following two conditions occur: (1) there is commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) there is receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

Salishan-Mohegan, a majority-owned subsidiary of Mohegan Ventures-NW, owns a parcel of land in Clark County, Washington for the purposes of developing a casino to be owned by the Cowlitz Indian Tribe. Mohegan Ventures-NW is a wholly-owned subsidiary of the Authority. The land is encumbered by a $2.6 million mortgage payable and certain lease agreements with the existing tenant on the property. Salishan-Mohegan also has options to purchase other parcels of land next to the owned land, which would also be used for casino development purposes. The rights to the land and land purchase options shall be assigned to the Cowlitz Indian Tribe upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being taken into trust by the United States Department of the Interior.

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

Item 6. Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2005, 2004 and 2003 and as of September 30, 2005 and 2004, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 2002 and 2001 and as of September 30, 2003, 2002 and 2001 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Unless otherwise indicated, dollar amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2005	2004		2003		2002	2001
Operating Results:
Gross revenues	$1,456,753	$1,367,933		$1,280,440		$1,121,060	$859,608
Promotional allowances	(125,148)	(111,007)		(102,952)		(88,167)	(71,372)

Net revenues	$1,331,605	$1,256,926		$1,177,488		$1,032,893	$788,236

Income from operations (1)	$139,364	$246,617		$241,333		$213,680	$267,935
Total other expense (2)	(116,211)	(143,748	)(3)	(145,648	)(4)	(113,648)	(53,403)

Income from continuing operations before minority interest	23,153	102,869		95,685		100,032	214,532
Minority interest	514	18		—		—	—

Income from continuing operations	23,667	102,887		95,685		100,032	214,532
Loss from discontinued operations	—	—		—		—	(591)

Net income	$23,667	$102,887		$95,685		$100,032	$213,941

Other Data:
Interest expense, net of capitalized interest	$88,011	$78,970		$83,492		$76,635	$20,375
Capital expenditures	$50,991	$30,680		$30,277		$224,743	$728,742
Net cash flows provided by operating activities	$248,304	$214,776		$195,484		$183,699	$201,338

Balance Sheet Data:
Total assets	$1,856,868	$1,579,705		$1,658,511		$1,714,055	$1,554,693
Long-term debt and capital lease obligations	$1,226,348	$1,003,051		$1,101,649		$1,052,173	$908,000

(1)	Total operating costs and expenses included in income from operations includes non-cash relinquishment liability reassessment charges of $123.6 million and $3.9 million for the 2005 and 2004 fiscal years and non-cash relinquishment liability reassessment credits of $22.7 million, $19.6 million and $74.4 million for the 2003, 2002 and 2001 fiscal years. A discussion of this charge and our accounting for the relinquishment liability may be found under Notes 2 and 13 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(2)	For the fiscal years ended September 30, 2005, 2004, 2003, 2002, and 2001, total other expense includes $27.5 million, $29.9 million, $33.6 million, $36.3 million and $35.8 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found under Notes 2 and 13 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(3)	Includes a loss on extinguishment of debt of $34.1 million. The loss is comprised of a tender premium of $31.0 million, a write-off of unamortized debt issuance costs of $3.5 million and other transaction costs of approximately $1.1 million, offset by a net gain of $1.5 million from the recognition of the remaining net deferred gain on the sale of related derivative instruments.
(4)	Includes a loss on extinguishment of debt of $27.4 million. The loss is comprised of a tender premium of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs of approximately $200,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this Annual Report on Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.”

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a harness racing facility located in Plains, Pennsylvania, as well as five Pennsylvania OTW facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate the Mohegan Sun gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Connecticut Sun

In January 2003, we formed a wholly-owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of holding a membership in the Women’s National Basketball Association, or WNBA, and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing, L.P. owns Pocono Downs, a harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTW’s located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track held 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania. The approximately $280 million purchase price was funded through draws on our bank credit facility, subsequently refinanced through the issuance of senior notes and senior subordinated notes discussed in “—Liquidity, Capital Resources and Capital Spending—External Sources of Liquidty”.

We completed the 2005 harness racing season at Pocono Downs and we expect to continue the harness racing activities at Pocono Downs, with the 2006 racing season from April to November 2006. We are also conducting year round pari-mutuel wagering activities at Pocono Downs and the OTW facilities. In addition, as a result of our acquisition of Pocono Downs, we have the right to apply for a Pennsylvania Category One Slot Machine License, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Downs Racing, L.P. submitted an application for a conditional Category One Slot Machine License with the Pennsylvania Gaming Control Board, or PGCB, on December 8, 2005. Downs Racing, L.P. will submit an application for a permanent Category One Slot Machine License on or before December 28, 2005. Upon receipt of a conditional or permanent license, we would be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of the slot machine license. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines.

On June 22, 2005, the Pennsylvania Supreme Court unanimously upheld substantially all of the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act. Following the Pennsylvania Supreme Court’s decision, the PGCB has begun the process of issuing final licensing regulations. Public reports indicate that the PGCB is expected to begin approving conditional Category One Slot Machine Licenses in June 2006.

On July 21, 2005, we announced plans for the development of a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs. The plans provide for approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a “Kid’s Quest” center, 20,000 square feet of retail space, new parking facilities and an enhanced employee services area.

Construction of the new facility will begin upon the issuance of a conditional Category One Slot Machine License by the PGCB. The new facility is expected to open approximately 14 months from the beginning of construction. Estimated cost of construction for the new facility is between $140 million and $160 million.

In addition to the development of the new gaming and entertainment facility, we plan to make significant improvements and additions to the existing Pocono Downs Clubhouse and Grandstand, including a new simulcast facility, improvements to the Grandstand for the installation of approximately 1,000 slot machines (upon receipt of a conditional Category One Slot Machine License) and a new 10,000 square foot food court. These improvements are estimated to cost approximately $47.0 million. Construction began in September 2005 and is estimated to be completed by the spring of 2006.

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

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures—NW through Salishan-Mohegan pursuant to the operating agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTW’s);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses, and is comprised primarily of revenues from our slot machines and table games at Mohegan Sun. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Pursuant to the Mohegan Compact, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut. On a monthly basis, we also post this information on our website at www.mtga.com.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

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

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Notes 2 and 13 to our consolidated financial statements for a further discussion of how we account for the relinquishment liability.

Results of Operations

Summary Operating Results

We currently own and operate the Mohegan Sun property in Connecticut and, after the acquisition of the Pocono Downs entities in January 2005, a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. See Note 16 to the consolidated financial statements for financial information about the segments. The following tables summarize our results from operations on a property basis (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Net revenues:
Mohegan Sun	$1,305,686	$1,256,926	$1,177,488	$48,760	$79,438	3.9%	6.7%
Pocono Downs (1)	25,919	—	—	25,919	—	—	—

Total	$1,331,605	$1,256,926	$1,177,488	$74,679	$79,438	5.9%	6.7%

Income from operations:
Mohegan Sun	$150,914	$251,455	$243,749	$(100,541)	$7,706	-40.0%	3.2%
Pocono Downs (1)	(67)	—	—	(67)	—	—	—
Corporate expenses	(11,483)	(4,838)	(2,416)	(6,645)	(2,422)	137.4%	100.2%

Total	$139,364	$246,617	$241,333	$(107,253)	$5,284	-43.5%	2.2%

Net income	$23,667	$102,887	$95,685	$(79,220)	$7,202	-77.0%	7.5%

(1)	Acquired January 25, 2005

The important factors and trends that most contributed to our operating performance for the fiscal years ended September 30, 2005, 2004 and 2003, were experienced or initiated at Mohegan Sun. These are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the fiscal years ended September 30, 2005 and 2004;

•	successful marketing programs and promotional events designed to increase targeted patron visitation;

•	the optimization of hotel occupancy rates through extending offers to Player’s Club members which led to higher gaming and non-gaming revenues;

•	efficiencies achieved through the optimization of the Mohegan Sun labor force;

•	the continuation of a cost reduction program initiated in fiscal year 2004 which targets expenditures that grow at substantially faster rates than net revenues, such as employee medical insurance costs;

•	the closing of our poker room in September 2003 for the purpose of adding approximately 260 slot machines, which led to increased revenue per square foot and a higher operating margin partially due to the use of cashless gaming technology; and

•	the non-cash relinquishment liability reassessment charge of $123.6 million in fiscal year 2005, which significantly increased our operating costs and expenses from those in fiscal year 2004.

Net revenues for the fiscal year ended September 30, 2005 increased primarily as a result of the growth of 6.8% in gaming revenues and 4.8% in non-gaming revenues at Mohegan Sun and the addition of $22.9 million in harness racing and off-track wagering revenues from Pocono Downs and the OTWs acquired in January 2005. The increase in net revenues was partially offset by an increase in promotional allowances discussed in “—Promotional Allowances” for the fiscal year ended September 30, 2005 compared to the prior fiscal year.

Net revenues for the fiscal year ended September 30, 2004 increased as a result of continued growth in both gaming and non-gaming revenues due primarily to continued expansion in public awareness of Mohegan Sun’s gaming and non-gaming offerings and amenities, evidenced by the increase in patronage to our Mohegan Sun casino. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets we own at Mohegan Sun, resulting in increased promotional allowances for the fiscal year ended September 30, 2004 compared to the prior fiscal year, which offsets the increase in the gross gaming and non-gaming revenues.

Income from operations for the fiscal year ended September 30, 2005 decreased significantly as compared to the prior fiscal year as a result of a $123.6 million non-cash relinquishment liability reassessment charge, as more fully described in “—Operating Costs and Expenses”. The reassessment charge had the effect of substantially increasing operating costs and expenses, which was partially offset by the increase in net revenues.

Income from operations for the fiscal year ended September 30, 2004 compared to the prior fiscal year, increased primarily as a result of the growth in net revenues, offset substantially by the increase in gaming expenses and a relinquishment liability reassessment charge of $3.9 million for the fiscal year ended September 30, 2004, which had the effect of increasing operating expenses, compared to a $22.7 million relinquishment liability reassessment credit for the prior fiscal year, which had the effect of reducing operating expenses.

Net income for the fiscal year ended September 30, 2005 compared to the prior fiscal year decreased primarily due to the decrease in income from operations resulting from the reassessment of the relinquishment liability discussed above, and an increase in interest expense of $9.0 million offset by a decrease of $33.9 million in the loss on early extinguishment of debt due to refinancings discussed in “—Other Income (Expense)”.

Net income for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased primarily as a result of the increase in income from operations and decreases in the accretion of discount to the relinquishment liability and in interest expense, partially offset by an increase in the loss on early extinguishment of debt related to the refinancings in fiscal years 2004 and 2003 as more fully described in “—Other Income (Expense)”.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Gaming	$1,202,196	$1,125,145	$1,061,376	$77,051	$63,769	6.8%	6.0%
Food and beverage	92,180	89,850	87,040	2,330	2,810	2.6%	3.2%
Hotel	50,058	52,035	52,370	(1,977)	(335)	-3.8%	-0.6%
Retail, entertainment and other	112,319	100,903	79,654	11,416	21,249	11.3%	26.7%

Total	$1,456,753	$1,367,933	$1,280,440	$88,820	$87,493	6.5%	6.8%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Fiscal Years Ended September 30,
	2005	2004	2003
Gaming	82.5%	82.2%	82.9%
Food and beverage	6.3%	6.6%	6.8%
Hotel	3.5%	3.8%	4.1%
Retail, entertainment and other	7.7%	7.4%	6.2%

Total	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Slot handle	$10,182	$10,294	$9,654	$(112)	$640	-1.1%	6.6%
Gross slot revenues	$861	$833	$777	$28	$56	3.4%	7.2%
Net slot revenues	$834	$809	$757	$25	$52	3.1%	6.9%
Weighted average number of slot machines (in units)	6,233	6,224	6,122	9	102	0.1%	1.7%
Gross slot hold percentage	8.5%	8.1%	8.0%	0.4%	0.1%	4.9%	1.3%
Gross slot win per unit per day (in dollars)	$379	$366	$347	$13	$19	3.6%	5.5%
Table games drop	$2,086	$1,952	$1,834	$134	$118	6.9%	6.4%
Table games revenues	$334	$306	$283	$28	$23	9.2%	8.1%
Weighted average number of table games (in units)	294	285	261	9	24	3.2%	9.2%
Table games hold percentage (1)	16.0%	15.7%	15.4%	0.3%	0.3%	1.9%	1.9%
Table games revenue per unit per day (in dollars)	$3,114	$2,938	$2,974	$176	$(36)	6.0%	-1.2%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods

Gaming revenues for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased due to continued growth in table games revenues and net slot revenues and the addition of $22.9 million in harness racing and off-track wagering revenues as a result of the operations of Pocono Downs and the OTWs acquired in January 2005. The increase in table games revenues and net slot revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market. We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2005 of 2.9%. The State of Connecticut reported slot revenues of $1.68 billion and $1.63 billion for the fiscal years ended September 30, 2005 and 2004, respectively.

Gaming revenues for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased due to continued growth in net slot revenues and table games revenues. The increase in net slot revenues and table games revenues resulted primarily from the continued awareness of the Mohegan Sun brand in the northeastern United States gaming market. Table games drop for the fiscal year ended September 30, 2004 increased at a lower rate compared to the prior year due primarily to increased competition. We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2004 of 4.3%. The State of Connecticut reported slot revenues of $1.63 billion and $1.56 billion for the fiscal years ended September 30, 2004 and 2003, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased primarily as a result of the addition of $1.9 million in food and beverage revenues associated with the operation of the food and beverage outlets at the Pocono Downs properties. Mohegan Sun experienced a slight increase in food and beverage revenues due to a 5.8% increase in beverage revenues due to increased visitation at the casino, offset by a 0.4% decrease in food revenues due to the closure of the Mohegan Territory and Chief’s Deli restaurants in the Casino of the Earth for renovation purposes for part of the fiscal year. The new Uncas American Indian Grill opened to the public in July 2005 in the space formerly occupied by these restaurants. The average price per meal at Mohegan Sun was $13.09 and $13.05 for the fiscal years ended September 30, 2005 and 2004, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased primarily as a result of an increase in average price per meal at Mohegan Sun of 5.7%, partially offset by a decrease in the number of meals served, or food covers. The average price per meal was $13.05 and $12.35 for the fiscal years ended September 30, 2004 and 2003, respectively.

The following table presents data related to our hotel revenues:

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Rooms occupied	398,600	375,100	335,900	23,500	39,200	6.3%	11.7%
Average daily room rate (ADR)	$118	$132	$149	$(14)	$(17)	-10.6%	-11.4%
Occupancy rate	93%	87%	78%	6%	9%	6.9%	11.5%
Revenue per available room (REVPAR)	$110	$115	$116	$(5)	$(1)	-4.3%	-0.9%

Hotel revenues decreased for the fiscal year ended September 30, 2005 compared to the prior fiscal year as a result of a decrease in ADR partially offset by an increase in occupancy rate. In 2005, Mohegan Sun continued to optimize hotel room availability to Player’s Club members, which led to the decreases in REVPAR and ADR. The optimization of hotel inventory to rated casino patrons is believed to have contributed to growth in gaming and non-gaming revenues that exceeds the decline in hotel revenues.

Hotel revenues decreased for the fiscal year ended September 30, 2004 compared to the prior fiscal year as a result of decreases in ADR and REVPAR offset by an increase in rooms occupied. The increase in rooms occupied and occupancy rate was due primarily to an increase in promotional programs directed to our casino patrons, which management believes yields a greater gaming revenue contribution than group and transient hotel patrons. Although the promotional programs extended to casino patrons provide lower room rates, reflected in the decrease in ADR and REVPAR during the fiscal year ended September 30, 2004, the increased hotel occupancy is believed to contribute to growth in gaming, food and beverage, and retail, entertainment and other revenues that exceeds the declines in hotel revenues.

Retail, entertainment and other revenues increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year, principally as the result of an $8.8 million, or 17.3%, increase in retail revenues primarily driven by a $6.0 million increase in fuel revenues due to the substantial increase in the price per gallon of fuel at the Mohegan Sun gasoline and convenience center. The increase in retail revenues and an increase in miscellaneous other revenues of $6.7 million, which include increases in rental revenues associated with the third party tenant restaurants and retail outlets at Mohegan Sun and the addition of certain other revenues as a result of the operation of the Pocono Downs properties, is partially offset by a decrease in entertainment revenues of 12.0%, or $4.1 million, due to a decrease of 11.3% in the average price per ticket resulting from a change in the mix of Mohegan Sun Arena events in fiscal year 2005.

Retail, entertainment and other revenues increased for the fiscal year ended September 30, 2004 compared to the prior fiscal year primarily as a result of increased entertainment revenues of 94.8%, or $16.8 million. This increase in entertainment revenues was primarily the result of a substantial increase in the number of event tickets sold and the average ticket price at the Mohegan Sun Arena due primarily to a larger number of star headliner performances. Tickets sold for Mohegan Sun Arena events increased by 30.3% and average ticket price per event increased by 27.5% for the fiscal year ended September 30, 2004. Retail and other revenues increased by $4.5 million for the year ended September 30, 2004 as a result of a $2.6 million increase in gasoline revenues at the Mohegan Sun gasoline and convenience center and a $1.9 million increase in rental revenues associated with the third party tenant restaurants and retail outlets in the Casino of the Sky, along with retail revenues from our stores.

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Food and beverage	$44,757	$43,393	$44,713	$1,364	$(1,320)	3.1%	-3.0%
Hotel	16,292	14,166	16,514	2,126	(2,348)	15.0%	-14.2%
Retail, entertainment and other	64,099	53,448	41,725	10,651	11,723	19.9%	28.1%

Total	$125,148	$111,007	$102,952	$14,141	$8,055	12.7%	7.8%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Food and beverage	$44,877	$42,837	$43,839	$2,040	$(1,002)	4.8%	-2.3%
Hotel	7,731	5,916	6,257	1,815	(341)	30.7%	-5.4%
Retail, entertainment and other	49,372	42,496	32,459	6,876	10,037	16.2%	30.9%

Total	$101,980	$91,249	$82,555	$10,731	$8,694	11.8%	10.5%

Promotional allowances for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased primarily due to the increase in redemption of retail, entertainment and other complimentaries at Mohegan Sun. The increase in retail, entertainment and other promotional allowances was due primarily to increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center.

Promotional allowances for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased due to higher retail, entertainment and other complimentaries offset by lower hotel complimentaries consistent with the decrease in ADR and lower food and beverage complimentaries due to the decrease in meals served. The increase in retail, entertainment and other promotional allowances was due primarily to higher entertainment complimentaries resulting from higher attendance and retail prices of tickets for events at the Mohegan Sun Arena. Increases in Player’s Club points and coupons redeemed at Mohegan Sun managed retail outlets, including the Mohegan Sun gasoline and convenience center, also contributed to the increase in retail, entertainment and other promotional allowances.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Gaming	$684,640	$631,498	$603,555	$53,142	$27,943	8.4%	4.6%
Food and beverage	45,216	43,264	39,206	1,952	4,058	4.5%	10.4%
Hotel	16,114	15,440	14,137	674	1,303	4.4%	9.2%
Retail, entertainment and other	35,442	41,870	38,482	(6,428)	3,388	-15.4%	8.8%
Advertising, general and administrative	186,805	175,907	168,946	10,898	6,961	6.2%	4.1%
Corporate expenses	11,465	4,838	2,416	6,627	2,422	137.0%	100.2%
Pre-opening costs and expenses	1,257	—	—	1,257	—	—	—
Depreciation and amortization	87,678	93,595	92,123	(5,917)	1,472	-6.3%	1.6%
Relinquishment liability reassessment	123,624	3,897	(22,710)	119,727	26,607	3072.3%	117.2%

Total	$1,192,241	$1,010,309	$936,155	$181,932	$74,154	18.0%	7.9%

Gaming costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as a result of increased costs related to a higher amount of complimentaries provided to casino patrons, the reimbursement of gift cards and complimentaries redeemed at tenant retail outlets and the addition of $15.8 million in gaming expenses associated with harness racing and OTW operations at the Pocono Downs properties. Slot win contribution payments to the State of Connecticut totaled $215.2 million and $208.2 million for the fiscal years ended September 30, 2005 and 2004, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased primarily as a result of increased marketing efforts, including costs incurred for special promotional events, and an increase in the slot win contribution payments to the State of Connecticut. We recorded expenses associated with the slot win contribution payments to the State of Connecticut of $208.2 million and $194.3 million for the fiscal years ended September 30, 2004 and 2003, respectively. Additionally, the increased patronage resulted in an increase in the redemption of Mohegan Sun Player’s Club points in the outlets owned by

Mohegan Sun, and, to a lesser extent, the third party tenant restaurants and third party tenants at the Shops at Mohegan Sun, resulting in increased costs allocated to gaming expenses. These increases in gaming costs and expenses were partially offset by a decrease in direct gaming labor costs. Efficiencies achieved in gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.9% for the fiscal year ended September 30, 2003 to 56.1% for the fiscal year ended September 30, 2004.

Food and beverage costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year due to the addition of $1.9 million in expenses associated with the operation of the food and beverage outlets at the Pocono Downs properties. Food and beverage expenses at Mohegan Sun increased slightly as a result of higher direct labor and other operating costs commensurate with the growth in food and beverage revenues, offset by a higher amount of food and beverage costs allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Food and beverage costs and expenses for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased due to higher cost of goods sold due to price increases. The increase in cost of goods sold was slightly offset by a decrease in direct labor costs in the food and beverage departments.

Hotel costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as a result of higher labor and other operating costs related to the increase in occupied rooms, partially offset by increased hotel complimentaries for the fiscal year ended September 30, 2005 resulting in higher hotel costs and expenses recorded in gaming costs and expenses as compared to the prior fiscal year ended September 30, 2004.

Hotel costs and expenses for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased primarily as a result of increased labor costs related to the increase in the amount of rooms occupied in the fiscal year ended September 30, 2004.

Retail, entertainment and other costs and expenses decreased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily due to a decrease in entertainment expenses associated with a change in the mix of Arena events and an increase in retail and entertainment complimentaries provided to patrons at Mohegan Sun for the fiscal year ended September 30, 2005, resulting in a higher amount of retail, entertainment and other costs and expenses being recorded in gaming costs and expenses than in fiscal year ended September 30, 2004, offset by an increase in the cost of fuel and number of gallons of fuel sold at the Mohegan Sun gasoline and convenience center. Lower costs for live entertainment contributed to retail, entertainment and other costs and expenses as a percentage of retail, entertainment and other revenues decreasing from 41.5% for the fiscal year ended September 30, 2004 to 31.6% for the fiscal year ended September 30, 2005.

Retail, entertainment and other costs and expenses increased for the fiscal year ended September 30, 2004 compared to the prior fiscal year, primarily as a result of higher entertainment costs associated with a change in the type of entertainers and events during the fiscal year ended September 30, 2004. During fiscal year 2004, we continued efforts to increase attendance by offering a larger number of star headliner performers at a greater cost to us. This increase was partially offset by a substantial increase in entertainment complimentaries, which resulted in a higher amount of entertainment costs and expenses being allocated to gaming costs and expenses than in the fiscal year ended September 30, 2003. The increase during the fiscal year ended September 30, 2004 also was attributable to a higher cost of gasoline sold at our gasoline and convenience center. Despite the increases mentioned above, improvements in the pricing of shows and related costs contributed to retail, entertainment and other costs and expenses as a percentage of retail, entertainment and other revenues decreasing from 48.3% for the fiscal year ended September 30, 2003 to 41.5% for the fiscal year ended September 30, 2004.

Advertising, general and administrative costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as a result of increased labor, maintenance and other costs necessary to support Mohegan Sun operations, approximately $2.0 million in expenses relating to the release of a new series of television commercials for Mohegan Sun that began airing in the northeastern market during the second quarter of fiscal 2005 and the addition of $4.7 million in advertising, general and administrative costs and expenses associated with the operation of our Pocono Downs properties.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased as a result of increased labor costs for advertising, general and administrative departments, in addition to an increase in facility maintenance costs, offset by decreases in advertising and promotional costs.

Corporate costs and expenses increased for the fiscal years ended September 30, 2005 and 2004 compared to the prior fiscal years primarily as a result of increased labor and professional costs associated with the continued formation of the Authority’s corporate structure and expenses incurred in complying with the Sarbanes-Oxley Act of 2002.

Pre-opening costs and expenses of $1.3 million for the fiscal year ended September 30, 2005 were comprised of personnel, consulting and other costs associated with the development plans for Mohegan Sun at Pocono Downs, as described in “—Overview—Mohegan Sun at Pocono Downs”. There were no pre-opening costs and expenses for the fiscal years ended September 30, 2004 and 2003.

Depreciation and amortization for the fiscal year ended September 30, 2005 decreased primarily due to an increase in fully depreciated assets and the timing of placement of new capital assets into service.

Depreciation and amortization for the fiscal year ended September 30, 2004 compared to the prior fiscal year increased primarily due to the termination of certain Connecticut Sun player contracts and the resulting write-off of $1.0 million for the reduction in the value of the player roster value intangible asset, in addition to the placement of new capital assets into service relating to casino renovations completed during the first quarter of fiscal 2004.

Relinquishment liability reassessment for the fiscal year ended September 30, 2005 increased significantly compared to the reassessment in the prior fiscal year, with a corresponding impact on our operating expenses. The relinquishment liability reassessment charge in fiscal year 2005 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the period in which the relinquishment agreement applies, as more fully described below.

Our accounting policy is to reassess the relinquishment liability at least annually in conjunction with our budgeting process or when necessary upon an event which, in our estimation, would materially increase or decrease projected revenues over the relinquishment period. On May 13, 2005, the IBIA overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. These decisions were remanded to the United States Secretary of the Interior for reconsideration. We concluded this ruling was not substantive enough to warrant a reassessment of the relinquishment liability at that time. However, on October 12, 2005, the BIA upon reconsideration denied the federal recognition of these two Indian tribes which had expressed interest in building casinos in the close proximity of Mohegan Sun in Connecticut. As a result of this decision and other developments involving the revaluation of the impact of potential competition in the northeastern United States gaming market, we concluded that it was appropriate to increase our projected revenues at Mohegan Sun over the remaining period to which the relinquishment agreement applies by approximately $3.2 billion. This increase in projected revenues substantially increased the related relinquishment liability, resulting in a non-cash relinquishment liability charge of $123.6 million for the fiscal year ended September 30, 2005.

Relinquishment liability reassessment for the fiscal year ended September 30, 2004 had the effect of increasing operating expenses compared to the reassessment in the prior fiscal year, which had the effect of reducing operating expenses. The relinquishment liability reassessment charge in fiscal year 2004 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the near future but reduced overall revenue projections for the period to which the relinquishment agreement applies.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Accretion of discount to the relinquishment liability (1)	$(27,466)	$(29,939)	$(33,592)	$2,473	$3,653	-8.3%	-10.9%
Interest income	673	232	269	441	(37)	190.1%	-13.8%
Interest expense, net of capitalized interest	(88,011)	(78,970)	(83,492)	(9,041)	4,522	11.4%	-5.4%
Loss on early extinguishment of debt	(280)	(34,138)	(27,396)	33,858	(6,742)	-99.2%	24.6%
Write-off of debt issuance costs	—	—	(403)	—	403	—	-100.0%
Other expense, net (2)	(1,127)	(933)	(1,034)	(194)	101	20.8%	-9.8%

Total	$(116,211)	$(143,748)	$(145,648)	$27,537	$1,900	-19.2%	-1.3%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.
(2)	Represents primarily a loss on disposal of property and equipment.

Interest expense, net of capitalized interest, increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as the result of an increase in weighted average outstanding debt. Weighted average outstanding debt increased to $1.21 billion for the fiscal year ended September 30, 2005 from $1.09 billion for the fiscal year ended September 30, 2004 due to the acquisition of Pocono Downs for approximately $280.0 million in January 2005. The weighted average interest rate was approximately 7.3% for the fiscal years ended September 30, 2005 and 2004.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2004 compared to the prior fiscal year decreased primarily as the result of reduced weighted average debt outstanding. Weighted average debt outstanding decreased to $1.09 billion for the year ended September 30, 2004, from $1.15 billion for the year ended September 30, 2003, due to lower average principal amounts borrowed and outstanding from our bank credit facilities. The weighted average interest rate was approximately 7.3% for the fiscal years ended September 30, 2004 and 2003.

Loss on early extinguishment of debt associated with the repayment of our term loan under the bank credit facility was $280,000 for the fiscal year ended September 30, 2005. Loss on early extinguishment of debt in fiscal year 2004 was related to the refinancing of $186.0 million of our outstanding 8 1/8% senior notes due 2006 and $133.7 million of our outstanding 8 3/8% senior subordinated notes due 2011. The loss also includes the redemption of our remaining $5.2 million 8 3/4% senior subordinated notes due 2009. Loss on early extinguishment of debt in fiscal year 2003 was associated with the refinancing of our $300.0 million 8 3/4% senior subordinated notes due 2009.

Write-off of debt issuance costs for the fiscal year ended September 30, 2003 was related to the repayment of the entire outstanding indebtedness under the previous credit facility in March 2003. There was no write-off of debt issuance costs for the fiscal years ended September 30, 2005 and 2004.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and ending in November. Accordingly, the results of operations for the fiscal year ended September 30, 2005 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Fiscal Years Ended September 30,
	2005	2004	2003	Dollar Variance		Percentage Variance
				05 vs. 04	04 vs. 03	05 vs. 04	04 vs. 03
Net cash provided by operating activities	$248,304	$214,776	$195,484	$33,528	$19,292	15.6%	9.9%
Net cash used in investing activities	(336,546)	(32,237)	(59,288)	(304,309)	27,051	944.0%	-45.6%
Net cash provided by (used in) financing activities	99,873	(195,009)	(147,949)	294,882	(47,060)	-151.2%	31.8%

Net increase (decrease) in cash and cash equivalents	$11,631	$(12,470)	$(11,753)	$24,101	$(717)	-193.3%	6.1%

As of September 30, 2005 and September 30, 2004, we held cash and cash equivalents of $72.4 million and $60.8 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the fiscal year ended September 30, 2005 is attributable primarily to the increase in operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash provided by financing activities for the fiscal year ended September 30, 2005 is attributable primarily to the issuance of debt to fund the approximately $280.0 million in acquisition costs for the Pocono Downs entities. The increase in cash used in investing activities for the fiscal year ended September 30, 2005 is attributable primarily to the acquisition of the Pocono Downs entities for $280.1 million, net of cash received of $875,000.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2005, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the 1999 senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009 and callable at any time, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes. Refer to Note 8 to our consolidated financial statements in this Form 10-K for a further discussion of these notes.

On February 8, 2005, we issued the 2005 senior notes. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior notes mature on February 15, 2013. The first call date for the 2005 senior notes is February 15, 2009. Interest on the 2005 senior notes is payable semi-annually on February 15 and August 15. The 2005 senior notes are our uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 senior notes rank equally in right of payment with the 1999 senior notes and 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes (as referred to below).

On February 8, 2005, we issued the 2005 senior subordinated notes. The net proceeds from this financing were used to repay amounts outstanding under the bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15 and August 15. The 2005 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 1999 senior notes, the 2005 senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing.

In October 2004, Standard and Poor’s Ratings Services downgraded the credit rating on our senior subordinated debt from BB- to B+, primarily to reflect an increase in our ratio of debt to earnings related to the additional financings needed to fund the Pocono Downs acquisition and subsequent development plans. Moody’s Investors Services maintained its rating of Ba3 on our senior subordinated debt following our announcement of the Pocono Downs acquisition.

Bank Credit Facility. We have a $450.0 million revolving bank credit facility from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The maximum aggregate principal amount available for borrowing includes amounts under letters of credit. As of September 30, 2005, the amount under letters of credit totaled $584,000, of which no amount was drawn. The revolving loan has no mandatory amortization provisions and is payable in full on March 31, 2008.

We have $449.4 million available for borrowing under the bank credit facility as of September 30, 2005 (without taking into account covenants under the line of credit discussed below).

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

As of September 30, 2005, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of September 30, 2005, we had no amounts outstanding in base rate loans and no amounts outstanding in LIBOR rate loans. The applicable spread for commitment fees was 0.50% as of September 30, 2005.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2005, we were in compliance with all covenant requirements in the line of credit. As of September 30, 2005 we had no amounts drawn on the line of credit, and therefore had $25.0 million available for borrowing.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $51.0 million for the fiscal year ended September 30, 2005, compared to $30.7 million for the fiscal year ended September 30, 2004. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures at Mohegan Sun totaled $45.4 million and $29.6 million for the fiscal years ended September 30, 2005 and 2004, respectively. For the fiscal year ended

September 30, 2005, these expenditures were primarily for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill, which was completed at a total cost of $7.3 million and opened to the public in July 2005. For the fiscal year ended September 30, 2004, these expenditures included $7.3 million in renovations and the purchase of equipment to add slot machines to gaming space formerly used for poker operations and the purchase of equipment to add slot machines to the keno gaming area and to add 14 new table games in the Casino of the Earth.

•	Cumulative Project Sunburst capital expenditures totaled $1.06 billion, including $63.5 million in capitalized interest. During the 2004 fiscal year, Project Sunburst capital expenditures totaled $748,000, with no amounts recorded as capitalized interest. There were no capital expenditures relating to Project Sunburst in the 2005 fiscal year.

•	Capital expenditures for the Thames and Indian Summer parking garages totaled $359,000 for the fiscal year ended September 30, 2004. There were no capital expenditures relating to the Thames and Indian Summer parking garages in the fiscal year ended September 30, 2005.

•	Capital expenditures at Pocono Downs totaled $5.1 million from the date of acquisition in January 2005 to September 30, 2005 and were comprised primarily of expenditures for the development of the planned slot machine facility and the Clubhouse and Grandstand improvements, including $21,000 in capitalized interest.

•	Capital expenditures for the corporate function of the Authority were $476,000 for the fiscal year ended September 30, 2005, which were primarily for the establishment of temporary offices for corporate employees. There were no capital expenditures for the corporate function in the fiscal year ended September 30, 2004.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $51.0 million for the 2006 fiscal year, comprised primarily of anticipated maintenance capital expenditures, customer relationship management software, slot machine replacements and information systems enhancements. We anticipate capital expenditures for the Pocono Downs racetrack site to be approximately $115.7 million for the 2006 fiscal year, comprised primarily of design fees and construction costs for the planned slot machine facility and Clubhouse and Grandstand improvements, in addition to the $50.0 million slot machine license fee discussed below.

We anticipate that we will spend between approximately $140.0 million and $160.0 million in total on the construction, furnishing and equipping of the new slot machine facility and $47.0 million in total improvements and additions to the existing Clubhouse and Grandstand, in addition to paying a one-time $50.0 million fee to the Commonwealth of Pennsylvania upon receipt of a conditional or permanent Category One Slot Machine License.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility.

Interest Expense

For the years ended September 30, 2005, 2004 and 2003, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003
New bank credit facility	$7,337	$6,850	$4,690
Old bank credit facility	—	—	4,628
1999 8 1/8% senior notes	1,219	13,730	16,250
2005 6 1/8% senior notes	9,826	—	—
1999 8 3/4% senior subordinated notes	—	134	20,446
2001 8 3/8% senior subordinated notes	1,431	10,697	12,563
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	20,979	21,037	4,792
2004 7 1/8% senior subordinated notes	16,031	2,583	—
2005 6 7/8% senior subordinated notes	6,617	—	—
WNBA note	271	205	150
Line of credit	504	179	316
Change in fair value of derivative instruments	—	—	(2,994)
Interest settlement—derivative instruments	—	(2,552)	(4,082)
Reclassification of derivative instrument losses to earnings	—	303	787
Amortization of deferred (gain) loss on sale of derivative instruments	711	(117)	(741)
Amortization of debt issuance costs	3,106	5,921	6,687
Capitalized interest	(21)	—	—

Total interest expense, net of capitalized interest	$88,011	$78,970	$83,492

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $72.5 million and $75.0 million for fiscal year 2006 and 2007, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee, improvements to the existing facility and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility. As of September 30, 2005, we had $449.4 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,243,865	$17,520	$2,000	$332,000	$892,345
Interest payments on long-term debt (3)	591,431	85,090	168,690	147,405	190,246
Cowlitz Project obligations (4)	13,065	13,065	—	—	—
Pocono Downs obligations (5)	627	627	—	—	—

Total	$1,848,988	$116,302	$170,690	$479,405	$1,082,591

(1)	Amounts represent obligations expected to be incurred from October 1, 2005 to September 30, 2006.
(2)	Long-term debt includes maturities scheduled as of September 30, 2005 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K.
(3)	Includes interest payments expected to be paid on long-term debt as of September 30, 2005, pursuant to respective debt agreements. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K.
(4)	Cowlitz Project obligations include land purchase option payments of $10.7 million and related extension payments of $2.4 million to be paid in the 2006 fiscal year. Refer to Note 15 to our consolidated financial statements in this Annual Report on Form 10-K.
(5)	Pocono Downs obligations include a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.6 million, for which the former owner, Penn National Gaming, Inc., is liable for the first $1.0 million of the total cost. These costs are expected to be incurred in the 2006 fiscal year. Refer to Note 12 of the consolidated financial statements in this Annual Report on Form 10-K.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2005 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Slot Win Contributions (2)	$220,767	$440,212	$432,533	$1,200,110
Relinquishment commitments (3)	73,549	146,657	144,099	336,248
Priority distributions (4)	16,433	35,220	38,609	113,564
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$311,249	$623,089	$616,241	$1,652,422

(1)	Amounts represent payment commitments from October 1, 2005 to September 30, 2006.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.

(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 12 to our consolidated financial statements in this Annual Report on Form 10-K. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 4.70%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

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

We also maintain allowances for doubtful accounts for receivables from affiliates, which consists primarily of reimbursable costs and expenses incurred by Salishan-Mohegan for the development of a casino in Clark County, Washington to be owned by the Cowlitz Indian Tribe. Due to the inherent uncertainty in the development of this casino project, the reserve for these receivables is based on our estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casino could affect the collectibility of the receivables.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described under “—Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

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

Derivative Instruments

We use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We do not believe there is any material risk exposure with respect to the derivative instruments we currently hold. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets (other than land) using the straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years

Furniture and equipment	3-7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of our assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the consolidated statement of income.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities and the WNBA franchise are also assessed periodically for impairment pursuant to appropriate accounting standards.

Litigation

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in other current liabilities in our accompanying consolidated balance sheets.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” or FAS 153. FAS 153 amends Opinion 29 to eliminate the exception for on monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, subject to certain practicability provisions, but does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2005, we had no amounts drawn under the bank credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. Refer to Note 7 of the consolidated financial statements included in this Form 10-K for discussion on derivative instrument transactions in fiscal year 2005. No derivative instruments were held as of September 30, 2005.

The following table provides information as of September 30, 2005 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of September 30, 2005.

	Expected Maturity Date						Total	Fair Value
	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$16,520	$—	$—	$330,000	$—	$891,345	$1,237,865	$1,262,444
Average interest rate	8.3%	—	—	6.4%	—	7.1%	6.9%

Variable Rate	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,000	$6,000
Average interest rate	5.3%	6.3%	6.3%	6.3%	6.4%	6.4%	6.2%

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The members and their terms are as follows: Bruce S. Bozsum, Ralph James Gessner, Jr., Mark W. Hamilton, Marilynn R. Malerba and William Quidgeon, Jr. each will serve four-year terms expiring in October 2009, while Mark F. Brown, Roland J. Harris, Roberta J. Harris-Payne and Allison D. Johnson each will serve two-year terms expiring in October 2007. Upon expiration of their respective terms, the eligible voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information with respect to (i) the members of the Management Board and (ii) each of the executive officers of Mohegan Tribal Gaming Authority, Mohegan Sun and the Pocono Downs entities.

Name	Age	Position
Bruce S. Bozsum	45	Chairman and Member, Management Board
Marilynn R. Malerba	52	Vice Chairwoman and Member, Management Board
Roberta J. Harris-Payne	55	Corresponding Secretary and Member, Management Board (1)
Allison D. Johnson	35	Recording Secretary and Member, Management Board (1)
William Quidgeon, Jr.	43	Treasurer and Member, Management Board (1)
Mark F. Brown	48	Member, Management Board (1)
Roland J. Harris	58	Member, Management Board
Mark W. Hamilton	52	Member, Management Board (1)
Ralph James Gessner, Jr	36	Member, Management Board
William J. Velardo	50	Chief Executive Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	57	Chief Financial Officer, Mohegan Tribal Gaming Authority
Mitchell Grossinger Etess	47	President and Chief Executive Officer, Mohegan Sun
Jeffrey E. Hartmann	43	Executive Vice President and Chief Operating Officer, Mohegan Sun
Robert J. Soper	33	President and Chief Executive Officer of the Pocono Downs entities

(1)	Designates a member of the Audit Committee.

Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and the Management Board effective October 4, 2004. He was re-elected in October 2005, at which time he was elected Chairman of the Management Board. Mr. Bozsum previously served as the Manager of Cultural and Community Programs for the Tribe from 2000 to 2004, and was responsible for educational outreach programs, the annual Wigwam Festival and Cultural Week. Previously, he worked as a Floor Supervisor for the Tribe’s High Stakes Bingo operation.

Marilynn R. Malerba—Ms. Malerba was first seated on the Tribal Council and the Management Board and was elected Vice-Chairwoman of the Management Board in October 2005. Ms. Malerba served as the Director and later Executive Director of the Tribe’s Health and Human Services Department from 1997 until 2005. Ms. Malerba was responsible for the development of the programs that directly benefit the Tribe’s membership. Prior to her employment with the Tribe, Ms. Malerba held director and manager positions with Lawrence & Memorial Hospital in New London, Connecticut, and currently serves on its Board of Directors.

Roberta J. Harris-Payne—Ms. Harris-Payne was first seated on the Tribal Council and the Management Board in October 2005. Ms. Harris-Payne served as a Career Development Coordinator within the Tribal government and as a Tribal Employments Rights Ordinance commissioner from August 2004 to October 2005. Ms. Harris-Payne worked in the Human Resources Department at Mohegan Sun, from 2000 to 2004, serving as a Preference/Employment Specialist. Ms. Harris-Payne is the sister of Roland J. Harris.

Allison D. Johnson—Ms. Johnson was seated on the Tribal Council and the Management Board in October 2005. Ms. Johnson served as a Human Resources Manager and Human Resource Generalist for the Tribal government from June 2003 to October 2005. Ms. Johnson worked in the Human Resource department at Mohegan Sun from 2000 to 2003, serving as Benefits Manager prior to her employment with the Tribe. Ms. Johnson has held management positions in commercial leasing and retail sales and support. Ms. Johnson served as an Alternate Commissioner for the Tribal Employment Rights Commission. She is a graduate of San Diego Miramar College in California with a degree in liberal arts.

William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and the Management Board in October 2005, after serving in several capacities for the Tribal government and the Mohegan Sun. Mr. Quidgeon served as Senior Project Manager for the Mohegan Tribal Development Department from 1999 to 2005 where he was responsible for renovations and construction within the casino and Tribal government. Prior to his work for the Tribe, Mr. Quidgeon worked as Facilities Manager at Mohegan Sun. He also served as Board Chairman of Mohegan Information Technology Group, a limited liability company majority-owned by the Tribe.

Mark F. Brown—Mr. Brown has been a member of the Tribal Council and the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 2000 until October 2005. Mr. Brown worked with the Tribe’s historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. Prior to his work in law enforcement, Mr. Brown was involved in retail sales and management.

Roland J. Harris—Mr. Harris has been a member of the Tribal Council and the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 1995 until October 2000. Mr. Harris was the founder of the firm Harris and Clark, Inc., Civil Engineers, Land Surveyors and Land Planners. Mr. Harris has served as First Selectman and CEO of the Town of Griswold, Connecticut, and also as its Planning and Zoning Commissioner. He has also served as Deputy Chief of the Griswold Fire Department and as Fire Marshal and Inspector of the Town of Griswold. Prior to assuming the Chairmanship of the Management Board in 1995, Mr. Harris served as the Tribal Planner. Mr. Harris is the brother of Roberta J. Harris-Payne.

Mark W. Hamilton—Mr. Hamilton served as Mohegan Sun’s General Counsel/Vice President for nine years prior to being seated on the Tribal Council and the Management Board in October 2005. As General Counsel, he was responsible for reviewing and approving contractual agreements, establishing guidelines and procedures for legal issues related to operations, patrons, vendors and regulating agencies, overseeing the legal staff and budget preparation. Prior to his employment with Mohegan Sun, Mr. Hamilton worked as an attorney in a private practice.

Ralph James Gessner, Jr.—Mr. Gessner brings nine years of casino experience to his first term on the Management Board. Prior to being seated on the Tribal Council and the Management Board in October 2005, Mr. Gessner served as Executive Host at Mohegan Sun beginning in 1997, was promoted to Manager and then Director of Executive Hosts and finally to Vice President of Casino Marketing. Prior to his work at Mohegan Sun, Mr. Gessner worked as a marketing associate for a food service company after graduating from the University of Southwestern Louisiana with a bachelor’s degree in hotel and restaurant management.

William J. Velardo—Mr. Velardo currently serves as Chief Executive Officer of the Authority and has 29 years of experience in the casino and hotel industry. Mr. Velardo was named Chief Executive Officer of the Mohegan Tribal Gaming Authority in August 2004 after having served as Mohegan Sun’s President and Chief Executive Officer from October 1999 to August 2004. Previously, Mr. Velardo served as its Executive Vice President and General Manager from October 1995 to October 1999. Prior to his employment with the Authority, Mr. Velardo was Chief Operating Officer for River City, a riverboat gaming venture in New Orleans, Louisiana. From 1991 to 1994, Mr. Velardo served as Senior Vice President, Casino Operations at Trump Plaza Hotel and Casino in New Jersey. Mr. Velardo participated in the opening of the Mirage in Las Vegas, Nevada, a casino, where he served as Vice President, Table Games from 1989 to 1991. Mr. Velardo also worked as Assistant Casino Manager and Pit Manager at Caesar’s Tahoe and Caesar’s Palace casinos.

Leo M. Chupaska—Mr. Chupaska was named Chief Financial Officer of the Authority in August 2004. Prior to this position, Mr. Chupaska served as Chief Financial Officer of the Tribe from September 1996 through August 2004, and was a member of the Financial Advisory Committee of the Authority’s Audit Committee. Prior to joining the Tribe, Mr. Chupaska served as Director of Financial Services for Lawrence and Memorial Hospital in New London, Connecticut. Mr. Chupaska is a certified public accountant.

Mitchell Grossinger Etess—Mr. Etess was named President and Chief Executive Officer of Mohegan Sun in August 2004. Prior to that, Mr. Etess served as Executive Vice President of Marketing of the Authority. Mr. Etess served as the Authority’s Executive Vice President of Marketing from October 1999 to August 2004 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with Mohegan Sun, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann was named Executive Vice President and Chief Operating Officer of Mohegan Sun in August 2004. Prior to that, Mr. Hartmann served as Executive Vice President, Finance and the Chief Financial Officer of the Authority. Mr. Hartmann has 14 years of experience in the casino and hotel industry. Mr. Hartmann served as the Authority’s Executive Vice President of Finance and Chief Financial Officer from October 1999 through August 2004 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Robert J. Soper—Mr. Soper has served as the President and Chief Executive Officer of the Pocono Downs entities since January 2005. Prior to assuming this position, Mr. Soper served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney for the Tribe from 1997 to 2001.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members, and accordingly no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from the Authority.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial and accounting officer. Our code of ethics is available on our website at www.mtga.com under “Corporate Governance.”

If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive or principal financial and accounting officer, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

Item 11. Executive Compensation

Compensation of the Management Board

We do not directly compensate the individual members of the Management Board. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and as members of the Management Board. The members of the Management Board, in place prior to the newly elected members in October 2005, received the following amounts for their services as members of the Management Board for fiscal year 2005: Mark F. Brown, $80,000; Peter J. Schultz, $73,000; Jayne G. Fawcett, $70,000; Roland J. Harris, $70,000; Glenn R. LaVigne, $69,000; Maynard L. Strickland, $70,000; Shirley M. Walsh, $69,000; Christine Damon-Murtha, $59,000; and Bruce S. Bozsum, $50,000. In addition, the Tribe pays life insurance premiums on behalf of each member elected to the Management Board prior to January 1, 2004, to maintain life insurance on each member in the amount of $500,000.

Compensation of Executive Officers

William J. Velardo, Mitchell Grossinger Etess and Robert J. Soper, Chief Executive Officers of the Authority, Mohegan Sun and Mohegan Sun at Pocono Downs, respectively, set the compensation for relevant executive officers other than themselves and the Chief Financial Officer of the Authority and the Chief Operating Officer of Mohegan Sun. The compensation of our Chief Executive Officers, excluding Mr. Soper, and our Chief Operating Officer has been determined in accordance with their employment agreements, which were approved by the Management Board in March 2004. A description of the existing agreements is provided below. The Management Board has approved an employment agreement with Leo M.Chupaska, Chief Financial Officer of the Authority, however the agreement is currently in the process of being executed. Robert J. Soper, President and Chief Executive Officer of Mohegan Sun at Pocono Downs, is currently being compensated under an employment agreement approved by Mr. Velardo in October 2001. However, Mr. Soper and the Management Board are currently in the process of finalizing the terms of a new employment agreement.

The following table sets forth the compensation paid to the Chief Executive Officer of the Authority and each of the other four most highly compensated executive officers for fiscal year 2005, referred to collectively as the named executive officers:

SUMMARY COMPENSATION TABLE

	Fiscal Year		Annual Compensation						All Other Compensation(1)
			Salary		Bonus		Other Annual Compensation(2)		Life Insurance		401(k) Plan Matching Contributions			Retirement Plan Contributions
William J. Velardo Chief Executive Officer, Mohegan Tribal Gaming Authority	2005 2004 2003		$ $ $	1,142,000 1,115,000 978,000	$ $ $	373,000 325,000 309,000	$ $ $	29,000 28,000 28,000	$ $ $	63,000 64,000 64,000	$ $ $	9,300 6,200 6,000	(3)	$ $ $	600 600 600

Mitchell Grossinger Etess President and Chief Executive Officer, Mohegan Sun	2005 2004 2003		$ $ $	771,000 666,000 573,000	$ $ $	273,000 214,000 188,000	$ $ $	13,000 13,000 13,000	$ $ $	30,000 30,000 30,000	$ $ $	6,300 6,200 6,000		$ $ $	600 600 600

Jeffrey E. Hartmann Executive Vice President and Chief Operating Officer, Mohegan Sun	2005 2004 2003		$ $ $	712,000 648,000 542,000	$ $ $	255,000 207,000 178,000	$ $ $	11,000 11,000 11,000	$ $ $	24,000 24,000 24,000	$ $ $	6,300 6,200 6,000		$ $ $	600 600 600

Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority	2005 2004 2003	(4)	$ $ $	372,000 14,000 —	$ $ $	369,000 — —	$ $ $	— — —	$ $ $	1,000 — —	$ $ $	6,200 400 —		$ $ $	600 600 —

Robert J. Soper President and Chief Executive Officer, Mohegan Sun at Pocono Downs	2005 2004 2003		$ $ $	307,000 204,000 201,000	$ $ $	50,000 45,000 41,000	$ $ $	— — —	$ $ $	— — —	$ $ $	6,300 6,100 6,000		$ $ $	600 600 600

(1)	Represents our payment of premiums on life insurance policies for which the employee is the owner and beneficiary, employer matching contributions to our 401(k) plan and our contributions on the employee’s behalf to a non-contributory defined contribution plan, or the Retirement Plan.
(2)	Represents our reimbursement for the payment of income taxes pertaining to certain life insurance benefits for our chief executive officers and executive vice president.
(3)	Includes 401(k) catch-up contribution of $3,000.
(4)	Represents compensation paid from date of hire through September 30, 2004.

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

On October 4, 2001, we entered into an employment agreement with Robert J. Soper. Under the employment agreement, Mr. Soper was entitled to receive a base salary of $178,500. The employment agreement provides that if he is terminated for cause, then he will not be entitled to any further compensation. If he voluntarily terminates his employment and provides the required 60-day written notice, then we will pay his base salary for 60 days following his resignation, so long as he remains in compliance with all of the other covenants under the agreement. If he is terminated other than for cause, then he will receive his base salary for a one year period and a lump sum payment of $25,000 for relocation expenses.

The employment agreement for Mr. Soper further provides that he may not, without our prior written consent, compete with us in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of his employment. Also, during this period, he may not hire or solicit our other employees or encourage any such employees to leave employment with us. Under this employment agreement, he may not disclose any of our confidential information while employed by us or thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

Two new Management Board members, Mark Hamilton and James Gessner, Jr. were employees of the Authority prior to their seating as Management Board members on October 3, 2005. Both members resigned from their positions at the Authority prior to being seated. The total compensation provided by the Authority to Mark Hamilton and James Gessner Jr. for fiscal year 2005 was approximately $190,000 and $110,000, respectively.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and administrative services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2005, 2004 and 2003, we incurred $17.0 million, $15.4 million and $13.1 million, respectively, of expenses for such services.

The Mohegan Tribal Utility Authority was established by the Tribe in 1996 to provide utility services to the Tribe, its affiliated entities, which include us and other tenants located on the reservation. We purchase utilities, including electricity, gas, water and sewer, from the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2005, 2004 and 2003, we incurred costs of $16.5 million, $16.7 million and $16.7 million, respectively, for these utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. We incurred $10.6 million, $3.6 million and $1.0 million of such expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Leases by the Authority to the Tribe

We have a lease agreement with Little People, LLC (an entity owned by the Tribe), whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from us. The lease term expires on September 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any rent. We reimburse the Tribe for sales where patron Player’s Club points are utilized. We reimbursed the Tribe for patron Player’s Club points in the amounts of $299,000, $244,000 and $244,000, for fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. We are required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through MTIC Acquisitions, LLC, a Connecticut limited liability company owned by the Tribe, has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. For each of the fiscal years ended September 30, 2005, 2004 and 2003, we incurred $262,000 relating to these land lease agreements.

Distributions by the Authority to the Tribe

In September 2001, the Tribe issued gaming authority priority distribution payment public improvement bonds series 2001, or the series 2001 bonds. In December 2003, the Tribe issued gaming authority priority distribution payment public improvement bonds series 2003, or the series 2003 bonds. We have no obligations to make any payments under the series 2001 bonds or series 2003 bonds. Debt service on the series 2001 bonds and series 2003 bonds is paid by the Tribe from 95% of amounts received from us under the August 2001 priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments pursuant to invoices for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under the bank credit facility. The priority distribution payments are limited obligations payable only to the extent of our net cash flows, as defined in the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or property. The remaining 5% of each priority distribution payment is remitted to the Tribe free and clear of any lien. We made payments associated with the priority distribution agreement of $15.8 million for the fiscal year ended September 30, 2005, $15.4 million for the fiscal year ended September 30, 2004 and $15.1 million for the fiscal year ended September 30, 2003. Our payment obligation under the relinquishment agreement is subordinated in right of payment to the minimum distribution payment as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

In compliance with the restrictive covenants of our bank credit facility and indentures, we distributed to the Tribe $51.7 million, $49.6 million and $44.9 million, net of $15.8 million, $15.4 million and $15.1 million relating to priority distribution payments for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

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

As of September 30, 2005, approximately 117 of our employees were members of the Tribe.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal year 2005 and fiscal year 2004 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal year 2005 and fiscal year 2004.

	Fiscal Year 2005	Fiscal Year 2004
Audit fees	$863,943	$628,235
Audit-related fees	248,823	76,733
Tax fees	6,150	60,125
All other fees	—	—

Total	$1,118,916	$765,093

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

A(1). Financial Statements

The following financial statements and reports appear in this Form 10-K beginning on page F-2 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2005 and 2004

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A (3). Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2005.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 9, 2005.

Signature	Title

/s/ BRUCE S. BOZSUM Bruce S. Bozsum	Chairman and Member, Management Board

/s/ MARILYNN R. MALERBA Marilynn R. Malerba	Vice Chairman and Member, Management Board

/s/ WILLIAM J. VELARDO William J. Velardo	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

/s/ LEO M. CHUPASKA Leo M. Chupaska	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

/s/ ALLISON D. JOHNSON Allison D. Johnson	Recording Secretary and Member, Management Board

/s/ ROBERTA J. HARRIS-PAYNE Roberta J. Harris-Payne	Corresponding Secretary and Member, Management Board

/s/ MARK F. BROWN Mark F. Brown	Member, Management Board

/s/ RALPH JAMES GESSNER JR. Ralph James Gessner Jr.	Member, Management Board

/s/ ROLAND J. HARRIS Roland J. Harris	Member, Management Board

/s/ WILLIAM QUIDGEON JR. William Quidgeon Jr.	Treasurer and Member, Management Board

/s/ MARK W. HAMILTON Mark W. Hamilton	Member, Management Board

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

December 7, 2005

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$72,425	$60,794
Receivables, net	15,528	13,230
Inventories	15,926	15,181
Other current assets	12,193	9,185

Total current assets	116,072	98,390
Non-current assets:
Property and equipment, net	1,322,691	1,328,132
Goodwill	39,459	—
Other intangible assets, net	340,567	127,550
Receivables from affiliates, net	9,484	2,760
Other assets, net	28,595	22,873

Total assets	$1,856,868	$1,579,705

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$17,532	$23,272
Current portion of relinquishment liability	90,410	88,530
Trade payables	22,840	25,710
Accrued interest payable	23,067	18,504
Other current liabilities	116,569	96,142

Total current liabilities	270,418	252,158
Non-current liabilities:
Long-term debt, net of current portion	1,226,348	1,003,051
Relinquishment liability, net of current portion	462,078	383,493
Other long-term liabilities	336	197

Total liabilities	1,959,180	1,638,899
Minority interest	2,560	1,845
Commitments and contingencies (Notes 12 and 15)
Capital:
Retained deficit	(104,872)	(61,039)

Total capital	(104,872)	(61,039)

Total liabilities and capital	$1,856,868	$1,579,705

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004	For the Year Ended September 30, 2003
Revenues:
Gaming	$1,202,196	$1,125,145	$1,061,376
Food and beverage	92,180	89,850	87,040
Hotel	50,058	52,035	52,370
Retail, entertainment and other	112,319	100,903	79,654

Gross revenues	1,456,753	1,367,933	1,280,440

Less—Promotional allowances	(125,148)	(111,007)	(102,952)

Net revenues	1,331,605	1,256,926	1,177,488

Operating costs and expenses:
Gaming	684,640	631,498	603,555
Food and beverage	45,216	43,264	39,206
Hotel	16,114	15,440	14,137
Retail, entertainment and other	35,442	41,870	38,482
Advertising, general and administrative	186,805	175,907	168,946
Corporate expenses	11,465	4,838	2,416
Pre-opening costs and expenses	1,257	—	—
Depreciation and amortization	87,678	93,595	92,123
Relinquishment liability reassessment	123,624	3,897	(22,710)

Total operating costs and expenses	1,192,241	1,010,309	936,155

Income from operations	139,364	246,617	241,333

Other income (expense):
Accretion of relinquishment liability discount	(27,466)	(29,939)	(33,592)
Interest income	673	232	269
Interest expense, net of capitalized interest	(88,011)	(78,970)	(83,492)
Loss on early extinguishment of debt	(280)	(34,138)	(27,396)
Write-off of debt issuance costs	—	—	(403)
Other income (expense), net	(1,127)	(933)	(1,034)

Total other expense	(116,211)	(143,748)	(145,648)

Income before minority interest	23,153	102,869	95,685
Minority interest	514	18	—

Net income	$23,667	$102,887	$95,685

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, September 30, 2002	$(134,277)	$(1,090)	$(135,367)
Net income	95,685		95,685
Reclassification of derivative instrument losses to earnings		787	787

Total comprehensive income			96,472
Distributions to Tribe	(60,000)		(60,000)

Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)

Net income	102,887		102,887
Reclassification of derivative instrument losses to earnings		303	303

Total comprehensive income			103,190
Distributions to Tribe	(65,017)		(65,017)
Capital adjustment from majority-owned subsidiary transaction	(317)		(317)

Balances, September 30, 2004	$(61,039)	$—	$(61,039)

Net income	23,667		23,667
Distributions to Tribe	(67,500)		(67,500)

Balances, September 30, 2005	$(104,872)	$—	$(104,872)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Cash flows provided by (used in) operating activities:
Net income	$23,667	$102,887	$95,685
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	87,678	93,595	92,123
Accretion of discount to the relinquishment liability	27,466	29,939	33,592
Relinquishment liability reassessment	123,624	3,897	(22,710)
Cash paid for accretion of discount to the relinquishment liability	(28,085)	(30,852)	(34,277)
Loss on early extinguishment of debt	280	34,138	27,396
Payment of tender offer costs	—	(32,192)	(23,044)
Change in fair value of derivative instruments	—	—	(2,994)
Net loss on disposition of assets	1,131	933	1,040
Provision for losses on receivables	2,286	710	1,223
Amortization of debt issuance costs	3,106	5,921	6,687
Write-off of debt issuance costs	—	—	403
Amortization of net deferred (gain) loss on settlement of derivative instruments	711	(117)	(741)
Reclassification of derivative instrument losses to earnings	—	303	787
Minority interest	(514)	(18)	—
Changes in operating assets and liabilities, net of acquisition of Pocono Downs:
(Increase) decrease in receivables	(2,948)	1,551	(2,634)
(Increase) decrease in inventories	(680)	(1,359)	492
Increase in other assets	(3,326)	(1,071)	(4,157)
Increase (decrease) in trade payables	(4,003)	40	12,260
Increase in other current liabilities	17,911	6,471	14,353

Net cash flows provided by operating activities	248,304	214,776	195,484

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $(1,772), $(1,232) and $(27,463), respectively	(49,219)	(31,912)	(57,740)
Investment in WNBA franchise (See Note 14)	—	—	(2,259)
Acquisition of Pocono Downs, net of cash acquired of $875	(280,114)	—	—
Proceeds from asset sales	186	108	1,094
Issuance of loans and advances to affiliates	(6,262)	—	—
Issuance of third-party loans	(1,600)	(654)	(500)
Payments received on third-party loans	463	221	117

Net cash flows used in investing activities	(336,546)	(32,237)	(59,288)

Cash flows provided by (used in) financing activities:
Prior bank credit facility borrowings	—	—	35,000
Prior bank credit facility repayments	—	—	(286,000)
Bank Credit Facility borrowings—revolving loan	750,000	290,000	206,000
Bank Credit Facility repayments—revolving loan	(838,000)	(268,000)	(140,000)
Bank Credit Facility borrowings—term loan	58,333	—	100,000
Bank Credit Facility repayments—term loan	(150,000)	(8,334)	—
Line of credit borrowings	474,900	208,923	67,000
Line of credit repayments	(479,985)	(203,837)	(67,000)
Proceeds from the issuance of long-term debt	400,000	225,000	330,000
Payments on long-term debt	(2,000)	(325,925)	(294,759)
Minority interest contributions (distributions), net	729	(2,517)	—
Principal portion of relinquishment liability payments	(42,540)	(36,525)	(28,633)
Distributions to Tribe	(67,500)	(65,017)	(60,000)
Capitalized debt issuance costs	(7,801)	(3,709)	(10,570)
Net proceeds (payments) from the settlement of derivative instruments	3,598	(5,146)	1,072
Increase (decrease) in other long-term liabilities	139	78	(59)

Net cash flows provided by (used in) financing activities	99,873	(195,009)	(147,949)

Net increase (decrease) in cash and cash equivalents	11,631	(12,470)	(11,753)
Cash and cash equivalents at beginning of year	60,794	73,264	85,017

Cash and cash equivalents at end of year	$72,425	$60,794	$73,264

Supplemental disclosures:
Cash paid during the year for interest	$80,882	$75,282	$84,716

Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$285,915	$—	$—
Cash paid	280,989	—	—

Fair value of liabilities assumed	$4,926	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. On January 25, 2005, the Authority purchased Pocono Downs, a harness racing facility now known as Mohegan Sun at Pocono Downs, and five off-track wagering (“OTW”) facilities located in Pennsylvania. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), and Mohegan Commercial Ventures PA, LLC (“MCV-PA”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds the remaining 99.99% limited partnership interest. The Pocono Downs entities own and operate Mohegan Sun at Pocono Downs and the OTW facilities in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the customer. Future business or economic trends could affect the collectibility of these receivables.

Receivables from affiliates consist primarily of reimbursable costs and expenses incurred by Salishan-Mohegan for the development of a casino in La Center, Washington to be owned by the Cowlitz Indian Tribe (see Note 15). The receivables are payable upon (1) the receipt of necessary financing for the development of the proposed casino and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in the development of this casino project, the Authority maintains a reserve for doubtful collection of these receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casino could affect the collectibility of the receivables.

Inventories

Inventories are stated at the lower of cost or market and consist principally of food and beverage, retail, hotel and operating supplies. Cost is determined using an average cost method. The Authority reduces the carrying value of slow moving inventory to net realizable value, which is based on management’s estimate of the amount of inventory that may not be used in future casino operations considering the length of time items are held in inventory and information management obtains regarding the plans to utilize this inventory. Future business trends could affect the timely use of inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets (other than land) using the straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years

Furniture and equipment	3-7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the Consolidated Statement of Income. The Authority believes no such impairment exists at September 30, 2005.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expended on the project using the weighted-average cost of the Authority’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of the Pocono Downs entities (see Note 3) is not subject to amortization but will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. The Authority assessed the goodwill for impairment and determined there was no impairment of goodwill at September 30, 2005.

Other Intangible Assets

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

	As of September 30,
	2005	2004
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

In accordance with SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. The Authority applied the fair value test as of September 30, 2005 and determined that no impairment existed.

In January 2005, the Authority and its wholly owned subsidiary, MCV-PA, acquired all the partnership interests in the Pocono Downs entities. As part of the acquisition, the Authority gained the right to obtain a Category One Slot Machine License, which was determined by management, with the assistance from a third party valuation firm, to be an intangible asset with an indefinite useful life and a fair value of $214.0 million (see Note 3). The third party valuation firm used the Income Approach—Excess Earnings Method. This intangible asset will be assessed at least annually for impairment pursuant to SFAS 142. The Authority applied the fair value test as of September 30, 2005 and determined that no impairment existed.

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, management, with the assistance of an independent valuation firm, estimated a fair value for the player roster value, which is recorded as an intangible asset on the accompanying consolidated balance sheet, and the remainder of the acquisition cost has been recorded as franchise value, which is also included on the accompanying consolidated balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives. Refer to Note 14 for further

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussion regarding the Authority’s accounting for these assets. The Authority recorded write-offs of $700,000 and $1.0 million of the player roster value intangible asset in fiscal years 2005 and 2004, respectively, due to the termination of certain Connecticut Sun player contracts included on the original player roster. The loss is included in depreciation and amortization expense in the accompanying consolidated statements of income.

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

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

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

Relinquishment Liability

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 13). The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increases in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records accretion to the relinquishment liability

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”) and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

The carrying amount of cash and cash equivalents, promissory notes, mortgages and bank financing facilities approximate fair value. The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2005	2004
1999 8 1/8% Senior Notes	$14.1	$15.0
2005 6 1/8% Senior Notes	$248.8	$—
2001 8 3/8% Senior Subordinated Notes	$17.4	$18.6
2002 8% Senior Subordinated Notes	$263.8	$276.3
2003 6 3/8% Senior Subordinated Notes	$330.0	$342.4
2004 7 1/8% Senior Subordinated Notes	$232.9	$235.7
2005 6 7/8% Senior Subordinated Notes	$153.0	$—

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2005.

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

The Authority also has ongoing promotional programs which offer coupons to its guests for the purchase of food, beverages, hotel and retail amenities offered at Mohegan Sun. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003
Food and beverage	$44,757	$43,393	$44,713
Hotel	16,292	14,166	16,514
Retail, entertainment and other	64,099	53,448	41,725

Total	$125,148	$111,007	$102,952

The estimated cost of providing such promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2005	2004	2003
Food and beverage	$44,877	$42,837	$43,839
Hotel	7,731	5,916	6,257
Retail, entertainment and other	49,372	42,496	32,459

Total	$101,980	$91,249	$82,555

The Authority records free or discounted food and beverage and other services in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The Authority offers cash inducements and discounts on patron losses in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $4.4 million, $1.0 million, and $930,000 relating to discounts provided on patron losses for fiscal years ending September 30, 2005, 2004 and 2003, respectively, and $266,000, $281,000 and $306,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Gaming Expenses

Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut (see Note 12), expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Mohegan Sun Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets owned by Mohegan Sun, as well as third party tenant restaurants and the Shops at Mohegan Sun. Gaming expenses for the fiscal year ended September 30, 2003 also included expenses associated with poker operations, which closed in September 2003.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2005, 2004 and 2003 were $39.8 million, $37.3 million and $37.7 million, respectively. Prepaid advertising on the Authority’s balance sheet at September 30, 2005 and 2004 was $43,000 and $112,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Expenses

Corporate expenses represent unallocated payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Pocono Downs. In addition, corporate expenses include the costs associated with the Authority’s evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become probable.

Pre-Opening Costs and Expenses

For the fiscal year ended September 30, 2005, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the development of a permanent and temporary slot machine facility at Mohegan Sun at Pocono Downs. Construction of the temporary facility began in September 2005. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

Derivative Instruments

The Authority uses derivative instruments, including interest rate caps, collars and swaps in its strategy to manage interest rate risk associated with the variable interest rate on its bank credit facility and the fixed interest rates on the Authority’s senior notes and senior subordinated notes. The Authority’s objective in managing interest rate risk is to achieve the lowest possible cost of debt for the Authority, and to manage volatility in the effective cost of debt. The Authority continually monitors risk exposures from derivative instruments held and makes the appropriate adjustments to manage these risks within management’s established limits. The Authority accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain amounts in the fiscal year 2004 and 2003 consolidated financial statements have been reclassified to conform to the fiscal year 2005 presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends Opinion 29 to eliminate the exception for on monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 is effective for fiscal years beginning after June 15, 2005. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, subject to certain practicability provisions, but does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—ACQUISITION OF POCONO DOWNS ENTITIES:

On January 25, 2005, the Authority and its wholly owned subsidiary, MCV-PA, completed their acquisition of all the partnership interests in the Pocono Downs entities for approximately $281.0 million in cash. The Pocono Downs entities own Mohegan Sun at Pocono Downs, a harness racing facility in Plains, Pennsylvania,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and five OTW facilities also located in Pennsylvania. The results of operations for the Pocono Downs entities are included in the accompanying consolidated financial statements from the date of acquisition through September 30, 2005.

As a result of the acquisition of the harness racing facility, the Authority has the right to apply for a Pennsylvania Category One slot machine license, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Mohegan Sun at Pocono Downs. The purchase agreement for the Pocono Downs entities includes a provision that would generally require the seller to repurchase all the partnerships interests in the entities, at the election of the Authority, if a Category One license has not been issued or has been denied to the Authority by July 1, 2006 as a result of the conduct of the seller or if no conditional or permanent licenses have been issued in Pennsylvania by July 1, 2006.

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

At January 25, 2005
(in thousands)
Current assets	$1,086
Property and equipment	31,370
Right to obtain a Category One slot machine license	214,000
Goodwill	39,459

Total assets acquired	285,915
Current liabilities	(4,926)

Total liabilities assumed	(4,926)

Net assets acquired	$280,989

Unaudited pro forma financial information for the fiscal years ended September 30, 2005 and 2004, as though the acquisition of the Pocono Downs entities had occurred on October 1, 2003, is as follows:

	For the fiscal year ended September 30,
	2005	2004
	(in thousands)
Net revenues	$1,340,275	$1,291,074
Net income	23,937	104,462

NOTE 4—CASH AND CASH EQUIVALENTS:

At September 30, 2005 and 2004, the Authority had cash and cash equivalents of $72.4 million and $60.8 million, respectively, of which $3.2 million, as of September 30, 2005, was invested in deposits that could be redeemed on demand and investments with original maturities of less than three months when purchased. No amounts were invested as of September 30, 2004. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

The Authority recorded approximately $1.8 million of outstanding checks in excess of cash deposits held at or in transit to one of the Authority’s banking institutions as accounts payable in the accompanying consolidated balance sheet at September 30, 2004. This balance of outstanding checks was funded through the Authority’s bank line of credit when presented for payment.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2005	2004
Gaming	$9,896	$8,450
Hotel	2,471	1,226
Other	5,595	5,636

Subtotal	17,962	15,312
Allowance for doubtful accounts	(2,434)	(2,082)

Receivables, net	$15,528	$13,230

NOTE 6—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2005	2004
Land	$43,906	$32,431
Land improvements	48,317	44,148
Buildings and improvements	1,257,948	1,234,685
Furniture and equipment	354,920	335,451
Construction in process	13,616	3,512

Subtotal	1,718,707	1,650,227
Less: accumulated depreciation	(396,016)	(322,095)

Total property and equipment, net	$1,322,691	$1,328,132

For the fiscal years ended September 30, 2005, 2004 and 2003 depreciation expense totaled $86.5 million, $91.7 million and $91.5 million, respectively. Capitalized interest totaled $21,000 for the fiscal year ended September 30, 2005. There was no capitalized interest for the fiscal years ended September 30, 2004 and 2003, respectively.

NOTE 7—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2005	2004
Prepaid expenses	$5,185	$4,829
Non-qualified deferred compensation	7,008	4,356

Total other current assets	$12,193	$9,185

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2005	2004
Accrued payroll and related taxes and benefits	$47,193	$40,849
Slot win contribution payable (Note 12)	18,738	17,792
Miscellaneous other current liabilities	50,638	37,501

Total other current liabilities	$116,569	$96,142

NOTE 8—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	As of September 30,
	2005	2004
Bank Credit Facility	$—	$179,667
1999 8 1/8% Senior Notes	13,970	13,970
2005 6 1/8% Senior Notes	250,000	—
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	—
WNBA Promissory Note	6,000	7,000
Line of Credit	—	5,086
Mortgage—Salishan-Mohegan	2,550	2,550
Note Payable—Salishan-Mohegan	—	1,000

Subtotal	$1,243,865	$1,030,618
Net deferred gain (loss) on derivative instruments sold	15	(4,295)

Total debt	$1,243,880	$1,026,323

Maturities of the Authority’s debt as of September 30, 2005 are as follows (in thousands):

Fiscal Year	Long-Term Debt Maturities
2006	$17,520
2007	1,000
2008	1,000
2009	331,000
2010	1,000
Thereafter	892,345

Total	$1,243,865

Old Bank Credit Facility

On March 25, 2003, the Authority repaid the entire $251.0 million outstanding under its reducing, revolving, collateralized credit facility (the “Old Bank Credit Facility”). As of March 25, 2003, the Old Bank Credit Facility was terminated and related unamortized debt issuance costs of $403,000 were written off.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Credit Facility

As of September 30, 2005, the Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million, which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts under letters of credit. As of September 30, 2005, the amount under letters of credit totaled $584,000, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority had $449.4 million available for borrowing under the Bank Credit Facility as of September 30, 2005 (without taking into account covenants under the Line of Credit described below).

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

On February 8, 2005, the Authority used the net proceeds from the issuance of the 2005 Senior Notes and the 2005 Senior Subordinated Notes, described below, as well as cash provided by operating activities, to repay $399.4 million of amounts outstanding under the Bank Credit Facility, which included a $136.4 million payment to extinguish the remaining balance on the term loan and a $263.0 million payment to reduce amounts outstanding on the revolving loan. As a result of these payments, the total commitment under the Bank Credit Facility was reduced from $600.0 million to $450.0 million.

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

As of September 30, 2005, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2005, the Authority had no base rate loans and no LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of September 30, 2005. Accrued interest, including commitment fees, on the Bank Credit Facility was $595,000 and $186,000 as of September 30, 2005 and 2004, respectively.

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the 1999 Senior Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Notes mature on January 1, 2006. The 1999 Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and any capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the 1999 Senior Notes. The 1999 Senior Notes rank equally in right of payment with the 2005 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 1999 Senior Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 Senior Notes remain outstanding as of September 30, 2005. As of September 30, 2005 and 2004, accrued interest on the 1999 Senior Notes was $284,000 and $200,000, respectively.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2005, accrued interest on the 2005 Senior Notes was $1.9 million.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2001 Senior Subordinated Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2005. Accrued interest on the 2001 Senior Subordinated Notes was $342,000 and $280,000 as of September 30, 2005 and September 30, 2004, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2005 and September 30, 2004, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2005 and 2004, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2005 and 2004, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million and $2.6 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of September 30, 2005, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note through January 2011. As of September 30, 2005 and 2004, accrued interest on the WNBA Note was $191,000 and $134,000, respectively. Refer to Note 14 for a further discussion of the Authority’s investment in a WNBA franchise.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of September 30, 2005, the Authority was in compliance with all covenant requirements in the Line of Credit. As of September 30, 2005, the Authority had $25.0 million available for borrowing under the Line of Credit.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note and Mortgage Payables

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million and land purchase options with a note payable of $1.0 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full on March 28, 2006. The note payable, including accrued interest of $150,000, was repaid at maturity on December 31, 2004. There was no accrued interest on the mortgage payable as of September 30, 2005 and 2004. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to these agreements are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2005.

On March 10, 2005, the Authority entered into two interest rate swap agreements, each based on six-month LIBOR plus a spread of 116 basis points and each hedging $50 million of the 2005 Senior Notes. On March 23, 2005, the Authority entered into three additional interest rate swap agreements, which were also based on LIBOR plus spreads of 87 to 91 basis points and hedging $50.0 million, $75.0 million and $25.0 million of the 2005 Senior Notes. Under these agreements, the Authority would have made payments on the variable interest rate provided by the derivative instrument and received payments equal to the fixed interest rate on the debt being hedged. These interest rate swap agreements qualified for hedge accounting in accordance with SFAS 133, as amended, and were designated as fair value hedges. In the quarter ended June 30, 2005, the Authority terminated these instruments for an aggregate gain of $3.6 million. The $3.6 million gain was deferred and added to the carrying value of the 2005 Senior Notes being hedged and is being amortized and recorded as an offset to interest expense over the remaining term of the 2005 Senior Notes. For the fiscal year ended September 30, 2005, the Authority recorded amortization of $163,000 on the deferred gain to interest expense. The Authority expects to record $466,000 as an offset to interest expense over the next twelve months.

Other interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with FAS 133 and were designated as fair value hedges were sold in prior fiscal years for a net aggregate loss of $1.9 million. The $1.9 million net aggregate loss was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal year ended September 30, 2005, the Authority recorded amortization of $875,000 on the net deferred loss to interest expense. The Authority expects to record $910,000 to interest expense over the next twelve months.

The aggregate fair market value change in all of the Authority’s derivative instruments was $3.0 million for the fiscal year ended September 30, 2003, which has been recorded as an offset to interest expense in the Authority’s consolidated statements of income. There was no change in the aggregate fair market value of the Authority’s derivative instruments recorded as an offset to or as a component of interest expense for the fiscal years ended September 30, 2005 and 2004, respectively, as all derivative instruments qualified for hedge accounting. The Authority recorded a reduction to interest expense of $2.6 million and $4.1 million for the fiscal years ended September 30, 2004 and 2003, respectively, related to interest settlements on the Authority’s derivative instruments.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

The Authority maintains uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue amounts for purses due horsemen at Pocono Downs and overdue pari-mutuel wagering tax liabilities that may arise. The letters of credit expire(d) on August 31, 2006, November 15, 2005 and January 25, 2006, respectively. As of September 30, 2005, no amounts were drawn on the letters of credit.

NOTE 9—LEASES:

The Authority leases space to certain tenants in the Shops at Mohegan Sun and certain other Mohegan Sun outlets. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Arena. Minimum future rental income and expenses on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Minimum Future Rental Income	$3,139	$2,311	$2,285	$2,403	$2,380	$4,134	$16,652

The Authority is liable under various operating leases for equipment and buildings for the Pocono Downs properties, which expire in various years through 2020. Total rental expense under these agreements was $235,000 for the period from the date of acquisition to September 30, 2005. Minimum future rental expense on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Minimum Future Rental Expense	$348	$345	$346	$325	$328	$2,886	$4,578

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun and certain other Mohegan Sun outlets. As of September 30, 2005 and 2004, outstanding tenant loans were $3.4 million and $2.3 million, respectively. These loans mature in periods between three and ten years. These amounts have been included in other assets in the accompanying consolidated balance sheets.

NOTE 10—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2005, 2004 and 2003, the Authority incurred $17.0 million, $15.4 million and $13.1 million, respectively, of expenses for such services.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease (see Note 12). The lease has an initial term of 25 years and it is renewable for an additional 25-year term upon expiration.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $262,000 relating to these land lease agreements for each of the fiscal years ended September 30, 2005, 2004 and 2003.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2005, 2004 and 2003, the Authority incurred costs of $16.5 million, $16.7 million and $16.7 million, respectively, for such utilities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Tribe provides services through its Development Department for projects related to Mohegan Sun. The Authority incurred $10.6 million, $3.6 million and $1.0 million of such expenses associated with the Tribe’s Development Department for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

The Authority and Little People, LLC (an entity owned by the Tribe) have a lease agreement, whereby Little People, LLC leases retail space located in the Shops at Mohegan Sun from the Authority. The lease term expires on September 30, 2006 and may be renewed on a monthly basis. Little People, LLC is not obligated to pay any rent. The Authority reimburses the Tribe for sales where patron Player’s Club points are utilized. The Authority reimbursed the Tribe for patron Player’s Club points in the amounts of $299,000, $244,000 and $244,000 for fiscal years ended September 30, 2005, 2004 and 2003, respectively.

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

As of September 30, 2005, approximately 117 employees of the Authority were members of the Tribe.

The Authority engaged McFarland Johnson, Inc. for surveying, civil engineering and professional design services. Roland Harris, a current member and a former Chairman of the Management Board and the Tribal Council, was a consultant for this firm pursuant to a consulting agreement which expired in May 2001. For the fiscal year ended September 30, 2003, the Authority incurred $83,000 for such services provided by McFarland Johnson. No such services were performed for each of the fiscal years ended September 30, 2005 and 2004. McFarland Johnson formerly conducted business as Harris and Clark, Inc. The Authority believes that the terms of this engagement were comparable to those that would pertain to an arms length engagement with an unaffiliated firm.

NOTE 11—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and section 401(a) of the Internal Revenue Code (“the Mohegan Retirement and 401(k) Plan”). The 401(k) portion of the plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 25% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. Contributions to the retirement portion of the plan by the Authority are discretionary and are allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible for the Mohegan Retirement and 401(k) plan after 90 days of employment and become fully vested after seven years of credited service. For the fiscal years ended September 30, 2005, 2004 and 2003, the Authority has contributed $9.1 million, $8.5 million and $8.1 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2005, 2004 and 2003, employee contributions, net of withdrawals and changes in fair value of investments, totaled $198,000, $1.3 million and $921,000, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $215.2 million, $208.2 million and $194.3 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005 and 2004, outstanding Slot Win Contribution payments to the State of Connecticut totaled $18.7 million and $17.8 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $15.8 million, $15.4 million and $15.1 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Agreement with the Town of Montville

On June 16, 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. The Tribe assigned its right and obligations in the agreement with the Town to the Authority.

Land Lease from the Tribe to the Authority

The land upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease under which the Tribe leases to the Authority the property and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future payments (undiscounted) the Authority and MPTN could be required to make is approximately $4.9 million.

Menominee Project

In October 2004, the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and the Menominee Kenosha Gaming Authority. According to the management agreement, the Authority was granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin (the “Menominee Project”) for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans and as included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The total cost of remediation is estimated to be approximately $1.6 million at September 30, 2005.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Erie OTW Settlement Agreement

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID” and collectively with MTR, “Presque Isle”) for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Downs Racing, L.P. will be required to convey the Erie OTW facility for such price if and when either of the following two conditions occur: (1) there is commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) there is receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 13—RELINQUISHMENT AGREEMENT:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2005, the carrying amount of the relinquishment liability was $552.5 million as compared to $472.0 million at September 30, 2004. The increase during the fiscal year ended September 30, 2005 is due to a $123.6 million reassessment adjustment of the relinquishment liability and $27.5 million for the accretion of discount to the relinquishment liability, offset by $70.6 million in relinquishment payments. Of the $70.6 million in relinquishment payments, $42.5 million represents payment of principal and $28.1 million represents payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2004, the Authority paid $67.4 million in relinquishment payments, consisting of $36.5 million in principal amounts and $30.9 million for the payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2003, the Authority paid $62.9 million in relinquishment payments, consisting of $28.6 million in principal amounts and $34.3 million for the payment of the accretion of discount to the relinquishment liability. The accretion of the relinquishment liability discount resulted from the impact of the discount for the time value of money. At September 30, 2005 and September 30, 2004, relinquishment payments earned but unpaid were $19.2 million and $18.3 million, respectively.

The relinquishment liability reassessment adjustment of $123.6 million, $3.9 million and $22.7 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, resulted from revised revenue projections as of the end of the current year compared to estimates of revenue projections as of the end of the prior year on the determination of the relinquishment liability. In fiscal year 2005, the Authority reviewed current revenue forecasts, including estimated timing and extent of future competition, and significantly increased revenue projections for the period in which the Relinquishment Agreement applies, primarily due to material changes in the Connecticut gaming market subsequent to September 30, 2005. On May 13, 2005, the United States Interior Board of Indian Appeals overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. These decisions were remanded to the United States Secretary of the Interior for reconsideration. The Authority concluded this ruling was not substantive enough to warrant a reassessment of the relinquishment liability at that time. However, on October 12, 2005, the Bureau of Indian Affairs upon reconsideration denied the federal recognition of these two Indian tribes which had expressed interest in building casinos in the close proximity of Mohegan Sun in Connecticut. As a result of this decision and other developments involving the revaluation of the impact to future Mohegan Sun revenues from potential competition in the Northeast gaming market, the Authority concluded events had occurred which are projected to increase revenues at Mohegan Sun over the remaining relinquishment period by approximately $3.2 billion and, therefore, substantially increase the related relinquishment liability, causing the Authority to account for a non-cash relinquishment liability charge of $123.6 million for the quarter ended September 30, 2005. In fiscal year 2004, the Authority reviewed current revenue forecasts, including the estimated timing and extent of future competition, and increased revenue projections for the near future but reduced overall revenue projections for the period in which the Relinquishment Agreement applies. In fiscal year 2003, the Authority reduced revenue projections for the period in which the Relinquishment Agreement applies, due to uncertainties involving

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic market conditions that have affected the Authority’s revenues and future competition from potential additional Native American and commercial casinos in the northeastern gaming market.

NOTE 14—INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of acquiring a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

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

MBC recorded an aggregate investment of $10.3 million for the acquisition, of which $10.0 million represents the purchase price and $259,000 pertains to capitalized purchase costs. As part of the acquisition, management, with the assistance of an independent valuation firm estimated the fair value of the player roster at approximately $4.8 million, and the remaining $5.5 million was recorded as franchise value. The player roster value is being amortized over seven years. As of September 30, 2005 and 2004, accumulated amortization on the player roster value was $1.1 million and $836,000, respectively. The franchise value is being amortized over thirty years. As of September 30, 2005 and 2004, accumulated amortization on the franchise value was $488,000 and $305,000, respectively. For the fiscal year ended September 30, 2005, 2004 and 2003, amortization expense associated with these intangible assets totaled $1.1 million, $1.8 million and $1.8 million, respectively, including charges of $700,000 and $1.0 million related to write-offs of certain player contracts included on the original player roster, in the fiscal year ended September 30, 2005 and 2004, respectively. The Authority expects to incur $584,000 in amortization expense for each of the next four years and $315,000 in the fifth year related to these assets.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2005, there were no cash capital contributions required by WNBA, LLC.

NOTE 15—MOHEGAN VENTURES-NORTHWEST, LLC:

On July 23, 2004, the Authority formed Mohegan Ventures-NW as a wholly owned unrestricted subsidiary of the Authority. As an unrestricted subsidiary, Mohegan Ventures-NW is not required to be a guarantor of the Authority’s debt obligations. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formed with Salishan Company, an unrelated third party, to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino (the “Cowlitz Project”) will be owned by the Cowlitz Indian Tribe, of which the sole member of Salishan Company is an affiliate. Salishan-Mohegan also has been designated as an unrestricted subsidiary of the Authority.

Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land and land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project. In accordance with the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe, described below, the rights to these assets shall be assigned to the Cowlitz Indian Tribe at cost upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. Pursuant to amendments made to the option agreements in May 2005, the land purchase options permit Salishan-Mohegan to purchase land at specified closing dates no later than December 2005 and April 2006 for remaining payments of $7.5 million and $3.2 million, respectively. Under the option agreements, Salishan-Mohegan also is required to make extension payments on the aggregate agreed-upon net purchase price at an annual rate of 6.5%, with an aggregate total of $2.4 million payable on the closing date in April 2006 or the applicable portion upon termination of the option agreements. As of September 30, 2005 and 2004, accrued extension payments on the land purchase options was $2.1 million and $568,000, respectively.

Pursuant to the development agreement described below, the notes receivable contributed to Salishan-Mohegan and amounts paid by Salishan-Mohegan subsequent to formation related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Indian Tribe, subject to appropriate approvals defined in the development agreement. Reimbursements are contingent and payable upon: (1) the receipt of necessary financing for the development of the proposed casino; and (2) the assignable property being taken into trust by the United States Department of the Interior. Notes receivable bear interest at the Wall Street Journal Prime Rate plus 2%, compounded annually. As of September 30, 2005 and 2004, receivables from the Cowlitz Indian Tribe totaled $11.2 million and $3.5 million, respectively, including accrued interest, offset by a $2.2 million and $690,000 reserve in the consolidated balance sheet, respectively.

On September 21, 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan will carry out all activities that are necessary to develop the Cowlitz Project, including advising the Cowlitz Indian Tribe with its plan to place land into trust by the United States Department of the Interior, assisting the Cowlitz Indian Tribe in the negotiation of a compact with the State of Washington, assisting in the arrangement of financing for the Cowlitz Project and administering and overseeing the planning, design, development, and construction of the Cowlitz Project. The development agreement provides for development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW through Salishan-Mohegan pursuant to the Operating Agreement. The management agreement is for a period of seven years, during which Salishan-Mohegan will manage, operate, and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the Operating Agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the accepting of land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the NIGC.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT REPORTING:

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

	For the Fiscal Year Ended September 30,
	2005	2004	2003
Net revenues:
Mohegan Sun	$1,305,686	$1,256,926	$1,177,488
Pocono Downs	25,919	—	—

Total	$1,331,605	$1,256,926	$1,177,488

Income (loss) from operations:
Mohegan Sun	$150,914	$251,455	$243,749
Pocono Downs	(67)	—	—
Corporate expenses	(11,483)	(4,838)	(2,416)

Total	139,364	246,617	241,333

Accretion of discount to the relinquishment liability	(27,466)	(29,939)	(33,592)
Interest income	673	232	269
Interest expense, net of capitalized interest	(88,011)	(78,970)	(83,492)
Loss on early extinguishment of debt	(280)	(34,138)	(27,396)
Write-off of debt issuance costs	—	—	(403)
Other expense, net	(1,127)	(933)	(1,034)

Income before minority interest	23,153	102,869	95,685
Minority interest	514	18	—

Net income	$23,677	$102,887	$95,685

	For the Fiscal Year Ended September 30,
	2005	2004	2003
Capital expenditures:
Mohegan Sun	$45,367	$30,680	$30,277
Pocono Downs	5,148	—	—
Corporate	476	—	—

Total	$50,991	$30,680	$30,277

	September 30, 2005	September 30, 2004
Total assets:
Mohegan Sun	$1,525,300	$1,571,215
Pocono Downs (including goodwill of $39,459)	289,713	—
Corporate	41,855	8,490

	$1,856,868	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC, MCV-PA and the Pocono Downs entities. Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiaries as of September 30, 2005 and 2004 and for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,283,885	$34,956	$3,850	$—	$1,322,691
Intercompany receivables	306,993	—	—	(306,993)	—
Other intangible assets, net	119,826	220,741	—		340,567
Other assets, net	140,629	41,616	11,365	—	193,610

Total assets	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

LIABILITIES AND CAPITAL
Total current liabilities	$257,199	$7,710	$5,509	$—	$270,418
Long-term debt, net of current portion	1,221,348	5,000	—	—	1,226,348
Relinquishment liability, net of current portion	462,078	—	—	—	462,078
Intercompany payables	—	298,570	8,423	(306,993)	—
Other long-term liabilities	336	—	—	—	336
Investment in subsidiaries	14,928	—	—	(14,928)	—

Total liabilities	1,955,889	311,280	13,932	(321,921)	1,959,180
Minority interest in subsidiary	—	—	2,560	—	2,560
Total capital	(104,556)	(13,967)	(1,277)	14,928	(104,872)

Total liabilities and capital	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

	As of September 30, 2004
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,324,106	$176	$3,850	$—	$1,328,132
Intercompany receivables	8,930	—	—	(8,930)	—
Other assets, net	238,383	8,550	4,640	—	251,573

Total assets	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

LIABILITIES AND CAPITAL
Total current liabilities	$245,848	$2,021	$4,289	$—	$252,158
Long-term debt, net of current portion	997,051	6,000	—	—	1,003,051
Relinquishment liability, net of current portion	383,493	—	—	—	383,493
Intercompany payables	—	6,206	2,724	(8,930)	—
Other long-term liabilities	197	—	—	—	197
Investment in subsidiaries	5,553	—	—	(5,553)	—

Total liabilities	1,632,142	14,227	7,013	(14,483)	1,638,899
Minority interest in subsidiary	—	—	1,845	—	1,845
Total capital	(60,723)	(5,501)	(368)	5,553	(61,039)

Total liabilities and capital	$1,571,419	$8,726	$8,490	$(8,930)	$1,579,705

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,302,039	$30,816	$—	$(1,250)	$1,331,605
Operating costs and expenses:
Gaming & other operations	760,504	22,158	—	(1,250)	781,412
Advertising, general and administrative	189,416	6,915	1,939	—	198,270
Pre-opening costs and expenses	—	1,257	—	—	1,257
Depreciation and amortization	84,731	2,947	—	—	87,678
Relinquishment liability reassessment	123,624	—	—	—	123,624

Total operating costs and expenses	1,158,275	33,277	1,939	(1,250)	1,192,241

Income (loss) from operations	143,764	(2,461)	(1,939)	—	139,364
Accretion of discount to the relinquishment liability	(27,466)	—	—	—	(27,466)
Interest expense, net of capitalized interest	(73,202)	(14,659)	(150)	—	(88,011)
Loss on interests in subsidiaries	(18,024)	—	—	18,024	—
Other income (expense), net	(1,405)	5	666	—	(734)

Income (loss) before minority interest	23,667	(17,115)	(1,423)	18,024	23,153
Minority interest	—	—	514	—	514

Net income (loss)	$23,667	$(17,115)	$(909)	$18,024	$23,667

(1)	Period from date of inception (January 25, 2005) to September 30, 2005 for Pocono Downs entities and MCV-PA.

	For the Fiscal Year Ended September 30, 2004
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,254,018	$3,479	$—	$(571)	$1,256,926
Operating costs and expenses:
Gaming & other operations	729,495	3,148	—	(571)	732,072
Advertising, general and administrative	178,699	1,918	128	—	180,745
Depreciation and amortization	91,701	1,894	—	—	93,595
Relinquishment liability reassessment	3,897	—	—	—	3,897

Total operating costs and expenses	1,003,792	6,960	128	(571)	1,010,309

Income (loss) from operations	250,226	(3,481)	(128)	—	246,617
Accretion of discount to the relinquishment liability	(29,939)	—	—	—	(29,939)
Interest expense	(78,765)	(205)	—	—	(78,970)
Loss on early extinguishment of debt	(34,138)	—	—	—	(34,138)
Loss on interests in subsidiaries	(3,736)	—	—	3,736	—
Other income (expense), net	(761)	2	58	—	(701)

Income (loss) before minority interest	102,887	(3,684)	(70)	3,736	102,869
Minority interest	—		18	—	18

Net income (loss)	$102,887	$(3,684)	$(52)	$3,736	$102,887

(1)	Period from date of inception (July 23, 2004) to September 30, 2004.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2003
	Authority	Guarantor Subsidiaries (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,174,729	$3,252	$(493)	$1,177,488
Operating costs and expenses:
Gaming and other operations	693,052	2,821	(493)	695,380
Advertising, general and administrative	169,856	1,506	—	171,362
Depreciation and amortization	91,528	595	—	92,123
Relinquishment liability reassessment	(22,710)	—	—	(22,710)

Total operating costs and expenses	931,726	4,922	(493)	936,155

Income (loss) from operations	243,003	(1,670)	—	241,333
Accretion of discount to the relinquishment liability	(33,592)	—	—	(33,592)
Interest expense	(83,342)	(150)	—	(83,492)
Loss on early extinguishment of debt	(27,396)	—	—	(27,396)
Loss on interest in subsidiary	(1,818)	—	1,818	—
Other income (expense), net	(1,170)	2	—	(1,168)

Net income (loss)	$95,685	$(1,818)	$1,818	$95,685

(1)	Period from date of inception (January 27, 2003) to September 30, 2003 for MBC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$263,369	$(15,884)	$819	$—	$248,304

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(45,737)	(3,482)	—	—	(49,219)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)	—	—	(280,114)
Other cash flows provided by (used in) investing activities	(307,681)	—	(6,248)	306,716	(7,213)

Net cash flows provided by (used in) investing activities	(353,418)	(283,596)	(6,248)	306,716	(336,546)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	750,000	—	—	—	750,000
Bank Credit Facility repayments—revolving loan	(838,000)	—	—	—	(838,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	474,900	—	—	—	474,900
Line of credit repayments	(479,985)	—	—	—	(479,985)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Principal portion of relinquishment liability payments	(42,540)	—	—	—	(42,540)
Distributions to Tribe	(67,500)	—	—	—	(67,500)
Other cash flows provided by (used in) financing activities	(4,064)	300,016	5,429	(306,716)	(5,335)

Net cash flows provided by (used in) financing activities	101,144	300,016	5,429	(306,716)	99,873

Net decrease in cash and cash equivalents	11,095	536	—	—	11,631
Cash and cash equivalents at beginning of year	60,406	388	—	—	60,794

Cash and cash equivalents at end of year	$71,501	$924	$—	$—	$72,425

(1)	Period from date of inception (January 25, 2005) to September 30, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2004
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$217,325	$(2,398)	$(151)	$—	$214,776

Cash flows used in investing activities:
Purchases of property and equipment	(31,874)	(38)	—	—	(31,912)

Other cash flows used in investing activities	(325)	—	—	—	(325)

Net cash flows used in investing activities	(32,199)	(38)	—	—	(32,237)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	290,000	—	—	—	290,000
Bank Credit Facility repayments—revolving loan	(268,000)	—	—	—	(268,000)
Line of credit borrowings	208,923	—	—	—	208,923
Line of credit repayments	(203,837)	—	—	—	(203,837)
Proceeds from the issuance of long-term debt	225,000	—	—	—	225,000
Payments on long-term debt	(325,925)	—	—	—	(325,925)

Principal portion of relinquishment liability payments	(36,525)	—	—	—	(36,525)

Distributions to Tribe	(65,017)	—	—	—	(65,017)
Other cash flows provided by (used in) financing activities	(22,029)	2,250	151	—	(19,628)

Net cash flows provided by (used in) financing activities	(197,410)	2,250	151	—	(195,009)

Net decrease in cash and cash equivalents	(12,284)	(186)	—	—	(12,470)
Cash and cash equivalents at beginning of year	72,690	574	—	—	73,264

Cash and cash equivalents at end of year	$60,406	$388	$—	$—	$60,794

(1)	Period from date of inception (July 23, 2004) to September 30, 2004.

	For the Fiscal Year Ended September 30, 2003
	Authority	Guarantor Subsidiaries (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$194,696	$788	$—	$195,484

Cash flows used in investing activities:
Purchases of property and equipment	(57,514)	(226)	—	(57,740)
Other cash flows provided by (used in) investing activities.	711	(2,259)	—	(1,548)

Net cash flows used in investing activities	(56,803)	(2,485)	—	(59,288)

Cash flows provided by (used in) financing activities:
Prior bank credit facility borrowings	35,000	—	—	35,000
Prior bank credit facility repayments	(286,000)	—	—	(286,000)
Bank Credit Facility borrowings—revolving loan	206,000	—	—	206,000
Bank Credit Facility repayments—revolving loan	(140,000)	—	—	(140,000)
Bank Credit Facility borrowings—term loan	100,000	—	—	100,000
Line of credit borrowings	67,000	—	—	67,000
Line of credit repayments	(67,000)	—	—	(67,000)
Proceeds from the issuance of long-term debt	330,000	—	—	330,000
Payments on long-term debt	(294,759)	—	—	(294,759)
Principal portion of relinquishment liability payments	(28,633)	—	—	(28,633)
Distributions to Tribe	(60,000)	—	—	(60,000)
Other cash flows provided by (used in) financing activities.	(11,828)	2,271	—	(9,557)

Net cash flows (used in) financing activities	(150,220)	2,271	—	(147,949)

Net increase (decrease) in cash and cash equivalents	(12,327)	574	—	(11,753)
Cash and cash equivalents at beginning of year	85,017	—	—	85,017

Cash and cash equivalents at end of year	$72,690	$574	$—	$73,264

(1)	Period from date of inception (January 27, 2003) to September 30, 2003 for MBC.

SCHEDULE II

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2005, 2004 and 2003

(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balances at end of period
Description:
Fiscal Year Ended September 30, 2005
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$3,013	$2,286	$—	$307	$4,992

Fiscal Year Ended September 30, 2004
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$1,949	$710	$594	$240	$3,013

Fiscal Year Ended September 30, 2003
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$1,241	$1,223	$—	$515	$1,949

Note	(1): Refer to Note 15 to the audited consolidated financial statements beginning on page F-1 of this Form 10-K for a discussion on the amount charged to other accounts in fiscal year 2004.
Note	(2): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.9	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.10	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.11	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.12	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.13	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7	Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein). *

Exhibit No.	Description
10.9	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

10.10	Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions, dated July 9, 1999 (filed as Exhibit 10.21 to the 2002 Form 10-K, and incorporated by reference herein).

10.11	General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed as Exhibit 10.22 to the 2002 Form 10K, and incorporated by reference herein).

10.12	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein). *

10.13	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.14	Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 27, 2003, and incorporated by reference herein).

10.15	Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on July 1, 2003, and incorporated by reference herein).

10.16	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.17	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.18	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and William J. Velardo (filed as Exhibit 10.1 to the March 2004 10-Q, and incorporated by reference herein). *

10.19	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the March 2004 10-Q, and incorporated by reference herein). *

10.20	Amended and Restated Employment Agreement, dated March 31, 2004, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.3 to the March 2004 10-Q, and incorporated by reference herein). *

10.21	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.22	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
10.23	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of July 28, 2004, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2004, and incorporated by reference herein).

10.24	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, File No. 333-120119, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

10.25	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.26	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.27	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 14, 2004, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.28	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

10.29	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

10.30	Trust Agreement under The Mohegan Retirement and 401(k) Plan dated July 1, 2005 between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed herewith). *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.