Form 10-Q
period 2005-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2006-02-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

Item 1.	Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$93,114	$72,425
Receivables, net	17,348	15,528
Inventories	16,344	15,926
Other current assets	14,398	12,193

Total current assets	141,204	116,072

Non-current assets:
Property and equipment, net	1,326,843	1,322,691
Goodwill	39,459	39,459
Other intangible assets, net	340,176	340,567
Other assets, net	38,462	38,079

Total assets	$1,886,144	$1,856,868

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$17,520	$17,532
Current portion of relinquishment liability	100,340	90,410
Trade payables	18,541	22,840
Accrued interest payable	34,687	23,067
Other current liabilities	119,469	116,569

Total current liabilities	290,557	270,418

Non-current liabilities:
Long-term debt, net of current portion	1,226,462	1,226,348
Relinquishment liability, net of current portion	450,241	462,078
Other long-term liabilities	313	336

Total liabilities	1,967,573	1,959,180

Minority interest	2,980	2,560

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(84,409)	(104,872)

Total capital	(84,409)	(104,872)

Total liabilities and capital	$1,886,144	$1,856,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004
Revenues:
Gaming	$315,496	$288,197
Food and beverage	24,490	22,429
Hotel	12,608	11,937
Retail, entertainment and other	34,238	26,696

Gross revenues	386,832	349,259
Less-Promotional allowances	(33,515)	(29,926)

Net revenues	353,317	319,333

Operating costs and expenses:
Gaming	181,392	167,546
Food and beverage	12,740	11,359
Hotel	3,903	3,931
Retail, entertainment and other	11,783	7,692
Advertising, general and administrative	50,354	44,713
Corporate expenses	2,179	2,396
Pre-opening costs and expenses	1,099	—
Depreciation and amortization	21,486	21,256

Total operating costs and expenses	284,936	258,893

Income from operations	68,381	60,440

Other income (expense):
Accretion of discount to the relinquishment liability	(7,677)	(6,867)
Interest income	326	103
Interest expense, net of capitalized interest	(22,820)	(19,170)
Other income (expense), net	64	(374)

Total other expense	(30,107)	(26,308)

Income before minority interest	38,274	34,132
Minority interest	20	101

Net income	$38,294	$34,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, September 30, 2005	$(104,872)
Net income	38,294
Distributions to Tribe	(17,831)

Balance, December 31, 2005	$(84,409)

Balance, September 30, 2004	$(61,039)
Net income	34,233
Distributions to Tribe	(16,434)

Balance, December 31, 2004	$(43,240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Three Months Ended December 31, 2005	For The Three Months Ended December 31, 2004
Cash flows provided by (used in) operating activities:
Net income	$38,294	$34,233
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21,486	21,256
Accretion of discount to the relinquishment liability	7,677	6,867
Cash paid for accretion of discount to the relinquishment liability	(3,433)	(3,742)
Net (gain) loss on disposition of assets	(64)	378
Provision for losses on receivables	338	593
Amortization of debt issuance costs	735	784
Amortization of net deferred gain on settlement of derivative instruments	102	219
Minority interest	(20)	(101)
Changes in operating assets and liabilities:
Increase in receivables	(1,896)	(870)
Increase in inventories	(418)	(320)
Increase in other assets	(2,555)	(3,572)
Decrease in trade payables	(4,299)	(704)
Increase in other liabilities	9,178	12,404

Net cash flows provided by operating activities	65,125	67,425

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $5,116 and $329, respectively	(20,118)	(7,037)
Deposit for purchase of Pocono Downs and acquisition costs	—	(14,346)
Proceeds from asset sales	70	138
Issuance of third party loans and advances	(1,054)	(1,323)
Payments received on third-party loans	208	160

Net cash flows used in investing activities	(20,894)	(22,408)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	45,000	83,000
Bank Credit Facility repayments—revolving loan	(45,000)	(136,000)
Bank Credit Facility borrowings—term loan	—	58,333
Bank Credit Facility repayments—term loan	—	(13,636)
Line of credit borrowings	103,763	109,923
Line of credit repayments	(103,763)	(100,913)
Payment on promissory note	—	(1,000)
Minority interest contributions	440	—
Principal portion of relinquishment liability payments	(6,151)	(5,424)
Distributions to Tribe	(17,831)	(16,434)
Capitalized debt issuance costs	—	(840)

Net cash flows used in financing activities	(23,542)	(22,991)

Net increase in cash and cash equivalents	20,689	22,026
Cash and cash equivalents at beginning of period	72,425	60,794

Cash and cash equivalents at end of period	$93,114	$82,820

Supplemental disclosures:
Cash paid during the period for interest	$10,772	$13,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the year ended September 30, 2005. In addition, certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries. In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, subject to certain practicability provisions, but does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Bank Credit Facility	$—	$—
1999 8 1/8% Senior Notes	13,970	13,970
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	6,000	6,000
Line of Credit	—	—
Mortgage—Salishan-Mohegan	2,550	2,550

Subtotal	$1,243,865	$1,243,865
Net deferred gain on derivative instruments sold	117	15

Total debt	$1,243,982	$1,243,880

Bank Credit Facility

As of December 31, 2005, the Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million, which matures on March 31, 2008. The maximum aggregate principal amount available for borrowing includes amounts

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

under letters of credit. As of December 31, 2005, the amount under letters of credit totaled $50.3 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority had $399.7 million available for borrowing under the Bank Credit Facility as of December 31, 2005 (without taking into account covenants under the Line of Credit described below).

In December 2005, the Authority received the requisite consent of its lenders to Amendment No. 4 to its Bank Credit Facility, which provided for an increase in the maximum amount available under letters of credit to $60.0 million. Amendment No. 4 permitted the Authority to establish the $50.0 million letter of credit necessary for the Pennsylvania slot machine licensing process (refer to “Letters of Credit” below).

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

As of December 31, 2005, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2005, the Authority had no base rate loans and no LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of December 31, 2005. Accrued interest, including commitment fees, on the Bank Credit Facility was $610,000 and $595,000 as of December 31, 2005 and September 30, 2005, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. Interest on the 1999 Senior Notes is payable semi-annually on January 1 and July 1. The 1999 Senior Notes matured on January 1, 2006 (refer to Note 9). The 1999 Senior Notes are uncollateralized general obligations of the Authority and rank pari passu in right of payment with all current and future uncollateralized senior indebtedness of the Authority. Borrowings under the Bank Credit Facility and any capital lease obligations are collateralized by first priority liens on substantially all of the assets of the Authority. As a result, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority or the Tribe, the holders of collateralized debt may be paid in full in cash before any payment may be made with respect to the 1999 Senior Notes. The 1999 Senior Notes rank equally in right of payment with the 2005 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 1999 Senior Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. An aggregate principal amount of $14.0 million of the 1999 Senior Notes remain outstanding as of December 31, 2005. As of December 31, 2005 and September 30, 2005, accrued interest on the 1999 Senior Notes was $568,000 and $284,000, respectively.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of December 31, 2005 and September 30, 2005, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2001 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of December 31, 2005. Accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000 as of December 31, 2005 and September 30, 2005, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of December 31, 2005 and September 30, 2005, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of December 31, 2005 and September 30, 2005, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of December 31, 2005 and September 30, 2005, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of December 31, 2005 and September 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2005, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature no later than January 2013. As of December 31, 2005 and September 30, 2005, accrued interest on the WNBA Note was $276,000 and $191,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit expires in March 2006. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2005, the Authority was in compliance with all covenant requirements in the Line of Credit. As of December 31, 2005, the Authority had $25.0 million available for borrowing under the Line of Credit. There was no accrued interest on the Line of Credit as of December 31, 2005. Accrued interest on the Line of Credit was $10,000 as of September 30, 2005.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

with the principal balance payable in full by Salishan-Mohegan on March 28, 2006. There was no accrued interest on the mortgage payable as of December 31, 2005 and September 30, 2005. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of December 31, 2005.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended December 31, 2005, the Authority recorded amortization of $102,000 to interest expense related to the sale of these derivative instruments. The Authority expects to record $455,000 to offset interest expense over the next twelve months.

Letters of Credit

The Authority maintains three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007 and December 26, 2006, respectively. As of December 31, 2005, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended December 31, 2005 and 2004, the Authority incurred $5.0 million and $4.3 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 relating to these land lease agreements for each of the three months ended December 31, 2005 and 2004.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended December 31, 2005 and 2004, the Authority incurred costs of $5.0 million and $4.1 million, respectively, for such utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. The Authority recorded $602,000 and $1.0 million of capital expenditures associated with the Tribe’s Development Department for the three months ended December 31, 2005 and 2004, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $54.0 million and $52.1 million for the three months ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and September 30, 2005, outstanding Slot Win Contribution payments to the State of Connecticut totaled $18.5 million and $18.7 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.0 million and $3.9 million for the three months ended December 31, 2005 and 2004, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make is approximately $4.7 million.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans and as included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The total cost of remediation is estimated to be approximately $1.6 million at December 31, 2005.

Pocono Downs Purchase Agreement

In October 2004, the Authority entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc., pursuant to which the Authority acquired the Pocono Downs entities, for a purchase price of approximately $280.0 million. The purchase agreement provides the Authority with post-closing termination rights in the event of certain materially adverse legislative or regulatory events. If Downs Racing L.P. is denied a license on or before July 1, 2006 or has not yet been issued a license on July 1, 2006 as a direct result of the actions of the sellers, or the PGCB has failed to issue any conditional or permanent slot machine licenses on or before July 1, 2006, the Authority has the right to require the sellers to repurchase the Pocono Downs entities. This right will expire upon the awarding of a conditional or permanent Category One Slot Machine License from the PGCB to the sellers.

Pennsylvania Property Tax Litigation

In connection with the Authority’s acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years. Due to the early stage of this litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, is scheduled for trial in March 2006. While the Authority believes the sellers of the Pocono Downs entities have agreed to indemnify the Authority for any additional taxes that might be assessed for periods prior to its acquisition of the Pocono Downs entities in January 2005 (subject to a deductible), the Authority would be responsible for any increase in the assessment for subsequent periods. In addition, the Authority cannot provide any assurance that the sellers will not seek to deny its claim for indemnification, or as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, L.P., and if the Authority were to become involved in litigation with the sellers over their indemnification obligations, the Authority’s financial position, results of operations and cash flows could be adversely affected.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Litigation

The Authority is a defendant in certain other litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2005, the carrying amount of the relinquishment liability was $550.6 million as compared to $552.5 million at September 30, 2005. The decrease in the relinquishment liability during the three months ended December 31, 2005 is due to $9.6 million in relinquishment payments, offset by $7.7 million for the accretion of discount to the relinquishment liability. Of the $9.6 million in relinquishment payments, $6.2 million represents payment of principal and $3.4 million represents payment of the accretion of discount to the relinquishment liability. During the three months ended December 31, 2004, the Authority paid $9.1 million in relinquishment payments, consisting of $5.4 million in principal amounts and $3.7 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability resulted from the impact of the discount for the time value of money. At December 31, 2005 and September 30, 2005, relinquishment payments earned but unpaid were $28.5 million and $19.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

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

	For the Three Months Ended December 31,
	2005	2004
Net revenues:
Mohegan Sun	$345,690	$319,333
Pocono Downs	7,627	—

Total	$353,317	$319,333

Income (loss) from operations:
Mohegan Sun	$72,530	$62,836
Pocono Downs	(1,951)	—
Corporate	(2,198)	(2,396)

Total	68,381	60,440

Accretion of discount to the relinquishment liability	(7,677)	(6,867)
Interest income	326	103
Interest expense, net of capitalized interest	(22,820)	(19,170)
Other expense, net	64	(374)

Income before minority interest	38,274	34,132
Minority interest	20	101

Net income	$38,294	$34,233

	For the Three Months Ended December 31,
	2005	2004
Capital expenditures:
Mohegan Sun	$14,600	$7,366
Pocono Downs	10,628	—
Corporate	6	—

Total	$25,234	$7,366

	December 31, 2005	September 30, 2005
Total assets:
Mohegan Sun	$1,545,388	$1,525,300
Pocono Downs (including goodwill of $39,459)	299,387	289,713
Corporate	41,369	41,855

	$1,886,144	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC, MCV-PA and the Pocono Downs entities. Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiaries as of December 31, 2005 and September 30, 2005 and for the three months ended December 31, 2005 and 2004 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,278,047	$44,946	$3,850	$—	$1,326,843
Intercompany receivables	325,649	—	—	(325,649)	—
Other intangible assets, net	119,827	220,349	—		340,176
Other assets, net	165,695	41,057	12,373	—	219,125

Total assets	$1,889,218	$306,352	$16,223	$(325,649)	$1,886,144

LIABILITIES AND CAPITAL
Total current liabilities	$278,063	$7,108	$5,386	$—	$290,557
Long-term debt, net of current portion	1,221,462	5,000	—	—	1,226,462
Relinquishment liability, net of current portion	450,241	—	—	—	450,241
Intercompany payables	—	316,346	9,303	(325,649)	—
Other long-term liabilities	313	—	—	—	313
Investment in subsidiaries	23,232	—	—	(23,232)	—

Total liabilities	1,973,311	328,454	14,689	(348,881)	1,967,573
Minority interest in subsidiary	—	—	2,980	—	2,980
Total capital	(84,093)	(22,102)	(1,446)	23,232	(84,409)

Total liabilities and capital	$1,889,218	$306,352	$16,223	$(325,649)	$1,886,144

	As of September 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,283,885	$34,956	$3,850	$—	$1,322,691
Intercompany receivables	306,993	—	—	(306,993)	—
Other intangible assets, net	119,826	220,741	—		340,567
Other assets, net	140,629	41,616	11,365	—	193,610

Total assets	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

LIABILITIES AND CAPITAL
Total current liabilities	$257,199	$7,710	$5,509	$—	$270,418
Long-term debt, net of current portion	1,221,348	5,000	—	—	1,226,348
Relinquishment liability, net of current portion	462,078	—	—	—	462,078
Intercompany payables	—	298,570	8,423	(306,993)	—
Other long-term liabilities	336	—	—	—	336
Investment in subsidiaries	14,928	—	—	(14,928)	—

Total liabilities	1,955,889	311,280	13,932	(321,921)	1,959,180
Minority interest in subsidiary	—	—	2,560	—	2,560
Total capital	(104,556)	(13,967)	(1,277)	14,928	(104,872)

Total liabilities and capital	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended December 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated Total
Net revenues	$345,692	$7,633	$—	$(8)	$353,317
Operating costs and expenses:
Gaming & other operations	203,783	6,043	—	(8)	209,818
Advertising, general and administrative	49,643	2,587	303	—	52,533
Pre-opening costs and expenses	—	1,099	—	—	1,099
Depreciation and amortization	20,454	1,032	—	—	21,486

Total operating costs and expenses	273,880	10,761	303	(8)	284,936

Income (loss) from operations	71,812	(3,128)	(303)	—	68,381
Accretion of discount to the relinquishment liability	(7,677)	—	—	—	(7,677)
Interest expense, net of capitalized interest	(16,984)	(5,647)	(189)	—	(22,820)
Loss on interests in subsidiaries	(8,942)	—	—	8,942	—
Other income, net	85	2	303	—	390

Income (loss) before minority interest	38,294	(8,773)	(189)	8,942	38,274
Minority interest	—		20	—	20

Net income (loss)	$38,294	$(8,773)	$(169)	$8,942	$38,294

	For the Three Months Ended December 31, 2004
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$319,049	$383	$—	$(99)	$319,333
Operating costs and expenses:
Gaming & other operations	190,102	525	—	(99)	190,528
Advertising, general and administrative	46,396	350	363	—	47,109
Depreciation and amortization	21,067	189	—	—	21,256

Total operating costs and expenses	257,565	1,064	363	(99)	258,893

Income (loss) from operations	61,484	(681)	(363)	—	60,440
Accretion of discount to the relinquishment liability	(6,867)	—	—	—	(6,867)
Interest expense	(19,107)	(63)	—	—	(19,170)
Loss on interests in subsidiaries	(909)	—	—	909	—
Other income (expense), net	(368)	1	96	—	(271)

Income (loss) before minority interest	34,233	(743)	(267)	909	34,132
Minority interest	—	—	101	—	101

Net income (loss)	$34,233	$(743)	$(166)	$909	$34,233

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$67,980	$(2,589)	$(266)	$—	$65,125

Net cash flows used in investing activities	(22,797)	(10,631)	(1,054)	13,588	(20,894)

Bank Credit Facility borrowings—revolving loan	45,000	—	—	—	45,000
Bank Credit Facility repayments—revolving loan	(45,000)	—	—	—	(45,000)
Line of credit borrowings	103,763	—	—	—	103,763
Line of credit repayments	(103,763)	—	—	—	(103,763)
Other cash flows provided by (used in) financing activities	(23,982)	12,708	1,320	(13,588)	(23,542)

Net cash flows provided by (used in) financing activities	(23,982)	12,708	1,320	(13,588)	(23,542)

Net increase (decrease) in cash and cash equivalents	21,201	(512)	—	—	20,689
Cash and cash equivalents at beginning of period	71,501	924	—	—	72,425

Cash and cash equivalents at end of period	$92,702	$412	$—	$—	$93,114

	For the Three Months Ended December 31, 2004
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$68,325	$(904)	$4	$—	$67,425

Net cash flows used in investing activities	(24,054)	—	(1,323)	2,969	(22,408)

Bank Credit Facility borrowings—revolving loan	83,000	—	—	—	83,000
Bank Credit Facility repayments—revolving loan	(136,000)	—	—	—	(136,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Line of credit borrowings	109,923	—	—	—	109,923
Line of credit repayments	(100,913)	—	—	—	(100,913)
Other cash flows provided by (used in) financing activities	(36,334)	650	1,319	(2,969)	(37,334)

Net cash flows provided by (used in) financing activities	(21,991)	650	1,319	(2,969)	(22,991)

Net increase (decrease) in cash and cash equivalents	22,280	(254)	—	—	22,026
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$82,686	$134	$—	$—	$82,820

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUBSEQUENT EVENTS:

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. In December 2005, Salishan—Mohegan received an extension on the land purchase options set to expire in December 2005. On January 3, 2006, in accordance with the amended option agreements, Salishan—Mohegan exercised these options and purchased the respective land in Clark County, Washington for approximately $7.5 million.

1999 8 1/8% Senior Notes

On January 3, 2006, the outstanding principal amount of $14.0 million of the 1999 8 1/8% Senior Notes and accrued interest of $568,000 were repaid at maturity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2005, and the related condensed consolidated statements of income and of changes in capital for each of the three-month periods ended December 31, 2005 and 2004 and the condensed consolidated statement of cash flows for the three-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2005, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 7, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 7, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Pocono Downs and the off-track wagering facilities (OTWs), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a harness racing facility located in Plains Township, Pennsylvania, as well as five Pennsylvania OTW facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A via a four-lane access road constructed by us. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1, 200- room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 195 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar that opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

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

Mohegan Sun at Pocono Downs

In January 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing, L.P. owns Pocono Downs, a harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track held 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania.

We are continuing the harness racing activities at Pocono Downs, with the 2006 racing season set to run from April to November 2006. We also conduct year round pari-mutuel wagering activities at Pocono Downs and the OTW facilities. The OTW facility at Pocono Downs is temporarily closed during the improvements to the clubhouse and grandstand mentioned below and is scheduled to reopen in April 2006.

In December 2005, our subsidiary, Downs Racing, L.P., the owners of Pocono Downs, submitted applications for a conditional and permanent Category One Slot Machine License with the Pennsylvania Gaming Control Board, or PGCB. If issued, these licenses initially would permit Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 12 months of the issuance of a slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Under certain circumstances, we may be permitted to install up to a total of 5,000 slot machines. Upon receipt of a conditional or permanent license, we will be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania. As required in the licensing regulations, we established a letter of credit commitment of $50 million in December 2005 to support the future payment of the license fee. On January 31, 2006, the PGCB set April 27, 2006 as the date for a public hearing on the slot machine license application for Pocono Downs.

If Downs Racing L.P. is denied a license on or before July 1, 2006 or has not yet been issued a license on July 1, 2006 as a direct result of the actions of the sellers, or the PGCB has failed to issue any conditional or permanent slot machine licenses on or before July 1, 2006, we have the right to require the sellers to repurchase the Pocono Downs entities. This right will expire upon the awarding of a conditional or permanent Category One Slot Machine License from the PGCB to the sellers.

We are making significant improvements and additions to the existing Pocono Downs clubhouse and grandstand, including a new simulcast facility, improvements to the grandstand for the installation of approximately 1,000 slot machines (upon receipt of a conditional Category One Slot Machine License) and a new 10,000 square foot food court. These improvements are estimated to cost approximately $47.0 million. Construction began in September 2005 and is estimated to be completed by the spring of 2006.

We previously announced plans for the development of a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs. The plans, the scope and timing of which continue to be refined through our rigorous planning process, provide for approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a “Kid’s Quest” center, 20,000 square feet of retail space, new parking facilities and an enhanced employee services area.

Construction of the new facility will begin following the issuance of a conditional or permanent slot license by the PGCB, anticipated in the summer of 2006. The opening date of the new facility is projected to be approximately 14 months from the beginning of construction. Estimated cost of construction for the facility is between $140.0 million and $160.0 million.

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

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and racinos in the state of Rhode Island, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. Following our acquisition of the Pocono Downs entities in January 2005, we now also face existing and potential competition in the Pennsylvania gaming market. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for further detail regarding our current and projected competition from other gaming operations.

Recent Competitive Developments

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2005. Based on our internal preliminary estimates, we do not anticipate that any of the following developments will have a material impact on our revenues for the near future.

Mohegan Sun

The following is an assessment of the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

On January 12, 2006, the Historic Eastern Pequot Tribe filed an appeal with the federal Interior Board of Indian Appeals, or IBIA, seeking to reverse an October 2005 ruling by the Bureau of Indian Affairs, or BIA, denying federal recognition to the tribe. On January 13, 2006, the IBIA denied the appeal, ruling that it does not have the authority to reconsider the October 2005 decision.

The Schaghticoke Tribal Nation also filed an appeal in federal court on January 12, 2006 of the BIA’s October 2005 ruling denying federal recognition to the tribe. In the appeal, the tribe alleges that the ruling was altered because of heavily weighted political influence from elected officials, lobbyists and a citizens’ group, and asks the court to reinstate the federal recognition or to turn the matter over to a magistrate judge to make a determination.

Both the Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively.

Rhode Island

In January 2006, a draft joint resolution seeking a November 2006 ballot initiative to rewrite the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe was circulated. The proposed amendment would lock in for 10 years the graduated tax rate, starting at 25 percent of net gambling revenues, that Harrah’s Entertainment has proposed paying the state. The Rhode Island Supreme Court has denied two earlier bids for a casino referendum in two advisory opinions, ruling that the current Constitution effectively bans any new gambling establishments unless they are state operated.

New York

On December 21, 2005, Empire Resorts Inc. announced that the BIA has confirmed the validity of an April 2000 land into trust determination in favor of the St. Regis Mohawk Tribe for its Monticello Raceway project in the Catskills. The planned casino project is still subject to a number of hurdles, including a determination on the environmental assessment of the project by the BIA and approval by the Governor of New York.

In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe would be required to continue pursuing the federal recognition process before the BIA, which public reports indicate could take several years due to the backlog of recognition petitions ahead of the Shinnecock Tribe.

Massachusetts

In October 2005, the Massachusetts State Senate approved legislation that would allow up to 2,000 slot machines at each of the state’s four racetracks. The Massachusetts House of Representatives declined to vote on the legislation prior to the November adjournment date. The Governor of Massachusetts has publicly announced that he would veto the legislation if approved.

Mohegan Sun at Pocono Downs

The following is an assessment of the recent competitive developments in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 21, 2005, Louis DeNaples formally applied for a license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono with an anticipated opening date of the initial phase of November 2007. According to the filing, the $300 million first phase will include a 200-room luxury resort hotel, an entertainment complex with 2,400 slot machines, four restaurants, two lounges with live entertainment, an 18-hole golf course, an indoor pool, a spa, retail shops and parking. The second phase would expand the slots parlor to 5,000 machines, double the hotel rooms and add other conference, entertainment and parking facilities. Mount Pocono is approximately 40 miles from Pocono Downs.

On December 23, 2005, Matzel Development Corp. announced that it filed an application with the PGCB for one of two casino licenses in the Poconos, and that it has acquired the 3,000-acre Pocono Manor Inn & Golf Resort in Mt. Pocono in hopes of opening a $3.0 billion entertainment and gambling complex. The first phase of the project would cost $1.2 billion and include a 25 story hotel and casino with 750 rooms, 100,000 square feet of gaming space and up to 5,000 slots, a 300,000-square-foot retail village, a 100,000-square-foot village green, 60,000 square feet of meeting and convention space, a spa, two 18-hole golf courses, indoor and outdoor pools, a 1,800-seat theater and a 6,000-seat arena, a 12-acre lake with a beach and a retractable enclosure, a tennis center, a horse-riding center and shooting ranges. The second phase of the project would include another hotel, convention center, condominiums and single family homes. Pocono Manor is located approximately 40 miles from Pocono Downs.

In December 2005, Sands Bethworks Gaming, Boyd PA Partners and Tropicana PA, LLC applied for a Category Two Slot Machine License in Lehigh Valley, Pennsylvania. Lehigh Valley is approximately 70 miles from Pocono Downs.

On January 31, 2006, the PGCB set April 27, 2006 as the date for a public hearing on the slot machine license applications of Mount Airy Resort and Pocono Manor and April 28, 2006 as the date for public hearings in Lehigh Valley on the slot machine license applications for Sands Bethworks Gaming, Boyd PA Partners and Tropicana PA, LLC.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTWs);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

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

Results of Operations

Summary Operating Results

We currently own and operate the Mohegan Sun property in Connecticut and, after the acquisition of the Pocono Downs entities in January 2005, a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. See Note 7 to the condensed consolidated financial statements for financial information about the segments. The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Net revenues:
Mohegan Sun	$345,690	$319,333	$26,357	8.3%
Pocono Downs (1)	7,627	—	7,627	—

Total	$353,317	$319,333	$33,984	10.6%
Income (loss) from operations:
Mohegan Sun	$72,530	$62,836	$9,694	15.4%
Pocono Downs (1)	(1,951)	—	(1,951)	—
Corporate expenses	(2,198)	(2,396)	198	-8.3%

Total	$68,381	$60,440	$7,941	13.1%
Net income	$38,294	$34,233	$4,061	11.9%

(1)	Acquired January 25, 2005

The important factors and trends that most contributed to our operating performance for the three months ended December 31, 2005 and 2004, were experienced or initiated at Mohegan Sun. These are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the three months ended December 31, 2005 and 2004;

•	a change in guest denomination preference in slots which resulted in higher slot hold percentage in the three months ended December 31, 2005;

•	higher table games hold percentage in the three months ended December 31, 2005, which can fluctuate considerably over interim financial periods;

•	successful marketing programs and promotional events designed to increase targeted patron visitation;

•	the optimization of hotel occupancy rates through extending offers to Player’s Club members which led to higher gaming and non-gaming revenues;

•	efficiencies achieved through the optimization of the Mohegan Sun labor force; and

•	the continuation of a cost reduction program which targets expenditures that grow at substantially faster rates than net revenues, such as certain promotional and employee medical insurance costs.

Net revenues for the three months ended December 31, 2005 increased primarily as a result of a 7.1% growth in gaming revenues and a 15.5% growth in non-gaming revenues at Mohegan Sun and the addition of $7.6 million in revenues from Pocono Downs and the OTWs acquired in January 2005. The increase in net revenues was partially offset by an increase in promotional allowances discussed in “—Promotional Allowances” for the three months ended December 31, 2005 compared to the same period in the prior year.

Income from operations for the three months ended December 31, 2005 increased compared to the same period in the prior year as a result of the growth in net revenues partially offset by a 10.1% increase in operating costs and expenses. Our operating margin, or income from operations as a percentage of net revenues, increased to 19.4% for the three months ended December 31, 2005 from 18.9% for the same period in the prior year. The increase was due to higher hold percentages, improvements to productivity, and cost reduction programs at

Mohegan Sun mentioned above, which enabled Mohegan Sun to have a 21.0% operating margin for the three months ended December 31, 2005 compared to 19.7% for the same period in the prior year.

Net income for the three months ended December 31, 2005 compared to the same period in the prior year increased primarily due to the increase in income from operations, partially offset by a $3.7 million increase in interest expense as discussed in “—Other Income (Expense)”.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Gaming	$315,496	$288,197	$27,299	9.5%
Food and beverage	24,490	22,429	2,061	9.2%
Hotel	12,608	11,937	671	5.6%
Retail, entertainment and other	34,238	26,696	7,542	28.3%

Total	$386,832	$349,259	$37,573	10.8%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Three Months Ended December 31,
	2005	2004
Gaming	81.5%	82.5%
Food and beverage	6.3%	6.4%
Hotel	3.3%	3.4%
Retail, entertainment and other	8.9%	7.7%

Total	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Slot handle	$2,581	$2,564	$17	0.7%
Gross slot revenues	$216	$208	$8	3.8%
Net slot revenues	$211	$201	$10	5.0%
Weighted average number of slot machines (in units)	6,204	6,242	(38)	-0.6%
Gross slot hold percentage	8.4%	8.1%	0.3%	3.7%
Gross slot win per unit per day (in dollars)	$379	$363	$16	4.4%
Table games drop	$561	$513	$48	9.4%
Table games revenues	$95	$84	$11	13.1%
Weighted average number of table games (in units)	302	290	12	4.1%
Table games hold percentage (1)	17.0%	16.4%	0.6%	3.7%
Table games revenue per unit per day (in dollars)	$3,437	$3,153	$284	9.0%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months ended December 31, 2005 compared to the same period in the prior year increased due to continued growth in table games revenues and net slot revenues at Mohegan Sun and the addition of $6.8 million in harness racing and off-track wagering revenues as a result of the operations of Pocono Downs and the OTWs acquired in January 2005. The increase in table games revenues and net slot revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market, a higher table games hold percentage and a change in guest denomination preference in slots leading to a higher net slot hold percentage of 8.2% for the three months ended December 31, 2005 compared to 7.9% for the same period in the prior year. We exceeded the Connecticut slot revenue market growth rate for the three months ended December 31, 2005 of 1.5%, with Mohegan Sun increasing its market share to 53.1% for the three months ended December 31, 2005 from 51.9% for the same period in the prior year. The State of Connecticut reported slot revenues of $407.1 million and $401.2 million for the three months ended December 31, 2005 and 2004, respectively.

Food and beverage revenues for the three months ended December 31, 2005 compared to the same period in the prior year increased as a result of a $1.1 million increase in beverage revenues and a $960,000 increase in food revenues. The increase in beverage revenues is due to increased visitation at Mohegan Sun and the addition of beverage revenues from the Pocono Downs properties acquired in January 2005. The increase in food revenues is due to a 6.7% increase in the number of meals served, or food covers, at Mohegan Sun, and the addition of food revenues from the Pocono Downs properties. The increase in food covers at Mohegan Sun was partially due to the opening of the 285-seat Uncas American Indian Grill in July 2005.

The following table presents data related to our hotel revenues:

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Rooms occupied	98,600	94,200	4,400	4.7%
Average daily room rate (ADR)	$122	$120	$2	1.7%
Occupancy rate	91%	87%	4%	4.6%
Revenue per available room (REVPAR)	$111	$105	$6	5.7%

Hotel revenues for the three months ended December 31, 2005 compared to the same period in the prior year increased as a result of increased hotel occupancy and increased ADR. Our yield management strategy to optimize hotel revenues continues to be successful, as the increased hotel occupancy was believed to contribute to the growth in gaming, food and beverage and retail, entertainment and other revenues at Mohegan Sun.

Retail, entertainment and other revenues for the three months ended December 31, 2005 compared to the same period in the prior year increased as a result of the increase in entertainment revenues at Mohegan Sun of $7.7 million, or 104.5%. The increase in entertainment revenues is due to an increase in the number of arena events and a substantial increase in the average price per ticket of 59.6% to $66.76 for the three months ended December 31, 2005 from $41.83 for the same period in the prior year due to a change in the headliners performing at the Mohegan Sun Arena.

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Food and beverage	$11,143	$10,504	$639	6.1%
Hotel	4,410	3,636	774	21.3%
Retail, entertainment and other	17,962	15,786	2,176	13.8%

Total	$33,515	$29,926	$3,589	12.0%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Food and beverage	$11,156	$10,825	$331	3.1%
Hotel	2,097	1,740	357	20.5%
Retail, entertainment and other	13,981	11,724	2,257	19.3%

Total	$27,234	$24,289	$2,945	12.1%

Promotional allowances for the three months ended December 31, 2005 compared to the same period in the prior year increased primarily due to the increase in redemption of entertainment complimentaries at Mohegan Sun resulting from higher attendance and retail prices of tickets for a larger number of events at the Mohegan Sun Arena for the three months ended December 31, 2005 compared to the same period in the prior year. Increases in hotel complimentaries due to the yield management strategy discussed above also contributed to the increase in promotional allowances.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Gaming	$181,392	$167,546	$13,846	8.3%
Food and beverage	12,740	11,359	1,381	12.2%
Hotel	3,903	3,931	(28)	-0.7%
Retail, entertainment and other	11,783	7,692	4,091	53.2%
Advertising, general and administrative	50,354	44,713	5,641	12.6%
Corporate expenses	2,179	2,396	(217)	-9.1%
Pre-opening costs and expenses	1,099	—	1,099	—
Depreciation and amortization	21,486	21,256	230	1.1%

Total	$284,936	$258,893	$26,043	10.1%

Gaming costs and expenses increased for the three months ended December 31, 2005 compared to the same period in the prior year primarily as a result of increased costs related to a higher amount of complimentaries provided to casino patrons, an increase in direct labor, slot win contribution to the State of Connecticut and other operating costs commensurate with higher gaming revenues and the addition of $4.9 million in gaming expenses associated with harness racing and OTW operations at the Pocono Downs properties acquired in January 2005. Slot win contribution payments to the State of Connecticut totaled $54.0 million and $52.1 million for the three months ended December 31, 2005 and 2004, respectively. Despite the increases mentioned above, efficiencies achieved in Mohegan Sun gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 58.1% for the three months ended December 31, 2004 to 57.5% for the three months ended December 31, 2005.

Food and beverage costs and expenses increased for the three months ended December 31, 2005 compared to the same period in the prior year due partially to the addition of $568,000 in expenses associated with the operation of the food and beverage outlets at the Pocono Downs properties. Food and beverage expenses at Mohegan Sun increased as a result of higher direct labor and other operating costs commensurate with the growth in food and beverage revenues, offset by a higher amount of food and beverage costs allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses decreased slightly for the three months ended December 31, 2005 compared to the same period in the prior year primarily as a result of increased hotel complimentaries for the three months ended December 31, 2005 resulting in higher hotel costs and expenses allocated to gaming costs and expenses as compared to the same period in the prior year, offset partially by higher labor and other operating costs related to the increase in occupied rooms.

Retail, entertainment and other costs and expenses increased for the three months ended December 31, 2005 compared to the same period in the prior year primarily due to a substantial increase in entertainment expenses due to the increase in number of arena events for the three months ended December 31, 2005 and a change in the mix of arena events to include more star headliner performances.

Advertising, general and administrative costs and expenses increased for the three months ended December 31, 2005 compared to the same period in the prior year primarily as a result of increased labor, utilities and other costs necessary to support Mohegan Sun operations and the addition of $2.2 million in advertising, general and administrative costs and expenses associated with the operation of our Pocono Downs properties.

Corporate expenses decreased for the three months ended December 31, 2005 compared to the same period in the prior year primarily as a result of a decrease in expenses incurred for professional services related to compliance with the Sarbanes-Oxley Act of 2002.

Pre-opening costs and expenses of $1.1 million for the three months ended December 31, 2005 were comprised of personnel, consulting and other costs associated with the development plans for Mohegan Sun at Pocono Downs, as described in “—Overview—Mohegan Sun at Pocono Downs”. There were no pre-opening costs and expenses for the three months ended December 31, 2004.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Accretion of discount to the relinquishment liability (1)	$(7,677)	$(6,867)	$(810)	11.8%
Interest income	326	103	223	216.5%
Interest expense, net of capitalized interest	(22,820)	(19,170)	(3,650)	19.0%
Other income (expense), net	64	(374)	438	-117.1%

Total	$(30,107)	$(26,308)	$(3,799)	14.4%

(1)	Our accretion of the discount to the relinquishment liability reflects the impact of the time value of money, discounted to present value.

Interest expense, net of capitalized interest, increased for the three months ended December 31, 2005 compared to the same period in the prior year primarily as the result of an increase in weighted average outstanding debt. Weighted average outstanding debt increased to $1.25 billion for the three months ended December 31, 2005 from $1.05 billion for the three months ended December 31, 2004 due to the acquisition of Pocono Downs for approximately $280.0 million in January 2005. The weighted average interest rate was 7.4% and 7.3% for the three months ended December 31, 2005 and 2004, respectively.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and ending in November. Accordingly, the results of operations for the quarter ended December 31, 2005 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
			Dollar Variance	Percentage Variance
	2005	2004	05 vs. 04	05 vs. 04
Net cash provided by operating activities	$65,125	$67,425	$(2,300)	-3.4%
Net cash used in investing activities	(20,894)	(22,408)	1,514	-6.7%
Net cash used in financing activities	(23,542)	(22,991)	(551)	2.4%

Net increase in cash and cash equivalents	$20,689	$22,026	$(1,337)	-6.1%

As of December 31, 2005 and September 30, 2005, we held cash and cash equivalents of $93.1 million and $72.4 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the three months ended December 31, 2005 is attributable primarily to higher working capital working requirements partially offset by the increase in operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time;

•	a change in Connecticut state laws regarding smoking in casinos; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the three months ended December 31, 2005 is attributable primarily to an increase in distributions to the Tribe and principal payments on the relinquishment liability, offset by a decrease in net debt payments and a decrease in capitalized debt issuance costs. The decrease in cash used in investing activities for the three months ended December 31, 2005 is attributable primarily to the $14.0 million payment at the execution of the Pocono Downs purchase agreement in October 2004 offset by a $13.1 million increase in capital expenditures for the three months ended December 31, 2005.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2005, we had $14.0 million outstanding in 8 1/8% senior notes due January 1, 2006, or the 1999 senior notes; $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

On January 3, 2006, the outstanding 1999 senior notes were repaid at maturity.

Bank Credit Facility. We have a $450.0 million revolving bank credit facility from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. The maximum aggregate principal amount available for borrowing includes amounts under letters of credit. As of December 31, 2005, the amount under letters of credit totaled $50.3 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full on the maturity date of March 31, 2008. We have $399.7 million available for borrowing under the bank credit facility as of December 31, 2005 (without taking into account covenants under the line of credit discussed below).

In December 2005, we received the requisite consent of our lenders to Amendment No. 4 to the Bank Credit Facility, which provided for an increase in the maximum amount available under letters of credit to $60.0 million. Amendment No. 4 permitted us to establish the $50.0 million letter of credit necessary for the Pennsylvania slot machine licensing process (refer to “Letters of Credit” below).

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

As of December 31, 2005, both we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate, or LIBOR, plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our total leverage ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances will be payable quarterly in arrears. As of December 31, 2005, we had no amounts outstanding in base rate loans and no amounts outstanding in LIBOR rate loans. The applicable spread for commitment fees was 0.50% as of December 31, 2005.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit expires in March 2006. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of December 31, 2005, we were in compliance with all covenant requirements in the line of credit. As of December 31, 2005, we had no amounts drawn on the line of credit, and therefore had $25.0 million available for borrowing.

Letters of Credit. We maintain three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities for the Pocono Downs entities that may arise and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007 and December 26, 2006, respectively. As of December 31, 2005, no amounts were drawn on the letters of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $25.2 million for the three months ended December 31, 2005, compared to $7.4 million for the three months ended December 31, 2004. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures at Mohegan Sun totaled $14.6 million and $7.4 million for the three months ended December 31, 2005 and 2004, respectively. For the three months ended December 31, 2005, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth, new slot machines and for other general maintenance of the Mohegan Sun facility. For the three months ended December 31, 2004, these expenditures were for general maintenance of the Mohegan Sun facility.

•	Capital expenditures at Pocono Downs totaled $10.6 million for the three months ended December 31, 2005 and were comprised primarily of expenditures for planned improvements to the existing clubhouse and grandstand, including $146,000 in capitalized interest.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $51.0 million for the 2006 fiscal year, comprised primarily of anticipated maintenance capital expenditures, customer relationship management software and related hardware, slot machine replacements and information systems enhancements and upgrades.

We anticipate capital expenditures for the Pocono Downs racetrack site to be approximately $94.0 million for the 2006 fiscal year, comprised primarily of design fees and construction costs for the planned slot machine facility and the improvements to the existing clubhouse and grandstand, in addition to the $50.0 million slot machine license fee payable to the Commonwealth of Pennsylvania upon receipt of a conditional or permanent Category One Slot Machine License. We anticipate that we will spend between approximately $140.0 million and $160.0 million in total on the construction, furnishing and equipping of the new slot machine facility and $47.0 million in total improvements and additions to the existing clubhouse and grandstand.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility and additional borrowings, as necessary.

Interest Expense

For the three months ended December 31, 2005 and 2004, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2005	2004
Bank credit facility	$610	$3,129
1999 8 1/8% senior notes	284	284
2005 6 1/8% senior notes	3,871	—
1999 8 3/4% senior subordinated notes	—	—
2001 8 3/8 % senior subordinated notes	342	342
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/8% senior subordinated notes	5,260	5,260
2004 7 1/8% senior subordinate notes	3,963	4,008
2005 6 7/8% senior subordinate notes	2,607	—
WNBA note	86	62
Line of credit	106	82
Amortization of net deferred gain on sale of derivative instruments	102	219
Amortization of debt issuance costs	735	784
Capitalized interest	(146)	—

Total interest expense, net of capitalized interest	$22,820	$19,170

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $72.5 million and $75.0 million for fiscal year 2006 and 2007, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee, improvements to the existing facility and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility and additional borrowings, as necessary. As of December 31, 2005, we had $399.7 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,243,865	$17,520	$2,000	$332,000	$892,345
Interest payments on long-term debt (3)	581,360	75,013	168,696	147,406	190,245
Cowlitz Project obligations (4)	13,065	13,065	—	—	—
Pocono Downs obligations (5)	627	627	—	—	—

Total	$1,838,917	$106,225	$170,696	$479,406	$1,082,590

(1)	Amounts represent obligations expected to be incurred from January 1, 2006 to September 30, 2006.

(2)	Long-term debt includes maturities scheduled as of December 31, 2005 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of December 31, 2005, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Cowlitz Project obligations include land purchase option payments of $10.7 million and related extension payments of $2.4 million to be paid in the 2006 fiscal year. Refer to Note 15 to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(5)	Pocono Downs obligations include a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.6 million, for which the former owner, Penn National Gaming, Inc., is liable for the first $1.0 million of the total cost. These costs are expected to be incurred in the 2006 fiscal year. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of December 31, 2005 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses incurred by Salishan-Mohegan for the development of a casino in Clark County, Washington to be owned by the Cowlitz Indian Tribe. Due to the inherent uncertainty in the development of this casino project, the reserve for these receivables is based on our estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casino could affect the collectibility of the receivables.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of our assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the condensed consolidated statement of income.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of December 31, 2005, we had no amounts drawn under the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of December 31, 2005.

The following table provides information as of December 31, 2005 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of December 31, 2005.

Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$16,520	$—	$—	$330,000	$—	$891,345	$1,237,865	$1,263,890
Average interest rate	8.3%	—	—	6.4%	—	7.1%	6.9%
Variable Rate	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,000	$6,000
Average interest rate	5.0%	6.4%	6.3%	6.4%	6.4%	6.4%	6.1%

Item 4.	Controls and Procedures

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In connection with our acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, L.P., we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years. Due to the early stage of this litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, is scheduled for trial in March 2006. While we believe the sellers of the Pocono Downs entities have agreed to indemnify us for any additional taxes that might be assessed for periods prior to our acquisition of the Pocono Downs entities in January 2005 (subject to a deductible), we would be responsible for any increase in the assessment for subsequent periods. In addition, we cannot provide any assurance that the sellers will not seek to deny our claim for indemnification, or as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, L.P., and if we were to become involved in litigation with the sellers over their indemnification obligations, our financial position, results of operations and cash flows could be adversely affected.

We are a defendant in other litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 14, 2006	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum
Chairman and Member, Management Board

Date: February 14, 2006	By:	/s/ WILLIAM J. VELARDO
William J. Velardo
Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 14, 2006	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska
Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated March 3, 1999, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank, as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.3 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 8, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, relating to the 8 1/8% Senior Notes Due 2006 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.4 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 1/8% Senior Note Due 2006 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.3 to the 1999 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.9	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.10	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.11	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.12	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.13	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).