Form 10-Q
period 2006-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2006-05-11
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

Item 1.	Financial Statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$81,462	$72,425
Receivables, net	18,721	15,528
Inventories	15,568	15,926
Other current assets	18,929	12,193

Total current assets	134,680	116,072

Non-current assets:
Property and equipment, net	1,342,489	1,322,691
Goodwill	39,459	39,459
Other intangible assets, net	340,046	340,567
Other assets, net	34,930	38,079

Total assets	$1,891,604	$1,856,868

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$19,549	$17,532
Current portion of relinquishment liability	90,188	90,410
Trade payables	18,037	22,840
Accrued interest payable	22,884	23,067
Other current liabilities	124,575	116,569

Total current liabilities	275,233	270,418

Non-current liabilities:
Long-term debt, net of current portion	1,241,576	1,226,348
Relinquishment liability, net of current portion	439,559	462,078
Other long-term liabilities	510	336

Total liabilities	1,956,878	1,959,180
Minority interest	2,504	2,560

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(67,778)	(104,872)

Total capital	(67,778)	(104,872)

Total liabilities and capital	$1,891,604	$1,856,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005
Revenues:
Gaming	$303,938	$284,395	$619,434	$572,592
Food and beverage	22,676	20,733	47,166	43,162
Hotel	11,634	11,548	24,242	23,485
Retail, entertainment and other	25,209	23,302	59,447	49,998

Gross revenues	363,457	339,978	750,289	689,237
Less—Promotional allowances	(27,292)	(27,238)	(60,807)	(57,164)

Net revenues	336,165	312,740	689,482	632,073

Operating costs and expenses:
Gaming	171,979	160,781	353,371	328,327
Food and beverage	12,613	10,489	25,353	21,848
Hotel	3,999	3,600	7,902	7,531
Retail, entertainment and other	8,712	6,730	20,495	14,422
Advertising, general and administrative	47,977	47,777	98,331	92,491
Corporate expenses	3,887	3,068	6,066	5,463
Pre-opening costs and expenses	949	—	2,048	—
Depreciation and amortization	21,867	22,314	43,353	43,570

Total operating costs and expenses	271,983	254,759	556,919	513,652

Income from operations	64,182	57,981	132,563	118,421

Other income (expense) :
Accretion of discount to the relinquishment liability	(7,676)	(6,866)	(15,353)	(13,733)
Interest income	488	124	814	227
Interest expense, net of capitalized interest	(22,822)	(22,282)	(45,642)	(41,452)
Loss on early extinguishment of debt	—	(280)	—	(280)
Other income (expense), net	(56)	(441)	8	(815)

Total other expense	(30,066)	(29,745)	(60,173)	(56,053)

Income before minority interest	34,116	28,236	72,390	62,368
Minority interest	726	94	746	195

Net income	$34,842	$28,330	$73,136	$62,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, December 31, 2005	$(84,409)
Net income	34,842
Distributions to Tribe	(18,211)

Balance, March 31, 2006	$(67,778)

Balance, September 30, 2005	$(104,872)
Net income	73,136
Distributions to Tribe	(36,042)

Balance, March 31, 2006	$(67,778)

Total Capital
Balance, December 31, 2004	$(43,240)
Net income	28,330
Distributions to Tribe	(16,921)

Balance, March 31, 2005	$(31,831)

Balance, September 30, 2004	$(61,039)
Net income	62,563
Distributions to Tribe	(33,355)

Balance, March 31, 2005	$(31,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005
Cash flows provided by (used in) operating activities:
Net income	$73,136	$62,563
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	43,353	43,570
Accretion of discount to the relinquishment liability	15,353	13,733
Loss on early extinguishment of debt	—	280
Cash paid for accretion of discount to the relinquishment liability	(14,543)	(14,352)
Net (gain) loss on disposition of assets	(8)	819
Provision for losses on receivables	2,267	1,075
Amortization of debt issuance costs	1,475	1,603
Amortization of net deferred gain on settlement of derivative instruments	216	437
Minority interest	(746)	(195)
Changes in operating assets and liabilities, net of effect of Pocono Downs acquisition:
Increase in receivables	(3,377)	(1,482)
Decrease (increase) in inventories	358	(99)
Increase in other assets	(7,576)	(3,329)
Decrease in trade payables	(4,803)	(3,483)
Increase in other liabilities	2,573	12,388

Net cash flows provided by operating activities	107,678	113,528

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $5,095 and $315, respectively	(55,477)	(20,976)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)
Proceeds from asset sales	102	151
Issuance of third party loans and advances	(1,730)	(4,034)
Payments received on third-party loans	338	246

Net cash flows used in investing activities	(56,767)	(304,727)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	131,000	530,000
Bank Credit Facility repayments—revolving loan	(115,000)	(582,000)
Bank Credit Facility borrowings—term loan	—	58,333
Bank Credit Facility repayments—term loan	—	(150,000)
Line of credit borrowings	246,150	230,157
Line of credit repayments	(230,151)	(217,268)
Proceeds from the issuance of long-term debt	—	400,000
Payments on long-term debt	(14,970)	(2,000)
Minority interest contributions	690	229
Principal portion of relinquishment liability payments	(23,551)	(21,403)
Distributions to Tribe	(36,042)	(33,355)
Capitalized debt issuance costs	—	(7,403)

Net cash flows (used in) provided by financing activities	(41,874)	205,290

Net increase in cash and cash equivalents	9,037	14,091
Cash and cash equivalents at beginning of period	72,425	60,794

Cash and cash equivalents at end of period	$81,462	$74,885

Supplemental disclosures:
Cash paid during the period for interest	$45,009	$36,697
Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$—	$285,915
Cash paid	—	280,989

Fair value of liabilities assumed	$—	$4,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. On January 25, 2005, the Authority purchased Pocono Downs, a harness racing facility now known as Mohegan Sun at Pocono Downs, and five off-track wagering (“OTW”) facilities located in Pennsylvania. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), and Mohegan Commercial Ventures PA, LLC (“MCV-PA”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. The Pocono Downs entities own and operate Mohegan Sun at Pocono Downs and the OTW facilities in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Bank Credit Facility	$16,000	$—
1999 8 1/8% Senior Notes	—	13,970
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	5,000	6,000
Line of Credit	16,000	—
Mortgage—Salishan-Mohegan	2,550	2,550

Subtotal	$1,260,895	$1,243,865
Net deferred gain on derivative instruments sold	230	15

Total debt	$1,261,125	$1,243,880

Bank Credit Facility

As of March 31, 2006, the Authority has a loan agreement for up to $450.0 million (the “Bank Credit Facility”) from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

as administrative agent. The Bank Credit Facility provides for a revolving loan and letter of credit capacity of up to $450.0 million, and matures on March 31, 2008. As of March 31, 2006, the amount under letters of credit totaled $50.3 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority had $383.7 million available for borrowing under the Bank Credit Facility as of March 31, 2006 (without taking into account covenants under the Line of Credit described below).

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

As of March 31, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread discussed below. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2006, the Authority had $6.0 million in base rate loans and $10.0 million in LIBOR rate loans outstanding. The base rate loans outstanding at March 31, 2006 were based on Bank of America’s prime rate of 7.75% plus an applicable spread of 1.25%. The LIBOR rate loans

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

outstanding at March 31, 2006 were based on a one-month LIBOR rate of 4.75% plus an applicable spread of 2.50%. The applicable spread for commitment fees was 0.50% as of March 31, 2006. Accrued interest, including commitment fees, on the Bank Credit Facility was $495,000 and $595,000 as of March 31, 2006 and September 30, 2005, respectively.

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. The remaining 1999 Senior Notes matured on January 1, 2006. On January 3, 2006, the outstanding principal amount of $14.0 million of the 1999 Senior Notes and accrued interest of $568,000 were paid. As of September 30, 2005, accrued interest on the 1999 Senior Notes was $284,000.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2006 and September 30, 2005, accrued interest on the 2005 Senior Notes was $1.9 million.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes is July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2001 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of March 31, 2006. Accrued interest on the 2001 Senior Subordinated Notes was $342,000 as of March 31, 2006 and September 30, 2005.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Authority’s prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2006 and September 30, 2005, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

subsidiaries and its non-guarantor subsidiaries. As of March 31, 2006 and September 30, 2005, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2006 and September 30, 2005, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of March 31, 2006 and September 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of March 31, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature no later than January 2013. As of March 31, 2006 and September 30, 2005, accrued interest on the WNBA Note was $54,000 and $191,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of March 31, 2006, the Authority was in compliance with all covenant requirements in the Line of Credit. As of March 31, 2006, the Authority had $9.0 million available for borrowing under the Line of Credit. As of March 31, 2006 and September 30, 2005, accrued interest on the Line of Credit was $30,000 and $10,000, respectively.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date. In March 2006, Salishan-Mohegan received an extension on the maturity date from March 28, 2006 to March 28, 2007. Accrued interest on the mortgage payable was $40,000 and $20,000 as of March 31, 2006 and September 30, 2005, respectively. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as prescribed in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of March 31, 2006.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months and six months ended March 31, 2006, the Authority recorded amortization of $114,000 and $216,000, respectively, to interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

Letters of Credit

The Authority maintains three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Mohegan Sun at Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007 and December 26, 2006, respectively, subject to renewals. As of March 31, 2006, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended March 31, 2006 and 2005, the Authority incurred $5.0 million and $4.3 million, respectively, and for the six months ended March 31, 2006 and 2005, the Authority incurred $10.0 million and $8.6 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $130,000 relating to these land lease agreements for each of the three months and six months ended March 31, 2006 and 2005, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended March 31, 2006 and 2005, the Authority incurred costs of $5.3 million and $4.5 million, respectively, for such utilities. During the six months ended March 31, 2006 and 2005, the Authority incurred costs of $10.3 million and $8.5 million, respectively, for such utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. The Authority recorded $636,000 and $2.2 million of capital expenditures associated with the Tribe’s Development Department for the three months ended March 31, 2006 and 2005, respectively. The Authority recorded $1.2 million and $3.2 million of capital expenditures associated with the Tribe’s Development Department for the six months ended March 31, 2006 and 2005, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

The Authority reflected expenses associated with the Slot Win Contribution totaling $54.2 million and $50.2 million for the three months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006 and 2005, the expenses associated with the Slot Win Contribution totaled $108.2 million and $102.3 million, respectively. As of March 31, 2006 and September 30, 2005, outstanding Slot Win Contribution payments to the State of Connecticut totaled $19.3 million and $18.7 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.1 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006 and 2005, these payments totaled $8.1 million and $7.8 million, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make is approximately $4.6 million.

Pocono Downs Purchase Agreement

In October 2004, the Authority entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc., pursuant to which the Authority acquired the Pocono Downs entities, for a purchase price of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

approximately $280.0 million. The purchase agreement provides the Authority with post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Subject to certain conditions contained in the purchase agreement, by July 1, 2006, if either Downs Racing L.P.’s application for a Category One Slot Machine License has been denied or has not been issued by the Pennsylvania Gaming Control Board (“PGCB”) as a direct result of the conduct of the sellers (or certain of its related entities), or no conditional or permanent gaming licenses have been issued by the PGCB, the Authority has the right to require the sellers (or certain of its related entities) to repurchase the interests in the Pocono Downs entities. This right will expire upon the approval by the PGCB of Penn National Racecourse for a conditional or permanent Category One Slot Machine License, so long as it has not been sold to a third party unaffiliated with the Pocono Downs sellers.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has prepared and begun to implement a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans and as included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also have agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The total cost of remediation is estimated to be approximately $1.8 million at March 31, 2006.

Pennsylvania Property Tax Litigation

In connection with the Authority’s acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, was scheduled for trial in March 2006, but the plaintiff moved to amend its petition for appeal and no new trial date has yet been scheduled. While the Authority believes the sellers of the Pocono Downs entities have agreed to indemnify the Authority for any additional taxes that might be assessed for periods prior to its acquisition of the Pocono Downs entities in January 2005 (subject to a deductible), the Authority would be responsible for any increase in the assessment for subsequent periods. The sellers have denied liability under the indemnity clause of the purchase agreement. In addition, the Authority cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, L.P., and if the Authority were to become involved in litigation with the sellers over their indemnification obligations, the Authority’s financial position, results of operations and cash flows could be adversely affected.

Other Litigation

The Authority is a defendant in certain other litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 2005 Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies”, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2006, the carrying amount of the relinquishment liability was $529.7 million as compared to $552.5 million at September 30, 2005. The decrease in the relinquishment liability during the six months ended March 31, 2006 is due to $38.1 million in relinquishment payments, offset by $15.4 million for the accretion of discount to the relinquishment liability. Of the $38.1 million in relinquishment payments, $23.6 million represents payment of principal and $14.5 million represents payment of the accretion of discount to the relinquishment liability. During the six months ended March 31, 2005, the Authority paid $35.7 million in relinquishment payments, consisting of $21.4 million in principal amounts and $14.3 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At March 31, 2006 and September 30, 2005, relinquishment payments earned but unpaid were $17.8 million and $19.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

The Authority currently owns and operates the Mohegan Sun property in Connecticut and, after the acquisition of the Pocono Downs entities on January 25, 2005, operates the harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Net revenues:
Mohegan Sun	$328,669	$306,496	$674,359	$625,829
Pocono Downs	7,496	6,244	15,123	6,244

Total	336,165	312,740	689,482	632,073
Income (loss) from operations:
Mohegan Sun	70,024	60,867	142,554	123,702
Pocono Downs	(1,938)	182	(3,889)	182
Corporate	(3,904)	(3,068)	(6,102)	(5,463)

Total	64,182	57,981	132,563	118,421
Accretion of discount to the relinquishment liability	(7,676)	(6,866)	(15,353)	(13,733)
Interest income	488	124	814	227
Interest expense, net of capitalized interest	(22,822)	(22,282)	(45,642)	(41,452)
Loss on early extinguishment of debt	—	(280)	—	(280)
Other income (expense), net	(56)	(441)	8	(815)

Income before minority interest	34,116	28,236	72,390	62,368
Minority interest	726	94	746	195

Net income	$34,842	$28,330	$73,136	$62,563

	For the Six Months Ended March 31,
	2006	2005
Capital expenditures:
Mohegan Sun	$27,207	$20,384
Pocono Downs	25,898	907
Corporate	7,467	—

Total	$60,572	$21,291

	March 31, 2006	September 30, 2005
Total assets:
Mohegan Sun	$1,531,724	$1,525,300
Pocono Downs (including goodwill of $39,459)	313,895	289,734
Corporate	45,985	41,834

	$1,891,604	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

The Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by MBC, MCV-PA and the Pocono Downs entities. Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiaries as of March 31, 2006 and September 30, 2005 and for the three months and six months ended March 31, 2006 and 2005 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,269,536	$59,538	$13,415	$—	$1,342,489
Intercompany receivables	354,367	—	—	(354,367)	—
Other intangible assets, net	119,828	220,218	—	—	340,046
Other assets, net	157,926	40,875	10,268	—	209,069

Total assets	$1,901,657	$320,631	$23,683	$(354,367)	$1,891,604

LIABILITIES AND CAPITAL
Total current liabilities	$260,066	$9,329	$5,838	$—	$275,233
Long-term debt, net of current portion	1,237,576	4,000	—	—	1,241,576
Relinquishment liability, net of current portion	439,559	—	—	—	439,559
Intercompany payables	—	336,768	17,599	(354,367)	—
Other long-term liabilities	279	—	231	—	510
Investment in subsidiaries	31,639	—	—	(31,639)	—

Total liabilities	1,969,119	350,097	23,668	(386,006)	1,956,878
Minority interest in subsidiary	—	—	2,504	—	2,504
Total capital	(67,462)	(29,466)	(2,489)	31,639	(67,778)

Total liabilities and capital	$1,901,657	$320,631	$23,683	$(354,367)	$1,891,604

	As of September 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,283,885	$34,956	$3,850	$—	$1,322,691
Intercompany receivables	306,993	—	—	(306,993)	—
Other intangible assets, net	119,826	220,741	—		340,567
Other assets, net	140,629	41,616	11,365	—	193,610

Total assets	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

LIABILITIES AND CAPITAL
Total current liabilities	$257,199	$7,710	$5,509	$—	$270,418
Long-term debt, net of current portion	1,221,348	5,000	—	—	1,226,348
Relinquishment liability, net of current portion	462,078	—	—	—	462,078
Intercompany payables	—	298,570	8,423	(306,993)	—
Other long-term liabilities	336	—	—	—	336
Investment in subsidiaries	14,928	—	—	(14,928)	—

Total liabilities	1,955,889	311,280	13,932	(321,921)	1,959,180
Minority interest in subsidiary	—	—	2,560	—	2,560
Total capital	(104,556)	(13,967)	(1,277)	14,928	(104,872)

Total liabilities and capital	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$328,671	$7,498	$—	$(4)	$336,165
Operating costs and expenses:
Gaming & other operations	191,530	5,777	—	(4)	197,303
Advertising, general and administrative	47,152	2,849	1,863	—	51,864
Pre-opening costs and expenses	—	949	—	—	949
Depreciation and amortization	21,056	811	—	—	21,867

Total operating costs and expenses	259,738	10,386	1,863	(4)	271,983

Income (loss) from operations	68,933	(2,888)	(1,863)	—	64,182
Accretion of discount to the relinquishment liability	(7,676)	—	—	—	(7,676)
Interest expense, net of capitalized interest	(16,615)	(5,828)	(379)	—	(22,822)
Loss on interests in subsidiaries	(9,758)	—	—	9,758	—
Other income (expense), net	(42)	1	473	—	432

Income (loss) before minority interest	34,842	(8,715)	(1,769)	9,758	34,116
Minority interest	—	—	726	—	726

Net income (loss)	$34,842	$(8,715)	$(1,043)	$9,758	$34,842

	For the Three Months Ended March 31, 2005
	Authority	Guarantor Subsidiaries(1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$306,495	$6,245	$—	$—	$312,740
Operating costs and expenses:
Gaming & other operations	177,401	4,199	—	—	181,600
Advertising, general and administrative	48,369	2,104	372	—	50,845
Depreciation and amortization	21,568	746	—	—	22,314

Total operating costs and expenses	247,338	7,049	372	—	254,759

Income (loss) from operations	59,157	(804)	(372)	—	57,981
Accretion of discount to the relinquishment liability	(6,866)	—	—	—	(6,866)
Interest expense	(18,525)	(3,757)	—	—	(22,282)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(4,711)	—	—	4,711	—
Other income (expense), net	(445)	1	127	—	(317)

Income (loss) before minority interest	28,330	(4,560)	(245)	4,711	28,236
Minority interest	—	—	94	—	94

Net income (loss)	$28,330	$(4,560)	$(151)	$4,711	$28,330

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Six Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$674,363	$15,131	$—	$(12)	$689,482
Operating costs and expenses:
Gaming & other operations	395,313	11,820	—	(12)	407,121
Advertising, general and administrative	96,795	5,436	2,166	—	104,397
Pre-opening costs and expenses	—	2,048	—	—	2,048
Depreciation and amortization	41,510	1,843	—	—	43,353

Total operating costs and expenses	533,618	21,147	2,166	(12)	556,919

Income (loss) from operations	140,745	(6,016)	(2,166)	—	132,563
Accretion of discount to the relinquishment liability	(15,353)	—	—	—	(15,353)
Interest expense, net of capitalized interest	(33,599)	(11,475)	(568)	—	(45,642)
Loss on interests in subsidiaries	(18,700)	—	—	18,700	—
Other income, net	43	3	776	—	822

Income (loss) before minority interest	73,136	(17,488)	(1,958)	18,700	72,390
Minority interest	—	—	746	—	746

Net income (loss)	$73,136	$(17,488)	$(1,212)	$18,700	$73,136

	For the Six Months Ended March 31, 2005
	Authority	Guarantor Subsidiaries(1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$625,544	$6,628	$—	$(99)	$632,073
Operating costs and expenses:
Gaming & other operations	368,028	4,199	—	(99)	372,128
Advertising, general and administrative	94,240	2,979	735	—	97,954
Depreciation and amortization	42,635	935	—	—	43,570

Total operating costs and expenses	504,903	8,113	735	(99)	513,652

Income (loss) from operations	120,641	(1,485)	(735)	—	118,421
Accretion of discount to the relinquishment liability	(13,733)	—	—	—	(13,733)
Interest expense	(37,632)	(3,820)	—	—	(41,452)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(5,620)	—	—	5,620	—
Other income (expense), net	(813)	2	223	—	(588)

Income (loss) before minority interest	62,563	(5,303)	(512)	5,620	62,368
Minority interest	—	—	195	—	195

Net income (loss)	$62,563	$(5,303)	$(317)	$5,620	$62,563

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$109,188	$(1,510)	$—	$—	$107,678

Purchases of property and equipment	(26,701)	(21,321)	(7,455)	—	(55,477)
Other cash flows used in investing activities	(31,890)	—	(1,731)	32,331	(1,290)

Net cash flows used in investing activities	(58,591)	(21,321)	(9,186)	32,331	(56,767)

Bank Credit Facility borrowings—revolving loan	131,000	—	—	—	131,000
Bank Credit Facility repayments—revolving loan	(115,000)	—	—	—	(115,000)
Line of credit borrowings	246,150	—	—	—	246,150
Line of credit repayments	(230,151)	—	—	—	(230,151)
Principal portion of relinquishment liability payments	(23,551)				(23,551)
Distributions to Tribe	(36,042)				(36,042)
Other cash flows provided by (used in) financing activities	(13,970)	22,835	9,186	(32,331)	(14,280)

Net cash flows provided by (used in) financing activities	(41,564)	22,835	9,186	(32,331)	(41,874)

Net increase in cash and cash equivalents	9,033	4	—	—	9,037
Cash and cash equivalents at beginning of period	71,504	921	—	—	72,425

Cash and cash equivalents at end of period	$80,537	$925	$—	$—	$81,462

	For the Six Months Ended March 31, 2005
	Authority	Guarantor Subsidiaries(1)	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$111,977	$1,551	$—	$—	$113,528

Purchases of property and equipment	(20,008)	(968)	—	—	(20,976)
Acquisition of Pocono Downs	—	(280,114)	—	—	(280,114)
Other cash flows used in investing activities	(287,152)	—	(2,434)	285,949	(3,637)

Net cash flows used in investing activities	(307,160)	(281,082)	(2,434)	285,949	(304,727)

Bank Credit Facility borrowings—revolving loan	530,000	—	—	—	530,000
Bank Credit Facility repayments—revolving loan	(582,000)	—	—	—	(582,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	230,157	—	—	—	230,157
Line of credit repayments	(217,268)	—	—	—	(217,268)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Principal portion of relinquishment liability payments	(21,403)				(21,403)
Distributions to Tribe	(33,355)				(33,355)
Other cash flows provided by (used in) financing activities	(6,032)	280,326	2,481	(285,949)	(9,174)

Net cash flows provided by financing activities	208,432	280,326	2,481	(285,949)	205,290

Net increase in cash and cash equivalents	13,249	795	47	—	14,091
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$73,655	$1,183	$47	$—	$74,885

(1)	Period from date of inception (January 25, 2005) to March 31, 2005 for Pocono Downs entities and MCV-PA

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUBSEQUENT EVENTS:

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property in Clark County, Washington to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. On April 28, 2006, in accordance with the option agreements, Salishan – Mohegan closed on the last of these options and purchased the final parcel for approximately $3.2 million, excluding closing costs and net of total deposits paid in prior periods of $1.6 million. The option agreements also required a cumulative payment of $2.4 million for fees related to extending the options to purchase all three parcels, which was due at the closing of the last parcel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2006, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2006 and 2005 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Authority’s management.

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

April 24, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Pocono Downs and the off-track wagering facilities (OTW facilities), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances. We can not assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the nonexclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a harness racing facility located in Plains Township, Pennsylvania, as well as five Pennsylvania OTW facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 195 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar that opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 105 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine (closed on January 30, 2006 and will be replaced with a themed restaurant operated by a third party scheduled to open in the summer of 2006) and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 30 different retail shops, six of which we own;

•	an approximately 1,200-room luxury hotel;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

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

Mohegan Sun at Pocono Downs

In January 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing, L.P. owns the harness racing facility now known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTW facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Mohegan Sun at Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the Commonwealth. Harness racing has been conducted at Mohegan Sun at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Harness racing activities are continuing at Mohegan Sun at Pocono Downs with 143 live racing days in 2006. The 2006 racing season commenced on April 1, 2006 and is scheduled to run through November 11, 2006. Year round simulcast pari–mutuel wagering activities are also conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state-of-the-art, pari–mutuel simulcast facility at Mohegan Sun at Pocono Downs was opened to the public on March 13, 2006.

In December 2005, Downs Racing, L.P. submitted applications for a conditional and permanent Category One Slot Machine License with the Pennsylvania Gaming Control Board, or PGCB. If issued, these licenses initially would permit Downs Racing, L.P. to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 12 months of the issuance of a slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Under certain circumstances, Downs Racing, L.P. may be permitted to install up to a total of 5,000 slot machines. Upon receipt of a conditional or permanent license, Downs Racing, L.P. will be required to pay a one-time $50.0 million licensing fee to the Commonwealth of Pennsylvania. As required by the PGCB, we delivered to the PGCB a letter of credit in the amount of $50.0 million as security for Downs Racing, L.P.’s future license fee payment.

Subject to certain conditions contained in our purchase agreement relating to the Pocono Downs entities, by July 1, 2006, if either our application for a Category One Slot Machine License has been denied or has not been issued by the PGCB as a direct result of the conduct of the sellers (or certain of its related entities), or no conditional or permanent gaming licenses have been issued by the PGCB, we have the right to require the sellers (or certain of its related entities) to repurchase the interests in the Pocono Downs entities. This right will expire upon the approval by the PGCB of Penn National Racecourse for a conditional or permanent Category One Slot Machine License, so long as it has not been sold to a third party unaffiliated with the Pocono Downs sellers.

In anticipation of receipt of a slot machine license, Downs Racing, L.P. is making significant improvements and additions at Mohegan Sun at Pocono Downs, including the new state-of-the-art simulcast facility, improvements to the grandstand for the installation of approximately 1,080 slot machines, a new 10,000 square foot food court and road and parking infrastructure enhancements. The cost of these improvements is estimated to be approximately $70.0 million. This estimate includes the procurement and related implementation costs associated with new business systems for the planned slot facility and other infrastructure related improvements expected to be incorporated into the future casino development at the site. Construction of these improvements is estimated to be completed by the summer of 2006.

We previously announced plans for the development of a new 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Mohegan Sun at Pocono Downs. The plans, scope and timing of such development continue to be refined through our rigorous planning process. Our current plans for such development provide for a combined total of approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a “Kid’s Quest” center, 20,000 square feet of retail space, additional parking and an enhanced employee service area. Construction of the new facility is expected to begin following the issuance of a Category One Slot Machine License by the PGCB, which is currently anticipated to occur in late summer or early fall 2006. The opening date of the new facility is projected to be approximately 14 months from the beginning of construction. The cost of construction of the new facility is estimated to be approximately $135.0 million.

We plan to seek an amendment to our existing bank credit facility to increase spending levels for Pocono Downs prior to the start of construction of the new facility.

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

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures – NW through Salishan-Mohegan pursuant to the operating agreement. As of April 2006, Salishan-Mohegan has purchased the land to be used as the site for the planned casino, which will be assigned to the Cowlitz Indian Tribe under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

The Schaghticoke Tribal Nation also filed an appeal in federal court on January 12, 2006 of the BIA’s October 2005 ruling denying federal recognition to the tribe. In the appeal, the tribe alleges that the ruling was altered because of heavily weighted political influence from elected officials, lobbyists and a citizens’ group and asks the court to reinstate the federal recognition or to turn the matter over to a magistrate judge to make a determination.

Both the Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively.

On April 25, 2006, the Mashantucket Pequot Tribe announced that it will partner with MGM Mirage to open a hotel and casino alongside Foxwoods, as part of the $700.0 million expansion announced in February 2005. The new hotel will be called MGM Grand and will be operated by Foxwoods employees. According to published reports, the facility is scheduled to open in the summer of 2008.

Rhode Island

In January 2006, a draft joint resolution seeking a November 2006 ballot initiative to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe was circulated. The Rhode Island Supreme Court has denied two earlier bids for a casino referendum in two advisory opinions, ruling that the current Constitution effectively bans any new gambling establishments unless they are state-operated.

On April 7, 2006, the town council of Johnston, Rhode Island agreed to a temporary, exclusive deal with Trump Entertainment Resorts to discuss the development of a potential casino in the town. The terms of the deal expire on June 30, 2006. Any casino project approved by the town would also be subject to a casino referendum approval by the Rhode Island Supreme Court.

New York

On December 21, 2005, Empire Resorts Inc. announced that the BIA has confirmed the validity of an April 2000 land into trust determination in favor of the St. Regis Mohawk Tribe for its Monticello Raceway project in the Catskills. On March 21, 2006, Empire Resorts Inc. announced that it had reached an agreement with the St. Regis Mohawk Tribe to develop a casino next to the Monticello Raceway. The planned casino project is still subject to a number of hurdles, including a final determination on the environmental assessment of the project by the BIA and approval by the Governor of New York.

In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe would be required to continue pursuing the federal recognition process before the BIA, which public reports indicate could take several years. The Shinnecock Tribe has announced intentions to develop a casino adjacent to its reservation in Long Island, New York.

Massachusetts

On March 31, 2006, the Mashpee Wampanoag Tribe received preliminary acknowledgement from the BIA as a federally recognized Indian tribe. The BIA ruled that the tribe met all seven criteria required for federal acknowledgement. A final decision is required by a court-supervised settlement agreement to be issued by March 31, 2007. Published reports indicate the tribe has pledged not to build a casino on its owned land in Cape Cod, but may attempt to acquire other land in Massachusetts for a casino. Development of a casino would be subject to several hurdles, including the negotiation of a gaming compact with the state and the United States Department of Interior accepting related land into trust on behalf of the tribe.

On April 5, 2006, the Massachusetts House of Representatives rejected legislation that would have allowed up to 2,000 slot machines at each of the state’s four racetracks.

Mohegan Sun at Pocono Downs

The following is an assessment of the recent competitive developments in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 21, 2005, Louis DeNaples applied for a license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono with an anticipated opening date of the initial phase of November 2007. According to the filing, the $300 million first phase will include a 200-room luxury resort hotel, an entertainment complex with 2,400 slot machines, four restaurants, two lounges with live entertainment, an 18-hole golf course, an indoor pool, a spa, retail shops and parking. The second phase would expand the slots parlor to 5,000 machines, add an additional 200 hotel rooms and add other conference, entertainment and parking facilities. Mount Pocono is approximately 40 miles from Pocono Downs.

On December 23, 2005, Matzel Development Corp. announced that it filed an application with the PGCB for one of two casino licenses in the Poconos, and that it has acquired the 3,000-acre Pocono Manor Inn & Golf Resort in Mount Pocono in hopes of opening a $3.0 billion residential, entertainment and gambling complex. The first phase of the project would cost $1.2 billion and include a 25 story hotel and casino with 750 rooms, 100,000 square feet of gaming space and up to 5,000 slots, a 300,000-square-foot retail village, a 100,000-square-foot village green, 60,000 square feet of meeting and convention space, a spa, two 18-hole golf courses, indoor and outdoor pools, a 1,800-seat theater and a 6,000-seat arena, a 12-acre lake with a beach and a retractable enclosure, a tennis center, a horse-riding center and shooting ranges. The second phase of the project would include another hotel, convention center, condominiums and single family homes. Pocono Manor is located approximately 40 miles from Pocono Downs.

In December 2005, Sands Bethworks Gaming, Boyd PA Partners and Tropicana PA, LLC applied for a Category Two Slot Machine License in Lehigh Valley, Pennsylvania. Lehigh Valley is approximately 70 miles from Pocono Downs.

On April 27, 2006, the PGCB held a public hearing on the slot machine license applications of Mount Airy Resort and Pocono Manor. On April 28, 2006, public hearings were held in Lehigh Valley on the slot machine license applications for Sands Bethworks Gaming, Boyd PA Partners and Tropicana PA, LLC.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTW facilities);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from the Mohegan Sun managed retail shops and the Mohegan Sun Arena.

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

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$328,669	$306,496	$22,173	7.2%	$674,359	$625,829	$48,530	7.8%
Pocono Downs (1)	7,496	6,244	1,252	20.1%	15,123	6,244	8,879	142.2%

Total	$336,165	$312,740	$23,425	7.5%	$689,482	$632,073	$57,409	9.1%
Income (loss) from operations:
Mohegan Sun	$70,024	$60,867	$9,157	15.0%	$142,554	$123,702	$18,852	15.2%
Pocono Downs (1)	(1,938)	182	(2,120)	-1,164.8%	(3,889)	182	(4,071)	-2,236.8%
Corporate expenses	(3,904)	(3,068)	(836)	27.2%	(6,102)	(5,463)	(639)	11.7%

Total	$64,182	$57,981	$6,201	10.7%	$132,563	$118,421	$14,142	11.9%
Net income	$34,842	$28,330	$6,512	23.0%	$73,136	$62,563	$10,573	16.9%

(1)	Acquired January 25, 2005

The important factors and trends that most contributed to our operating performance for the three months and six months ended March 31, 2006 and 2005 are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the three months and six months ended March 31, 2006;

•	a change in guest denomination preference in slots which resulted in higher slot hold percentage in the three months and six months ended March 31, 2006;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted patron visitation;

•	the optimization of hotel occupancy rates through extending offers to Player’s Club members which led to higher gaming and non-gaming revenues;

•	efficiencies achieved through the optimization of the Mohegan Sun labor force;

•	the continuation of a cost reduction program at Mohegan Sun which targets expenditures that grow at substantially faster rates than net revenues, such as certain promotional costs; and

•	execution of planned developments at Mohegan Sun at Pocono Downs, which negatively impacts income from operations due to pre-opening and other costs and expenses necessary to market and facilitate future operations.

Net revenues for the three months and six months ended March 31, 2006 increased primarily as a result of the continued growth in both gaming and non-gaming revenues at Mohegan Sun, and a full period of operations at Pocono Downs and the OTW facilities acquired in January 2005. The increase in net revenues for the six months ended March 31, 2006 was partially offset by an increase in promotional allowances discussed in “—Promotional Allowances” compared to the same period in the prior year.

Income from operations for the three months and six months ended March 31, 2006 increased as a result of the growth in net revenues, offset by increases in operating costs and expenses of 6.8% and 8.4%, respectively. Our operating margin, or income from operations as a percentage of net revenues, for the three months and six months ended March 31, 2006 increased to 19.1% and 19.2%, respectively, from 18.5% and 18.7%, respectively, for the same periods in the prior year. This increase was primarily due to greater employee productivity and the cost reduction programs at Mohegan Sun mentioned above, which enabled Mohegan Sun to have 21.3% and 21.1% operating margins for the three months and six months ended March 31, 2006, respectively, compared to 19.9% and 19.8% for the same periods in the prior year, respectively.

Net income for the three months ended March 31, 2006 compared to the same period in the prior year increased primarily due to the increase in income from operations at Mohegan Sun. Net income for the six months ended March 31, 2006 compared to the same period in the prior year increased primarily due to the increase in income from operations at Mohegan Sun, partially offset by an increase in interest expense, net of capitalized interest, as discussed in “— Other Income (Expense).”

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Gaming	$303,938	$284,395	$19,543	6.9%	$619,434	$572,592	$46,842	8.2%
Food and beverage	22,676	20,733	1,943	9.4%	47,166	43,162	4,004	9.3%
Hotel	11,634	11,548	86	0.7%	24,242	23,485	757	3.2%
Retail, entertainment and other	25,209	23,302	1,907	8.2%	59,447	49,998	9,449	18.9%

Total	$363,457	$339,978	$23,479	6.9%	$750,289	$689,237	$61,052	8.9%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Gaming	83.6%	83.6%	82.6%	83.1%
Food and beverage	6.2%	6.1%	6.3%	6.3%
Hotel	3.3%	3.4%	3.2%	3.4%
Retail, entertainment and other	6.9%	6.9%	7.9%	7.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Variance	Percentage Variance	2006	2005	Variance	Percentage Variance
Slot handle	$2,471	$2,334	$137	5.9%	$5,052	$4,898	$154	3.1%
Gross slot revenues	$217	$201	$16	8.0%	$433	$409	$24	5.9%
Net slot revenues	$210	$195	$15	7.7%	$420	$397	$23	5.8%
Weighted average number of slot machines (in units)	6,202	6,272	(70)	-1.1%	6,203	6,257	(54)	-0.9%
Gross slot hold percentage	8.8%	8.6%	0.2%	2.3%	8.6%	8.4%	0.2%	2.4%
Gross slot win per unit per day (in dollars)	$388	$357	$31	8.7%	$383	$360	$23	6.4%
Table games drop	$567	$506	$61	12.1%	$1,128	$1,020	$108	10.6%
Table games revenues	$85	$81	$4	4.9%	$180	$165	$15	9.1%
Weighted average number of table games (in units)	299	290	9	3.1%	300	290	10	3.4%
Table games hold percentage (1)	15.0%	16.0%	-1.0%	-6.3%	16.0%	16.2%	-0.2%	-1.2%
Table games revenue per unit per day (in dollars)	$3,151	$3,110	$41	1.3%	$3,296	$3,132	$164	5.2%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2006 compared to the same periods in the prior year increased due to continued growth in net slot revenues and table games revenues at Mohegan Sun and an increase in harness racing and off-track wagering revenues of $1.2 million and $8.0 million, respectively, as a result of a full period of operations at Pocono Downs and the OTW facilities acquired in January 2005. The increase in net slot revenues and table games revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market and a change in guest denomination preference in slots leading to a higher net slot hold percentage of 8.5% and 8.3% for the three months and six months ended March 31, 2006, respectively, compared to 8.4% and 8.1% for the three months and six months ended March 31, 2005, respectively. We exceeded the Connecticut slot revenue market growth rate for the three months and six months ended March 31, 2006 of 5.3% and 3.4%, respectively, with Mohegan Sun increasing its market share to 52.5% and 52.8% for the three months and six months ended March 31, 2006, respectively, from 51.2% and 51.6% for the same periods in the prior year, respectively. The State of Connecticut reported slot revenues of $413.1 million and $392.4 million for the three months ended March 31, 2006 and 2005, respectively, and $820.2 million and $793.5 million for the six months ended March 31, 2006 and 2005, respectively.

Food and beverage revenues for the three months and six months ended March 31, 2006 compared to the same periods in the prior year increased as a result of a 5.9% and 6.3% increase, respectively, in the number of meals served, or food covers, at Mohegan Sun, and as a result of a full period of operations from the Pocono Downs properties acquired in January 2005. The increase in food covers at Mohegan Sun was partially due to the opening of the 285-seat Uncas American Indian Grill in July 2005.

The following table presents data related to our hotel revenues:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Variance	Percentage Variance	2006	2005	Variance	Percentage Variance
Rooms occupied	95,715	95,929	(214)	-0.2%	194,331	190,106	4,225	2.2%
Average daily room rate (ADR)	$114	$114	$—	—	$118	$117	$1	0.9%
Occupancy rate	90.4%	90.6%	-0.2%	-0.2%	90.8%	88.8%	2.0%	2.3%
Revenue per available room (REVPAR)	$103	$103	$—	—	$107	$104	$3	2.9%

Hotel revenues for the three months ended March 31, 2006 compared to the same period in the prior year were stable. Hotel revenues for the six months ended March 31, 2006 compared to the same period in the prior year increased due to our yield management strategy evidenced by the increase in hotel occupancy, which is believed to contribute to growth in gaming, food and beverage and retail, entertainment and other revenues at Mohegan Sun.

Retail, entertainment and other revenues increased for the three months and six months ended March 31, 2006 compared to the same period in the prior year as a result of the increase in entertainment revenues at Mohegan Sun of $3.4 million, or 67.9%, for the three months ended March 31, 2006, and $11.1 million, or 89.8%, for the six months ended March 31, 2006, offset by a decrease in retail revenues due to a redirection of promotions offered to casino patrons. The increase in entertainment revenues for the three months and six months ended March 31, 2006 is primarily due to a 20.7% and 28.8% increase, respectively, in Mohegan Sun Arena ticket sales and a 43.8% and 54.4% increase, respectively, in average price per ticket at the Arena due to a change in the mix of Arena events to include more headliner performances.

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$10,331	$9,985	$346	3.5%	$21,474	$20,489	$985	4.8%
Hotel	4,050	3,955	95	2.4%	8,460	7,591	869	11.4%
Retail, entertainment and other	12,911	13,298	(387)	-2.9%	30,873	29,084	1,789	6.2%

Total	$27,292	$27,238	$54	0.2%	$60,807	$57,164	$3,643	6.4%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$11,658	$10,386	$1,272	12.2%	$22,814	$21,211	$1,603	7.6%
Hotel	2,124	1,923	201	10.5%	4,221	3,663	558	15.2%
Retail, entertainment and other	10,732	10,212	520	5.1%	24,713	21,936	2,777	12.7%

Total	$24,514	$22,521	$1,993	8.8%	$51,748	$46,810	$4,938	10.5%

Promotional allowances increased for the three months and six months ended March 31, 2006 compared to the same period in the prior year primarily due to the increase in redemption of entertainment complimentaries at Mohegan Sun resulting from higher attendance and retail prices of tickets due to a change in the mix of events at the Mohegan Sun Arena, as discussed above. Increases in hotel complimentaries due to the yield management strategy discussed above and the increase in the number of meals served, or food covers, at Mohegan Sun also contributed to the increase in promotional allowances. These increases were offset in the three months ended March 31, 2006 by a redirection in promotions offered to casino patrons primarily affecting the retail amenities.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Gaming	$171,979	$160,781	$11,198	7.0%	$353,371	$328,327	$25,044	7.6%
Food and beverage	12,613	10,489	2,124	20.2%	25,353	21,848	3,505	16.0%
Hotel	3,999	3,600	399	11.1%	7,902	7,531	371	4.9%
Retail, entertainment and other	8,712	6,730	1,982	29.5%	20,495	14,422	6,073	42.1%
Advertising, general and administrative	47,977	47,777	200	0.4%	98,331	92,491	5,840	6.3%
Corporate expenses	3,887	3,068	819	26.7%	6,066	5,463	603	11.0%
Pre-opening costs and expenses	949	—	949	—	2,048	—	2,048	—
Depreciation and amortization	21,867	22,314	(447)	-2.0%	43,353	43,570	(217)	-0.5%

Total	$271,983	$254,759	$17,224	6.8%	$556,919	$513,652	$43,267	8.4%

Gaming costs and expenses increased for the three months and six months ended March 31, 2006 compared to the same periods in the prior year primarily as a result of higher labor costs, slot win contribution to the State of Connecticut and other operating costs commensurate with higher gaming revenues, increased costs related to a higher amount of complimentaries and special promotions offered to casino patrons, and an increase in gaming expenses associated with a full period of harness racing and OTW operations at the Pocono Downs properties acquired in January 2005; partially offset by a decrease in outside retail redemption costs due to a redirection of promotions offered to casino patrons. Slot win contribution payments totaled $54.2 million and $108.2 million for the three months and six months ended March 31, 2006, respectively, and $50.2 million and $102.3 million for the three months and six months ended March 31, 2005, respectively.

Food and beverage costs and expenses increased for the three months and six months ended March 31, 2006 compared to the same periods in the prior year due to higher direct labor and other operating costs to support the increase in food and beverage revenues and the continuous improvements of our food and beverage services at Mohegan Sun, and as a result of a full period of operations of the food and beverage outlets at the Pocono Downs properties acquired in January 2005. These increases were partially offset by a higher amount of food and beverage costs allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses for the three months and six months ended March 31, 2006 compared to the same periods in the prior year increased as a result of increased labor and other operating costs, partially offset by increased hotel complimentaries, resulting in a higher amount of hotel costs and expenses being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses increased for the three months and six months ended March 31, 2006 compared to the same periods in the prior year primarily due to a substantial increase in entertainment expenses due to a change in the mix of Arena events to include more headliner performances, partially offset by a decrease in retail expenses due to a redirection in promotions offered to casino patrons. Entertainment complimentaries provided to patrons at Mohegan Sun were also higher, resulting in a higher amount of entertainment costs and expenses being recorded in gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the three months and six months ended March 31, 2006 compared to the same periods in the prior year primarily as a result of increased labor, utilities and other costs necessary to support Mohegan Sun operations and an increase in advertising, general and administrative costs and expenses associated with a full period of operations of our Pocono Downs properties acquired in January 2005, offset by a decrease in advertising costs related to a $2.0 million charge for production of a television advertising campaign released during the second quarter of fiscal 2005.

Corporate expenses increased for the three months and six months ended March 31, 2006 compared to the same periods in the prior year primarily as a result of our reserves on the future collection of reimbursable development costs and expenses pertaining to the Cowlitz Project (refer to “—Critical Accounting Policies and Estimates—Allowance for Doubtful Accounts”), partially offset by a decrease in professional costs related to compliance with the Sarbanes-Oxley Act of 2002.

Pre-opening costs and expenses for the three months and six months ended March 31, 2006 were comprised of personnel, consulting and other costs associated with the development plans for Mohegan Sun at Pocono Downs, as described in “—Overview—Mohegan Sun at Pocono Downs”. There were no pre-opening costs and expenses for the three months and six months ended March 31, 2005.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(7,676)	$(6,866)	$(810)	11.8%	$(15,353)	$(13,733)	$(1,620)	11.8%
Interest income	488	124	364	293.5%	814	227	587	258.6%
Interest expense, net of capitalized interest	(22,822)	(22,282)	(540)	2.4%	(45,642)	(41,452)	(4,190)	10.1%
Loss on early extinguishment of debt	—	(280)	280	-100.0%	—	(280)	280	-100.0%
Other income (expense), net	(56)	(441)	385	-87.3%	8	(815)	823	-101.0%

Total	$(30,066)	$(29,745)	$(321)	1.1%	$(60,173)	$(56,053)	$(4,120)	7.4%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

Interest expense, net of capitalized interest, increased for the three months and six months ended March 31, 2006 compared to the same period in the prior year primarily as the result of an increase in weighted average outstanding debt and weighted average interest rate. Weighted average outstanding debt was $1.25 billion and $1.23 billion for the three months ended March 31, 2006 and 2005, respectively, and $1.25 billion and $1.14 billion for the six months ended March 31, 2006 and 2005, respectively. The weighted average interest rate for the three months ended March 31, 2006 was 7.4% compared to 7.2% for the three months ended March 31, 2005. The weighted average interest rate for the six months ended March 31, 2006 was 7.4% compared to 7.3% for the six months ended March 31, 2005. The increase in weighted average outstanding debt for the six months ended March 31, 2006 was due to the acquisition of Pocono Downs for approximately $280.0 million in January 2005.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and ending in November. Accordingly, the results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2006	2005	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$107,678	$113,528	$(5,850)	-5.2%
Net cash used in investing activities	(56,767)	(304,727)	247,960	-81.4%
Net cash (used in) provided by financing activities	(41,874)	205,290	(247,164)	-120.4%

Net increase in cash and cash equivalents	$9,037	$14,091	$(5,054)	-35.9%

As of March 31, 2006 and September 30, 2005, we held cash and cash equivalents of $81.5 million and $72.4 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the six months ended March 31, 2006 is attributable primarily to higher working capital working requirements partially offset by the increase in operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which could result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time;

•	a change in Connecticut state laws regarding smoking in casinos; and

•	an act of terrorism in the United States.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the six months ended March 31,

2006 is attributable primarily to the decrease in total net borrowings from $267.2 million for the six months ended March 31, 2005 to $17.0 million for the six months ended March 31, 2006. The decrease in total net borrowings and cash used in investing activities for the six months ended March 31, 2006 is primarily attributable to the acquisition of Pocono Downs during the second quarter of fiscal 2005 for approximately $280.0 million.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2006, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

Bank Credit Facility. We have a loan agreement for up to $450.0 million, or bank credit facility, from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The bank credit facility provides for a revolving loan and letter of credit capacity of up to $450.0 million and matures on March 31, 2008. As of March 31, 2006, the amount under letters of credit totaled $50.3 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We have $383.7 million available for borrowing under the bank credit facility as of March 31, 2006 (without taking into account covenants under the line of credit discussed below).

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

As of March 31, 2006, both we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread discussed below. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2006, we had $6.0 million in base rate loans and $10.0 million in LIBOR rate loans outstanding. The base rate loans outstanding at March 31, 2006 were based on the banks prime rate of 7.75% plus an applicable spread of 1.25%. The LIBOR rate loans outstanding at March 31, 2006 were based on a one-month LIBOR rate of 4.75% plus an applicable spread of 2.50%. The applicable spread for commitment fees was 0.50% as of March 31, 2006.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of our Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of March 31, 2006, we were in compliance with all covenant requirements in the line of credit. As of March 31, 2006, we had $16.0 million drawn on the line of credit, and therefore had $9.0 million available for borrowing.

Letters of Credit. We maintain three letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007 and December 26, 2006, respectively, subject to renewals. As of March 31, 2006, no amounts were drawn on the letters of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $60.6 million for the six months ended March 31, 2006, compared to $21.3 million for the six months ended March 31, 2005. These capital expenditures were an aggregate of the following:

•	Property maintenance capital expenditures at Mohegan Sun totaled $27.2 million and $20.4 million for the six months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility. For the six months ended March 31, 2005, these expenditures were for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill.

•

Capital expenditures at Pocono Downs totaled $25.9 million and $907,000 for the six months ended March 31, 2006 and March 31, 2005, respectively, which were comprised primarily of expenditures for the improvements to the existing clubhouse and grandstand at Mohegan Sun at Pocono Downs, including approximately $463,000 in capitalized interest for the six months ended March 31, 2006. There was no capitalized interest for the six months ended March 31, 2005.

•	Capital expenditures for the Corporate division were $7.5 million for the six months ended March 31, 2006 which represents the purchase of land, excluding prior deposits, intended to be used as the site for a casino to be owned by the Cowlitz Indian Tribe. There were no capital expenditures for the Corporate division for the six months ended March 31, 2005.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $51.0 million for the 2006 fiscal year, comprised primarily of maintenance capital expenditures, customer relationship management software and related hardware, slot machine replacements and information systems enhancements and upgrades.

We anticipate capital expenditures for Mohegan Sun at Pocono Downs to be approximately $68.0 million for the 2006 fiscal year, comprised primarily of construction costs for the improvements to the existing clubhouse and grandstand, in addition to the $50.0 million slot machine license fee payable to the Commonwealth of Pennsylvania upon receipt of a conditional or permanent Category One Slot Machine License. We anticipate that we will spend approximately $135.0 million in total on the construction, furnishing and equipping of the new slot machine facility and approximately $70.0 million in total improvements and additions to the existing clubhouse and grandstand (including the installation of approximately 1,080 slot machines).

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility. We plan to seek an amendment to our existing bank credit facility to increase spending levels for Pocono Downs prior to the start of construction of the new slot machine facility.

Interest Expense

For the three months and six months ended March 31, 2006 and 2005, respectively, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Bank credit facility	$1,053	$2,442	$1,663	$5,572
1999 8 1/8% senior notes	—	368	284	652
2005 6 1/8% senior notes	3,828	2,169	7,699	2,169
2001 8 3/8% senior subordinated notes	342	404	685	747
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,259	5,201	10,519	10,460
2004 7 1/8% senior subordinated notes	4,008	4,008	7,971	8,015
2005 6 7/8% senior subordinated notes	2,578	1,461	5,185	1,461
WNBA note	80	62	165	125
Line of credit	137	141	243	224
Interest settlement—derivative instruments	—	(13)	—	(13)
Amortization of net deferred gain on sale of derivative instruments	114	219	216	437
Amortization of debt issuance costs	740	820	1,475	1,603
Capitalized interest	(317)	—	(463)	—

Total interest expense, net of capitalized interest	$22,822	$22,282	$45,642	$41,452

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $72.5 million and $75.0 million for fiscal year 2006 and 2007, respectively. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee, improvements to the existing facility and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility. (refer to “—Capital Expenditures—Sources of Funding for Capital Expenditures.”) As of March 31, 2006, we had $383.7 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,260,895	$16,000	$20,550	$332,000	$892,345
Interest payments on long-term debt (3)	551,224	42,879	170,662	147,432	190,251
Cowlitz Project obligations (4)	5,623	5,623	—	—	—
Pocono Downs obligations (5)	381	381	—	—	—

Total	$1,818,123	$64,883	$191,212	$479,432	$1,082,596

(1)	Amounts represent obligations expected to be incurred from April 1, 2006 to September 30, 2006.
(2)	Long-term debt includes maturities for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Cowlitz Project obligations include land purchase option payments of $3.2 million and related extension payments of $2.4 million paid on April 28, 2006. Refer to Note 15 to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(5)	Pocono Downs obligations include a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.8 million, for which the former owner, Penn National Gaming, Inc., was liable for the first $1.0 million of the total cost. The remaining costs are expected to be incurred by the end of the 2006 fiscal year. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of March 31, 2006 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

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

Relinquishment Liability

In accordance with SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess the relinquishment liability (i) annually in conjunction with our budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at our risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, we record a quarterly accretion to the relinquishment liability to reflect the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets (other than land) using the straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipments	3-7 years

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

Intangible Assets

Our trademark for Mohegan Sun has been determined to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities and the WNBA franchise are also assessed periodically for impairment pursuant to appropriate accounting standards.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of March 31, 2006, we had $16.0 million drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of March 31, 2006.

The following table provides information as of March 31, 2006 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of March 31, 2006.

Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$2,550	$—	$330,000	$—	$891,345	$1,223,895	$1,229,701
Average interest rate	—	9.5%	—	6.4%	—	7.1%	6.9%
Variable Rate	$16,000	$1,000	$17,000	$1,000	$1,000	$1,000	$37,000	$37,000
Average interest rate	7.1%	6.6%	7.5%	6.9%	6.9%	7.0%	7.2%

Item 4.	Controls and Procedures

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In connection with our acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, L.P., we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, was scheduled for trial in March 2006, but the plaintiff moved to amend its petition of appeal and no new trial date has yet been scheduled. While we believe the sellers of the Pocono Downs entities have agreed to indemnify us for any additional taxes that might be assessed for periods prior to our acquisition of the Pocono Downs entities in January 2005 (subject to a deductible), we would be responsible for any increase in the assessment for subsequent periods. The sellers have denied liability under the indemnity clause of the purchase agreement. In addition, we cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, L.P., and if we were to become involved in litigation with the sellers over their indemnification obligations, our financial position, results of operations and cash flows could be adversely affected.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 11, 2006	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum
Chairman and Member, Management Board

Date: May 11, 2006	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess
Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 11, 2006	By:	/S/ LEO M. CHUPASKA
Leo M. Chupaska
Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description

4.11	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.12	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.13	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.16	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.19	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.20	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.21	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).