Form 10-Q
period 2006-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2006-08-10
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84,620	$72,425
Receivables, net	16,163	15,528
Inventories	14,977	15,926
Other current assets	18,170	12,193

Total current assets	133,930	116,072
Non-current assets:
Property and equipment, net	1,346,211	1,322,691
Goodwill	39,459	39,459
Other intangible assets, net	339,771	340,567
Other assets, net	32,669	38,079

Total assets	$1,892,040	$1,856,868

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$3,550	$17,532
Current portion of relinquishment liability	100,617	90,410
Trade payables	17,798	22,840
Accrued interest payable	31,126	23,067
Other current liabilities	124,696	116,569

Total current liabilities	277,787	270,418
Non-current liabilities:
Long-term debt, net of current portion	1,225,690	1,226,348
Relinquishment liability, net of current portion	427,914	462,078
Other long-term liabilities	563	336

Total liabilities	1,931,954	1,959,180
Minority interest	3,216	2,560

Commitments and contingencies (Note 5)

Capital:
Retained deficit	(43,130)	(104,872)

Total capital	(43,130)	(104,872)

Total liabilities and capital	$1,892,040	$1,856,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005
Revenues:
Gaming	$321,079	$309,325	$940,513	$881,917
Food and beverage	23,228	23,650	70,394	66,812
Hotel	12,820	12,845	37,062	36,330
Retail, entertainment and other	27,607	29,380	87,054	79,378

Gross revenues	384,734	375,200	1,135,023	1,064,437
Less-Promotional allowances	(30,492)	(32,677)	(91,299)	(89,841)

Net revenues	354,242	342,523	1,043,724	974,596

Operating costs and expenses:
Gaming	178,734	174,268	532,105	502,595
Food and beverage	11,852	10,958	37,205	32,806
Hotel	4,886	4,249	12,788	11,780
Retail, entertainment and other	8,749	9,825	29,244	24,247
Advertising, general and administrative	51,798	49,369	150,129	141,860
Corporate expenses	1,352	2,847	7,418	8,310
Pre-opening costs and expenses	1,361	—	3,409	—
Depreciation and amortization	22,446	22,307	65,799	65,877

Total operating costs and expenses	281,178	273,823	838,097	787,475

Income from operations	73,064	68,700	205,627	187,121

Other income (expense):
Accretion of discount to the relinquishment liability	(7,677)	(6,867)	(23,030)	(20,600)
Interest income	652	189	1,466	416
Interest expense, net of capitalized interest	(22,664)	(23,423)	(68,306)	(64,875)
Loss on early extinguishment of debt	—	—	—	(280)
Other expense, net	(85)	(325)	(77)	(1,140)

Total other expense	(29,774)	(30,426)	(89,947)	(86,479)

Income before minority interest	43,290	38,274	115,680	100,642
Minority interest	(413)	237	333	432

Net income	$42,877	$38,511	$116,013	$101,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, March 31, 2006	$(67,778)
Net income	42,877
Distributions to Tribe	(18,229)

Balance, June 30, 2006	$(43,130)

Balance, September 30, 2005	$(104,872)
Net income	116,013
Distributions to Tribe	(54,271)

Balance, June 30, 2006	$(43,130)

Total Capital
Balance, March 31, 2005	$(31,831)
Net income	38,511
Distributions to Tribe	(17,073)

Balance, June 30, 2005	$(10,393)

Balance, September 30, 2004	$(61,039)
Net income	101,074
Distributions to Tribe	(50,428)

Balance, June 30, 2005	$(10,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	June 30, 2006	June 30, 2005
Cash flows provided by (used in) operating activities:
Net income	$116,013	$101,074
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	65,799	65,877
Accretion of discount to the relinquishment liability	23,030	20,600
Loss on early extinguishment of debt	—	280
Cash paid for accretion of discount to the relinquishment liability	(18,382)	(17,785)
Net loss on disposition of assets	70	1,145
Provision for losses on receivables	2,050	2,008
Amortization of debt issuance costs	2,230	2,351
Amortization of net deferred gain on settlement of derivative instruments	330	609
Minority interest	(333)	(432)
Changes in operating assets and liabilities, net of effect of Pocono Downs acquisition:
Increase in receivables	(965)	(4,057)
Decrease (increase) in inventories	949	(764)
Increase in other assets	(7,482)	(3,960)
Decrease in trade payables	(5,042)	(5,487)
Increase in other liabilities	12,895	19,786

Net cash flows provided by operating activities	191,162	181,245

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables of $5,391 and $774, respectively	(80,417)	(34,736)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)
Proceeds from asset sales	293	165
Issuance of third party loans and advances	(2,558)	(5,838)
Payments received on third-party loans	464	343

Net cash flows used in investing activities	(82,218)	(320,180)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	207,000	680,000
Bank Credit Facility repayments—revolving loan	(207,000)	(764,000)
Bank Credit Facility borrowings—term loan	—	58,333
Bank Credit Facility repayments—term loan	—	(150,000)
Line of credit borrowings	352,623	339,360
Line of credit repayments	(352,623)	(325,290)
Proceeds from the issuance of long-term debt	—	400,000
Payments on long-term debt	(14,970)	(2,000)
Minority interest contributions and advances	1,097	229
Principal portion of relinquishment liability payments	(28,605)	(26,301)
Distributions to Tribe	(54,271)	(50,428)
Capitalized debt issuance costs	—	(7,764)
Proceeds from the settlement of derivative instruments	—	3,598

Net cash flows (used in) provided by financing activities	(96,749)	155,737

Net increase in cash and cash equivalents	12,195	16,802
Cash and cash equivalents at beginning of period	72,425	60,794

Cash and cash equivalents at end of period	$84,620	$77,596

Supplemental disclosures:
Cash paid during the period for interest	$59,101	$47,403
Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$—	$285,915
Cash paid	—	280,989

Fair value of liabilities assumed	$—	$4,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. On January 25, 2005, the Authority purchased the entities which own Pocono Downs, a harness racing facility now known as Mohegan Sun at Pocono Downs, and five off-track wagering (“OTW”) facilities located in Pennsylvania. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), and Mohegan Commercial Ventures PA, LLC (“MCV-PA”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. As of June 30, 2006, Mohegan Ventures-NW holds a 54.15% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). Refer to Note 9 for changes to membership interests in Salishan-Mohegan subsequent to June 30, 2006. MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. The Pocono Downs entities own and operate Mohegan Sun at Pocono Downs and the OTW facilities in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries. In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

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

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
Bank Credit Facility	$—	$—
1999 8 1/8% Senior Notes	—	13,970
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	5,000	6,000
Line of Credit	—	—
Mortgage—Salishan-Mohegan	2,550	2,550

Subtotal	$1,228,895	$1,243,865
Net deferred gain on derivative instruments sold	345	15

Total debt	$1,229,240	$1,243,880

Bank Credit Facility

As of June 30, 2006, the Authority has a loan agreement for up to $450.0 million (the “Bank Credit Facility”) from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The Bank Credit Facility provides for a revolving loan and letter of credit capacity of up to $450.0 million, and matures on March 31, 2008. As of June 30, 2006, the amount under letters of credit totaled $50.7 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

mandatory amortization provisions and is payable in full at maturity. The Authority had $399.3 million available for borrowing under the Bank Credit Facility as of June 30, 2006 (without taking into account covenants under the Line of Credit described below).

In December 2005, the Authority received the requisite consent of its lenders to Amendment No. 4 to its Bank Credit Facility, which provided for an increase in the maximum amount available under letters of credit to $60.0 million. Amendment No. 4 permitted the Authority to establish the $50.0 million letter of credit necessary in connection with the Pennsylvania slot machine licensing process (refer to “Letters of Credit” below).

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. As of June 30, 2006, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, MCV-PA and the Pocono Downs entities (also refer to Note 9). The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of June 30, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread discussed below. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2006, the Authority had no base rate loans and LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of June 30, 2006. Accrued interest, including commitment fees, on the Bank Credit Facility was $2,000 and $595,000 as of June 30, 2006 and September 30, 2005, respectively.

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

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes (also refer to Note 9). Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2006 and September 30, 2005, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of June 30, 2006. Accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000 as of June 30, 2006 and September 30, 2005, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the Authority’s prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes (also refer to Note 9). Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2006 and September 30, 2005, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes (also refer to Note 9). Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2006 and September 30, 2005, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes (also refer to Note 9). Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2006 and September 30, 2005, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes (also refer to Note 9). Refer to Note 8 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of June 30, 2006 and September 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of June 30, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

The Authority and MBC are parties to a membership agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature no later than January 2013. As of June 30, 2006 and September 30, 2005, accrued interest on the WNBA Note was $136,000 and $191,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank) (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of June 30, 2006, the Authority was in compliance with all covenant requirements in the Line of Credit. As of June 30, 2006, the Authority had $25.0 million available for borrowing under the Line of Credit. As of June 30, 2006, there was no accrued interest on the Line of Credit. As of September 30, 2005, accrued interest on the Line of Credit was $10,000.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date. In March 2006, Salishan-Mohegan received an extension on the maturity date from March 28, 2006 to March 28, 2007. Accrued interest on the mortgage payable was $40,000 and $20,000 as of June 30, 2006 and September 30, 2005, respectively. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of June 30, 2006.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months and nine months ended June 30, 2006, the Authority recorded amortization of $114,000 and $330,000, respectively, to interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

Letters of Credit

The Authority maintains four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, to satisfy overdue amounts for purses due horsemen at Pocono Downs that may arise and to ensure payment of the $50.0 million license fee due upon issuance of a Pennsylvania Category One Slot Machine License for Mohegan Sun at Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007, November 11, 2006 and December 26, 2006, respectively, subject to renewals. As of June 30, 2006, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended June 30, 2006 and 2005, the Authority incurred $5.0 million and $4.3 million, respectively, and for the nine months ended June 30, 2006 and 2005, the Authority incurred $14.9 million and $12.8 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $195,000 relating to these land lease agreements for each of the three months and nine months ended June 30, 2006 and 2005, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended June 30, 2006 and 2005, the Authority incurred costs of $4.6 million and $3.9 million, respectively, for such utilities. During the nine months ended June 30, 2006 and 2005, the Authority incurred costs of $14.8 million and $12.4 million, respectively, for such utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. The Authority recorded $664,000 and $4.3 million of capital expenditures associated with the Tribe’s Development Department for the three months ended June 30, 2006 and 2005, respectively. The Authority recorded $1.9 million and $7.5 million of capital expenditures associated with the Tribe’s Development Department for the nine months ended June 30, 2006 and 2005, respectively.

The Authority and Little People, LLC (an entity owned by the Tribe) had a lease agreement, whereby Little People, LLC leased retail space located in the Shops at Mohegan Sun from the Authority. In June 2006, the lease agreement was terminated, and the Authority purchased the furniture and fixtures, inventory and various outstanding accounts receivable pertaining to these retail operations from Little People, LLC for approximately $687,000.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $56.9 million and $55.1 million for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, the expenses associated with the Slot Win Contribution totaled $165.2 million and $157.4 million, respectively. As of June 30, 2006 and September 30, 2005, outstanding Slot Win Contribution payments to the State of Connecticut totaled $18.4 million and $18.7 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.1 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, these payments totaled $12.2 million and $11.8 million, respectively.

ACLS of New England, Inc.

The Authority has a 10-year laundry services agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry services agreement, the Authority will pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest may accrue based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest will be accrued, interest shall accrue commencing from the date of the advance at an annual rate of five percent.

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $4.4 million.

Pocono Downs Purchase Agreement

In October 2004, the Authority entered into a purchase agreement (the “Pocono Downs Purchase Agreement”) with subsidiaries of Penn National Gaming, Inc. (“Penn National”), pursuant to which the Authority acquired the Pocono Downs entities, for a purchase price of approximately $280.0 million. The Pocono Downs Purchase Agreement provides the Authority with post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Subject to certain conditions contained in the Pocono Downs Purchase Agreement, by July 1, 2006, if either Downs Racing L.P.’s application for a Category One Slot Machine License has been denied or has not been issued by the Pennsylvania Gaming Control Board (“PGCB”) as a direct result of the conduct of the sellers (or certain of its related entities), or no conditional or permanent gaming licenses have been issued by the PGCB, the Authority has the right to require the sellers (or certain of its related entities) to repurchase the interests in the Pocono Downs entities. This right will expire upon the approval by the PGCB of Penn National Racecourse for a conditional or permanent Category One Slot Machine License, so long as it has not been sold to a third party unaffiliated with the Pocono Downs sellers. Refer to Note 9 for discussion of an amendment to the Pocono Downs Purchase Agreement.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has implemented a comprehensive plan to mitigate and resolve these conditions. Under the terms of the corrective action plans and as included in the Pocono Downs Purchase Agreement, the sellers will be responsible for the costs of the remedial actions up to $1.0 million, and the Authority will be responsible for all environmental costs in excess of $1.0 million but less than or equal to $2.0 million. The sellers also agreed to indemnify the Authority for up to $10.0 million of additional costs in excess of $2.0 million that the Authority may incur as a result of the environmental condition of the Pocono Downs properties prior to closing. The total cost of remediation is estimated to be approximately $1.8 million at June 30, 2006, of which $1.6 million has been incurred. Refer to Note 9 for discussion of an amendment to the Pocono Downs Purchase Agreement.

Pennsylvania Property Tax Litigation

In connection with the Authority’s acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, is scheduled for trial in September 2006. The Authority cannot provide any assurance as to the ultimate success of our defense of the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, L.P., the Authority’s financial position, results of operations and cash flows could be adversely affected. Refer to Note 9 for discussion of an amendment to the Pocono Downs Purchase Agreement.

Other Litigation

The Authority is a defendant in certain other litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

Land Purchase Options

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property in Clark County, Washington to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. On April 28, 2006, in accordance with the option agreements, Salishan-Mohegan closed on the last of these options and purchased the final parcel for approximately $3.2 million, excluding closing costs and net of total deposits paid in prior periods of $1.6 million. The option agreements also required a cumulative payment of $2.4 million for fees related to extending the options to purchase all three parcels, which was paid upon the closing of the last parcel.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2006, the carrying amount of the relinquishment liability was $528.5 million as compared to $552.5 million at September 30, 2005. The decrease in the relinquishment liability during the nine months ended June 30, 2006 is due to $47.0 million in relinquishment payments, offset by $23.0 million for the accretion of discount to the relinquishment liability. Of the $47.0 million in relinquishment payments, $28.6 million represents payment of principal and $18.4 million represents payment of the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2005, the Authority paid $44.1 million in relinquishment payments, consisting of $26.3 million in principal amounts and $17.8 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At June 30, 2006 and September 30, 2005, relinquishment payments earned but unpaid were $27.6 million and $19.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

The Authority currently owns and operates the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operates a harness racetrack at Mohegan Sun at Pocono Downs and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005 (1)
Net revenues:
Mohegan Sun	$344,614	$332,215	$1,018,973	$958,044
Pocono Downs	9,628	10,308	24,751	16,552

Total	354,242	342,523	1,043,724	974,596

Income (loss) from operations:
Mohegan Sun	76,281	71,338	218,836	195,040
Pocono Downs	(1,844)	209	(5,734)	391
Corporate	(1,373)	(2,847)	(7,475)	(8,310)

Total	73,064	68,700	205,627	187,121

Accretion of discount to the relinquishment liability	(7,677)	(6,867)	(23,030)	(20,600)
Interest income	652	189	1,466	416
Interest expense, net of capitalized interest	(22,664)	(23,423)	(68,306)	(64,875)
Loss on early extinguishment of debt	—	—	—	(280)
Other expense, net	(85)	(325)	(77)	(1,140)

Income before minority interest	43,290	38,274	115,680	100,642
Minority interest	(413)	237	333	432

Net income	$42,877	$38,511	$116,013	$101,074

	For the Nine Months Ended June 30,
	2006	2005 (1)
Capital expenditures:
Mohegan Sun	$36,888	$33,411
Pocono Downs	35,823	2,099
Corporate	13,097	—

Total	$85,808	$35,510

	June 30, 2006	September 30, 2005
Total assets:
Mohegan Sun	$1,508,097	$1,525,300
Pocono Downs (including goodwill of $39,459)	323,463	289,734
Corporate	60,480	41,834

Total	$1,892,040	$1,856,868

(1)	Period from date of inception (January 25, 2005) to June 30, 2005 for Pocono Downs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2006, the Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by at least one or all of the following subsidiaries of the Authority: MBC, MCV-PA and the Pocono Downs entities (also refer to Notes 3 and 9). Separate financial statements and other disclosures concerning MBC, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiaries as of June 30, 2006 and September 30, 2005 and for the three months and nine months ended June 30, 2006 and 2005 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,257,508	$68,752	$19,951	$—	$1,346,211
Intercompany receivables	379,994	—	—	(379,994)	—
Other intangible assets, net	119,827	219,944	—	—	339,771
Other assets, net	156,124	40,967	8,967	—	206,058

Total assets	$1,913,453	$329,663	$28,918	$(379,994)	$1,892,040

LIABILITIES AND CAPITAL
Total current liabilities	$266,141	$8,010	$3,636	$—	$277,787
Long-term debt, net of current portion	1,221,690	4,000	—	—	1,225,690
Relinquishment liability, net of current portion	427,914	—	—	—	427,914
Intercompany payables	—	355,695	24,299	(379,994)	—
Other long-term liabilities	563	—	—	—	563
Investment in subsidiaries	39,959	—	—	(39,959)	—

Total liabilities	1,956,267	367,705	27,935	(419,953)	1,931,954
Minority interest in subsidiary	—	—	3,216	—	3,216
Total capital	(42,814)	(38,042)	(2,233)	39,959	(43,130)

Total liabilities and capital	$1,913,453	$329,663	$28,918	$(379,994)	$1,892,040

	As of September 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,283,885	$34,956	$3,850	$—	$1,322,691
Intercompany receivables	306,993	—	—	(306,993)	—
Other intangible assets, net	119,826	220,741	—		340,567
Other assets, net	140,629	41,616	11,365	—	193,610

Total assets	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

LIABILITIES AND CAPITAL
Total current liabilities	$257,199	$7,710	$5,509	$—	$270,418
Long-term debt, net of current portion	1,221,348	5,000	—	—	1,226,348
Relinquishment liability, net of current portion	462,078	—	—	—	462,078
Intercompany payables	—	298,570	8,423	(306,993)	—
Other long-term liabilities	336	—	—	—	336
Investment in subsidiaries	14,928	—	—	(14,928)	—

Total liabilities	1,955,889	311,280	13,932	(321,921)	1,959,180
Minority interest in subsidiary	—	—	2,560	—	2,560
Total capital	(104,556)	(13,967)	(1,277)	14,928	(104,872)

Total liabilities and capital	$1,851,333	$297,313	$15,215	$(306,993)	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$343,215	$11,507	$—	$(480)	$354,242
Operating costs and expenses:
Gaming & other operations	196,038	8,663	—	(480)	204,221
Advertising, general and administrative	50,737	3,021	(608)	—	53,150
Pre-opening costs and expenses	—	1,361	—	—	1,361
Depreciation and amortization	21,461	985	—	—	22,446

Total operating costs and expenses	268,236	14,030	(608)	(480)	281,178

Income (loss) from operations	74,979	(2,523)	608	—	73,064
Accretion of discount to the relinquishment liability	(7,677)	—	—	—	(7,677)
Interest expense, net of capitalized interest	(16,014)	(6,081)	(569)	—	(22,664)
Loss on interests in subsidiaries	(8,346)	—	—	8,346	—
Other income (expense), net	(65)	2	630	—	567

Income (loss) before minority interest	42,877	(8,602)	669	8,346	43,290
Minority interest	—	—	(413)	—	(413)

Net income (loss)	$42,877	$(8,602)	$256	$8,346	$42,877

	For the Three Months ended June 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$331,131	$11,698	$—	$(306)	$342,523
Operating costs and expenses:
Gaming & other operations	190,816	8,790	—	(306)	199,300
Advertising, general and administrative	48,733	2,767	716	—	52,216
Depreciation and amortization	21,080	1,227	—	—	22,307

Total operating costs and expenses	260,629	12,784	716	(306)	273,823

Income (loss) from operations	70,502	(1,086)	(716)	—	68,700
Accretion of discount to the relinquishment liability	(6,867)	—	—	—	(6,867)
Interest expense	(18,180)	(5,243)	—	—	(23,423)
Loss on interests in subsidiaries	(6,613)	—	—	6,613	—
Other income (expense), net	(331)	1	194	—	(136)

Income (loss) before minority interest	38,511	(6,328)	(522)	6,613	38,274
Minority interest	—		237	—	237

Net income (loss)	$38,511	$(6,328)	$(285)	$6,613	$38,511

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,017,578	$26,638	$—	$(492)	$1,043,724
Operating costs and expenses:
Gaming & other operations	591,351	20,483	—	(492)	611,342
Advertising, general and administrative	147,533	8,456	1,558	—	157,547
Pre-opening costs and expenses	—	3,409	—	—	3,409
Depreciation and amortization	62,971	2,828	—	—	65,799

Total operating costs and expenses	801,855	35,176	1,558	(492)	838,097

Income (loss) from operations	215,723	(8,538)	(1,558)	—	205,627
Accretion of discount to the relinquishment liability	(23,030)	—	—	—	(23,030)
Interest expense, net of capitalized interest	(49,611)	(17,558)	(1,137)	—	(68,306)
Loss on interests in subsidiaries	(27,047)	—	—	27,047	—
Other income (expense), net	(22)	5	1,406	—	1,389

Income (loss) before minority interest	116,013	(26,091)	(1,289)	27,047	115,680
Minority interest	—	—	333	—	333

Net income (loss)	$116,013	$(26,091)	$(956)	$27,047	$116,013

	For the Nine Months ended June 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$956,675	$18,326	$—	$(405)	$974,596
Operating costs and expenses:
Gaming & other operations	558,011	13,822	—	(405)	571,428
Advertising, general and administrative	143,808	4,912	1,450	—	150,170
Depreciation and amortization	63,715	2,162	—	—	65,877

Total operating costs and expenses	765,534	20,896	1,450	(405)	787,475

Income (loss) from operations	191,141	(2,570)	(1,450)	—	187,121
Accretion of discount to the relinquishment liability	(20,600)	—	—	—	(20,600)
Interest expense	(55,812)	(9,063)	—	—	(64,875)
Loss on early extinguishment of debt	(280)	—	—	—	(280)
Loss on interests in subsidiaries	(12,231)	—	—	12,231	—
Other income (expense), net	(1,142)	2	416	—	(724)

Income (loss) before minority interest	101,076	(11,631)	(1,034)	12,231	100,642
Minority interest	—	—	432	—	432

Net income (loss)	$101,076	$(11,631)	$(602)	$12,231	$101,074

(1)	Period from date of inception (January 25, 2005) to June 30, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$197,168	$(6,008)	$2	$—	$191,162

Purchases of property and equipment	(34,551)	(32,784)	(13,082)	—	(80,417)
Other cash flows used in investing activities	(51,661)	—	(2,558)	52,418	(1,801)

Net cash flows used in investing activities	(86,212)	(32,784)	(15,640)	52,418	(82,218)

Bank Credit Facility borrowings—revolving loan	207,000	—	—	—	207,000
Bank Credit Facility repayments—revolving loan	(207,000)	—	—	—	(207,000)
Line of credit borrowings	352,623	—	—	—	352,623
Line of credit repayments	(352,623)	—	—	—	(352,623)
Principal portion of relinquishment payments	(28,605)	—	—	—	(28,605)
Distributions to Tribe	(54,271)	—	—	—	(54,271)
Other cash flows provided by (used in) financing activities	(13,971)	36,878	15,638	(52,418)	(13,873)

Net cash flows provided by (used in) financing activities	(96,847)	36,878	15,638	(52,418)	(96,749)

Net decrease in cash and cash equivalents	14,109	(1,914)	—	—	12,195
Cash and cash equivalents at beginning of period	71,504	921	—	—	72,425

Cash and cash equivalents at end of period	$85,613	$(993)	$—	$—	$84,620

	For the Nine Months Ended June 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by operating activities	$179,586	$1,658	$1	$—	$181,245

Purchase of property and equipment	(33,001)	(1,735)	—	—	(34,736)
Acquisition of Pocono Downs	—	(280,114)	—	—	(280,114)
Other cash flows provided by (used in) investing activities	(287,733)	—	(4,245)	286,648	(5,330)

Net cash flows used in investing activities	(320,734)	(281,849)	(4,245)	286,648	(320,180)

Bank Credit Facility borrowings—revolving loan	680,000	—	—	—	680,000
Bank Credit Facility repayments—revolving loan	(764,000)	—	—	—	(764,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	339,360	—	—	—	339,360
Line of credit repayments	(325,290)	—	—	—	(325,290)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Principal portion of relinquishment payments	(26,301)	—	—	—	(26,301)
Distributions to Tribe	(50,428)	—	—	—	(50,428)
Other cash flows provided by (used in) financing activities	(4,166)	280,633	4,244	(286,648)	(5,937)

Net cash flows provided by (used in) financing activities	157,508	280,633	4,244	(286,648)	155,737

Net decrease in cash and cash equivalents	16,360	442	—	—	16,802
Cash and cash equivalents at beginning of period	60,406	388	—	—	60,794

Cash and cash equivalents at end of period	$76,766	$830	$—	$—	$77,596

(1)	Period from date of inception (January 25, 2005) to June 30, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUBSEQUENT EVENTS:

Salishan-Mohegan

On August 4, 2006, the Authority purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Tribe for approximately $351,000, reflecting the carrying value of Mohegan Ventures-NW. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. Following these transactions, the Authority designated Mohegan Ventures-NW as a restricted subsidiary under the Bank Credit Facility and certain of the indentures to its senior and senior subordinated notes. While Salishan-Mohegan is expected to continue to be included in the consolidated financial statements of the Authority under generally accepted accounting principles, Salishan-Mohegan is no longer considered to be a subsidiary of the Authority under appropriate provisions of the Bank Credit Facility and the indentures to the Authority’s senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW executed appropriate agreements to guarantee the Authority’s debt obligations under the Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes.

Amendment to Pocono Downs Purchase Agreement

On August 7, 2006, the Authority and PNGI Pocono, Inc., a subsidiary of Penn National, entered into an amendment of the Pocono Downs Purchase Agreement. Penn National joined in this amendment to confirm its continuing guaranty of the performance of its subsidiaries under the Pocono Downs Purchase Agreement, as amended. Pursuant to the amendment, the Authority will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million. The installments are payable upon each of the first five anniversaries of the opening date of slot machine operations at Mohegan Sun at Pocono Downs. Pursuant to the amendment, the seller and the Authority agreed to modify certain provisions of the Pocono Downs Purchase Agreement, including: 1) the elimination of the Authority’s post-closing termination rights (refer to Note 5); 2) the elimination of the seller’s indemnification obligations for costs in excess of $2.0 million incurred with respect to remedial actions in connection with certain environmental conditions at the Pocono Downs facility (refer to Note 5); and 3) the elimination of certain other post-closing indemnification obligations of the seller, including those relating to claims asserted in connection with property tax case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, scheduled for trial in September 2006 (refer to Note 5). The effect of this amendment to the Pocono Downs Purchase Agreement on the consolidated financial statements of the Authority will be accounted for during the three months ended September 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2006, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Authority’s management.

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

August 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Pocono Downs and the off-track wagering facilities (OTWs), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We can not assure you that projected results or events will be achieved or will occur.

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

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 195 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar that opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a food court currently undergoing renovation and scheduled to open as a themed restaurant in the summer of 2006 and five lounges and bars operated by us, as well as four full-service and three quick-service restaurants operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 30 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

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

Mohegan Sun at Pocono Downs

In January 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc., or Penn National. Downs Racing owns the harness racing facility now known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Mohegan Sun at Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the Commonwealth. Harness racing has been conducted at Mohegan Sun at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Harness racing activities are continuing at Mohegan Sun at Pocono Downs with 143 live racing days scheduled in 2006. The 2006 racing season commenced on April 1, 2006 and is scheduled to run through November 11, 2006. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs was opened to the public on March 13, 2006.

In December 2005, Downs Racing, submitted applications for conditional and permanent Category One Slot Machine Licenses with the Pennsylvania Gaming Control Board, or PGCB. If issued, these licenses initially would permit Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of a slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines. Upon receipt of a conditional or permanent license, Downs Racing will be required to pay a one-time $50.0 million licensing fee to the Commonwealth of Pennsylvania. As required by the PGCB, we delivered to the PGCB a letter of credit in the amount of $50.0 million as security for Downs Racing’s future license fee payment.

In June 2006, the PGCB approved regulations for slot machine suppliers and began awarding approved licenses to suppliers. The PGCB has announced that it now expects to award conditional Category One Slot Machine Licenses on September 27, 2006. The PGCB has scheduled September 11, 2006 and December 4, 2006 as the public hearing dates for Downs Racing’s applications for conditional and permanent Category One Slot Machine Licenses, respectively.

In anticipation of receipt of a slot machine license, Downs Racing is making significant improvements and additions at Mohegan Sun at Pocono Downs, including a new state of the art simulcast facility, which opened to the public on March 13, 2006, improvements to the grandstand for the installation of approximately 1,080 slot machines, a new 10,000 square foot food court and road and parking infrastructure enhancements. The cost of these improvements is estimated to be approximately $72.5 million. This estimate includes the procurement and related implementation costs associated with new business systems for the planned slot facility and other infrastructure related improvements expected to be incorporated into the future casino development at the site. Renovation and expansion of the grandstand and infrastructure related improvements are expected to be completed by the end of summer 2006. Procurement of slot machines and other gaming related equipment are estimated to be completed within approximately twelve weeks of the date of order.

We previously announced plans for the development of a new 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Mohegan Sun at Pocono Downs. The plans, the scope and timing of such development continue to be refined through our rigorous planning process. Construction of the new facility is expected to begin following the issuance of a Category One Slot Machine License by the PGCB. The opening date of the new facility is projected to be approximately 14 months from the beginning of construction.

We plan to seek an amendment to our existing bank credit facility to permit increased spending levels for Pocono Downs prior to the start of construction of the new facility.

On August 7, 2006, we entered into an amendment of the Pocono Downs purchase agreement with PNGI Pocono, Inc., a subsidiary of Penn National. Penn National joined in this amendment to confirm its continuing guaranty of the performance of its subsidiaries under the Pocono Downs purchase agreement, as amended. Pursuant to the amendment, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million. The installments are payable upon each of the first five anniversaries of the opening date of slot machine operations at Mohegan Sun at Pocono Downs. Pursuant to the amendment, we agreed to modify certain provisions of the Pocono Downs purchase agreement with the seller, including: 1) the elimination of our post-closing termination rights (refer to Note 5 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q); 2) the elimination of the seller’s indemnification obligations for costs in excess of $2.0 million incurred with respect to remedial actions in connection with certain environmental conditions at the Pocono Downs facility (refer to Note 5 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q); and 3) the elimination of certain other post-closing indemnification obligations of the seller, including those relating to claims asserted in connection with property tax case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, scheduled for trial in September 2006 (refer to Note 5 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of two members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino would be owned by the Cowlitz Indian Tribe.

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

On August 4, 2006, we purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Tribe for approximately $351,000. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. Following these transactions, we designated Mohegan Ventures-NW as a restricted subsidiary under the Bank Credit Facility and certain of the indentures to its senior and senior subordinated notes. Salishan-Mohegan is no longer a subsidiary of the Authority under appropriate provisions of the Bank Credit Facility and the indentures to our senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW executed appropriate agreements to guarantee our debt obligations under the Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes.

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

Mohegan Sun

The following is an assessment of recent developments in the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

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

Rhode Island

On June 1, 2006, a joint resolution seeking a November 2006 ballot initiative to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe received approval by the State Legislature. The Governor of Rhode Island has indicated his opposition to casino gambling in Rhode Island, but at the time of this filing, the Governor is unable to veto the legislation because joint resolutions are not subject to the Governor’s veto. Harrah’s Entertainment has proposed building a 12-story, 500-room hotel and 140,000-square-foot casino with 3,500 slot machines, 50 poker tables and 100 other gaming tables on 86 acres of non-tribal land in West Warwick, Rhode Island.

On July 10, 2006, the Governor of Rhode Island asked the state Supreme Court to issue an advisory opinion on the constitutionality of the West Warwick casino proposal. On July 13, 2006, the state Supreme Court issued an order refusing to render an opinion on the matter because, according to the Court, they cannot issue an advisory opinion in instances where the Governor’s constitutional duty to implement the provisions of the constitutional amendment has not yet accrued. Such duty will not accrue to the Governor unless and until the amendment is approved by the voters.

On July 21, 2006, the town of Johnston, Rhode Island and Trump Entertainment Resorts filed suit in federal court in an effort to block Harrah’s Entertainment and the Narragansett Indian Tribe’s proposed West Warwick casino. The lawsuit claimed that state lawmakers violated the U.S. Constitution by granting the tribe and Harrah’s Entertainment a monopoly, and sought to have the court force the Rhode Island secretary of state to remove the issue from the November 2006 ballot. On August 8, 2006, a federal court judge decided that the casino issue should remain on the November 2006 ballot, but did not issue a decision on the constitutionality of the referendum. The judge issued a statement that the issue could be revisited after the election. The town council of Johnston, Rhode Island and Trump Entertainment Resorts have an exclusive deal to develop a potential casino in Johnston.

On July 26, 2006, it was reported that the owners of Newport Grand plan to ask the Newport City Council for zoning changes that would permit a $20 million, two-story, 23,000 square foot expansion of its building and the addition of 500 more video slot machines, planned to be completed in early 2008.

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

On June 15, 2006, the Sullivan County legislature passed a resolution approving a local mitigation agreement between the county and the St. Regis Mohawk Tribe with respect to the tribe’s proposed casino at Monticello Raceway. The agreement stipulates that the tribe will make annual payments of $15.0 million dollars to the county to mitigate any potential impact of the proposed casino.

On July 5, 2006, Empire Resorts Inc. announced that the St. Regis Mohawk Tribe has submitted requested information and a modified environmental assessment to the BIA for its Monticello Raceway project. It has been reported that there is no specific timetable for when the BIA will respond to the assessment. The remainder of the approval process for the Monticello Raceway project will involve a positive BIA decision on the environmental assessment, approval by the Governor of New York and BIA issuance of a final land into trust agreement. The St. Regis Mohawks have reported that, assuming all the foregoing occurs, a groundbreaking for the casino project could take place prior to the end of 2006.

In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe would be required to continue pursuing the federal recognition process before the BIA, which public reports indicate could take several years. The Shinnecock Tribe has announced intentions to develop a casino adjacent to its reservation in Southampton, New York.

On March 7, 2006, the New York racing oversight board approved a construction contract for the $170 million Aqueduct race track facility in Queens, New York, which is expected to offer 4,500 video slot machines. In July 2006, it was reported that the facility will open approximately a year after all necessary regulatory approvals are received.

Empire City at Yonkers Raceway in Yonkers, New York is currently undergoing a $225 million renovation and expansion which is planned to include 5,500 video slot machines. It has been reported that the project will be completed in the fall of 2006.

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

Mohegan Sun at Pocono Downs

The following is an assessment of the recent competitive developments in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 21, 2005, Louis DeNaples applied for a license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono with an anticipated opening date of the initial phase of November 2007. According to the filing, the $300 million first phase will include a 200-room luxury resort hotel, an entertainment complex with 2,400 slot machines, four restaurants, two lounges with live entertainment, an 18-hole golf course, an indoor pool, a spa, retail shops and parking. The second phase would expand the slots parlor to 5,000 machines, add an additional 200 hotel rooms and add other conference, entertainment and parking facilities. The PGCB has announced that a licensing hearing for Mount Airy Lodge will be held on November 7, 2006. Mount Pocono is approximately 40 miles from Pocono Downs.

On December 23, 2005, Matzel Development Corp. announced that it filed an application with the PGCB for one of two casino licenses in the Poconos, and that it has acquired the 3,000-acre Pocono Manor Inn & Golf Resort in Mount Pocono in hopes of opening a $3.0 billion residential, entertainment and gambling complex. The first phase of the project would cost $1.2 billion and include a 25 story hotel and casino with 750 rooms, 100,000 square feet of gaming space and up to 5,000 slots, a 300,000-square-foot retail village, a 100,000-square-foot village green, 60,000 square feet of meeting and convention space, a spa, two 18-hole golf courses, indoor and outdoor pools, a 1,800-seat theater and a 6,000-seat arena, a 12-acre lake with a beach and a retractable enclosure, a tennis center, a horse-riding center and shooting ranges. The second phase of the project would include another hotel, convention center, condominiums and single family homes. The PGCB has announced that a licensing hearing for Pocono Manor will be held on November 7, 2006. Pocono Manor is located approximately 40 miles from Pocono Downs.

In December 2005, Sands Bethworks Gaming and Tropicana PA, LLC applied for a Category Two Slot Machine License in Lehigh Valley, Pennsylvania. The PGCB has announced that a licensing hearing for Sands Bethworks Gaming and Tropicana PA, LLC will be held on November 6, 2006. Lehigh Valley is approximately 70 miles from Pocono Downs.

On June 9, 2006, Tioga Downs in Nichols, New York opened its racetrack after renovations, and on July 4, 2006, the track opened its new gaming floor, which includes 750 video lottery terminals. Tioga Downs is approximately 100 miles from Pocono Downs.

On June 28, 2006, the PGCB approved the regulations for slot machine suppliers and approved the licenses for twelve slot machine suppliers. Based on the approval of these licenses the chairman of the PGCB announced that conditional Category I licenses should be issued to the state’s six licensed horse-racing tracks on September 27, 2006 and the remaining eight licenses are expected to be issued by the end of December 2006.

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

Results of Operations

Summary Operating Results

We currently own and operate the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operate a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reporting segments due to the differing nature of their operations. See Note 7 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$344,614	$332,215	$12,399	3.7%	$1,018,973	$958,044	$60,929	6.4%
Pocono Downs (1)	9,628	10,308	(680)	-6.6%	24,751	16,552	8,199	49.5%

Total	$354,242	$342,523	$11,719	3.4%	$1,043,724	$974,596	$69,128	7.1%
Income (loss) from operations:
Mohegan Sun	$76,281	$71,338	$4,943	6.9%	$218,836	$195,040	$23,796	12.2%
Pocono Downs (1)	(1,844)	209	(2,053)	-982.3%	(5,734)	391	(6,125)	-1,566%
Corporate expenses	(1,373)	(2,847)	1,474	-51.8%	(7,475)	(8,310)	835	-10.0%

Total	$73,064	$68,700	$4,364	6.4%	$205,627	$187,121	$18,506	9.9%
Net income	$42,877	$38,511	$4,366	11.3%	$116,013	$101,074	$14,939	14.8%

(1)	Acquired January 25, 2005

The important factors and trends that most contributed to our operating performance for the three months and nine months ended June 30, 2006 and 2005 are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the three months and nine months ended June 30, 2006;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted patron visitation;

•	the optimization of hotel occupancy rates through extending offers to Player’s Club members which generally lead to higher gaming and non-gaming revenues;

•	efficiencies achieved through the optimization of the Mohegan Sun labor force;

•	the continuation of a cost reduction program at Mohegan Sun which targets expenditures that grow at substantially faster rates than net revenues, such as certain promotional costs; and

•	execution of planned developments at Mohegan Sun at Pocono Downs, which negatively impacts income from operations due to pre-opening and other costs and expenses necessary to market and facilitate future operations.

Net revenues for the three months and nine months ended June 30, 2006 increased primarily as a result of the continued growth in gaming revenues at Mohegan Sun. The increase in net revenues for the three months ended June 30, 2006 was also due to a decrease in promotional allowances discussed in “—Promotional Allowances” compared to the same period in the prior year. The increase in net revenues for the nine months ended June 30, 2006 was also due to an increase in net revenues associated with a full period of operations at Pocono Downs and the OTWs acquired in January 2005.

Income from operations for the three months and nine months ended June 30, 2006 increased as a result of the growth in net revenues, offset by increases in operating costs and expenses of 2.7% and 6.4%, respectively. Our operating margin, or income from operations as a percentage of net revenues, for the three months and nine months ended June 30, 2006 increased to 20.6% and 19.7%, respectively, from 20.1% and 19.2%, respectively, for the same periods in the prior year. This increase was primarily due to greater employee productivity and the cost reduction programs at Mohegan Sun mentioned above, which enabled Mohegan Sun to have 22.1% and 21.5% operating margins for the three months and nine months ended June 30, 2006, respectively, compared to 21.5% and 20.4% for the same periods in the prior year, respectively.

Net income for the three months ended June 30, 2006 compared to the same period in the prior year increased primarily due to the increase in income from operations at Mohegan Sun. Net income for the nine months ended June 30, 2006 compared to the same period in the prior year increased primarily due to the increase in income from operations at Mohegan Sun, partially offset by the decrease in income from operations at Pocono Downs partially due to pre-opening costs and expenses of $3.4 million discussed in “—Operating Costs and Expenses” and an increase in interest expense, net of capitalized interest, as discussed in “—Other Income (Expense).”

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Gaming	$321,079	$309,325	$11,754	3.8%	$940,513	$881,917	$58,596	6.6%
Food and beverage	23,228	23,650	(422)	-1.8%	70,394	66,812	3,582	5.4%
Hotel	12,820	12,845	(25)	-0.2%	37,062	36,330	732	2.0%
Retail, entertainment and other	27,607	29,380	(1,773)	-6.0%	87,054	79,378	7,676	9.7%

Total	$384,734	$375,200	$9,534	2.5%	$1,135,023	$1,064,437	$70,586	6.6%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
Gaming	83.5%	82.5%	82.8%	82.8%
Food and beverage	6.0%	6.3%	6.2%	6.3%
Hotel	3.3%	3.4%	3.3%	3.4%
Retail, entertainment and other	7.2%	7.8%	7.7%	7.5%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Variance	Percentage Variance	2006	2005	Variance	Percentage Variance
Slot handle	$2,649	$2,536	$113	4.5%	$7,701	$7,434	$267	3.6%
Gross slot revenues	$228	$220	$8	3.6%	$661	$629	$32	5.1%
Net slot revenues	$220	$214	$6	2.8%	$640	$611	$29	4.7%
Weighted average number of slot machines (in units)	6,201	6,213	(12)	-0.2%	6,202	6,242	(40)	-0.6%
Gross slot hold percentage	8.6%	8.7%	-0.1%	-1.1%	8.6%	8.5%	0.1%	1.2%
Gross slot win per unit per day (in dollars)	$404	$390	$14	3.6%	$390	$370	$20	5.4%
Table games drop	$590	$505	$85	16.8%	$1,717	$1,525	$192	12.6%
Table games revenues	$90	$84	$6	7.1%	$270	$249	$21	8.4%
Weighted average number of table games (in units)	299	295	4	1.4%	299	291	8	2.7%
Table games hold percentage (1)	15.2%	16.5%	-1.3%	-7.9%	15.7%	16.3%	-0.6%	-3.7%
Table games revenue per unit per day (in dollars)	$3,308	$3,114	$194	6.2%	$3,311	$3,126	$185	5.9%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2006 compared to the same periods in the prior year increased due to continued growth in net slot revenues and table games revenues at Mohegan Sun. The increase in net slot revenues and table games revenues, and higher win or revenue per unit for both slot machines and table games, resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs. The increase in gaming revenues for the nine months ended June 30, 2006 compared to the same period in the prior year also is due to an increase in harness racing and off-track wagering revenues of $7.4 million as a result of a full period of operations at Pocono Downs and the OTW facilities acquired on January 25, 2005. We exceeded the Connecticut slot revenue market growth rate for the three months and nine months ended June 30, 2006 of 1.2% and 2.6%, respectively, with Mohegan Sun increasing its market share to 52.3% and 52.6% for the three months and nine months ended June 30, 2006, respectively, from 51.2% and 51.4% for the same periods in the prior year, respectively. The State of Connecticut reported slot revenues of $435.4 million and $430.0 million for the three months ended June 30, 2006 and 2005, respectively, and $1.26 billion and $1.22 billion for the nine months ended June 30, 2006 and 2005, respectively.

Food and beverage revenues for the three months ended June 30, 2006 compared to the same period in the prior year decreased as a result of a 5.2% decrease in the number of meals served, or food covers, at Mohegan

Sun, partially due to the closure of the Rising Moon food court in the Casino of the Sky for renovations in January 2006 that is scheduled to reopen in August 2006 as Geno Auriemma’s Fast Break food court. The decrease in food covers is partially offset by an increase in the average price per meal to $13.24 for the three months ended June 30, 2006 from $12.98 for the three months ended June 30, 2005.

Food and beverage revenues for the nine months ended June 30, 2006 compared to the same period in the prior year increased as a result of a 2.3% increase in the number of food covers at Mohegan Sun, primarily due to the opening of the 285-seat Uncas American Indian Grill in July 2005. The increase in food and beverage revenues also is a result of a full period of operations from the Pocono Downs properties acquired on January 25, 2005.

The following table presents data related to our hotel revenues:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Variance	Percentage Variance	2006	2005	Variance	Percentage Variance
Rooms occupied	101,751	102,796	(1,045)	-1.0%	296,082	292,902	3,180	1.1%
Average daily room rate (ADR)	$118	$117	$1	0.9%	$118	$117	$1	0.9%
Occupancy rate	95.1%	96.1%	-1.0%	-1.0%	92.2%	91.2%	1.0%	1.1%
Revenue per available room (REVPAR)	$112	$112	$—	—	$109	$107	$2	1.9%

Hotel revenues for the three months ended June 30, 2006 compared to the same period in the prior year were stable. Hotel revenues for the nine months ended June 30, 2006 compared to the same period in the prior year increased due to our yield management strategy evidenced by the increase in hotel occupancy, which we believe contributes to growth in gaming, food and beverage and retail, entertainment and other revenues at Mohegan Sun.

Retail, entertainment and other revenues decreased for the three months ended June 30, 2006 compared to the same period in the prior year as a result of the decrease in retail revenues at Mohegan Sun of $1.8 million, or 12.6%, due to changes in the promotional programs offered to Mohegan Sun Player’s Club members. Retail, entertainment and other revenues increased for the nine months ended June 30, 2006 compared to the same period in the prior year as a result of the increase in entertainment revenues at Mohegan Sun of $11.3 million, or 54.0%, offset by a decrease in retail revenues at Mohegan Sun of $3.5 million, or 8.1%, as a result of the changes in Player’s Club promotions. The increase in entertainment revenues for the nine months ended June 30, 2006 is primarily due to a 21.1% increase in Mohegan Sun Arena ticket sales and a 31.5% increase in average price per ticket at the Arena due to a change in the mix of Arena events to include more headliner performances.

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$12,780	$11,725	$1,055	9.0%	$34,254	$32,214	$2,040	6.3%
Hotel	4,122	4,103	19	0.5%	12,582	11,694	888	7.6%
Retail, entertainment and other	13,590	16,849	(3,259)	-19.3%	44,463	45,933	(1,470)	-3.2%

Total	$30,492	$32,677	$(2,185)	-6.7%	$91,299	$89,841	$1,458	1.6%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$13,000	$11,646	$1,354	11.6%	$35,814	$32,857	$2,957	9.0%
Hotel	2,321	1,993	328	16.5%	6,542	5,656	886	15.7%
Retail, entertainment and other	11,087	13,454	(2,367)	-17.6%	35,800	35,390	410	1.2%

Total	$26,408	$27,093	$(685)	-2.5%	$78,156	$73,903	$4,253	5.8%

Promotional allowances decreased for the three months ended June 30, 2006 compared to the same period in the prior year due to changes in promotional programs offered to casino patrons primarily affecting the retail amenities at Mohegan Sun, offset by a related increase in food and beverage complimentaries.

Promotional allowances increased for the nine months ended June 30, 2006 compared to the same period in the prior year due to a significant increase in redemption of entertainment complimentaries at Mohegan Sun resulting from higher attendance and retail prices of tickets due to a change in the mix of events at the Mohegan Sun Arena as discussed above, an increase in food and beverage complimentaries at Mohegan Sun due to the increase in food covers and a change in promotional programs discussed above, and the increase in hotel complimentaries due to the yield management strategy described above. These increases in complimentaries are partially offset by a significant decrease in retail complimentaries due to the change in promotional programs discussed above.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Gaming	$178,734	$174,268	$4,466	2.6%	$532,105	$502,595	$29,510	5.9%
Food and beverage	11,852	10,958	894	8.2%	37,205	32,806	4,399	13.4%
Hotel	4,886	4,249	637	15.0%	12,788	11,780	1,008	8.6%
Retail, entertainment and other	8,749	9,825	(1,076)	-11.0%	29,244	24,247	4,997	20.6%
Advertising, general and administrative	51,798	49,369	2,429	4.9%	150,129	141,860	8,269	5.8%
Corporate expenses	1,352	2,847	(1,495)	-52.5%	7,418	8,310	(892)	-10.7%
Pre-opening costs and expenses	1,361	—	1,361	—	3,409	—	3,409	—
Depreciation and amortization	22,446	22,307	139	0.6%	65,799	65,877	(78)	-0.1%

Total	$281,178	$273,823	$7,355	2.7%	$838,097	$787,475	$50,622	6.4%

Gaming costs and expenses increased for the three months and nine months ended June 30, 2006 compared to the same periods in the prior year primarily as a result of higher labor costs, slot win contribution to the State of Connecticut and other operating costs commensurate with higher gaming revenues and an increase in costs related to special promotions offered to casino patrons and enhancements in our targeted direct marketing programs; partially offset by a decrease in outside retail redemption costs due to changes in promotional programs offered to casino patrons. The increase in gaming costs and expenses for the nine months ended June 30, 2006 compared to the same period in the prior year is also due to increased costs related to a higher amount of complimentaries and an increase in gaming expenses associated with a full period of harness racing and OTW operations at the Pocono Downs properties acquired on January 25, 2005. Slot win contribution payments totaled $56.9 million and $165.2 million for the three months and nine months ended June 30, 2006, respectively, and $55.1 million and $157.4 million for the three months and nine months ended June 30, 2005, respectively.

Food and beverage costs and expenses increased for the three months and nine months ended June 30, 2006 compared to the same periods in the prior year due to higher direct labor and other operating costs to support the continuous improvements of our food and beverage services at Mohegan Sun and, for the nine months ended June 30, 2006, an increase in food and beverage expenses associated with a full period of operations of the food and beverage outlets at the Pocono Downs properties acquired on January 25, 2005. The increase for the nine months ended June 30, 2006 was partially offset by a higher amount of food and beverage costs being allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses for the three months and nine months ended June 30, 2006 compared to the same periods in the prior year increased as a result of increased labor and other operating costs, partially offset by increased hotel complimentaries, resulting in a higher amount of hotel costs and expenses being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses decreased for the three months ended June 30, 2006 compared to the same period in the prior year as a result of decreases in retail expenses due to a change in promotional programs offered to casino patrons and a decrease in entertainment expenses due to a decrease in the number of headliner events at the Mohegan Sun Arena, partially offset by a lower amount of retail complimentaries resulting in a lower amount of retail costs and expenses being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses increased for the nine months ended June 30, 2006 compared to the same period in the prior year due to a substantial increase in entertainment expenses due to a change in the mix of Arena events to include more headliner performances, partially offset by a decrease in retail expenses due to the change in promotions mentioned above and an increase in entertainment complimentaries, resulting in a higher amount of entertainment costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the three months and nine months ended June 30, 2006 compared to the same periods in the prior year primarily as a result of increased labor, utilities, property maintenance and other costs necessary to support Mohegan Sun operations. The increase in advertising, general and administrative costs and expenses for the nine months ended June 30, 2006 is also due to an increase in advertising, general and administrative costs and expenses associated with a full period of operations of our Pocono Downs properties acquired on January 25, 2005, offset by a decrease in advertising costs related to a $2.0 million one-time charge for production of a television advertising campaign released during the second quarter of fiscal 2005.

Corporate expenses decreased for the three months ended June 30, 2006 compared to the same period in the prior year primarily as a result of reduced operating expenses pertaining to the Cowlitz Project. Corporate expenses decreased for the nine months ended June 30, 2006 compared to the same period in the prior year primarily as a result of a decrease in professional costs related to compliance with the Sarbanes-Oxley Act of 2002.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2006 were comprised of personnel, consulting and other costs associated with the development plans for Mohegan Sun at Pocono Downs, as described in “—Overview—Mohegan Sun at Pocono Downs.” There were no pre-opening costs and expenses for the three months and nine months ended June 30, 2005.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance	2006	2005	Dollar Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(7,677)	$(6,867)	$(810)	11.8%	$(23,030)	$(20,600)	$(2,430)	11.8%
Interest income	652	189	463	245.0%	1,466	416	1,050	252.4%
Interest expense, net of capitalized interest	(22,664)	(23,423)	759	-3.2%	(68,306)	(64,875)	(3,431)	5.3%
Loss on early extinguishment of debt	—	—	—	—	—	(280)	280	-100.0%
Other expense, net	(85)	(325)	240	-73.8%	(77)	(1,140)	1,063	-93.2%

Total	$(29,774)	$(30,426)	$652	-2.1%	$(89,947)	$(86,479)	$(3,468)	4.0%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

Interest expense, net of capitalized interest, decreased for the three months ended June 30, 2006 compared to the same period in the prior year due to the capitalization of interest costs during the construction phase at Pocono Downs and a decrease in weighted average outstanding debt, offset by a slight increase in the weighted average interest rate. Interest expense, net of capitalized interest, increased for the nine months ended June 30, 2006 compared to the same period in the prior year primarily as the result of an increase in weighted average outstanding debt due to the acquisition of Pocono Downs for approximately $280.0 million on January 25, 2005 and a slight increase in the weighted average interest rate. Weighted average outstanding debt was $1.25 billion for the three months and nine months ended June 30, 2006, compared to $1.29 billion and $1.19 billion for the three months and nine months ended June 30, 2005, respectively. The weighted average interest rate for the three months and nine months ended June 30, 2006 was 7.4% compared to 7.3% for the three months and nine months ended June 30, 2005.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and ending in November. Accordingly, the results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2006	2005	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$191,162	$181,245	$9,917	5.5%
Net cash used in investing activities	(82,218)	(320,180)	237,962	-74.3%
Net cash (used in) provided by financing activities	(96,749)	155,737	(252,486)	-162.1%

Net increase in cash and cash equivalents	$12,195	$16,802	$(4,607)	-27.4%

As of June 30, 2006 and September 30, 2005, we held cash and cash equivalents of $84.6 million and $72.4 million, respectively. Due to the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the nine months ended June 30, 2006 is attributable primarily to the increase in operating income after adjustments for non-cash items, partially offset by lower working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania, which may result in a substantial decrease in revenue;

•	downturn in the economy and lack of consumer confidence, which would result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time;

•	a change in Connecticut or Pennsylvania state laws regarding smoking in gaming facilities; and

•	an act of terrorism in the United States.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the nine months ended June 30, 2006 is attributable primarily to a change in debt activity from total net borrowings of $236.4 million for the nine months ended June 30, 2005 to total debt payments of $15.0 million for the nine months ended June 30, 2006. The change in debt activity and decrease in cash used in investing activities for the nine months ended June 30, 2006 is primarily attributable to the acquisition of Pocono Downs during the second quarter of fiscal 2005 for approximately $280.0 million.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2006, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. As of June 30, 2006, MBC, MCV-PA and the Pocono Downs entities are guarantors of each of these notes, except for the 2001 senior subordinated notes guaranteed exclusively by MBC (also refer to Note 9 to our condensed consolidated financial statements). Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

Bank Credit Facility. We have a loan agreement for up to $450.0 million, or bank credit facility, from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The bank credit facility provides for a revolving loan and letter of credit capacity of up to $450.0 million and matures on March 31, 2008. As of June 30, 2006, the amount under letters of credit totaled $50.7 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We have $399.3 million available for borrowing under the bank credit facility as of June 30, 2006 (without taking into account covenants under the line of credit discussed below).

In December 2005, we received the requisite consent of our lenders to Amendment No. 4 to the bank credit facility, which provided for an increase in the maximum amount available under letters of credit to $60.0 million. Amendment No. 4 permitted us to establish the $50.0 million letter of credit necessary for the Pennsylvania slot machine licensing process (refer to “Letters of Credit” below).

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, MCV-PA and the Pocono Downs entities as of June 30, 2006 (also refer to Note 9 to our condensed consolidated financial statements). The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of June 30, 2006, both we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our Total Leverage Ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2006, we had no base rate loans and LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of June 30, 2006.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America (formerly Fleet National Bank), or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined at the time the advance is made on the basis of our Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of June 30, 2006, we were in compliance with all covenant requirements in the line of credit. As of June 30, 2006 we had $25.0 million available for borrowing under the line of credit.

Letters of Credit. We maintain four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, to satisfy overdue amounts for purses due horsemen at Pocono Downs and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Mohegan Sun at Pocono Downs. The letters of credit expire on August 31, 2006, January 25, 2007, November 11, 2006 and December 26, 2006, respectively, subject to renewals. As of June 30, 2006, no amounts were drawn on the letters of credit.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $85.8 million for the nine months ended June 30, 2006, compared to $35.5 million for the nine months ended June 30, 2005. These capital expenditures were an aggregate of the following:

•	Capital expenditures at Mohegan Sun totaled $36.9 million and $33.4 million for the nine months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility. For the nine months ended June 30, 2005, these expenditures were for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill.

•	Capital expenditures at Pocono Downs totaled $35.8 million and $2.1 million for the nine months ended June 30, 2006 and June 30, 2005, respectively, which were comprised primarily of construction costs for the renovation and expansion of the existing grandstand and infrastructure related improvements at Mohegan Sun at Pocono Downs, including approximately $912,000 in capitalized interest for the nine months ended June 30, 2006. There was no capitalized interest for the nine months ended June 30, 2005.

•	Capital expenditures for the Corporate division were $13.1 million for the nine months ended June 30, 2006 which represents the purchase of land, excluding prior deposits, intended to be used as the site for a casino to be owned by the Cowlitz Indian Tribe. There were no capital expenditures for the Corporate division for the nine months ended June 30, 2005.

Expected Future Capital Expenditures

We anticipate capital expenditures at Mohegan Sun to be approximately $50.0 million for the 2006 fiscal year, comprised primarily of maintenance capital expenditures, customer relationship management software and related hardware, slot machine replacements and information systems enhancements and upgrades.

We anticipate capital expenditures for Mohegan Sun at Pocono Downs to be approximately $53.0 million for the 2006 fiscal year, comprised primarily of construction costs for the renovation and expansion of the existing grandstand and infrastructure related improvements, in addition to the $50.0 million slot machine license fee payable to the Commonwealth of Pennsylvania upon receipt of a conditional or permanent Category One Slot Machine License. We anticipate that we will spend approximately $72.5 million in total for the renovation and expansion of the existing grandstand and infrastructure related improvements (including the installation of approximately 1,080 slot machines).

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance capital expenditures at Mohegan Sun. Capital expenditures for Pocono Downs, as described above, are expected to be funded through draws on our bank credit facility. We plan to seek an amendment to our existing bank credit facility to permit increased spending levels for Pocono Downs prior to the start of construction of the new slot machine facility.

Interest Expense

For the three months and nine months ended June 30, 2006 and 2005, respectively, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
Bank credit facility	$974	$956	$2,637	$6,528
1999 8 1/8 % senior notes	—	284	284	935
2005 6 1/8 % senior notes	3,828	3,828	11,527	5,997
2001 8 3/8 % senior subordinated notes	342	342	1,027	1,089
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8 % senior subordinated notes	5,259	5,259	15,778	15,720
2004 7 1/8 % senior subordinated notes	4,008	4,008	11,979	12,023
2005 6 7/8 % senior subordinated notes	2,578	2,578	7,763	4,039
WNBA note	82	69	248	194
Line of credit	172	167	415	390
Interest settlement—derivative instruments	—	13	—	—
Amortization of net deferred gain on sale of derivative instruments	114	172	330	609
Amortization of debt issuance costs	755	747	2,230	2,351
Capitalized interest	(448)	—	(912)	—

Total interest expense, net of capitalized interest	$22,664	$23,423	$68,306	$64,875

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total $86.5 million for fiscal year 2006. We expect future investments in Pocono Downs related to the payment of a one-time slot machine license fee, improvements to the existing facility and the development of a slot machine facility at Pocono Downs will be funded through our bank credit facility (refer to “—Capital Expenditures—Sources of Funding for Capital Expenditures”). As of June 30, 2006, we had $399.3 million available for borrowing under the bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

Contractual Obligations (in thousands)	Total	Payments due by period
		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,228,895	$—	$4,550	$332,000	$892,345
Interest payments on long-term debt (3)	538,688	32,132	168,866	147,438	190,252
Pocono Downs obligations (4)	216	216	—	—	—

Total	$1,767,799	$32,348	$173,416	$479,438	$1,082,597

(1)	Amounts represent obligations expected to be incurred from July 1, 2006 to September 30, 2006.
(2)	Long-term debt includes maturities for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

(3)	Includes interest payments expected to be paid on long-term debt, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	As of June 30, 2006, Pocono Downs obligations included a requirement under the purchase agreement dated October 14, 2004 to remediate certain environmental matters at the Pocono Downs racetrack site. The total cost of the remediation is estimated at $1.8 million, for which the former owner, Penn National Gaming, Inc., was liable for the first $1.0 million of the total cost. The remaining costs are expected to be incurred by the end of the 2006 fiscal year. Refer to Notes 5 and 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of June 30, 2006 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of our assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the condensed consolidated statement of income.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of June 30, 2006, we had no amounts drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of June 30, 2006.

The following table provides information as of June 30, 2006 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of June 30, 2006.

Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$2,550	$—	$330,000	$—	$891,345	$1,223,895	$1,189,408
Average interest rate	—	9.5%	—	6.4%	—	7.1%	6.9%
Variable Rate	—	$1,000	$1,000	$1,000	$1,000	$1,000	$5,000	$5,000
Average interest rate	—	6.7%	7.1%	7.0%	7.0%	7.0%	7.0%

Item 4.	Controls and Procedures

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with our acquisition of the Pocono Downs entities, as the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal against a predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined as an estimated loss. The case, Wilkes-Barre Area School District v. Luzerne County Board of Assessment Appeals and Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), C.P. Luzerne County No. 7793-C of 2001, is scheduled for trial in September 2006. We cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to Downs Racing, our financial position, results of operations and cash flows could be adversely affected.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 9, 2006	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: August 9, 2006	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed herewith).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed herewith).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

4.12	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.13	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.15	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.16	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.17	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.18	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.19	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.20	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

4.21	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.22	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.23	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).

4.24	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

4.27	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference).

10.2	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference).

10.3	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference).

Exhibit No.	Description
10.4	Second Amendment to Purchase Agreement and Release of Claims dated as of August 7, 2006 by and among PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).