Form 10-K
period 2006-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2006-12-22
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	the financial performance of Mohegan Sun, Pocono Downs and the Pocono Downs off-track wagering (OTW) facilities;

•	our ability to develop an approximately 1.2 million square foot expansion at Mohegan Sun, known as Project Horizon, which includes a new 1,000-room hotel, on time and within budget;

•	our ability to successfully integrate the new amenities from the expansion into Mohegan Sun's current operations and manage the expanded resort;

•	our ability to develop a Phase II gaming facility at Pocono Downs on time and within budget;

•	our ability to implement successfully our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America;

•	our leverage and ability to meet our debt service obligations, including significant increases expected to finance Project Horizon and Phase II at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•	the continued availability of financing.

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

PART I

Item 1. Business.

Overview

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, located in Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, as well as five off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A via a four-lane access road. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 195 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar that opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

On November 16, 2006, we announced our plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. This expansion is expected to include a new 1,000-room hotel, including 300 House of Blues-themed hotel rooms and a 7,500-square-foot House of Blues Foundation Room, which will be owned and operated by Mohegan Sun. The hotel is expected to open in two phases—the 700 Mohegan Sun rooms are expected to open in the spring of 2010 and the 300 House of Blues rooms are expected to open in the summer of 2010.

We plan to connect the new hotel tower to the Sky hotel at Mohegan Sun as well as the winter section of the Casino of the Earth with approximately 115,000 square feet of new retail and restaurant space, including a new Japanese restaurant, an American contemporary restaurant and a new family-style Italian restaurant. The new restaurant area is expected to be complemented by approximately 40,000 square feet of new retail space and a 30,000 square-foot recreation lounge featuring bowling and billiards. This expansion also is expected to include a new 1,500 person capacity House of Blues Music Hall and a new 300 seat casual dining House of Blues restaurant. All of these components are scheduled to open in the fall of 2009.

Project Horizon also is expected to expand the amenities offered to the Asian clientele at Mohegan Sun, including a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong” Street food outlet and 12,000-square-feet of gaming space offering 46 table games such as Baccarat, Sic Bo and Pai Gow Poker. These new Asian gaming amenities in the Casino of the Earth are scheduled to open in the summer of 2007.

A new gaming area that we plan to refer to as the Casino of the Wind also is expected to be developed and located adjacent to the Casino of the Sky. This new area is expected to include approximately 42,000 square feet of gaming space with over 900 slot machines, 10 table games and a specially-themed House of Blues poker room with 45 tables (operated by Mohegan Sun), as well as approximately 20,000-square-feet of new dining and retail amenities. The Casino of the Wind is scheduled to open in the spring of 2008.

With significant construction set to begin in the summer of 2007, Project Horizon is expected to add more than 1.2 million square feet of hotel rooms, gaming space and other new amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,600 units, complemented by approximately 385 table games in total after the expansion. Project costs are estimated to be incurred as follows: fiscal year 2007 $134.0 million, fiscal year 2008 $269.0 million, fiscal year 2009 $242.0 million and fiscal year 2010 $95.0 million.

Connecticut Sun

In January 2003, we formed a wholly owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase, own and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending the seller’s satisfaction of certain conditions.

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, or MCV-PA, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing owns the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing completed the 2006 harness racing season at Pocono Downs in November 2006 and will continue the harness racing activities when the 2007 racing season begins in April 2007. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs was opened to the public in March 2006.

On August 7, 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively.

In September 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB awarded a permanent Category One slot machine license to Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Downs Racing plans to request such an extension from the PGCB as a result of the Phase II development plans described below. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when a Phase I gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.6 million, exclusive of the $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

A Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs is planned for development on land adjacent to the existing gaming location. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, a variety of restaurants, a 300 seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction is expected to commence in the spring of 2007 with a grand opening planned in the summer of 2008. Development of the Phase II facility is anticipated to cost between $140.0 million and $150.0 million.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino would be owned by the Cowlitz Indian Tribe. The Mohegan Tribe is also a member of Salishan-Mohegan. Currently, Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to

Mohegan Ventures—NW and the Mohegan Tribe through Salishan-Mohegan pursuant to the operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be assigned to the Cowlitz Indian Tribe under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

On August 4, 2006, we purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. We designated Mohegan Ventures-NW as a restricted subsidiary under our bank credit facility and certain of the indentures relating to our senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW became a guarantor of our debt obligations under the bank credit facility and certain of our senior and senior subordinated notes.

On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”). The obligations of Salishan-Mohegan under the Salishan Credit Facility are guaranteed by the Mohegan Tribe. In exchange for the Mohegan Tribe’s guarantee of the Salishan Credit Facility, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Mohegan Tribe on October 17, 2006. Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW.

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

Strategy

Our overall strategy is to profit from expanding demand in the gaming market in our market areas as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun, as discussed above. Mohegan Sun’s initial success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional patronage from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe the gaming market in our market areas continues to be strong. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility. We believe our Project Horizon expansion also will enable us to further strengthen our position in the northeastern gaming market by capitalizing on the increasing demand for gaming and non-gaming amenities and providing a premier destination resort that will mitigate impacts from future competition.

With the opening of the Mohegan Sun at Pocono Downs slot machine facility in November 2006, we have taken a significant step in our diversification efforts. After the completion of the Phase II slot machine facility at Mohegan Sun at Pocono Downs expected in the summer of 2008, we believe we will have another first class gaming and entertainment destination in our property portfolio that will enable us to profit from a new gaming market outside of Mohegan Sun.

Market and Competition from Other Gaming Operations

Mohegan Sun and Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the rapid growth of Mohegan Sun, we believe that the gaming market in New England and our remaining market area remains underserved.

The existing gaming industry in our market area is highly competitive. Mohegan Sun currently competes primarily with Foxwoods, which has been in operation for approximately fourteen years and may have greater financial resources and operating experience than us.

Since the completion of Project Sunburst in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun also now competes directly for customers with resort casinos in Atlantic City, New Jersey. Some of these casinos have greater resources, operating experience and name recognition than Mohegan Sun.

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

A number of states, including Maine, Massachusetts, Rhode Island and New York, have considered legalizing one or more forms of commercial casino gaming in one or more locations. We also face existing and future competition in the immediate Pennsylvania gaming market (refer to “Mohegan Sun at Pocono Downs” below). Based on internal analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future.

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

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion is expected to include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in the spring of 2008. On December 8, 2006, the Mashantucket Pequot Tribe and MGM Mirage announced that it has completed agreements to develop the new hotel and casino described above, which will be adjacent to the existing Foxwoods Resort Casino. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a 50,000 square foot clubhouse and subsequently opened eight golf villas and a golf academy.

In June 2002, the Bureau of Indian Affairs, or BIA, granted federal recognition to the Historic Eastern Pequot Tribe by combining the individual applications of the Eastern Pequot Tribe and the Paucatuck Eastern Pequot Tribe. On January 28, 2004, the Schaghticoke Tribe of Kent, Connecticut was granted federal recognition by the BIA. The Historic Eastern Pequot Tribe and the Schaghticoke Tribe had announced intentions to develop casinos in southeastern and western Connecticut, respectively. The State of Connecticut and several other groups formally appealed each of the BIA’s recognition decisions to the Interior Board of Indian Appeals, or IBIA. On May 13, 2005, the IBIA overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe. The recognition decisions were remanded to the United States Secretary of the Interior for reconsideration. On October 12, 2005, the BIA upon reconsideration denied the federal recognition of these two Indian tribes. On January 12, 2006, the Historic Eastern Pequot Tribe filed an appeal with the IBIA seeking to reverse the October 2005 ruling. On January 13, 2006, the IBIA denied the appeal, ruling that it does not have the authority to reconsider the October 2005 decision. The Schaghticoke Tribe also filed an appeal in federal court on January 12, 2006 of the BIA’s October 2005 ruling denying federal recognition to the tribe, which still is pending.

In 2004, the BIA made final determinations denying federal recognition to another Connecticut tribe, the Golden Hill Paugussett Tribe located in Colchester and Trumbull, Connecticut, and to the Hassanamisco Band of the Nipmuc Tribe officially based in Massachusetts. The Hassanamisco Band could pursue land claims in Connecticut if granted federal recognition based upon a significant historical presence within the boundaries of the State of Connecticut. If the Hassanamisco Band were ever to receive federal recognition, it could attempt to develop a casino in northeastern Connecticut near the Connecticut/Massachusetts border. The Hassanamisco Band also has publicized the existence of financial backers for the construction of gaming facilities. These tribes appealed the final determinations to the IBIA in September 2004. In October 2004, the IBIA agreed to accept the Hassanamisco Band’s appeal for federal recognition, but rejected the Golden Hill Paugussetts’ request to reconsider the denial of its federal recognition. On November 29, 2006, as a result of the denial of federal recognition of the Golden Hill Paugussetts, a Connecticut federal district court rejected all remaining land claims filed by the tribe.

Rhode Island

Commercial casino gaming does not exist in Rhode Island, although the state’s two pari-mutuel facilities, Lincoln Greyhound Park and Newport Grand, together offer approximately 4,700 video slot machines.

In July 2005, BLB Investors, LLC, or BLB, announced the completion of its acquisition of Lincoln Park in Lincoln, Rhode Island. An announced $125.0 million expansion is expected to add themed bars, upscale restaurants, a 350 seat buffet, a 2,000 seat entertainment venue and approximately 160,000 square feet to increase video slot machines at the site from 3,000 to 4,750, which has been approved by the Rhode Island legislature. The full expansion is scheduled for completion in 2008; however, the gaming space housing all additional video slot machines is expected to be open in the first quarter of 2007.

In addition to approving the increase in video slots machines at Lincoln Park, the Rhode Island legislature has approved the addition of 800 video slot machines at Newport Grand. In order to gain the approval for the additional video slot machines, among other things, Newport Grand must complete a $20.0 million project for improvements and expansion to the current facilities, including a 90-room hotel. To accommodate the project, Newport Grand sought zoning changes in July 2006 to allow for the expansion; subsequently however, the Newport City Council unanimously rejected changing its zoning ordinances as requested by Newport Grand.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian Tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law. The Narragansett Tribe and an affiliate of Harrah’s Entertainment have pursued a license to operate a casino in West Warwick, Rhode Island, and proposed to build a 12-story, 500-room hotel and 140,000-square-foot casino with 3,500 slot machines, 50 poker tables and 100 other gaming tables on 86 acres of non-tribal land. On June 1, 2006, the Rhode Island state legislature approved a joint resolution requiring a statewide referendum to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe. On November 7, 2006, the amendment to the Constitution was rejected by the Rhode Island voters by an approximately two to one margin. In December 2006, published reports indicated the Narragansett Tribe would again pursue the development of a $50 million to $100 million casino on its tribal lands in Charlestown and has requested a meeting with the Rhode Island Congressional delegation in Washington, D.C. in February 2007.

There are several pending federal recognition petitions from other Rhode Island groups. It is not clear if, or when, federal recognition for these groups will be achieved.

New York

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and from racetracks in New York that operate video lottery terminals, or VLTs. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In addition to these three tribes, other Indian tribes have been pursuing potential casino projects, which if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, racetracks located in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York currently operate an aggregate of approximately 8,900 VLTs.

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino already in operation. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or Sullivan County in the Catskills region of New York. The Governor of New York reached tentative land claim settlements with various tribes and supported legislation for as many as five tribal casinos in the Catskills. However, a 2005 U.S. Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions have dismissed certain of these land claims and stalled negotiations for casino projects in the Catskills, with the exception of the St. Regis Mohawk proposal for a casino in Monticello.

The Seneca Nation opened one of the additional gaming operations authorized by the 2001 legislation, the Seneca Niagara Casino, in December 2002 in Niagara Falls, New York. In May 2004, the Seneca Nation opened its second facility, an approximately 125,000 square foot facility on its reservation in Salamanca, New York. The Seneca Nation also may operate one additional gaming facility in western New York pursuant to an approved gaming compact negotiated with the Governor of New York.

Summarized below is the status of current and potential gaming operations by federally recognized tribes in the State of New York:

•	Oneida Nation—The Oneida Nation of New York operates Turning Stone Casino Resort on its reservation near Syracuse, New York, approximately 270 miles from Mohegan Sun. We believe that Turning Stone Casino Resort currently has approximately 2,100 VLTs, 100 table games, 20 tables for live poker and 350 hotel rooms. Published reports indicate the Oneida Nation has also completed an approximately $308 million expansion effort at Turning Stone, which includes, among other things, the addition of approximately 400 hotel rooms and suites and 30,000 square feet of gaming space. Turning Stone currently draws customers primarily from the Syracuse market. In June 2004, a New York State trial court ruled that the Oneida Gaming Compact with the State of New York was invalid because it had not been approved by the state legislature. In May 2006, the state’s highest court upheld the 2004 lower court decision, and in December 2006, the U.S. Supreme Court declined to hear a further appeal by the Oneida Nation. According to news reports, the NIGC has advised the Oneida Nation that if its compact dispute with the State of New York is not resolved, it may face enforcement actions. Officials for the State of New York and Oneida County are also reported to be considering legal action against the tribe. It is unclear whether any action will ultimately be taken or what the scope of such action may be.

•	St. Regis Mohawk Tribe—On November 2, 2005, in a letter to the BIA, the St. Regis Mohawk Tribe formally abandoned plans for a $500 million casino at Kutsher’s Resort and Country Club in the Catskills (withdrawing its fee to trust application) and resumed its earlier plans for a casino at Monticello Raceway, also located in the Catskills, to be managed by Empire Resorts, Inc. In March 2006, Empire Resorts announced an agreement with the St. Regis Mohawk Tribe to develop the casino resort. Prior agreements for municipal and county assistance and payments in lieu of taxes also have been extended to apply to the St. Regis Mohawk Tribe’s ownership of the approximately 29 acre site in Monticello. Plans for the project include 160,000 square feet of gaming space for 3,500 slot machines and 125 table games, with sufficient space to accommodate an additional 500 slot machines, and a variety of food and beverage offerings and entertainment venues.

In connection with the St. Regis Mohawk Tribe’s application to acquire the Monticello site, the tribe submitted a new Environmental Assessment for the project, which received final approval by the BIA on December 14, 2006. If the Governor of New York concurs with the BIA’s recommendation that the property be taken into trust, then the land may be taken into trust and casino gaming pursued on the site without further legislative approval under existing state law and the existing tribal-state compact between the St. Regis Mohawk Tribe and the State of New York. However, a renegotiation of the tribal-state compact and revenue-sharing agreement is expected and lawsuits from environmentalist groups against the project may occur. The tribe has reported that, assuming no delays from the foregoing and other matters, a groundbreaking for the casino project could potentially take place in the spring of 2007.

•	Seneca Nation—The Seneca Nation reached an agreement with the Governor of New York for a gaming compact that allows the Seneca Nation to operate three casinos, which was approved by the United States Department of the Interior. The Seneca Nation opened one of these three casinos in Niagara Falls in December 2002, in accordance with certain provisions of IGRA that allow gaming on Seneca aboriginal tribal lands. This casino offers full-scale gaming similar to that offered at Mohegan Sun; however, we do not draw a significant number of customers from the Niagara Falls market. In December 2005, the Seneca Nation opened its new $200 million hotel and casino in Niagara Falls. The hotel has 604 rooms, two restaurants, a bar and an event center. The casino provides 35,000 square feet of gaming space, which includes approximately 4,200 slot machines and approximately 100 table games. A temporary facility opened on the Seneca Nation reservation in Salamanca, New York in May 2004, which features approximately 1,800 slot machines and 25 table games. The Seneca Nation began construction on a permanent Salamanca facility in October 2005, which is projected to have 220 hotel rooms and approximately 64,500 square feet of gaming, including at least 2,100 slot machines. The Seneca Nation plans to locate the third casino permitted under its state compact in Buffalo, New York. The construction of the 100,000 square foot facility was anticipated to begin in December 2005. That construction has been delayed due to several legal challenges to the Buffalo project.

•	Cayuga Indian Nation of New York and Seneca-Cayuga Tribe of Oklahoma—These two tribes were plaintiffs in federal land claim litigation (the “Cayuga case”) against the State of New York and others and pursued casino projects in the Catskills after receiving a $247.9 million trial court judgment in their favor in October 2001. In June 2005, the U.S. Court of Appeals for the Second Circuit overturned that judgment, and in May 2006, the U.S. Supreme Court declined to hear the case. As a result, the Cayuga Indian Nation withdrew its land into trust application for the approximately 29 acre site near Monticello Raceway which is now the subject of the St. Regis Mohawk’s application. The Cayuga Indian Nation has filed a separate land into trust application for 125 acres in Cayuga and Seneca counties in central New York, and that application is pending. In 2006, the Seneca-Cayuga Tribe also filed a land into trust application for a 229 acre farm owned by the tribe in Aurelius, New York, in Cayuga County.

•	Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin—In December 2004, the Stockbridge-Munsee Community, Band of Mohican Indians of Wisconsin and the Governor of New York approved an agreement to settle the tribe’s land claims against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement was subject to the approval of federal and state legislatures. As a result of the decision in the Cayuga case, that settlement agreement expired on September 1, 2005 without requisite approvals.

•	Oneida Tribe of Indians of Wisconsin—In December 2004, the Oneida Tribe of Indians of Wisconsin and the Governor of New York approved an agreement to settle the tribe’s land claim against the state and permit the tribe to develop and operate a casino in the Catskills. The agreement was subject to the approval of federal and state legislatures. As a result of the decision in the Cayuga case. That settlement agreement expired on September 1, 2005 without requisite approvals.

•

Shinnecock Tribe—The Shinnecock Tribe has announced that it intends to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to its reservation in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive recognition from the BIA. The Shinnecock Tribe has a pending federal recognition petition. In November 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. Although the federal district court found that the Shinnecock Tribe met the requirements for federal recognition, necessary approvals from the BIA still must be obtained and a 2005 United States Supreme Court decision has called into question the validity of adding land for casino development purposes into original reservation lands. Accordingly, the Shinnecock Tribe’s proposed casino project cannot move forward until the underlying issues regarding federal recognition and land claim status are resolved. In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe is continuing to pursue the federal recognition process before the BIA, which published reports indicate could take several years. On November 28, 2006, a New York federal district court rejected the Shinnecock Tribe’s claim to 3,600 acres in Long Island. However, the tribe has indicated that it will continue to seek the legal right to build a casino on a smaller parcel it already owns on Long Island.

Other tribes also may be attempting to develop various forms of gaming operations in the state of New York. In addition, there are several pending federal recognition petitions from other New York groups, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

In June 2005, MGM Mirage announced a definitive agreement to develop and manage a VLT facility at the Aqueduct horse racing track in Queens, New York, which is one of three thoroughbred tracks owned and operated by the New York Racing Authority (“NYRA”). While the New York racing oversight board approved a construction contract for an $182 million improvement to the Aqueduct race track facility and the installation of 4,500 VLTs in March 2006, the NYRA filed for Chapter 11 bankruptcy protection in November 2006, and the New York State Lottery Board’s inaction on its application for VLTs at Aqueduct was reported as one of the principal reasons for seeking bankruptcy protection. A state panel is reviewing recommendations for new operators of the NYRA facilities, including Aqueduct, Belmont and Saratoga racetracks. MGM Mirage and the NYRA have reported plans to seek assurances from the bankruptcy court and the State Lottery and proceed with plans to open the facility for VLTs in 2007. Empire City at Yonkers Raceway, in Yonkers, New York, opened its new VLT gaming facility in October 2006 and is operating approximately 1,800 machines. It has announced plans to increase the total number of VLTs to 5,500 in the first of two phases of expansion and ultimately up to 7,500 machines as permitted under state law. Given their geographic location within or in close proximity to New York City, the Yonkers and Aqueduct facilities may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

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

Massachusetts

In October 2005, the Massachusetts State Senate approved legislation that would allow up to 2,000 slot machines at each of the state’s four racetracks. However, in April 2006, the Massachusetts House of Representatives rejected this legislation.

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

In March 2006, the Mashpee Wampanoag Tribe received preliminary acknowledgement from the BIA as a federally recognized Indian tribe. The BIA ruled that the tribe met all seven criteria required for federal acknowledgement. A final decision is required by a court-supervised settlement agreement to be issued by March 31, 2007. Published reports indicate the tribe has pledged not to build a casino on its owned land in Cape Cod, but may attempt to acquire other land in Massachusetts for a casino. Development of a casino would be subject to several hurdles, including the negotiation of a gaming compact with the state and the taking of land into trust by the United States Department of Interior on behalf of the tribe.

A separate band of the Nipmuc Tribe, the Chaubunagungamaug Band, also submitted a petition for federal recognition. In June 2004, the BIA made a final determination denying federal recognition to the tribe. In October 2004, the IBIA agreed to accept the Chaubunagungamaug Band’s appeal on the final determination. If this tribe was to receive federal recognition, it would likely attempt to develop a casino in Massachusetts.

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

Several proposed developments and expansions of casino, hotel, retail and entertainment space have also commenced or been completed in Atlantic City. Some of these recent projects include:

•	In 2004, Boyd Gaming and MGM Mirage announced multiple expansions of the Borgata Hotel and Casino which currently features a 40 story hotel with approximately 2,000 rooms and suites, a 135,000 square foot casino and over 4,000 slot machines, restaurants, retail shops, a spa and pool, and entertainment venues. The expansions will add an additional 500,000 square feet to the facility, including more gaming, retail and restaurant space, two additional nightclubs and a new hotel tower, containing approximately 200 luxury time-share condominiums and approximately 600 guest rooms, a new spa, two swimming pools and additional meeting room space. In June 2006, the first phase of the expansion project opened to the public, featuring three new signature restaurants, an upscale food court, 500 slot machines, 45 table games, an 85-table poker room and a new nightclub. The next phase of the expansion, including the new hotel tower described above, is scheduled to open in the fourth quarter of 2007.

•	In mid-2004, Harrah’s Entertainment Inc. began construction on The Pier at Caesars, a $145 million upscale retail, dining, and entertainment facility located on the Atlantic City Boardwalk. The facility will be attached to the Caesars Atlantic City by skywalk. As of the date of this filing, construction on the facility appears to be substantially complete.

•	In July 2006, Morgan Stanley Gaming Cos. Holdings, a subsidiary of Morgan Stanley, purchased a 20 acre parcel located on the Atlantic City Boardwalk for $74 million. Published reports indicate Morgan Stanley plans to build a $1 billion casino resort on this parcel, which will be adjacent to the Showboat, owned by Harrah’s Entertainment, and is expected to announce the hiring of Revel Entertainment to operate the planned casino. Revel Entertainment is a gaming and entertainment company organized by the departing president and chief operating officer of Penn National Gaming, Inc.

•	In September 2006, Wallace Barr, former Chief Executive Officer of Caesar’s, and Curtis Bashaw, former executive director of the New Jersey Casino Reinvestment Development Authority, entered into an agreement to purchase an 11-acre site on the southern edge of the Atlantic City Boardwalk for $85 million. Reports indicate Mr. Barr and Mr. Bashaw plan to develop a new casino on this site.

•	On November 11, 2006, Sands Atlantic City Hotel and Casino was closed, in conjunction with the purchase by Pinnacle Entertainment Inc. of the company that owns the Sands, in anticipation that it will be replaced by a new mega-resort casino-hotel reportedly costing in excess of $1.5 billion, with construction beginning in mid-2008.

In addition, the state legislature has considered adding slot machines or VLTs at the state racetracks.

There are no federally recognized Indian tribes in the state; however, at lease one state tribe, the Unalachtigo Band of the Nanticoke Lenni Lenape Nation, is reportedly seeking federal recognition and possible casino gaming.

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

In November 2005, Penn National Gaming, Inc. opened a temporary slot machine facility in Bangor, Maine, featuring 475 slot machines, with plans to construct a $71.0 million permanent facility that would have a total of approximately 1,500 slot machines. The permanent facility is scheduled to open in the fall of 2007.

In August 2006, the members of the Maine Gambling Control Board adopted a nonbinding resolution calling for a moratorium on any expansion of gambling in the state.

New Hampshire

There are no casinos allowed in New Hampshire and no significant initiatives currently underway to legalize commercial casino gaming. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

Vermont

There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow commercial casino gaming. There are no federally recognized tribes in Vermont, but a petition for federal recognition is pending from the St. Francis/Sokoki Band of Abenakis in Swanton. In November 2005, the BIA made proposed findings to deny federal recognition to the Abenaki Indians due to the failure to meet necessary criteria for federal recognition.

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

In addition to Pocono Downs, there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), and two harness racetracks, the Meadows, located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), and Harrah’s Chester Casino and Racetrack, located in Chester (approximately 115 miles from Pocono Downs). The Pennsylvania State Horse Racing Commission, or the Horse Racing Commission, also has approved a racing license for MTR Gaming to build a thoroughbred racetrack named Presque Isle Downs in Summit Township, near Erie (approximately 325 miles from Pocono Downs). The Horse Racing Commission has not yet selected the proposed or existing property for the final new racing license permitted in Pennsylvania. However, under the Pennsylvania Gaming Act, unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the act, the licensee is not permitted to obtain a slot license.

On September 27, 2006, five of the seven conditional Category One slot machine licenses were granted by the PGCB to the owners of the racetracks that are operating or under construction in Pennsylvania, including Mohegan Sun at Pocono Downs. Another conditional license was awarded to Presque Isle Downs on October 25, 2006. Philadelphia Park became the second racetrack in the Commonwealth of Pennsylvania to offer slot machine gaming to the public, when it opened its 2,200 slot machine gaming facility on December 19, 2006. On December 20, 2006, the PGCB granted permanent Category One slot machine licenses to the six racetracks that had previously received conditional licenses, including Mohegan Sun at Pocono Downs.

Also on December 20, 2006, the PGCB awarded conditional Category Two slot machine licenses for five stand-alone slot facilities, two of which are located in Philadelphia and one of which is located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our future Pocono Downs operations, were as follows:

•	Businessman Louis DeNaples was awarded a conditional slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. According to news reports, Mr. DeNaples’ plans include a 196-room hotel that could include 2,500 slot machines with an anticipated opening date of October 2007. Reports further indicate that by the end of 2008, the facility is anticipated to have been expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and parking and then be further expanded to offer a total of 5,000 slot machines.

•	Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was awarded a conditional slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group has indicated plans for a $600.0 million Phase I project that would offer 3,000 slot machines, a new 300-room hotel, retail shops and restaurants to the public by the summer of 2008 and a future Phase II project that would increase the total number of slot machines to 5,000.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from a VLT gaming facility at Monticello, New York in the Catskills, which features a reported 1,500 VLTs, and any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also could face competition from

Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. On June 9, 2006, Tioga Downs opened its racetrack after renovations, and on July 4, 2006, the track opened its new gaming floor, which includes 750 video lottery terminals.

Mohegan Tribe of Indians of Connecticut

General

The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut, and became a federally recognized Indian tribe in 1994. The Tribe currently has approximately 1,700 members including 1,000 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the War in Iraq. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun and pursuing diversification of its business interests.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council will be elected on a staggered term basis. Effective with the election for the Council of Elders held in October 2004, three elected members of the Council of Elders serve two-year terms and four elected members of the Council of Elders serve four-year terms. Similarly, effective with the Tribal Council election held in August 2005, four elected Tribal Council members serve two-year terms and five elected Tribal Council members serve four-year terms. Thereafter, elected members of both the Council of Elders and the Tribal Council shall serve four-year terms. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council are the same individuals who serve on our Management Board.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 56. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 75. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 54. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 66. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

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

Mohegan Tribal Gaming Authority

We were established by the Tribe in July 1995 with the exclusive power to conduct and regulate gaming activities on tribal lands for the Tribe and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, consisting of the same nine members of the Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. See “—Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors and Executive Officers of the Registrant.”

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

Government Regulation

General

Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, our operations there, as well as our slot machine operations in Pennsylvania at Mohegan Sun at Pocono Downs, are subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. Our operations at Mohegan Sun at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing and simulcasting as well as the slot machine gaming we have recently commenced there. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “—Risk Factors.”

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

In connection with some of our contractual arrangements, including our outstanding indebtedness, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and the Pocono Downs entities agreed to waive our and their respective sovereign immunity, to the extent applicable, from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. 1302 (or any successor statute).

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2006, we believe we were in material compliance with the tribal MICS.

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

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming. The United States Congress has considered legislation that limits and/or prohibits gaming conducted over the Internet. On September 30, 2006, the United States Congress passed legislation restricting Internet gambling by prohibiting the use of credit cards, checks and electronic fund transfers for online gaming. The legislation was signed into law by the President of the United States on October 13, 2006.

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

Pennsylvania Racing Regulation

Our harness racing operations at Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act. Under that law, the Pennsylvania Harness Racing Commission, or Harness Racing Commission, is responsible for, among other things:

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

Pennsylvania Gaming Regulations

Our slot machine operations at Pocono Downs are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, the Pennsylvania Gaming Control Board, or PGCB, is responsible for, among other things:

•	granting permission annually to maintain existing slot machine licenses;

•	approving, after a public hearing, the granting of additional slot machine licenses (to the extent allowed under the Pennsylvania Gaming Act);

•	licensing all officers, directors, gaming officials and certain other employees of a company with slot machine operations; and

•	approving all contracts entered into by a company affecting slot machine operations.

As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of gaming and its freedom from inappropriate or criminal influences. The PGCB has broad authority to regulate in the best interests of gaming and may, to that end, disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission on applicable gaming matters for a variety of reasons. In addition, many of the regulations currently issued by the PGCB are temporary in nature and there is no guarantee that permanent regulations, when issued, will follow the form or content of the temporary regulations currently in effect.

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

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land in Connecticut. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the Mashantucket Pequot Tribe in Connecticut and provide, among other things, as follows:

(1) The Tribe is authorized to conduct on its reservation those Class III gaming activities specifically enumerated in the Mohegan Compact or amendments thereto. The forms of Class III gaming authorized under the Mohegan Compact include (a) specific types of games of chance, (b) video facsimiles of such authorized games of chance (i.e., slot machines), (c) off-track pari-mutuel betting on animal races, (d) pari-

mutuel betting, through simulcasting, on animal races and (e) certain other types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

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

Pocono Downs Purchase Agreement

On October 14, 2004, we entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc., pursuant to which we acquired Pocono Downs, a standardbred harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown) for a purchase price of approximately $280.0 million. On August 7, 2006, we entered into an amendment of the purchase agreement with the seller, pursuant to which, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively.

Management and Development Agreements with Other Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures—NW and the Mohegan Tribe through Salishan-Mohegan pursuant to the operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be assigned to the Cowlitz Indian Tribe under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income from the Menominee Project. The management agreement is subject to approval by the NIGC.

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

Bank Credit Facility

We have a loan agreement for up to $450.0 million, or bank credit facility, from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The bank credit facility provides for a revolving loan and letter of credit capacity of up to $450.0 million and matures on March 31, 2008. As of September 30, 2006, the amount under letters of credit totaled $50.7 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We have $399.3 million available for borrowing under the bank credit facility as of September 30, 2006 (without taking into account covenants under the line of credit discussed below).

In December 2005, we received the requisite consent of our lenders to Amendment No. 4 to the bank credit facility, which provided for an increase in the maximum amount available under letters of credit to $60.0 million. Amendment No. 4 permitted us to establish the $50.0 million letter of credit necessary for the Pennsylvania slot machine licensing process (refer to “Letters of Credit” below).

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities as of September 30, 2006. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our assets to non-guarantor subsidiaries, limit the incurrence by us or our guarantor subsidiaries of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2006, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our Total Leverage Ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2006, we had no base rate loans and LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of September 30, 2006.

2005 6 1/8% Senior Notes

On February 8, 2005, we issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior notes. The 2005 senior notes mature on February 15, 2013. The first call date for the 2005 senior notes is February 15, 2009. Interest on the 2005 senior notes is payable semi-annually on February 15 and August 15. The 2005 senior notes are our uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 senior notes rank equally in right of payment with 50% of our payment obligations under the relinquishment agreement that are then due and owing, and rank senior to the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2005 senior notes.

2001 8 3/8% Senior Subordinated Notes

In July 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8.375% per annum, or the 2001 senior subordinated notes. Interest on the 2001 senior subordinated notes is payable semi-annually on January 1 and July 1. The 2001 senior subordinated notes mature on July 1, 2011. The first call date for the 2001 senior subordinated notes is July 1, 2006. The 2001 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes rank equally with the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. MBC is a guarantor of the 2001 senior subordinated notes.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of our outstanding 2001 senior subordinated notes. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 senior subordinated notes, which eliminated substantially all of the restrictive covenants there under. The aggregate principal amount of 2001 senior subordinated notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 senior subordinated notes remain outstanding as of September 30, 2006.

2002 8% Senior Subordinated Notes

In February 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8.0% per annum, or the 2002 senior subordinated notes. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1 and October 1. The 2002 senior subordinated notes mature on April 1, 2012. The first call date for the 2002 senior subordinated notes is April 1, 2007. The 2002 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2002 senior subordinated notes.

2003 6 3/8% Senior Subordinated Notes

In July 2003, we issued $330.0 million senior subordinated notes with fixed interest payable at a rate of 6.375% per annum, or the 2003 senior subordinated notes. Interest on the 2003 senior subordinated notes is payable semi-annually on January 15 and July 15. The 2003 senior subordinated notes mature on July 15, 2009.

The 2003 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2003 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2003 senior subordinated notes.

2004 7 1/8% Senior Subordinated Notes

In August 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7.125% per annum, or the 2004 senior subordinated notes. The 2004 senior subordinated notes mature on August 15, 2014. The first call date for the 2004 senior subordinated notes is August 15, 2009. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15 and August 15. The 2004 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2004 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2005 senior subordinated notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2004 senior subordinated notes.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15 and August 15. The 2005 senior subordinated notes are our uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2003 senior subordinated notes, the 2004 senior subordinated notes and the remaining 50% of our payment obligations under the relinquishment agreement that are then due and owing. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2005 senior subordinated notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2006, both we and the Tribe were in compliance with all respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from us) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. We guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature no later than January 2013. As of September 30, 2006, $5.0 million was outstanding on the WNBA Note.

Line of Credit

We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined on the basis of our Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2006, we were in compliance with all covenant requirements in the line of credit. As of September 30, 2006, we had $25.0 million available for borrowing under the line of credit.

Mortgage Payable

Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date. In March 2006, Salishan-Mohegan received an extension on the maturity date from March 28, 2006 to March 28, 2007. Refer to “Salishan-Mohegan Bank Credit Facility” below for the payment of this mortgage. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Salishan-Mohegan Bank Credit Facility

On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month LIBOR, plus the applicable spread of 1.25% for base rate loans and 2.25% for LIBOR loans. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off the mortgage payable discussed above under “Mortgage Payable.”

Letters of Credit

As of September 30, 2006, we maintained four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, to satisfy overdue amounts for purses due horsemen at Pocono Downs that may arise and to ensure payment of the $50.0 million license fee due upon issuance of a Pennsylvania Category One Slot Machine

License for Mohegan Sun at Pocono Downs (refer to Note 18 of the consolidated financial statements included in this Form 10-K). The letters of credit expire on August 31, 2007, January 25, 2007, November 11, 2006 and December 26, 2006, respectively, subject to renewals. As of September 30, 2006, no amounts were drawn on the letters of credit.

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

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2006, 2005 and 2004, any material costs related to compliance with environmental requirements with respect to the site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several recognized environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. We implemented a comprehensive plan to mitigate and resolve these conditions. As of September 30, 2006, we have an estimated remaining obligation of approximately $202,000.

Employees and Labor Relations

As of September 30, 2006, Mohegan Sun employed approximately 8,500 full-time employees, and 1,900 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2006, Pocono Downs employed approximately 260 full time employees, and 190 seasonal and part-time employees. Certain of our Pocono Downs employees are represented under collective bargaining agreements between Downs Racing, the International Union of Operating Engineers Local Union 542C (“Local Union 542C”) and Teamsters Local No. 401 (“Local No. 401”). The agreement with Local Union 542C expires on March 31, 2007 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on December 31, 2006 and relates to truck drivers and maintenance employees.

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

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2006, we had outstanding debt totaling $1.23 billion. In addition, as of September 30, 2006, we had borrowing capacity under the bank credit facility and line of credit of up to $399.3 million in total, of which no amounts were drawn.

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

An entity’s ability to enforce their rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and the Pocono Downs entities, to the extent applicable.

Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and the Pocono Downs entities, to the extent applicable, each have sovereign immunity and may not be sued without our and their respective consents, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and the Pocono Downs entities, to the extent applicable, each have granted a limited waiver of sovereign immunity and consent to suit in connection with some of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, an entity could be precluded from judicially enforcing their rights and remedies. With limited exceptions, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and the Pocono Downs entities have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an entity may not have any remedy against us, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf or the Pocono Downs entities for violations of federal securities laws.

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

Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of our other subsidiaries that are not guarantors, the Tribe or its other affiliates.

We, the Tribe and our wholly owned subsidiaries may not be subject to the federal bankruptcy laws, which could impair the ability of our creditors to be repaid from the sale of our assets if we are unwilling or unable to meet our debt service obligations.

We, the Tribe and our wholly owned subsidiaries may not be subject to the federal bankruptcy laws. No assurance can be given that, if an event of default occurs, a forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently no guiding precedents for the interpretation of Tribal law. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land.

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

Our success depends in large part on the continued service of key management personnel, particularly Mitchell Grossinger Etess, Chief Executive Officer of the Authority and Chief Executive Officer and President of Mohegan Sun, Jeffrey E. Hartmann, Chief Operating Officer of the Authority and Executive Vice President and Chief Operating Officer of Mohegan Sun, Leo M. Chupaska, Chief Financial Officer of the Authority and Mohegan Sun, and Robert J. Soper, President and Chief Executive Officer of the Pocono Downs entities. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel, excluding Mr. Soper, currently are retained pursuant to five-year employment agreements for Mr. Etess and Mr. Hartmann, which expire on December 31, 2011, and a three-year employment agreement for Mr. Chupaska, which expires on December 31, 2008. Each of these agreements includes a provision for automatic renewal for an additional term of five years. Mr. Soper and the Management Board are currently in the process of finalizing the terms of a new employment agreement.

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

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several recognized environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. We implemented a comprehensive plan to mitigate and resolve these conditions. As of September 30, 2006, we have an estimated remaining obligation of approximately $202,000.

Notwithstanding the foregoing, we cannot assure you that:

•	the various environmental reports or any other existing environmental studies prepared with respect to these sites revealed all environmental liabilities;

•	any prior owners or tenants did not create any material environmental condition not known to us;

•	future laws, ordinances or regulations will not impose any material environmental liability; or

•	a material environmental condition does not otherwise exist on any site.

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

The following summarizes the material risks we face as a result of existing and potential competition that may affect our results of operations at Mohegan Sun. A more extensive discussion of the competitive landscape affecting Mohegan Sun can be found under “Market and Competition from Other Gaming Operations.” In addition, our harness racing, and potential slot machine, operations at Pocono Downs are subject to competition in Pennsylvania and southeastern New York, as described below under “—Risks Related to Our Pocono Downs Operations”

We face intense competition in our target market from Foxwoods Resort Casino.

The existing gaming industry in our market areas is highly competitive. Mohegan Sun primarily competes with Foxwoods, operated by the Mashantucket Pequot Tribe. Foxwoods is approximately ten miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately fourteen years and may have greater financial resources and operating experience than us.

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a 21,000 square foot spa, a 5,000-seat theater, a 50,000 square foot ballroom, a 2,900 car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion will include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in the spring of 2008. On December 8, 2006, the Mashantucket Pequot Tribe and MGM Mirage announced that it has completed agreements to develop the new hotel and casino described above, which will be adjacent to the existing Foxwoods Resort Casino. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a 50,000 square foot clubhouse and subsequently opened eight golf villas and a golf academy.

In addition to Foxwoods, we also face competition from existing casino and other gaming operations elsewhere in our market areas.

Since the completion of Project Sunburst in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun also now competes directly for customers with resort casinos in Atlantic City, New Jersey. Many of these casinos have greater resources, operating experience and name recognition than Mohegan Sun. Moreover, public announcements, including those by Boyd Gaming, Pinnacle Entertainment and MGM, indicate that several Atlantic City properties are undergoing renovation and expansion, which could make them more attractive destinations and divert potential customers from Mohegan Sun.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and from racetracks and other facilities in New York and Rhode Island that operate video gaming machines. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. The St. Regis Mohawk Tribe has a pending land-into-trust application with the Bureau of Indian Affairs, which, if approved, would allow for the conversion of approximately 29 acres at the Monticello Raceway in Monticello, New York into a tribal-owned casino. In addition to these three tribes, other Indian tribes have announced potential casino projects, which, if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, eight thoroughbred and harness racetracks located in various parts of the state of New York, including Yonkers Raceway in Yonkers and Aqueduct Raceway in Queens, currently operate an aggregate of approximately 8,900 video gaming machines, and two facilities located in Rhode Island operate an aggregate of approximately 4,700 video gaming machines.

New market entrants in our market areas could adversely affect our operations and our ability to meet our financial obligations.

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

In addition, a number of states, including Maine, Massachusetts, Rhode Island and New York, have considered or are considering legalization of one or more forms of commercial casino gaming by non-Indians in one or more locations. Based on internal analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by other federally recognized Indian tribes, individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenue and operating results that could affect adversely our cash flows.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between May and August. Similarly, the heaviest gaming activity has occurred at Mohegan Sun between May and August. As a result of these seasonal fluctuations, we likely will continue to experience seasonal variations in our quarterly revenue and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenue and operating results could affect adversely our overall financial condition.

Negative conditions affecting the lodging industry may have an adverse affect on our revenue and cash flows.

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

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA five percent of the revenues (as defined in the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2006, we paid $74.6 million in relinquishment payments.

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

Failure to complete Project Horizon's planned construction within its budget and on time with minimal disruption to existing operations could adversely affect the financial condition of the Authority.

The anticipated construction costs and completion dates for Project Horizon are based on budgets, design documents and schedule estimates prepared by the Authority with the assistance of architects and contractors. Construction projects such as Project Horizon are inherently subject to significant development and construction risks, which could cause unanticipated cost increases. These include the following:

•	escalation of construction costs above anticipated amounts;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters;

•	labor disputes; and

•	geological, construction, demolition, excavation and/or equipment problems.

Furthermore, although construction activities related to Project Horizon have been planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt Mohegan Sun's current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction of Project Horizon will not have a material adverse effect on the Authority's results of operations.

The risks associated with operating an expanded facility and managing its growth could have a material adverse effect on Mohegan Sun's future performance.

Mohegan Sun, when Project Horizon is completed, will have a larger amount of gaming space, more entertainment venues and retail space, as well as a new hotel. There can be no assurance that the Authority will be successful in integrating the new amenities into Mohegan Sun's current operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on the Authority's results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

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

A change in our current tax-exempt status, and that of our subsidiaries, could have a material adverse effect on our ability to meet our debt service obligations.

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe, MBC, Mohegan Ventures-NW and the Pocono Downs entities are not subject to federal income taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

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

Risks Related to Our Pocono Downs Operations

If we are not able to develop a Phase II slot machine facility at Pocono Downs on time or on budget, we may not be able to achieve necessary returns from the Pocono Downs acquisition.

We anticipate total costs to develop a Phase II slot machine facility at Pocono Downs of approximately $140.0 million to $150.0 million, in addition to total estimated costs incurred for the development of the Phase I facility of approximately $72.6 million and the slot machine license fee of $50.0 million paid in October 2006. Our estimates assume that we will begin construction of a Phase II facility in the spring of 2007 and complete it in the summer of 2008. Failure to complete the Phase II slot machine facility within budget or on schedule could prevent us from achieving necessary returns from the Pocono Downs acquisition and, accordingly, may have a material adverse effect on our financial condition, results of operations or liquidity.

The adoption of modifications relating to the Pennsylvania Gaming Act could result in changes to the rules and regulations under which gaming is conducted in the Commonwealth, which in turn could negatively impact our operations and expected profitability.

It has been reported that there may be attempts to amend the Pennsylvania Gaming Act in future legislative sessions. As with any gaming operation, changes in applicable laws or regulations could limit or materially affect the types of gaming we may conduct or the services we may provide, at Pocono Downs. In addition, several legal challenges have been filed in both state and federal court challenging various provisions of the Pennsylvania Gaming Act. If any legislation or legal challenges were to succeed, our ability to develop a Phase II slot machine facility and continue to operate a gaming site at Pocono Downs could be adversely affected.

Construction difficulties may delay our projected opening of the Phase II facility and could prevent us from achieving our operating projections.

Construction projects like this one are inherently subject to significant development and construction risks, all of which could cause unanticipated delays or cost increases. These include the following:

•	regulatory approvals;

•	escalation of construction costs above anticipated amounts;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters;

•	labor disputes; and

•	geological, construction, demolition, excavation and/or equipment problems.

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

In addition to Pocono Downs, there are two thoroughbred racetracks, Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs) and Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), and two harness racetracks, the Meadows, located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), and Harrah’s Chester Casino and Racetrack, located in Chester (approximately 115 miles from Pocono Downs). The Horse Racing Commission also has approved a racing license for MTR Gaming to build a thoroughbred racetrack named Presque Isle Downs in Summit Township, near Erie (approximately 325 miles from Pocono Downs). The Horse Racing Commission has not yet selected the proposed or existing property for the final new racing license permitted in Pennsylvania. However, under the Pennsylvania Gaming Act, unless the developer of a proposed horse racetrack had received approval for a racing license within the 18 months immediately preceding the passage of the act, the licensee is not permitted to obtain a slot license.

On September 27, 2006, five of the seven conditional Category One slot machine licenses were granted by the PGCB to the owners of the racetracks that are operating or under construction in Pennsylvania, including Mohegan Sun at Pocono Downs. Another conditional license was awarded to Presque Isle Downs on October 25, 2006. Philadelphia Park became the second racetrack in the Commonwealth of Pennsylvania to offer slot machine gaming to the public, when it opened its 2,200 slot machine gaming facility on December 19, 2006. On December 20, 2006, the PGCB granted permanent Category One slot machine licenses to the six racetracks that had previously received conditional licenses, including Mohegan Sun at Pocono Downs.

Also on December 20, 2006, the PGCB awarded conditional Category Two slot machine licenses for five stand-alone slot facilities two of which are located in Philadelphia and one of which is located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our future Pocono Downs operations, were as follows:

•	Businessman Louis DeNaples was awarded a conditional slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. According to news reports, Mr. DeNaples’ plans include a 196-room hotel that could include 2,500 slot machines with an anticipated opening date of October 2007. Reports further indicate that by the end of 2008, the facility is anticipated to have been expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and parking and then be further expanded to offer a total of 5,000 slot machines.

•	Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was awarded a conditional slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group has indicated plans for a $600.0 million Phase I project that would offer 3,000 slot machines, a new 300-room hotel, retail shops and restaurants to the public by the summer of 2008 and a future Phase II project that would increase the total number of slot machines to 5,000.

In addition to the other slot facilities in Pennsylvania, Pocono Downs may face competition from a VLT gaming facility at Monticello, New York in the Catskills, which features a reported 1,500 VLTs, and any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also could face competition from

Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. On June 9, 2006, Tioga Downs opened its racetrack after renovations, and on July 4, 2006, the track opened its new gaming floor, which includes 750 video lottery terminals.

We are uncertain of the impact these racetracks and planned commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

We may experience difficulties in completing the integration of the Pocono Downs operations.

The complete integration of a new business involves risks which may be costly and may adversely affect us. These risks include, among others:

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

Our operations of the Pocono Downs business subject us to regulation by the Pennsylvania Gaming Control Board and Pennsylvania’s State Harness Racing Commission.

As owners and operators of the Mohegan Sun at Pocono Downs gaming and entertainment facility offering slot machine gaming, live harness racing and off-track wagering in the Commonwealth of Pennsylvania, we are subject to extensive state regulation by the PGCB, the Harness Racing Commission and other state regulatory bodies such as the liquor control board. Applicable rules and regulations may require that we obtain a variety of registrations, permits and approvals to conduct our operations. Regulatory bodies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke a license to conduct our operations as we intend to conduct them. We cannot assure you that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our business in Pennsylvania as we intend to conduct it. Any of these events, or any changes in applicable laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Pocono Downs.

Under the Pennsylvania Gaming Act, the PGCB has broad authority to regulate gaming activities. Slot machine gaming is a new industry in Pennsylvania and many of the regulations issued by the PGCB to date are temporary in nature. Additional regulations and permanent regulations are expected to be issued by the PGCB. Such additional or permanent regulations could adversely affect our gaming operations at Pocono Downs.

Assessments for regulatory costs may negatively impact our operating results.

Under the Pennsylvania Gaming Act, the Pennsylvania Department of Revenue and the PGCB have the right to assess certain regulatory costs against slot machine operators. At this time, the amount of such costs and the allocation methodology for assessing licensed facilities has not been determined. Once determined, these assessments could adversely affect our operating results at Pocono Downs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mohegan Sun is located on 240 acres of the Tribe’s approximately 507-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land located in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, New York, 100 miles from Boston, Massachusetts, 45 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

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

In connection with the purchase of the Pocono Downs entities, we acquired Pocono Downs, a harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania. The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Mohegan Sun at Pocono Downs, the first slot machine facility in the Commonwealth of Pennsylvania, was opened at the Pocono Downs racetrack in November 2006. In addition, we also acquired the OTW facilities located in Carbondale, Erie and Lehigh Valley (Allentown), and we lease the East Stroudsburg and Hazleton facilities. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Prior to our acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc., or MTR, and Presque Isle Downs Inc., or PID, and collectively with MTR, Presque Isle, for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to our subsidiary, Downs Racing, L.P., upon our acquisition of the Pocono Downs entities. Accordingly, Presque Isle will be required to make the $7.0 million payment to Downs Racing, L.P. upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. If the receipt of slot machine revenues triggers the $7.0 million payment, then MTR has the right to delay such $7.0 million payment until the earlier to occur of (i) the first anniversary of the first receipt of revenue from slot machine operations or (ii) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania. After receipt of the $7.0 million payment, Downs Racing, L.P. will be required to discontinue its OTW operations in Erie, Pennsylvania and convey the Erie OTW facility to Presque Isle as soon as commercially reasonable. The PGCB granted a conditional license to PID in October 2006 to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania, which is scheduled to open in February 2007.

Salishan-Mohegan owns land in Clark County, Washington for the purposes of developing a casino to be owned by the Cowlitz Indian Tribe. Mohegan Ventures-NW is a wholly-owned subsidiary of the Authority. The rights to the land shall be assigned to the Cowlitz Indian Tribe upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being taken into trust by the United States Department of the Interior.

In November 2006, we formed Mohegan Golf to purchase, own and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending the seller’s satisfaction of certain conditions.

Item 3. Legal Proceedings.

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by January 16, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. We cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to us, our financial position, results of operations and cash flows could be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not issued or sold any equity securities.

Item 6. Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2006, 2005 and 2004 and as of September 30, 2006 and 2005, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 2003 and 2002 and as of September 30, 2004, 2003 and 2002 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2006		2005	2004		2003		2002
Operating Results:
Gross revenues	$1,551,331		$1,456,753	$1,367,933		$1,280,440		$1,121,060
Promotional allowances	(124,917)		(125,148)	(111,007)		(102,952)		(88,167)

Net revenues	$1,426,414		$1,331,605	$1,256,926		$1,177,488		$1,032,893

Income from operations (1)	$249,379		$139,364	$246,617		$241,333		$213,680
Total other expense (2)	(94,882	)(3)	(116,211)	(143,748	)(4)	(145,648	)(5)	(113,648)

Income from continuing operations before minority interest	154,497		23,153	102,869		95,685		100,032
Minority interest	420		514	18		—		—

Income from continuing operations	154,917		23,667	102,887		95,685		100,032
Loss from discontinued operations	—		—	—		—		—

Net income	$154,917		$23,667	$102,887		$95,685		$100,032

Other Data:
Interest expense, net of capitalized interest	$90,928		$88,011	$78,970		$83,492		$76,635
Capital expenditures	$101,920		$50,991	$30,680		$30,277		$224,743
Net cash flows provided by operating activities	$250,877		$248,304	$214,776		$195,484		$183,699

Balance Sheet Data:
Total assets	$1,914,357		$1,856,868	$1,579,705		$1,658,511		$1,714,055
Long-term debt and capital lease obligations	$1,225,804		$1,226,348	$1,003,051		$1,101,649		$1,052,173

(1)	Total operating costs and expenses included in income from operations includes non-cash relinquishment liability reassessment charges of $39.4 million, $123.6 million and $3.9 million for the 2006, 2005 and 2004 fiscal years and non-cash relinquishment liability reassessment credits of $22.7 million and $19.6 million for the 2003 and 2002 fiscal years. A discussion of this charge and our accounting for the relinquishment liability may be found under Notes 2 and 13 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(2)	For the fiscal years ended September 30, 2006, 2005, 2004, 2003, and 2002, total other expense includes $30.7 million, $27.5 million, $29.9 million, $33.6 million and $36.3 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found under Notes 2 and 13 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(3)	Includes a non-cash gain of $24.5 million from a settlement on the Pocono Downs purchase agreement in August 2006. A discussion of this transaction may be found under Note 3 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(4)	Includes a loss on extinguishment of debt of $34.1 million. The loss is comprised of a tender premium of $31.0 million, a write-off of unamortized debt issuance costs of $3.5 million and other transaction costs of approximately $1.1 million, offset by a net gain of $1.5 million from the recognition of the remaining net deferred gain on the sale of related derivative instruments.
(5)	Includes a loss on extinguishment of debt of $27.4 million. The loss is comprised of a tender premium of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs of approximately $200,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this Annual Report on Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.”

Overview

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, located in Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, as well as five off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A via a four-lane access road. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including an approximately 1,200-room luxury hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

The Casino of the Earth has approximately 179,500 square feet of gaming space and offers:

•	approximately 3,800 slot machines and 195 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar that opened in July 2005, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,400 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•	food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 29 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

On November 16, 2006, we announced our plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. This expansion is expected to include a new 1,000-room hotel, including 300 House of Blues-themed hotel rooms and a 7,500-square-foot House of Blues Foundation Room, which will be owned and operated by Mohegan Sun. The hotel is expected to open in two phases—the 700 Mohegan Sun rooms are expected to open in the spring of 2010 and the 300 House of Blues rooms are expected to open in the summer of 2010.

We plan to connect the new hotel tower to the Sky hotel at Mohegan Sun as well as the winter section of the Casino of the Earth with approximately 115,000 square feet of new retail and restaurant space, including a new Japanese restaurant, an American contemporary restaurant and a new family-style Italian restaurant. The new restaurant area is expected to be complemented by approximately 40,000 square feet of new retail space and a 30,000 square-foot recreation lounge featuring bowling and billiards. This expansion also is expected to include a new 1,500 person capacity House of Blues Music Hall and a new 300 seat casual dining House of Blues restaurant. All of these components are scheduled to open in the fall of 2009.

Project Horizon also is expected to expand the amenities offered to the Asian clientele at Mohegan Sun, including a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong” Street food outlet and 12,000-square-feet of gaming space offering 46 table games such as Baccarat, Sic Bo and Pai Gow Poker. These new Asian gaming amenities in the Casino of the Earth are scheduled to open in the summer of 2007.

A new gaming area that we plan to refer to as the Casino of the Wind also is expected to be developed and located adjacent to the Casino of the Sky. This new area is expected to include approximately 42,000 square feet of gaming space with over 900 slot machines, 10 table games and a specially-themed House of Blues poker room with 45 tables (operated by Mohegan Sun), as well as approximately 20,000-square-feet of new dining and retail amenities. The Casino of the Wind is scheduled to open in the spring of 2008.

With significant construction set to begin in the summer of 2007, Project Horizon is expected to add more than 1.2 million square feet of hotel rooms, gaming space and other new amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,600 units, complemented by approximately 385 table games in total after the expansion. Project costs are estimated to be incurred as follows: fiscal year 2007 $134.0 million, fiscal year 2008 $269.0 million, fiscal year 2009 $242.0 million and fiscal year 2010 $95.0 million.

Connecticut Sun

In January 2003, we formed a wholly owned subsidiary, the Mohegan Basketball Club LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase, own and operate a golf course in southeast Connecticut, for $4.4 million. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut. Closing of the acquisition is pending the seller’s satisfaction of certain conditions.

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, or MCV-PA, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing owns the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing completed the 2006 harness racing season at Pocono Downs in November 2006 and will continue the harness racing activities when the 2007 racing season begins in April 2007. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs was opened to the public in March 2006.

On August 7, 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively.

In September 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB awarded a permanent Category One slot machine license to Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Downs Racing plans to request such an extension from the PGCB as a result of the Phase II development plans described below. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when a Phase I gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.6 million, exclusive of the $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

A Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs is planned for development on land adjacent to the existing gaming location. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, a variety of restaurants, a 300 seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction is expected to commence in the spring of 2007 with a grand opening planned in the summer of 2008. Development of the Phase II facility is anticipated to cost between $140.0 million and $150.0 million.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino would be owned by the Cowlitz Indian Tribe. The Mohegan Tribe is also a member of Salishan-Mohegan. Currently, Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures–NW and the Mohegan Tribe through Salishan-Mohegan pursuant to the operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be assigned to the Cowlitz Indian Tribe under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

On August 4, 2006, we purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. We designated Mohegan Ventures-NW as a restricted subsidiary under our bank credit facility and certain of the indentures relating to our senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW became a guarantor of our debt obligations under the bank credit facility and certain of our senior and senior subordinated notes.

On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”). The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. In exchange for the Mohegan Tribe’s guarantee of the Salishan Credit Facility, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Mohegan Tribe on October 17, 2006. Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW.

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

Results of Operations

Summary Operating Results

As of September 30, 2006, we own and operate the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operate a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 16 to the consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Dollar Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Net revenues:
Mohegan Sun	$1,392,958	$1,305,686	$1,256,926	$87,272	$48,760	6.7%	3.9%
Pocono Downs (1)	33,456	25,919	—	7,537	25,919	29.1%	—

Total	$1,426,414	$1,331,605	$1,256,926	$94,809	$74,679	7.1%	5.9%

Income (loss) from operations:
Mohegan Sun	$267,415	$150,914	$251,455	$116,501	$(100,541)	77.2%	-40.0%
Pocono Downs (1)	(7,400)	(67)	—	(7,333)	(67)	10,944.8%	—
Corporate expenses	(10,636)	(11,483)	(4,838)	$847	$(6,645)	-7.4%	137.4%

Total	$249,379	$139,364	$246,617	$110,015	$(107,253)	78.9%	-43.5%

Net income	$154,917	$23,667	$102,887	$131,250	$(79,220)	554.6%	-77.0%

(1)	Acquired January 25, 2005

The important factors and trends that most contributed to our financial performance for the fiscal years ended September 30, 2006, 2005 and 2004, are as follows:

•	the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in our table games and slot revenue growth rates for the fiscal years ended September 30, 2006, 2005 and 2004;

•	the strong utilization of the private high limit table games suite that was opened in the Sky hotel at Mohegan Sun in June 2006, which contributed $11.7 million to table games revenues in fiscal 2006;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•	the optimization of hotel occupancy rates through extending offers to Player’s Club members which led to higher gaming and non-gaming revenues;

•	the utilization of technologies to improve the productivity and efficiencies of our Mohegan Sun labor force;

•	the continuation of a cost reduction program at Mohegan Sun which targets expenditures that grow at substantially faster rates than net revenues, such as certain promotional costs;

•	the non-cash relinquishment liability reassessment charges of $39.4 million and $123.6 million for the fiscal years 2006 and 2005, respectively, which significantly increased our operating costs and expenses from fiscal year 2004;

•	execution of planned developments at Mohegan Sun at Pocono Downs, which negatively impacts income from operations due to pre-opening and other costs and expenses necessary to market and facilitate future operations; and

•	the non-cash non-operating gain of $24.5 million from a settlement on the Pocono Downs purchase agreement discussed above under “Mohegan Sun at Pocono Downs,” which resulted in a significant non-recurring increase in net income for the 2006 fiscal year.

Net revenues for the fiscal year ended September 30, 2006 increased primarily as a result of a 6.2% growth in gaming and a 5.3% growth in non-gaming revenues at Mohegan Sun, and an increase in net revenues associated with a full year of operations at Pocono Downs and the OTWs acquired in January 2005. The increase in net revenues for the fiscal year ended September 30, 2006 was also due to a decrease in promotional allowances discussed below under “Promotional Allowances” compared to the prior fiscal year.

Net revenues for the fiscal year ended September 30, 2005 increased primarily as a result of the growth of 6.8% in gaming revenues and 4.8% in non-gaming revenues at Mohegan Sun and the addition of $22.9 million in harness racing and off-track wagering revenues from Pocono Downs and the OTWs acquired in January 2005. The increase in net revenues was partially offset by an increase in promotional allowances discussed below under “Promotional Allowances” for the fiscal year ended September 30, 2005 compared to the prior fiscal year.

Income from operations for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased as a result of the growth in net revenues and a significant decrease in the non-cash relinquishment liability reassessment charge, as more fully described below under “Operating Costs and Expenses.” Our operating margin or income from operations as a percentage of net revenues, for the fiscal year ended September 30, 2006 increased to 17.5% from 10.5% for the fiscal year ended September 30, 2005. This increase was primarily due to the decrease in the non-cash relinquishment liability reassessment charge, greater employee productivity and the cost reduction programs at Mohegan Sun mentioned above, which enabled Mohegan Sun to have a 19.2% operating margin for the fiscal year ended September 30, 2006 compared to 11.6% for the fiscal year ended September 30, 2005.

Income from operations for the fiscal year ended September 30, 2005 decreased significantly as compared to the prior fiscal year as a result of a $123.6 million non-cash relinquishment liability reassessment charge, as more fully described below under “Operating Costs and Expenses”. The reassessment charge had the effect of substantially increasing operating costs and expenses, which was partially offset by the increase in net revenues.

Net income for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased primarily due to the increase in income from operations at Mohegan Sun and a $24.5 million gain recorded in connection with the amendment of the agreement by which we acquired Pocono Downs, as more fully described above under “Mohegan Sun at Pocono Downs.”

Net income for the fiscal year ended September 30, 2005 compared to the prior fiscal year decreased primarily due to the decrease in income from operations resulting from the reassessment of the relinquishment liability discussed above, and an increase in interest expense of $9.0 million offset by a decrease of $33.9 million in the loss on early extinguishment of debt due to refinancings discussed below under “Other Income (Expense)”.

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Dollar Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Gaming	$1,282,768	$1,202,196	$1,125,145	$80,572	$77,051	6.7%	6.8%
Food and beverage	96,046	92,180	89,850	3,866	2,330	4.2%	2.6%
Hotel	50,818	50,058	52,035	760	(1,977)	1.5%	-3.8%
Retail, entertainment and other	121,699	112,319	100,903	9,380	11,416	8.4%	11.3%

Total	$1,551,331	$1,456,753	$1,367,933	$94,578	$88,820	6.5%	6.5%

The table below summarizes the percentage of gross revenues from each of our four revenue sources:

	For the Fiscal Years Ended September 30,
	2006	2005	2004
Gaming	82.7%	82.5%	82.2%
Food and beverage	6.2%	6.3%	6.6%
Hotel	3.3%	3.5%	3.8%
Retail, entertainment and other	7.8%	7.7%	7.4%

Total	100.0%	100.0%	100.0%

The following table presents data related to our gaming revenues (in millions, except where noted):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Slot handle	$10,540	$10,182	$10,294	$358	$(112)	3.5%	-1.1%
Gross slot revenues	$905	$861	$833	$44	$28	5.1%	3.4%
Net slot revenues	$876	$834	$809	$42	$25	5.0%	3.1%
Weighted average number of slot machines (in units)	6,201	6,233	6,224	(32)	9	-0.5%	0.1%
Gross slot hold percentage	8.6%	8.5%	8.1%	0.1%	0.4%	1.2%	4.9%
Gross slot win per unit per day (in dollars)	$400	$379	$366	$21	$13	5.5%	3.6%
Table games drop	$2,305	$2,086	$1,952	$219	$134	10.5%	6.9%
Table games revenues	$366	$334	$306	$32	$28	9.6%	9.2%
Weighted average number of table games (in units)	300	294	285	6	9	2.0%	3.2%
Table games hold percentage (1)	15.9%	16.0%	15.7%	-0.1%	0.3%	-0.6%	1.9%
Table games revenue per unit per day (in dollars)	$3,341	$3,114	$2,938	$227	$176	7.3%	6.0%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased due to continued growth in net slot revenues and table games revenues at Mohegan Sun. The increase in net slot revenues and table games revenues, and higher win or revenue per unit for both slot machines and table games, resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs. The increase in gaming revenues was also due to the contribution of $11.7 million in table games revenues from the new private high limit table games suite discussed above under “Summary Operating Results” and an increase in harness racing and off-track wagering revenues of $6.9 million, or 30.1%, as a result of a full year of operations at Pocono Downs and the OTW facilities acquired on January 25, 2005. We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2006 of 2.3%, with Mohegan Sun increasing its market share to 52.7% for the fiscal year ended September 30, 2006 from 51.3% for the prior fiscal year. The State of Connecticut reported slot revenues of $1.72 billion and $1.68 billion for the fiscal years ended September 30, 2006 and 2005, respectively.

Gaming revenues for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased due to continued growth in net slot revenues and table games revenues and the addition of $22.9 million in harness racing and off-track wagering revenues as a result of the operations of Pocono Downs and the OTWs acquired in January 2005. The increase in net slot revenues and table games revenues resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market. We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2005 of 2.9%. The State of Connecticut reported slot revenues of $1.68 billion and $1.63 billion for the fiscal years ended September 30, 2005 and 2004, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased as a result of a $3.1 million increase in gross beverage revenues and an $818,000 increase in gross food revenues. The increase in beverage revenues was due primarily to an increase in the number of events and ticket sales at the Mohegan Sun Arena in fiscal 2006, as discussed below. The increase in food revenues was due to a slight increase in the number of meals served, or food covers, and the average price per meal at Mohegan Sun. The average price per meal was $13.13 and $13.09 for the fiscal years ended September 30, 2006 and 2005, respectively. The increase in food and beverage revenues was also a result of a full year of operations of the food and beverage outlets at the Pocono Downs properties acquired in January 2005.

Food and beverage revenues for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased primarily as a result of the addition of $1.9 million in food and beverage revenues associated with the operation of the food and beverage outlets at the Pocono Downs properties. Mohegan Sun experienced a slight increase in food and beverage revenues due to a 5.8% increase in beverage revenues attributed to increased visitation at the casino, offset by a 0.4% decrease in food revenues due to the closure of the Mohegan Territory and Chief’s Deli restaurants in the Casino of the Earth for part of the fiscal year. The new Uncas American Indian Grill opened to the public in July 2005 in the space formerly occupied by these restaurants. The average price per meal at Mohegan Sun was $13.09 and $13.05 for the fiscal years ended September 30, 2005 and 2004, respectively.

The following table presents data related to our hotel revenues:

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Rooms occupied	400,200	398,600	375,100	1,600	23,500	0.4%	6.3%
Average daily room rate (ADR)	$120	$118	$132	$2	$(14)	1.7%	-10.6%
Occupancy rate	93.3%	92.9%	87.1%	0.4%	5.8%	0.4%	6.7%
Revenue per available room (REVPAR)	$112	$110	$115	$2	$(5)	1.8%	-4.3%

Hotel revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased slightly due to our yield management strategy evidenced by the increase in hotel occupancy, which we believe contributes to growth in gaming, food and beverage and retail, entertainment and other revenues at Mohegan Sun.

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

Retail, entertainment and other revenues increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year as a result of the increase in entertainment revenues at Mohegan Sun of $16.1 million, or 52.8%, offset by a decrease in retail revenues at Mohegan Sun of $6.4 million, or 10.7%, due to changes in promotions offered to Mohegan Sun Player’s Club members. The increase in entertainment revenues was primarily due to a 30.6% increase in Mohegan Sun Arena ticket sales and a 21.6% increase in average price for Arena tickets due to an increased number of headliner shows.

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

Promotional Allowances

The retail value of providing promotional allowances at Mohegan Sun is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Dollar Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Food and beverage	$46,894	$44,757	$43,393	$2,137	$1,364	4.8%	3.1%
Hotel	17,356	16,292	14,166	1,064	2,126	6.5%	15.0%
Retail, entertainment and other	60,667	64,099	53,448	(3,432)	10,651	-5.4%	19.9%

Total	$124,917	$125,148	$111,007	$(231)	$14,141	-0.2%	12.7%

The estimated cost of providing promotional allowances at Mohegan Sun is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Dollar Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Food and beverage	$48,352	$44,877	$42,837	$3,475	$2,040	7.7%	4.8%
Hotel	8,734	7,731	5,916	1,003	1,815	13.0%	30.7%
Retail, entertainment and other	46,874	49,372	42,496	(2,498)	6,876	-5.1%	16.2%

Total	$103,960	$101,980	$91,249	$1,980	$10,731	1.9%	11.8%

Promotional allowances decreased for the fiscal year ended September 30, 2006 compared to the prior fiscal year as a result of a significant decrease in retail complimentaries due to a reduction in gas and other retail coupons offered to casino patrons, offset by: 1) increased redemption of entertainment complimentaries at Mohegan Sun resulting from higher attendance and retail prices of tickets due to the increased number of headliner shows at the Mohegan Sun Arena as discussed above; 2) an increase in food and beverage complimentaries at Mohegan Sun due to the increase in attendance at the Arena and a change in promotional programs to offer more food and beverage complimentaries and offer less retail complimentaries as discussed above; and 3) an increase in hotel complimentaries due to the yield management strategy described above.

Promotional allowances for the fiscal year ended September 30, 2005 compared to the prior fiscal year increased due primarily to the increase in redemption of retail, entertainment and other complimentaries at Mohegan Sun. The increase in retail, entertainment and other promotional allowances was due primarily to increases in Player’s Club points and coupons redeemed at retail outlets owned and operated by Mohegan Sun, including the Mohegan Sun gasoline and convenience center.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004	Dollar Variance		Percentage Variance
				06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Gaming	$722,206	$684,640	$631,498	$37,566	$53,142	5.5%	8.4%
Food and beverage	49,710	45,216	43,264	4,494	1,952	9.9%	4.5%
Hotel	16,883	16,114	15,440	769	674	4.8%	4.4%
Retail, entertainment and other	43,370	35,442	41,870	7,928	(6,428)	22.4%	-15.4%
Advertising, general and administrative	201,589	186,805	175,907	14,784	10,898	7.9%	6.2%
Corporate expenses	10,558	11,465	4,838	(907)	6,627	-7.9%	137.0%
Pre-opening costs and expenses	5,130	1,257	—	3,873	1,257	308.1%	—
Depreciation and amortization	88,182	87,678	93,595	504	(5,917)	0.6%	-6.3%
Relinquishment liability reassessment	39,407	123,624	3,897	(84,217)	119,727	-68.1%	3,072.3%

Total	$1,177,035	$1,192,241	$1,010,309	$(15,206)	$181,932	-1.3%	18.0%

Gaming costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of higher labor costs, slot win contribution to the State of Connecticut and other operating costs commensurate with higher gaming revenues, increased costs related to a higher amount of certain complimentaries and special promotions offered to casino patrons and enhancements in our targeted direct marketing programs and an increase in gaming expenses associated with a full year of harness racing and OTW operations at the Pocono Downs properties acquired in January 2005; partially offset by a decrease in outside retail redemption costs due to changes in promotional programs offered to casino patrons. The increase in labor costs included an increase in bonus expenses as a result of our successful fiscal 2006 operating results and in commemoration of the casino’s ten-year anniversary. Slot win contribution payments to the State of Connecticut totaled $226.3 million and $215.2 million for the fiscal years ended September 30, 2006 and 2005, respectively. Despite the increases mentioned above, efficiencies achieved in Mohegan Sun gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.9 % for the fiscal year ended September 30, 2005 to 56.3% for the fiscal year ended September 30, 2006.

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

Food and beverage costs and expenses increased for fiscal year ended September 30, 2006 compared to the prior fiscal year due to higher direct labor and other operating costs to support the increase in food and beverage revenues and the continuous improvements of our food and beverage services at Mohegan Sun, and an increase in food and beverage expenses associated with a full year of operations of the food and beverage outlets at the Pocono Downs properties acquired on January 25, 2005. The increase in food and beverage revenues was partially offset by a higher amount of food and beverage costs being allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Food and beverage costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year due to the addition of $1.9 million in expenses related to the operation of the food and beverage outlets at the Pocono Downs properties. Food and beverage expenses at Mohegan Sun increased slightly as a result of higher direct labor and other operating costs commensurate with the growth in food and beverage revenues, offset by a higher amount of food and beverage costs allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year as a result of increased labor and other operating costs, including significant costs for the replacement of hotel room supplies, partially offset by increased hotel complimentaries, resulting in a higher amount of hotel costs and expenses being allocated to gaming costs and expenses.

Hotel costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as a result of higher labor and other operating costs related to the increase in occupied rooms, partially offset by increased hotel complimentaries for the fiscal year ended September 30, 2005, resulting in higher hotel costs and expenses recorded in gaming costs and expenses as compared to the prior fiscal year ended September 30, 2004.

Retail, entertainment and other costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily due to a substantial increase in entertainment expenses due to the increased number of headliner shows at the Mohegan Sun Arena, partially offset by a decrease in retail expenses due to the change in promotional programs offered to casino patrons and an increase in entertainment complimentaries, resulting in a higher amount of entertainment costs and expenses being allocated to gaming costs and expenses.

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

Advertising, general and administrative costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of increased labor, utility costs, property maintenance and other costs necessary to support Mohegan Sun operations. The increase in advertising, general and administrative costs and expenses was also due to an increase in advertising, general and administrative costs and expenses associated with a full year of operations of our Pocono Downs properties acquired on January 25, 2005.

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

Corporate costs and expenses decreased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of reduced headcount, professional costs related to compliance with the Sarbanes-Oxley Act of 2002 and other corporate expenditures.

Corporate costs and expenses increased for the fiscal year ended September 30, 2005 compared to the prior fiscal year primarily as a result of increased labor and professional costs associated with the continued formation of our corporate structure and expenses incurred in complying with the Sarbanes-Oxley Act of 2002.

Pre-opening costs and expenses for the fiscal years ended September 30, 2006 and 2005 were comprised of personnel, consulting and other costs associated with the development plans for Mohegan Sun at Pocono Downs, as described above under “Mohegan Sun at Pocono Downs”.

Depreciation and amortization for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased primarily due to a full year of depreciation related to our Pocono Downs property and equipment acquired on January 25, 2005 and the placement of new capital assets into service at Mohegan Sun at Pocono Downs, including a new simulcast facility, during fiscal year 2006.

Depreciation and amortization for the fiscal year ended September 30, 2005 decreased primarily due to an increase in fully depreciated assets and the timing of placement of new capital assets into service.

Relinquishment liability reassessment for the fiscal year ended September 30, 2006 decreased significantly compared to the reassessment in the prior fiscal year, which had the effect of substantially decreasing our operating expenses. The relinquishment liability reassessment charge in fiscal year 2006 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the period in which the relinquishment agreement applies, as more fully described below.

Our accounting policy is to reassess the relinquishment liability at least annually in conjunction with our budgeting process or upon an event which, in our estimation, would materially increase or decrease projected revenues over the relinquishment period. In October 2006, our Management Board approved an expansion of Mohegan Sun referred to as “Project Horizon.” As a result of this decision and a review of potential competition in the Northeast gaming market impacting future Mohegan Sun revenues, we concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining period of the agreement, which expires on December 31, 2014, would increase by approximately $878.2 million, thereby increasing the related relinquishment liability, resulting in a non-cash relinquishment liability charge of $39.4 million for the fiscal year ended September 30, 2006.

Relinquishment liability reassessment for the fiscal year ended September 30, 2005 increased significantly compared to the reassessment in the prior fiscal year, with a corresponding impact on our operating expenses. The relinquishment liability reassessment charge in fiscal year 2005 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the period in which the relinquishment agreement applies. On May 13, 2005, the IBIA overturned the federal recognition of the Historic Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. These decisions were remanded to the United States Secretary of the Interior for reconsideration. We concluded this ruling was not substantive enough to warrant a reassessment of the relinquishment liability at that time. However, on October 12, 2005, the BIA upon reconsideration denied the federal recognition of these two Indian tribes which had expressed interest in building casinos in the close proximity of Mohegan Sun in Connecticut. As a result of this decision and other developments involving the revaluation of the impact of potential competition in the northeastern United States gaming market, we concluded that it was appropriate to increase our projected revenues at Mohegan Sun over the remaining period to which the relinquishment agreement applies by approximately $3.2 billion. This increase in projected revenues substantially increased the related relinquishment liability, resulting in a non-cash relinquishment liability charge of $123.6 million for the fiscal year ended September 30, 2005.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2006	2005	2004	06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Accretion of discount to the relinquishment liability (1)	$(30,707)	$(27,466)	$(29,939)	$(3,241)	$2,473	11.8%	-8.3%
Interest income (2)	2,245	673	232	1,572	441	233.6%	190.1%
Interest expense, net of capitalized interest	(90,928)	(88,011)	(78,970)	(2,917)	(9,041)	3.3%	11.4%
Loss on early extinguishment of debt	—	(280)	(34,138)	280	33,858	-100.0%	-99.2%
Other income (expense), net	24,508	(1,127)	(933)	25,635	(194)	-2,274.6%	20.8%

Total	$(94,882)	$(116,211)	$(143,748)	$21,329	$27,537	-18.4%	-19.2%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Cowlitz Indian Tribe related to the Cowlitz Project, as more fully described in Note 15 to the consolidated financial statements in this Form 10-K.

Interest expense, net of capitalized interest, increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily due to increases in weighted average outstanding debt and weighted average interest rate, partially offset by the capitalization of $1.2 million in interest costs during the construction phase at Pocono Downs. The weighted average outstanding debt was $1.25 billion for the fiscal year ended September 30, 2006 versus $1.21 billion for the fiscal year ended September 30, 2005. The increase in weighted average outstanding debt was due to a full year of outstanding debt in fiscal 2006 related to the acquisition of Pocono Downs and the five OTW facilities in January 2005. The weighted average interest rate was 7.4% for the fiscal year ended September 30, 2006 compared to 7.3% for the fiscal year ended September 30, 2005.

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

Other income for the fiscal year ended September 30, 2006 related primarily to a $24.5 million gain recorded in connection with the August 2006 amendment of the agreement by which we acquired Pocono Downs. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively. The gain recorded in fiscal year 2006 represents the present value of the payment stream for these installments.

Other expense for the fiscal years ended September 30, 2005 and 2004 related primarily to the loss on disposal of property and equipment.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in April and ending in November. Accordingly, the results of operations for the fiscal year ended September 30, 2006 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2006	2005	2004	06 vs. 05	05 vs. 04	06 vs. 05	05 vs. 04
Net cash provided by operating activities	$250,877	$247,075	$214,805	$3,802	$32,270	1.5%	15.0%
Net cash used in investing activities	(100,781)	(335,178)	(32,188)	234,397	(302,990)	-69.9%	941.3%
Net cash provided by (used in) financing activities	(147,275)	99,734	(195,087)	(247,009)	294,821	-247.7%	-151.1%

Net increase (decrease) in cash and cash equivalents	$2,821	$11,631	$(12,470)	$(8,810)	$24,101	-75.7%	-193.3%

As of September 30, 2006 and September 30, 2005, we held cash and cash equivalents of $75.2 million and $72.4 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the fiscal year ended September 30, 2006 is attributable primarily to the increase in operating income after adjustments for non-cash items, partially offset by lower working capital requirements.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in financing activities for the fiscal year ended September 30, 2006 is attributable primarily to a change in debt activity from total net borrowings of $213.2 million for the fiscal year ended September 30, 2005 to total debt payments of $15.0 million for the fiscal year ended September 30, 2006. The change in debt activity and decrease in cash used in investing activities for the fiscal year ended September 30, 2006 is attributable primarily to the acquisition of Pocono Downs in fiscal 2005 for approximately $280.0 million.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2006, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. As of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of each of these notes, except for the 2001 senior subordinated notes guaranteed exclusively by MBC. Refer to Note 8 to our consolidated financial statements in this Form 10-K for a further discussion of these notes.

In November 2006, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from BB- to B+ and the credit rating on our senior subordinated notes from B+ to B, primarily to reflect an increase in our projected ratio of debt to earnings related to the additional financings needed to fund the Project Horizon expansion at Mohegan Sun and the development plans at Pocono Downs. Moody’s Investors Services maintained its rating of Baa2 on our 2005 senior notes and its rating of Ba2 on our senior subordinated notes following our announcement of the Project Horizon expansion, but has issued a credit watch on our notes based on the explanation provided above.

Bank Credit Facility. We have a loan agreement for up to $450.0 million, or bank credit facility, from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The bank credit facility provides for a revolving loan and letter of credit capacity of up to $450.0 million and matures on March 31, 2008. As of September 30, 2006, the amount under letters of credit totaled $50.7 million, of which no amount was drawn (refer to “Letters of Credit” below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We have $399.3 million available for borrowing under the bank credit facility as of September 30, 2006 (without taking into account covenants under the line of credit discussed below). We expect to close on a new $1.0 billion revolving bank credit facility in January 2007, which will replace our current bank credit facility.

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

We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities as of September 30, 2006. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our assets to non-guarantor subsidiaries, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2006, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our Total Leverage Ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2006, we had no base rate loans and LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of September 30, 2006.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined on the basis of our Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2006, we were in compliance with all covenant requirements in the line of credit. As of September 30, 2006 we had $25.0 million available for borrowing under the line of credit.

Letters of Credit. As of September 30, 2006, we maintain four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, to satisfy overdue amounts for purses due horsemen at Pocono Downs and to ensure payment of the $50.0 million license fee upon issuance of a Pennsylvania Category One Slot Machine License for Mohegan Sun at Pocono Downs (refer to Note 18 to our consolidated financial statements in this Form 10-K). The letters of credit expire on August 31, 2007, January 25, 2007, November 11, 2006 and December 26, 2006, respectively, subject to renewals. As of September 30, 2006, no amounts were drawn on the letters of credit.

Salishan Credit Facility. On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009.

The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month LIBOR, plus the applicable spread of 1.25% for base rate loans and 2.25% for LIBOR loans. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $101.9 million for the fiscal year ended September 30, 2006, compared to $51.0 million for the fiscal year ended September 30, 2005. These capital expenditures were an aggregate of the following:

•	Maintenance capital expenditures at Mohegan Sun totaled $44.4 million and $45.4 million for the fiscal years ended September 30, 2006 and 2005, respectively. For the fiscal year ended September 30, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility. For the fiscal year ended September 30, 2005, these expenditures were for the general maintenance of the Mohegan Sun facility and construction of the Uncas American Indian Grill.

•	Capital expenditures at Pocono Downs totaled $44.4 million and $5.1 million for the fiscal years ended September 30, 2006 and 2005, respectively, which were comprised primarily of construction costs for the renovation and expansion of the existing grandstand and infrastructure related improvements at Mohegan Sun at Pocono Downs, including capitalized interest. Capitalized interest totaled approximately $1.2 million and $21,000 for the fiscal years ended September 30, 2006 and 2005, respectively.

•	Capital expenditures for the Corporate segment were $13.1 million for the fiscal year ended September 30, 2006 which primarily includes the purchase of land intended to be used as the site for a casino to be owned by the Cowlitz Indian Tribe, as described above under “Other Diversification Projects.” Capital expenditures were $476,000 for the fiscal year ended September 30, 2005 which were primarily for the establishment of temporary offices for corporate employees.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2007 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Mohegan Sun-Project Horizon,” are budgeted to be $75.1 million, which are expected to be comprised of the following:

•	Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $45.1 million for the purchase of information system security technology, server replacements, surveillance technology improvements, slot machines and back up power improvements.

•	Property renovation expenditures are expected to be approximately $30.0 million for the addition of new slot machines in the Casinos of the Earth and Sky replacing certain cage and cashiering stations that are no longer needed due to changes in redemption technology, for conversion of the Cabaret lounge into a semi-private gaming area scheduled to be completed in February 2007 and for a complete renovation of all guest rooms in the Sky hotel scheduled to be completed by June 2007.

We anticipate that we will spend approximately $134.0 million in fiscal year 2007 ($740.0 million in total) on the Project Horizon expansion, as discussed above under “Mohegan Sun—Project Horizon.”

Capital expenditures for the Pocono Downs racetrack site are anticipated to be approximately $68.0 million for the 2007 fiscal year, comprised primarily of approximately $28.0 million and $38.0 million in development costs to complete the Phase I slot machine facility and to begin construction on the Phase II facility discussed above under “Mohegan Sun at Pocono Downs,” respectively. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the PGCB.

We anticipate the development of the Phase I facility will cost approximately $72.6 million in total, which does not include the $50.0 million one-time slot machine license fee, and we plan to spend approximately $140.0 million to $150.0 million on the development of the Phase II facility as discussed above under “Mohegan Sun at Pocono Downs.”

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon and Phase II at Pocono Downs through a new $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks. The new facility will replace our current $450.0 million bank credit facility and is expected to close in January 2007.

Interest Expense

For the fiscal years ended September 30, 2006, 2005 and 2004, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004
Bank credit facility	$3,463	$7,337	$6,850
1999 8 1/8% senior notes	284	1,219	13,730
2005 6 1/8% senior notes	15,355	9,826	—
1999 8 3/4% senior subordinated notes	—	—	134
2001 8 3/8 % senior subordinated notes	1,369	1,431	10,697
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	21,038	20,979	21,037
2004 7 1/8% senior subordinate notes	15,987	16,031	2,583
2005 6 7/8% senior subordinate notes	10,341	6,617	—
WNBA note	336	271	205
Line of credit	515	504	179
Interest settlement—derivative instruments	—	—	(2,552)
Reclassification of derivative instrument losses to earnings	—	—	303
Amortization of net deferred gain on settlement of derivative instruments	444	711	(117)
Amortization of debt issuance costs	2,976	3,106	5,921
Capitalized interest	(1,180)	(21)	—

Total interest expense, net of capitalized interest	$90,928	$88,011	$78,970

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $75.0 million for fiscal year

2007. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the further development of a Phase II facility are anticipated to be funded through the new bank credit facility and additional borrowings, as necessary (refer to “Sources of Funding for Capital Expenditures” above). As of September 30, 2006, we had $399.3 million available for borrowing under our current bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

	Total	Payments due by period
Contractual Obligations (in thousands)		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,228,895	$3,550	$332,000	$18,345	$875,000
Interest payments on long-term debt (3)	506,481	84,517	168,571	126,237	127,156

Total	$1,735,376	$88,067	$500,571	$144,582	$1,002,156

(1)	Amounts represent payment obligations from October 1, 2006 to September 30, 2007.
(2)	Long-term debt includes maturities scheduled as of September 30, 2006 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, but excludes interest payments. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K.
(3)	Includes interest payments expected to be paid on long-term debt as of September 30, 2006, pursuant to respective debt agreements. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2006 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Slot Win Contributions (2)	$234,427	$470,126	$483,018	$1,340,185
Relinquishment commitments (3)	78,901	158,977	159,859	273,175
Priority distributions (4)	16,829	35,387	37,826	106,364
Town of Montville commitment (5)	500	1,000	1,000	2,500

Total	$330,657	$665,490	$681,703	$1,722,224

(1)	Amounts represent payment commitments from October 1, 2006 to September 30, 2007.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K.

(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 12 to our consolidated financial statements in this Annual Report on Form 10-K. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.39%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, relinquishment liability, accruals for unredeemed Player’s Club points, self-insurance, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described above under “Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

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

Derivative Instruments

At times, we use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly. We did not have any derivative instruments as of September 30, 2006.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately.

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

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments.

The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by January 16, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. We cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to us, our financial position, results of operations and cash flows could be adversely affected.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year financial statement misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. We do not believe the application of this guidance will have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of September 30, 2006, we had no amounts drawn under the bank credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of September 30, 2006.

The following table provides information as of September 30, 2006 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of September 30, 2006.

	Expected Maturity Date						Total	Fair Value
	2007	2008	2009	2010	2011	Thereafter
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$2,550	$—	$330,000	$—	$16,345	$875,000	$1,223,895	$1,220,326
Average interest rate	9.5%	—	6.4%	—	8.4%	7.0%	6.9%

Variable Rate	$1,000	$1,000	$1,000	$1,000	$1,000	$—	$5,000	$5,000
Average interest rate	6.7%	6.6%	6.0%	6.2%	6.3%	—	6.3%

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We are governed by a nine-member Management Board, consisting of the nine members of the Tribal Council. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The members as of September 30, 2006 and their terms were as follows: Bruce S. Bozsum, Ralph James Gessner, Jr., Mark W. Hamilton, Marilynn R. Malerba and William Quidgeon, Jr. each will serve four-year terms expiring in October 2009, while Mark F. Brown, Roland J. Harris, Roberta J. Harris-Payne and Allison D. Johnson each would serve two-year terms expiring in October 2007. Upon expiration of their respective terms, the eligible voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Effective December 11, 2006, Roland J. Harris resigned from his position in the Tribal Council, and therefore the Management Board to accept a position as Senior Vice President of Project Management at the Authority. The Tribe will hold a special election to fill the Tribal Council vacancy created by Mr. Harris' resignation within sixty days following the effective date of his resignation.

Management Board and Executive Officers

The following table provides information with respect to (i) the members of the Management Board and (ii) each of the executive officers of Mohegan Tribal Gaming Authority, Mohegan Sun and the Pocono Downs entities.

Name	Age	Position
Bruce S. Bozsum	46	Chairman and Member, Management Board
Marilynn R. Malerba	53	Vice Chairwoman and Member, Management Board
Roberta J. Harris-Payne	56	Corresponding Secretary and Member, Management Board (1)
Allison D. Johnson.	36	Recording Secretary and Member, Management Board (1)
William Quidgeon, Jr	44	Treasurer and Member, Management Board (1)
Mark F. Brown	49	Member, Management Board (1)
Mark W. Hamilton	53	Member, Management Board (1)
Ralph James Gessner, Jr	37	Member, Management Board
Mitchell Grossinger Etess	48	Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann Leo M. Chupaska	44 58	Chief Operating Officer, Mohegan Tribal Gaming Authority Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	34	President and Chief Executive Officer of the Pocono Downs entities

(1)	Designates a member of the Audit Committee.

Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and the Management Board effective October 4, 2004. He was re-elected in October 2005, at which time he was elected Chairman of the Management Board. Mr. Bozsum previously served as the Manager of Cultural and Community Programs for the Tribe from 2000 to 2004, and was responsible for educational outreach programs, the annual Wigwam Festival and Cultural Week. Previously, he worked as a Floor Supervisor for the Tribe's High Stakes Bingo operation.

Marilynn R. Malerba—Ms. Malerba was first seated on the Tribal Council and the Management Board and was elected Vice-Chairwoman of the Management Board in October 2005. Ms. Malerba served as the Director and later Executive Director of the Tribe's Health and Human Services Department from 1997 until 2005. Ms. Malerba was responsible for the development of the programs that directly benefit the Tribe’s membership. Prior to her employment with the Tribe, Ms. Malerba held director and manager positions with Lawrence & Memorial Hospital in New London, Connecticut, and currently serves on its Board of Directors.

Roberta J. Harris-Payne—Ms. Harris-Payne was first seated on the Tribal Council and the Management Board in October 2005. Ms. Harris-Payne served as a Career Development Coordinator within the Tribal government and as a Tribal Employments Rights Ordinance commissioner from August 2004 to October 2005. Ms. Harris-Payne worked in the Human Resources Department at Mohegan Sun, from 2000 to 2004, serving as a Preference/Employment Specialist. Ms. Harris is a graduate of Eastern Connecticut State University with a degree in Education and English. Ms. Harris-Payne is the sister of Roland J. Harris.

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

Mark W. Hamilton—Mr. Hamilton served as Mohegan Sun's General Counsel/Vice President for nine years prior to being seated on the Tribal Council and the Management Board in October 2005. As General Counsel, he was responsible for reviewing and approving contractual agreements, establishing guidelines and procedures for legal issues related to operations, patrons, vendors and regulating agencies, overseeing the legal staff and budget preparation. Prior to his employment with Mohegan Sun, Mr. Hamilton worked as an attorney in a private practice.

Ralph James Gessner, Jr.—Mr. Gessner brings nine years of casino experience to his first term on the Management Board. Prior to being seated on the Tribal Council and the Management Board in October 2005, Mr. Gessner served as Executive Host at Mohegan Sun beginning in 1997, was promoted to Manager and then Director of Executive Hosts and finally to Vice President of Casino Marketing. Prior to his work at Mohegan Sun, Mr. Gessner worked as a marketing associate for a food service company after graduating from the University of Southwestern Louisiana with a bachelor's degree in hotel and restaurant management.

Mitchell Grossinger Etess—Mr. Etess assumed the role of Chief Executive Officer of the Authority in May 2006, while continuing in his current role as President and Chief Executive Officer of Mohegan Sun. Mr. Etess has served as the President and Chief Executive Officer of Mohegan Sun since August 2004. Prior to that, Mr. Etess served as Executive Vice President of Marketing of the Authority. Mr. Etess served as the Authority’s Executive Vice President of Marketing from October 1999 to August 2004 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with Mohegan Sun, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann assumed the role of Chief Operating Officer of the Authority in May 2006, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun. Mr. Hartmann has served as the Executive Vice President and Chief Operating Officer of Mohegan Sun since August 2004. Prior to that, Mr. Hartmann served as Executive Vice President, Finance and the Chief Financial Officer of the Authority. Mr. Hartmann has 15 years of experience in the casino and hotel industry. Mr. Hartmann served as the Authority’s Executive Vice President of Finance and Chief Financial Officer from October 1999 through August 2004 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

Leo M. Chupaska—Mr. Chupaska assumed the role of Chief Financial Officer of Mohegan Sun in May 2006, while continuing in his current role as Chief Financial Officer of the Authority. Mr. Chupaska has served as the Chief Financial Officer of the Authority since August 2004. Prior to this position, Mr. Chupaska served as Chief Financial Officer of the Tribe from September 1996 through August 2004, and was a member of the Financial Advisory Committee of the Authority’s Audit Committee. Prior to joining the Tribe, Mr. Chupaska served as Director of Financial Services for Lawrence and Memorial Hospital in New London, Connecticut. Mr. Chupaska is a certified public accountant.

Robert J. Soper—Mr. Soper has served as the President and Chief Executive Officer of the Pocono Downs entities since January 2005. Prior to assuming this position, Mr. Soper served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney for the Tribe from 1997 to 2001.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance applicable provisions of the Exchange Act. The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members, and accordingly no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from the Authority.

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

Item 11. Executive Compensation

Compensation of the Management Board

We do not directly compensate the individual members of the Management Board. The Tribe compensates members of the Management Board for the services they render as members of the Tribal Council and as members of the Management Board. The members of the Management Board received the following amounts for their services as members of the Management Board for fiscal year 2006: Bruce S. Bozsum, $143,000; Marilynn R. Malerba, $129,000; Roberta J. Harris-Payne, $103,000; Allison D. Johnson, $103,000; William Quidgeon, Jr., $103,000; Mark F. Brown, $142,000; Roland J. Harris, $142,000; Mark W. Hamilton, $103,000; and Ralph James Gessner, Jr., $103,000. In addition, the Tribe paid life insurance premiums on behalf of Mark F. Brown and Roland J. Harris in fiscal year 2006, to maintain life insurance on each of these members in the amount of $500,000.

Compensation of Executive Officers

Effective May 4, 2006, William J. Velardo, former Chief Executive Officer of the Authority, resigned in order to accept an offer of employment in his original home of Las Vegas, Nevada. As a result of his resignation, Mitchell Grossinger Etess assumed the role of Chief Executive Officer of the Authority, while continuing in his current role as President and Chief Executive Officer of Mohegan Sun. In addition, Jeffrey E. Hartmann assumed the role of Chief Operating Officer of the Authority, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun, while Leo M. Chupaska assumed the role of Chief Financial Officer of Mohegan Sun, while continuing in his current role as Chief Financial Officer of the Authority. These transitions became effective May 4, 2006.

The compensation of Mr. Etess, Mr. Hartmann and Mr. Chupaska has been determined in accordance with their employment agreements, which were approved by the Management Board in July 2006. A description of the existing agreements is provided below. Mr. Soper is not currently compensated under an employment agreement, however, the Management Board and Mr. Soper are currently in the process of finalizing the terms of a new employment agreement. Anthony Patrone, Senior Vice President of Marketing of Mohegan Sun, is being compensated under an employment agreement approved by the Chief Executive Officer of the Authority.

The following table sets forth the compensation paid to the Chief Executive Officer of the Authority and each of the other four most highly compensated officers for fiscal year 2006, referred to collectively as the named executive officers:

SUMMARY COMPENSATION TABLE

	Fiscal Year		Annual Compensation							All Other Compensation (1)
			Salary		Bonus		Other Annual Compensation (2)			Life Insurance		401(k) Plan Matching Contributions			Retirement Plan Contributions
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority	2006 2005 2004		$ $ $	895,000 771,000 666,000	$ $ $	408,000 273,000 214,000	$ $ $	14,000 13,000 13,000		$ $ $	30,000 30,000 30,000	$ $ $	6,300 6,300 6,200		$ $ $	600 600 600

William J. Velardo Former Chief Executive Officer, Mohegan Tribal Gaming Authority	2006 2005 2004	(3)	$ $ $	798,000 1,142,000 1,115,000	$ $ $	125,000 373,000 325,000	$ $ $	30,000 29,000 28,000		$ $ $	64,000 63,000 64,000	$ $ $	7,300 9,300 6,200	(4) (4)	$ $ $	400 600 600

Jeffrey E. Hartmann Chief Operating Officer, Mohegan Tribal Gaming Authority	2006 2005 2004		$ $ $	818,000 712,000 648,000	$ $ $	390,000 255,000 207,000	$ $ $	11,000 11,000 11,000		$ $ $	24,000 24,000 24,000	$ $ $	6,300 6,300 6,200		$ $ $	600 600 600

Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority	2006 2005 2004	(5)	$ $ $	570,000 372,000 14,000	$ $ $	285,000 369,000 —	$ $ $	1,000 — —		$ $ $	2,000 1,000 —	$ $ $	6,300 6,200 400		$ $ $	600 600 600

Robert J. Soper President and Chief Executive Officer, Mohegan Sun at Pocono Downs	2006 2005 2004		$ $ $	323,000 307,000 204,000	$ $ $	106,000 50,000 45,000	$ $ $	— — —		$ $ $	— — —	$ $ $	6,300 6,300 6,100		$ $ $	600 600 600

Anthony Patrone Senior Vice President of Marketing, Mohegan Sun	2006 2005 2004	(6)	$ $ $	281,000 48,000 —	$ $ $	120,000 — —	$ $ $	— 77,000 —	(7)	$ $ $	— — —	$ $ $	2,100 — —		$ $ $	600 — —

(1)	Represents our payment of premiums on life insurance policies for which the employee is the owner and beneficiary, employer matching contributions and our other contributions on the employee’s behalf to the Mohegan Retirement and 401(k) Plan.
(2)	Represents our reimbursement for the payment of income taxes pertaining to certain life insurance benefits for our chief executive officers, chief operating officer and chief financial officer.
(3)	Represents compensation paid from October 1, 2005 through May 3, 2006 (date of resignation).
(4)	Includes 401(k) catch-up contributions of $1,000 and $3,000 for the 2006 and 2005 fiscal years, respectively.
(5)	Represents compensation paid from date of hire through September 30, 2004.
(6)	Represents compensation paid from date of hire through September 30, 2005.
(7)	Represents our reimbursement for certain relocation expenses and the income taxes pertaining to these expenses.

Employment Agreements

On July 28, 2006, we entered into new employment agreements with each of Mitchell Grossinger Etess, Chief Executive Officer of the Authority, Jeffrey E. Hartmann, Chief Operating Officer of the Authority, and Leo M. Chupaska, Chief Financial Officer of the Authority. These agreements replaced existing employment agreements with each executive. The terms of the agreements for Messrs. Etess and Hartmann commenced as of May 8, 2006 and expire December 31, 2011, with an annual base salary of $1,010,326 and $955,206, respectively, subject to annual increases effective each January 1st of no less than 5% of base salary. The term of Mr. Chupaska’s agreement commenced as of October 1, 2005 and expires December 31, 2008, with an annual salary of $547,000, subject to annual increases effective each January 1st of no less than 5% of base salary. Each agreement contains an automatic renewal for an additional term of five years unless either party provides notice to the other on or before the 120th day prior to the end of the agreement’s stated term of an intention to terminate at the stated termination date. Each employee also is entitled to receive an annual bonus no later than October 31st of not less than 33 1/3% of his then current annual base salary in effect for the period for which the annual bonus is to be paid.

Each employment agreement provides that, if the employee is terminated for cause (as defined in each agreement) or if the employee terminates his employment voluntarily, then the employee will not be entitled to any further compensation. If the employee is terminated other than for cause, then the employee will be entitled to receive his annual salary plus an annual bonus equal to 33 1/3% of his annual salary from the date of termination to the expiration date of the agreement. In addition, if either were terminated other than for cause on or before December 31, 2010, we would pay to Mr. Etess or Mr. Hartmann all or a portion of the penalty incurred by the executive for early withdrawal of his deferred compensation, together with amounts, if any, equal to the amount of income taxes payable by the executive in connection with his receipt of such payments from us.

These employment agreements further provide that the applicable employee may not, without prior written consent, compete with us in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of employment. Also, during this period, the applicable employee may not hire or solicit our employees or encourage any such employees to leave employment with us.

On December 20, 2006, we entered into an employment agreement with Anthony Patrone. Under the employment agreement, Mr. Patrone is entitled to receive an annual base salary of $330,750. The employment agreement provides that if Mr. Patrone is terminated for cause, then he will not be entitled to any further compensation. If Mr. Patrone voluntarily terminates his employment and provides the required 60-day written notice, then we will pay his base salary for 60 days following his resignation, so long as he remains in compliance with all of the other covenants under the agreement. If Mr. Patrone is terminated other than for cause, then he will receive his base salary for a one year period and a lump sum payment of $25,000 for relocation expenses.

The employment agreements further provide that Mr. Patrone may not, without our prior written consent, compete with us in specified states in the northeastern United States during the term of his employment and for a one-year period following termination of his employment. Also, during this period, Mr. Patrone may not hire or solicit our other employees or encourage any such employees to leave employment with us. Under this employment agreement, Mr. Patrone may not disclose any of our confidential information while employed by us or thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions

Transactions between the Tribe, the Authority and the Authority’s Subsidiaries

On August 4, 2006, we purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Other Diversification Projects—Cowlitz Project” for a further description of this transaction and other transactions with Salishan-Mohegan.

Transactions with Management and Others

Two Management Board members, Mark Hamilton and James Gessner, Jr. were employees of the Authority prior to their seating as Management Board members on October 3, 2005. Both members resigned from their positions at the Authority prior to being seated. The total compensation provided by the Authority to Mark Hamilton and James Gessner Jr. for fiscal year 2005 was approximately $190,000 and $110,000, respectively.

As referred to above in “Item 10. Directors and Executive Officers of the Registrant”, Roland J. Harris, a Management Board member, resigned from his position in the Tribal Council, and therefore the Management Board, on December 11, 2006 to accept a position as Senior Vice President of Project Management at the Authority.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and administrative services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2006, 2005 and 2004, we incurred $18.9 million, $17.0 million and $15.4 million, respectively, of expenses for such services.

We purchase the majority of our utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2006, 2005 and 2004, we incurred costs of $19.7 million, $16.5 million and $16.7 million, respectively, for such utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. We recorded $2.8 million, $10.6 million and $3.6 million of capital expenditures managed by the Tribe’s Development Department for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Leases by the Authority to the Tribe

We had a lease agreement with Little People, LLC (an entity owned by the Tribe), whereby Little People, LLC leased retail space located in the Shops at Mohegan Sun from us. In June 2006, the lease agreement was terminated, and we purchased the furniture and fixtures, inventory and various outstanding accounts receivable pertaining to these retail operations from Little People, LLC for approximately $687,000. This retail outlet is now owned and operated by Mohegan Sun.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. We are required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. For each of the fiscal years ended September 30, 2006, 2005 and 2004, we expensed $262,000 relating to these land lease agreements.

Distributions by the Authority to the Tribe

On August 1, 2001, we entered into an agreement with the Tribe, or the priority distribution agreement, which obligates us to make monthly payments to the Tribe to the extent of our net cash flow, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate payments by us to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow and are not secured by a lien or encumbrance on any of our assets or property. Our consolidated financial statements reflect payments associated with the priority distribution agreement of $16.3 million, $15.8 million and $15.4 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

In compliance with the restrictive covenants of our bank credit facility and indentures, we distributed to the Tribe $72.6 million, $51.7 million and $49.6 million, net of $16.3 million, $15.8 million and $15.4 million, respectively, relating to priority distribution payments for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

As of September 30, 2006, approximately 125 of our employees were members of the Tribe.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal year 2006 and fiscal year 2005 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal year 2006 and fiscal year 2005.

	Fiscal Year 2006	Fiscal Year 2005
Audit fees	$601,332	$926,493
Audit-related fees	144,699	248,823
Tax fees	13,825	13,050
All other fees	4,515	4,515

Total	$764,371	$1,192,881

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities and the preparation of tax returns for certain subsidiaries.

The category of “All other fees” includes the licensure of accounting and finance research technology owned by PricewaterhouseCoopers LLP.

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

Item 15. Exhibits, Financial Statement Schedules

A(1). Financial Statements

The following financial statements and reports appear in this Form 10-K beginning on page F-2 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2006 and 2005

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2006, 2005 and 2004

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A (3). Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2006.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 21, 2006.

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

Report of Independent Registered Public Accounting Firm

To the Management Board

of the Mohegan Tribal Gaming Authority

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

December 19, 2006

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$75,246	$72,425
Receivables, net	27,142	15,528
Inventories	15,353	15,926
Other current assets	19,967	12,193

Total current assets	137,708	116,072
Non-current assets:
Property and equipment, net	1,339,823	1,322,691
Goodwill	39,459	39,459
Other intangible assets, net	339,649	340,567
Other assets, net	57,718	38,079

Total assets	$1,914,357	$1,856,868

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$3,550	$17,532
Current portion of relinquishment liability	96,936	90,410
Trade payables	21,812	22,840
Accrued interest payable	21,011	23,067
Other current liabilities	129,039	116,569

Total current liabilities	272,348	270,418
Non-current liabilities:
Long-term debt, net of current portion	1,225,804	1,226,348
Relinquishment liability, net of current portion	451,038	462,078
Other long-term liabilities	542	336

Total liabilities	1,949,732	1,959,180
Minority interest	3,480	2,560
Commitments and contingencies (Notes 12 and 15)
Capital:
Retained deficit	(38,855)	(104,872)

Total capital	(38,855)	(104,872)

Total liabilities and capital	$1,914,357	$1,856,868

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended September 30, 2006	For the Fiscal Year Ended September 30, 2005	For the Fiscal Year Ended September 30, 2004
Revenues:
Gaming	$1,282,768	$1,202,196	$1,125,145
Food and beverage	96,046	92,180	89,850
Hotel	50,818	50,058	52,035
Retail, entertainment and other	121,699	112,319	100,903

Gross revenues	1,551,331	1,456,753	1,367,933
Less—Promotional allowances	(124,917)	(125,148)	(111,007)

Net revenues	1,426,414	1,331,605	1,256,926

Operating costs and expenses:
Gaming	722,206	684,640	631,498
Food and beverage	49,710	45,216	43,264
Hotel	16,883	16,114	15,440
Retail, entertainment and other	43,370	35,442	41,870
Advertising, general and administrative	201,589	186,805	175,907
Corporate expenses	10,558	11,465	4,838
Pre-opening costs and expenses	5,130	1,257	—
Depreciation and amortization	88,182	87,678	93,595
Relinquishment liability reassessment	39,407	123,624	3,897

Total operating costs and expenses	1,177,035	1,192,241	1,010,309

Income from operations	249,379	139,364	246,617

Other income (expense):
Accretion of discount to the relinquishment liability	(30,707)	(27,466)	(29,939)
Interest income	2,245	673	232
Interest expense, net of capitalized interest	(90,928)	(88,011)	(78,970)
Loss on early extinguishment of debt	—	(280)	(34,138)
Other income (expense), net	24,508	(1,127)	(933)

Total other expense	(94,882)	(116,211)	(143,748)

Income before minority interest	154,497	23,153	102,869
Minority interest	420	514	18

Net income	$154,917	$23,667	$102,887

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	Retained Deficit	Accumulated Other Comprehensive Loss	Total Capital
Balances, September 30, 2003	$(98,592)	$(303)	$(98,895)
Net income	102,887		102,887
Reclassification of derivative instrument losses to earnings		303	303

Total comprehensive income			103,190
Distributions to Tribe	(65,017)		(65,017)
Capital adjustment from majority-owned subsidiary transaction	(317)		(317)

Balances, September 30, 2004	$(61,039)	$—	$(61,039)

Net income	23,667		23,667
Distributions to Tribe	(67,500)		(67,500)

Balances, September 30, 2005	$(104,872)	$—	$(104,872)

Net income	154,917		154,917
Distributions to Tribe	(88,900)		(88,900)

Balances, September 30, 2006	$(38,855)	$—	$(38,855)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Cash flows provided by (used in) operating activities:
Net income	$154,917	$23,667	$102,887
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	88,182	87,678	93,595
Accretion of discount to the relinquishment liability	30,707	27,466	29,939
Relinquishment liability reassessment	39,407	123,624	3,897
Cash paid for accretion of discount to the relinquishment liability	(29,897)	(28,085)	(30,852)
Gain on Pocono Downs purchase settlement	(25,444)	—	—
Loss on early extinguishment of debt	—	280	34,138
Payment of tender offer costs	—	—	(32,192)
Net loss on disposition of assets	172	1,131	933
Provision for losses on receivables	3,557	2,286	710
Amortization of debt issuance costs	2,976	3,106	5,921
Amortization of net deferred gain on settlement of derivative instruments	444	711	(117)
Reclassification of derivative instrument losses to earnings	—	—	303
Minority interest	(420)	(514)	(18)
Changes in operating assets and liabilities, net of effect of Pocono Downs acquisition:
Decrease (increase) in receivables	(12,886)	(2,948)	1,551
Decrease (increase) in inventories	573	(680)	(1,359)
Increase in other assets	(9,740)	(3,989)	(1,174)
Increase (decrease) in trade payables	(1,038)	(4,003)	40
Increase in other liabilities	9,367	17,345	6,603

Net cash flows provided by operating activities	250,877	247,075	214,805

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $3,417, $1,772 and $(1,232), respectively	(98,503)	(49,219)	(31,912)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)	—
Proceeds from asset sales	449	186	108
Issuance of third party loans and advances	(3,405)	(6,494)	(605)
Payments received on third-party loans	678	463	221

Net cash flows used in investing activities	(100,781)	(335,178)	(32,188)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	233,000	750,000	290,000
Bank Credit Facility repayments—revolving loan	(233,000)	(838,000)	(268,000)
Bank Credit Facility borrowings—term loan	—	58,333	—
Bank Credit Facility repayments—term loan	—	(150,000)	(8,334)
Line of credit borrowings	444,226	474,900	208,923
Line of credit repayments	(444,226)	(479,985)	(203,837)
Proceeds from the issuance of long-term debt	—	400,000	225,000
Payments on long-term debt	(14,970)	(2,000)	(325,925)
Minority interest contributions (distributions) and advances, net	1,340	729	(2,517)
Principal portion of relinquishment liability payments	(44,731)	(42,540)	(36,525)
Distributions to Tribe	(88,900)	(67,500)	(65,017)
Capitalized debt issuance costs	(14)	(7,801)	(3,709)
Net proceeds (payments) from the settlement of derivative instruments	—	3,598	(5,146)

Net cash flows provided by (used in) financing activities	(147,275)	99,734	(195,087)

Net increase (decrease) in cash and cash equivalents	2,821	11,631	(12,470)
Cash and cash equivalents at beginning of year	72,425	60,794	73,264

Cash and cash equivalents at end of year	$75,246	$72,425	$60,794

Supplemental disclosures:
Cash paid during the year for interest	$91,305	$80,882	$75,282

Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$—	$285,915	$—
Cash paid	—	280,989	—

Fair value of liabilities assumed	$—	$4,926	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. On January 25, 2005, the Authority purchased Pocono Downs, a harness racing facility now known as Mohegan Sun at Pocono Downs, and five off-track wagering (“OTW”) facilities located in Pennsylvania. The Authority is governed by a nine-member Management Board, consisting of the same nine members as those of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

As of September 30, 2006, the Authority has the following wholly owned subsidiaries: Mohegan Basketball Club LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), and Mohegan Commercial Ventures PA, LLC (“MCV-PA”). Refer to Note 18 for the creation of another subsidiary by the Authority. MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. As of September 30, 2006, Mohegan Ventures-NW and the Tribe hold a 49.15% and 5.00% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). Refer to Note 18 for changes to membership interest in Salishan-Mohegan subsequent to September 30, 2006. MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. The Pocono Downs entities own and operate Mohegan Sun at Pocono Downs and the OTW facilities in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Authority and its wholly owned subsidiaries. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Authority classifies as cash and cash equivalents deposits that can be redeemed on demand and investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Receivables from affiliates, which are recorded in other assets in the accompanying consolidated balance sheet, consist primarily of reimbursable costs and expenses incurred by Salishan-Mohegan for the development of a casino in La Center, Washington to be owned by the Cowlitz Indian Tribe (see Note 15). The receivables are payable upon (1) the receipt of necessary financing for the development of the proposed casino and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in the development of this casino project, the Authority maintains a reserve for doubtful collection of these receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casino could affect the collectibility of the receivables.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the consolidated statement of income. The Authority believes no such impairment exists at September 30, 2006.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Authority’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of the Pocono Downs entities (see Note 3) is not subject to amortization but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. The Authority assessed the goodwill for impairment and determined there was no impairment of goodwill at September 30, 2006.

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

	As of September 30,
	2006	2005
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

In accordance with SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. The Authority applied the fair value test as of September 30, 2006 and determined that no impairment existed.

In January 2005, the Authority and its wholly owned subsidiary, MCV-PA, acquired all the partnership interests in the Pocono Downs entities. As part of the acquisition, the Authority gained the right to apply for a Category One Slot Machine License determined by management, with the assistance from a third party valuation firm, to be an intangible asset with an indefinite useful life and a fair value of $214.0 million (see Notes 3 and 18). The third party valuation firm used the Income Approach—Excess Earnings Method. This intangible asset is assessed at least annually for impairment pursuant to SFAS 142. The Authority applied the fair value test as of September 30, 2006 and determined that no impairment existed.

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, management, with the assistance of an independent valuation firm, estimated a fair value for the player roster value, which is recorded as an intangible asset on the accompanying consolidated balance sheet, and the remainder of the acquisition cost has been

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as franchise value, which is also included on the accompanying consolidated balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives. The Authority writes off a portion of the player roster value intangible asset and the related accumulated amortization when a Connecticut Sun player contract that was part of the original player roster is terminated. The loss associated with the write-off is included in depreciation and amortization expense in the accompanying consolidated statements of income. Refer to Note 14 for further discussion regarding the Authority’s accounting for these assets.

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

Relinquishment Liability

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 13). The Authority reassesses projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues subject to the Relinquishment Agreement over the relinquishment period, the relinquishment liability will be increased by five percent of such increases in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues subject to the Relinquishment Agreement over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average discount rate used to discount all previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

The carrying amount of cash and cash equivalents, promissory notes, mortgages and bank financing facilities approximate fair value. The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2006	2005
1999 8 1/8% Senior Notes	$—	$14.1
2005 6 1/8% Senior Notes	$244.4	$248.8
2001 8 3/8% Senior Subordinated Notes	$17.0	$17.4
2002 8% Senior Subordinated Notes	$258.8	$263.8
2003 6 3/8% Senior Subordinated Notes	$327.5	$330.0
2004 7 1/8% Senior Subordinated Notes	$223.9	$232.9
2005 6 7/8% Senior Subordinated Notes	$146.3	$153.0

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2006.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004
Food and beverage	$46,894	$44,757	$43,393
Hotel	17,356	16,292	14,166
Retail, entertainment and other	60,667	64,099	53,448

Total	$124,917	$125,148	$111,007

The estimated cost of providing such promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2006	2005	2004
Food and beverage	$48,352	$44,877	$42,837
Hotel	8,734	7,731	5,916
Retail, entertainment and other	46,874	49,372	42,496

Total	$103,960	$101,980	$91,249

The Authority records free or discounted food and beverage and other services in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.” The Authority offers cash inducements and discounts on patron losses in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $11.2 million, $4.4 million, and $1.0 million relating to discounts provided on patron losses for fiscal years ending September 30, 2006, 2005 and 2004, respectively, and $577,000, $266,000 and $281,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2006, 2005 and 2004 were $39.3 million, $39.8 million and $37.3 million, respectively. Prepaid advertising on the Authority’s balance sheet at September 30, 2006 and 2005 was $573,000 and $43,000, respectively.

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

Pre-Opening Costs and Expenses

For the fiscal years ended September 30, 2006 and 2005, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the development of a Phase I slot machine facility at Mohegan Sun at Pocono Downs. Construction of the Phase I facility began in September 2005. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest paid or received pursuant to derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned on derivative instruments held at the end of a period are also included as a component of interest expense and in the accompanying consolidated balance sheet. In addition, current and long-term portions of the fair value of derivative instruments held are separately recorded in the accompanying consolidated balance sheet. The current portion is based on estimated interest settlements for the subsequent one-year period for derivative instruments held and the long-term portion is based on estimated interest settlements through the remaining maturity of the instruments. These estimates are based on forward-looking LIBOR curves at the consolidated balance sheet date. The Authority did not have any derivative instruments as of September 30, 2006 or 2005.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the relinquishment liability, the liability associated with unredeemed Player’s Club points and employee medical coverage and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal year 2005 and 2004 consolidated financial statements have been reclassified to conform to the fiscal year 2006 presentation.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year financial statement

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Authority does not believe the application of this guidance will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—ACQUISITION OF POCONO DOWNS ENTITIES:

On January 25, 2005, the Authority and its wholly owned subsidiary, MCV-PA, completed their acquisition of all the partnership interests in the Pocono Downs entities for approximately $281.0 million in cash. The results of operations for the Pocono Downs entities are included in the accompanying consolidated financial statements from the date of acquisition through September 30, 2006.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which were estimated by management with assistance from a third party valuation firm. The right to apply for a Category One slot machine license was determined to be an intangible asset with an indefinite life apart from goodwill. Certain other intangible assets were identified in the valuation process, but were not separated from goodwill due to immateriality of the amounts.

At January 25, 2005
(in thousands)
Current assets	$1,086
Property and equipment	31,370
Right to apply for a Category One slot machine license	214,000
Goodwill	39,459

Total assets acquired	285,915
Current liabilities	(4,926)

Total liabilities assumed	(4,926)

Net assets acquired	$280,989

On August 7, 2006, the Authority and the seller, a subsidiary of Penn National, entered into an amendment of the Pocono Downs Purchase Agreement. Penn National joined in this amendment to confirm its continuing guaranty of the performance of its subsidiaries under the Pocono Downs Purchase Agreement, as amended. Pursuant to the amendment, the Authority will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively. Pursuant to the amendment, the seller and the Authority agreed to modify certain provisions of the Pocono Downs Purchase Agreement, including: 1) the elimination of the Authority’s post-closing termination rights; 2) the elimination of the seller’s indemnification obligations for costs in excess of $2.0 million incurred with respect to remedial actions in connection with certain environmental conditions at the Pocono Downs facility; and 3) the elimination of certain other post-closing indemnification obligations of the seller, including those relating to claims asserted in connection with a specific property tax matter (see Note 12). Pursuant to SFAS 141, “Business Combinations”, and other relevant accounting guidance, the $24.5 million present value of the payments for the $30.0 million refund, calculated utilizing the Authority’s risk-free rate of investment, was recorded as a non-current receivable in other assets in the consolidated balance sheet as of September 30, 2006 and as a non-operating gain in other income in the consolidated statement of income for the fiscal year ended September 30, 2006. The difference between the present value and the contract value of $30.0 million will be recorded as other non-operating income over the duration of the payment schedule.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—CASH AND CASH EQUIVALENTS:

At September 30, 2006 and 2005, the Authority had cash and cash equivalents of $75.2 million and $72.4 million, respectively, of which $980,000 and $3.2 million, as of September 30, 2006 and 2005, were invested in deposits that could be redeemed on demand and investments with original maturities of less than three months when purchased. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

NOTE 5—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2006	2005
Gaming	$23,972	$9,896
Hotel	1,318	2,471
Other	5,296	5,595

Subtotal	30,586	17,962
Allowance for doubtful accounts	(3,444)	(2,434)

Total receivables, net	$27,142	$15,528

NOTE 6—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2006	2005
Land	$60,007	$43,906
Land improvements	48,317	48,317
Buildings and improvements	1,268,544	1,257,948
Furniture and equipment	382,382	354,920
Construction in process	48,873	13,616

Subtotal	1,808,123	1,718,707
Less: accumulated depreciation	(468,300)	(396,016)

Total property plant and equipment, net	$1,339,823	$1,322,691

For the fiscal years ended September 30, 2006, 2005 and 2004 depreciation expense totaled $87.2 million, $86.5 million and $91.7 million, respectively. Capitalized interest totaled $1.2 million and $21,000 for the fiscal years ended September 30, 2006 and 2005. There was no capitalized interest for the fiscal year ended September 30, 2004.

NOTE 7—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2006	2005
Prepaid expenses	$11,098	$5,185
Non-qualified deferred compensation	8,869	7,008

Total other current assets	$19,967	$12,193

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2006	2005
Accrued payroll and related taxes and benefits	$53,876	$47,193
Slot win contribution payable (Note 12)	19,547	18,738
Miscellaneous other current liabilities	55,616	50,638

Total other current liabilities	$129,039	$116,569

NOTE 8—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	As of September 30,
	2006	2005
Bank Credit Facility	$—	$—
1999 8 1/8% Senior Notes	—	13,970
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	5,000	6,000
Line of Credit	—	—
Mortgage—Salishan-Mohegan	2,550	2,550

Subtotal	1,228,895	1,243,865
Net deferred gain on derivative instruments sold	459	15

Total debt	$1,229,354	$1,243,880

Maturities of the Authority’s debt as of September 30, 2006 are as follows (in thousands):

Fiscal Year	Long-Term Debt Maturities
2007	$3,550
2008	1,000
2009	331,000
2010	1,000
2011	17,345
Thereafter	875,000

Subtotal	$1,228,895

Bank Credit Facility

As of September 30, 2006, the Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility is comprised of a revolving loan of up to $450.0 million, which

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matures on March 31, 2008. In December 2005, the Authority received the requisite consent from its lenders to amend the bank credit facility to permit the Authority to increase the maximum amount available under letters of credit to $60.0 million, enabling the Authority to establish the $50.0 million letter of credit as required by the Pennsylvania Gaming Control Board (the “PGCB”) (refer to Note 18). Taking into effect this and other letters of credit, which reduced borrowing availability under the bank credit facility, the Authority had approximately $399.3 million of available borrowing under the Bank Credit Facility as of September 30, 2006 (without taking into account covenants under the Line of Credit described below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. Effective August 4, 2006 and as of September 30, 2006, the Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities (refer to Notes 15 and 18). The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•	except under specific conditions, limit the Authority from selling or disposing of its assets, limit the transfer of the Authority’s and its guarantor subsidiaries’ assets to non-guarantor subsidiaries, limit the incurrence by the Authority and its guarantor subsidiaries of other debt or contingent obligations and limit the Authority’s and its guarantor subsidiaries’ ability to extend credit, make investments or commingle their assets with assets of the Tribe.

As of September 30, 2006, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread discussed below. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2006, the Authority had no base rate loans and no LIBOR rate loans outstanding. The applicable spread for commitment fees was 0.50% as of September 30, 2006. Accrued interest, including commitment fees, on the Bank Credit Facility was $825,000 and $595,000 as of September 30, 2006 and 2005, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 8 1/8% Senior Notes

In March 1999, the Authority issued $200.0 million Senior Notes with fixed interest payable at a rate of 8.125% per annum (the “1999 Senior Notes”). The proceeds from this financing were used to extinguish or defease existing debt, pay transaction costs and fund initial costs related to the major expansion of Mohegan Sun known as Project Sunburst. In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 1999 Senior Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 1999 Senior Notes which eliminated substantially all of the restrictive covenants there under. The aggregate principal amount of 1999 Senior Notes tendered was $186.0 million. The remaining 1999 Senior Notes matured on January 1, 2006. On January 3, 2006, the outstanding principal amount of $14.0 million of the 1999 Senior Notes and accrued interest of $568,000 were paid. As of September 30, 2005, accrued interest on the 1999 Senior Notes was $284,000.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the 1999 Senior Notes and 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. Effective August 4, 2006 and as of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Notes (refer to Notes 15 and 18). Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2006 and 2005, accrued interest on the 2005 Senior Notes was $1.9 million.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants there under. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2006. Accrued interest on the 2001 Senior Subordinated Notes was $342,000 as of September 30, 2006 and September 30, 2005.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. Effective August 4, 2006 and as of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2002 Senior Subordinated Notes (refer to Notes 15 and 18). Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2006 and September 30, 2005, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. Effective August 4, 2006 and as of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2003 Senior Subordinated Notes (refer to Notes 15 and 18). Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2006 and 2005, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase the outstanding 2001 Senior Subordinated Notes and the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August

15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. Effective August 4, 2006 and as of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2004 Senior Subordinated Notes (refer to Notes 15 and 18). Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2006 and 2005, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 1999 Senior Notes, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. Effective August 4, 2006 and as of September 30, 2006, MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are guarantors of the 2005 Senior Subordinated Notes (refer to Notes 15 and 18). Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries. As of September 30, 2006 and September 30, 2005, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of September 30, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2006 and 2005, accrued interest on the WNBA Note was $224,000 and $191,000, respectively. Refer to Note 14 for a further discussion of the Authority’s investment in a WNBA franchise.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2006 to extend the maturity date from March 31, 2006 to March 31, 2008. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of September 30, 2006, the Authority was in compliance with all covenant requirements in the Line of Credit. As of September 30, 2006, the Authority had $25.0 million available for borrowing under the Line of Credit. Accrued interest on the Line of Credit was $9,000 and $10,000 as of September 30, 2006 and 2005, respectively.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million (refer to Note 18). The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date. In March 2006, Salishan-Mohegan received an extension on the maturity date from March 28, 2006 to March 28, 2007. Accrued interest on the mortgage payable was $20,000 as of September 30, 2006 and 2005. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2006.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal years ended September 30, 2006, 2005 and 2004, the Authority recorded amortization of $444,000, $711,000 and $(117,000) to reduce (increase) interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months. The Authority also recorded a reduction to interest expense of $2.6 million for the fiscal year ended September 30, 2004 related to interest settlements on the Authority’s derivative instruments.

Letters of Credit

As of September 30, 2006, the Authority maintained four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, to satisfy overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, to satisfy overdue amounts for purses due horsemen at Pocono Downs that may arise and to ensure payment of the $50.0 million license fee due upon issuance of a Pennsylvania Category One Slot Machine License for Mohegan Sun at Pocono Downs (refer to Note 18). The letters of credit expire on August 31, 2007, January 25, 2007, November 11, 2006 and December 26, 2006, respectively, subject to renewals. As of September 30, 2006, no amounts were drawn on the letters of credit.

NOTE 9—LEASES:

The Authority leases space to certain tenants in the Shops at Mohegan Sun and certain other Mohegan Sun outlets. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Arena. Minimum future rental income and expenses on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Minimum Future Rental Income	$3,847	$3,629	$3,775	$3,747	$3,733	$3,460	$22,191

The Authority is liable under various operating leases for equipment and buildings for the Pocono Downs properties, which expire in various years through 2020. Total rental expense for the Pocono Downs properties $424,000 and $235,000 for the fiscal year ended September 30, 2006 and the period from the date of acquisition to September 30, 2005, respectively. Minimum future rental expense on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Minimum Future Rental Expense	$348	$349	$327	$328	$339	$2,714	$4,405

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun and certain other Mohegan Sun outlets. As of September 30, 2006 and 2005, outstanding tenant loans were $2.6 million and $3.4 million, respectively. These loans mature in periods between three and ten years. These amounts, net of allowance for doubtful accounts, have been included in other assets in the accompanying consolidated balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—RELATED PARTY TRANSACTIONS:

On August 4, 2006, the Authority purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000, reflecting the carrying value of such interest. Refer to Notes 15 and 18 for a further description of this transaction and another transaction completed after September 30, 2006.

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2006, 2005 and 2004, the Authority incurred $18.9 million, $17.0 million and $15.4 million, respectively, of expenses for such services.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease (see Note 12). The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $262,000 relating to these land lease agreements for each of the fiscal years ended September 30, 2006, 2005 and 2004.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2006, 2005 and 2004, the Authority incurred costs of $19.7 million, $16.5 million and $16.7 million, respectively, for such utilities.

The Tribe provides services through its Development Department for projects related to Mohegan Sun. The Authority recorded $2.8 million, $10.6 million and $3.6 million of capital expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

The Authority and Little People, LLC (an entity owned by the Tribe) had a lease agreement, whereby Little People, LLC leased retail space located in the Shops at Mohegan Sun from the Authority. In June 2006, the lease agreement was terminated, and the Authority purchased the furniture and fixtures, inventory and various outstanding accounts receivable pertaining to these retail operations from Little People, LLC for approximately $687,000. This retail outlet is now owned and operated by the Authority.

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

As of September 30, 2006, approximately 125 employees of the Authority were members of the Tribe.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and section 401(a) of the Internal Revenue Code (“the Mohegan Retirement and 401(k) Plan”). The 401(k) portion of the plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 25% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. Contributions to the retirement portion of the plan by the Authority are discretionary and are allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible for the Mohegan Retirement and 401(k) plan after 90 days of employment and become fully vested after seven years of credited service. For the fiscal years ended September 30, 2006, 2005 and 2004, the Authority has contributed $9.5 million, $9.1 million and $8.5 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2006, 2005 and 2004, employee contributions, net of withdrawals and changes in fair value of investments, totaled $1.9 million, $2.7 million and $1.3 million, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $226.3 million, $215.2 million and $208.2 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. As of September 30, 2006 and 2005, outstanding Slot Win Contribution payments to the State of Connecticut totaled $19.5 million and $18.7 million, respectively.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $16.3 million, $15.8 million and $15.4 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $4.3 million.

Menominee Project

In October 2004, the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and the Menominee Kenosha Gaming Authority. According to the management agreement, the Authority was granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin (the “Menominee Project”) for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has implemented a comprehensive plan to mitigate and resolve these conditions. As of September 30, 2006, the Authority has an estimated remaining obligation of $202,000.

Horsemen’s Agreement

On January 25, 2005, Downs Racing, L.P. entered into an agreement with the Pennsylvania Harness Horsemen’s Association Inc. (the “PHHA”), which represents owners, trainers and drivers at the Mohegan Sun at Pocono Downs harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Mohegan Sun at Pocono Downs and the five OTW facilities through December 31, 2010.

Among other things, the agreement provides for the payment of 4.3% of all pari-mutuel wagering held at Mohegan Sun at Pocono Downs facilities to the PHHA. This amount comprises the payment of $420,000 in certain operating costs and expenses for the PHHA, with the remainder allocated to purses owed to the horsemen for each live racing event. Downs Racing, L.P. is also required to distribute to the PHHA 2.5% and 1.1% in fees earned on live races conducted at Mohegan Sun at Pocono Downs and simulcast to wagering locations inside and outside Pennsylvania, respectively.

Also, the Race Horse Development and Gaming Act of 2004 requires the holders of Category One Slot Machine Licenses to make payments to the PHHA of up to 12% of slot machine revenues after receipt of a slot machine license.

Erie OTW Settlement Agreement

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID” and collectively with MTR, “Presque Isle”) for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Presque Isle will be required to make the $7.0 million payment to Downs Racing, L.P. upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. If the receipt of slot machine revenues triggers the $7.0 million payment, then MTR has the right to delay such $7.0 million payment until the earlier to occur of (i) the first anniversary of the first receipt of revenue from slot machine operations or (ii) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania. After receipt of the $7.0 million payment, Downs Racing, L.P. will be required to discontinue its OTW operations in Erie, Pennsylvania and convey the Erie OTW facility to Presque Isle as soon as commercially reasonable. The PGCB granted a conditional license to PID in October 2006 to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania, which is scheduled to open in February 2007.

Pennsylvania Property Tax Litigation

As the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing, L.P.’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including additional assessments for tax year 2007. A trial was held on the case in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by January 16, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. The Authority cannot provide any assurance as to the ultimate success of its defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to the Authority, the Authority’s financial position, results of operations and cash flows could be adversely affected.

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2006, the carrying amount of the relinquishment liability was $548.0 million as compared to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$552.5 million at September 30, 2005. The increase during the fiscal year ended September 30, 2006 is due to a $39.4 million reassessment adjustment of the relinquishment liability and $30.7 million for the accretion of discount to the relinquishment liability, offset by $74.6 million in relinquishment payments. Of the $74.6 million in relinquishment payments, $44.7 million represents payment of principal and $29.9 million represents payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2005, the Authority paid $70.6 million in relinquishment payments, consisting of $42.5 million in principal amounts and $28.1 million for the payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2004, the Authority paid $67.4 million in relinquishment payments, consisting of $36.5 million in principal amounts and $30.9 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At September 30, 2006 and September 30, 2005, relinquishment payments earned but unpaid were $20.4 million and $19.2 million, respectively.

The relinquishment liability reassessment adjustment of $39.4 million, $123.6 million and $3.9 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, resulted from revised revenue projections as of the end of the current year compared to estimates of revenue projections as of the end of the prior year on the determination of the relinquishment liability.

In fiscal year 2006, the Authority reviewed current revenue forecasts, including estimated timing and extent of future competition, and significantly increased revenue projections for the period in which the Relinquishment Agreement applies, primarily due to the approval by the Management Board of the Authority in October 2006 of an expansion of Mohegan Sun referred to as “Project Horizon”, and management’s estimates of the impact this expansion will have on future competition assumptions. The Authority concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining period of the agreement, which expires on December 31, 2014, would increase by approximately $878.2 million, thereby increasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability charge of $39.4 million for the quarter ended September 30, 2006.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of owning and operating a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiaries.

As part of the acquisition, management, with the assistance of an independent valuation firm, estimated the fair value of the player roster at approximately $4.8 million, and the remaining $5.5 million was recorded as franchise value. The player roster value is being amortized over seven years, and the franchise value is being amortized over thirty years. Since the date of acquisition to September 30, 2006, write-offs of player contracts included on the original player roster totaled $2.7 million. As of September 30, 2006 and 2005, accumulated amortization on the player roster value was $1.1 million. As of September 30, 2006 and 2005, accumulated amortization on the franchise value was $671,000 and $488,000, respectively. For the fiscal years ended September 30, 2006, 2005 and 2004, amortization expense associated with these intangible assets totaled $918,000, $1.1 million and $1.8 million, respectively, including charges totaling $405,000, $458,000 and $1.0 million related to net write-offs of certain player contracts included on the original player roster, in the fiscal years ended September 30, 2006, 2005 and 2004, respectively. The Authority expects to incur $484,000 in amortization expense for each of the next three years and $282,000 and $183,000 in the fourth and fifth years, respectively, related to these assets.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s board of governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the board of governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2006, there were no cash capital contributions required by WNBA, LLC.

NOTE 15—MOHEGAN VENTURES-NORTHWEST, LLC:

On July 23, 2004, the Authority formed Mohegan Ventures-NW as a wholly owned subsidiary of the Authority and one of three members in Salishan-Mohegan, formed with Salishan Company, an unrelated third party, to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino (the “Cowlitz Project”) will be owned by the Cowlitz Indian Tribe. The Mohegan Tribe is also a member of Salishan-Mohegan. As of September 30, 2006, Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 5.00% membership interest and Salishan Company holds a 45.85% membership interest in Salishan-Mohegan (refer to Note 18). Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan. Salishan-Mohegan was designated as an unrestricted subsidiary of the Authority and therefore is not required to be a guarantor of the Authority’s debt obligations.

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property in Clark County, Washington to be assigned to the Cowlitz Indian Tribe for purposes of the Cowlitz

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Project, upon (1) receipt of necessary financing for the development of the proposed casino and (2) the underlying property being taken into trust by the United States Department of the Interior. On January 3, 2006, in accordance with the option agreements, the Authority exercised certain of these options and purchased two respective parcels for $7.5 million, including closing costs. On April 28, 2006, the Authority closed on the remaining option and purchased the respective parcel for $3.2 million, including closing costs and net of total purchase option payments made in prior periods of $1.6 million. The option agreements also required a cumulative payment of $2.4 million for fees related to extending the options to purchase all three parcels, which were due at the closing of the last parcel.

Pursuant to the development agreement described below, the notes receivable contributed to Salishan-Mohegan and amounts paid by Salishan-Mohegan subsequent to formation related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Indian Tribe, subject to appropriate approvals defined in the development agreement. Reimbursements are contingent and payable upon: (1) the receipt of necessary financing for the development of the proposed casino; and (2) the assignable property being taken into trust by the United States Department of the Interior. Notes receivable bear interest at the Wall Street Journal Prime Rate plus 2%, compounded annually. As of September 30, 2006 and 2005, receivables from the Cowlitz Indian Tribe totaled $13.4 million and $11.2 million, respectively, including accrued interest, offset by a $4.0 million and $2.2 million reserve in the consolidated balance sheet, respectively.

On September 21, 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan will carry out all activities that are necessary to develop the Cowlitz Project, including advising the Cowlitz Indian Tribe with its plan to place land into trust by the United States Department of the Interior, assisting the Cowlitz Indian Tribe in the negotiation of a compact with the State of Washington, assisting in the arrangement of financing for the Cowlitz Project and administering and overseeing the planning, design, development, and construction of the Cowlitz Project. The development agreement provides for development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW and the Mohegan Tribe through Salishan-Mohegan pursuant to the Operating Agreement. The management agreement is for a period of seven years, during which Salishan-Mohegan will manage, operate, and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the Operating Agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the accepting of land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the NIGC.

On August 4, 2006, the Authority purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000, reflecting the carrying value of such interest. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. The Authority designated Mohegan Ventures-NW as a restricted subsidiary under the Bank Credit Facility and certain of the indentures relating to its senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW executed appropriate agreements to guarantee the Authority’s debt obligations under the Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. While Salishan-Mohegan continues to be included in the consolidated financial statements of the Authority under generally accepted accounting principles, Salishan-Mohegan is no longer considered to be a subsidiary of the Authority under appropriate provisions of the Bank Credit Facility and the indentures to the Authority’s senior and senior subordinated notes.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT REPORTING:

As of September 30, 2006, the Authority owns and operates the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operates a harness racetrack at Pocono Downs and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Fiscal Year Ended September 30,
	2006	2005 (1)	2004
Net revenues:
Mohegan Sun	$1,392,958	$1,305,686	$1,256,926
Pocono Downs	33,456	25,919	—

Total	1,426,414	1,331,605	1,256,926

Income (loss) from operations:
Mohegan Sun	267,415	150,914	251,455
Pocono Downs	(7,400)	(67)	—
Corporate	(10,636)	(11,483)	(4,838)

Total	249,379	139,364	246,617

Accretion of discount to the relinquishment liability	(30,707)	(27,466)	(29,939)
Interest income	2,245	673	232
Interest expense, net of capitalized interest	(90,928)	(88,011)	(78,970)
Loss on early extinguishment of debt	—	(280)	(34,138)
Other income (expense), net	24,508	(1,127)	(933)

Income before minority interest	154,497	23,153	102,869
Minority interest	420	514	18

Net income	$154,917	$23,667	$102,887

	For the Fiscal Year Ended September 30,
	2006	2005 (1)	2004
Capital expenditures:
Mohegan Sun	$44,375	$45,367	$30,680
Pocono Downs	44,448	5,148	—
Corporate	13,097	476	—

Total	$101,920	$50,991	$30,680

	September 30, 2006	September 30, 2005
Total assets:
Mohegan Sun	$1,505,258	$1,525,300
Pocono Downs (including goodwill of $39,459)	333,820	289,713
Corporate	75,279	41,855

Total	$1,914,357	$1,856,868

(1)	Period from date of inception (January 25, 2005) to September 30, 2005 for Pocono Downs entities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2006, the Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by at least one or all of the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities (refer to Notes 8, 15 and 18). Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and the non-guarantor subsidiary, Salishan-Mohegan, as of September 30, 2006 and 2005 and for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,243,150	$76,722	$19,951	$—	$1,339,823
Intercompany receivables	118,415	19,148	—	(137,563)	—
Investment in subsidiaries	233,174	3,358	—	(236,532)	—
Other intangible assets, net	119,826	219,823	—	—	339,649
Other assets, net	181,415	44,079	9,391	—	234,885

Total assets	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

LIABILITIES AND CAPITAL
Total current liabilities	$261,135	$7,858	$3,355	$—	$272,348
Long-term debt, net of current portion	1,221,804	4,000	—	—	1,225,804
Relinquishment liability, net of current portion	451,038	—	—	—	451,038
Intercompany payables	—	118,415	19,148	(137,563)	—
Other long-term liabilities	542	—	—	—	542

Total liabilities	1,934,519	130,273	22,503	(137,563)	1,949,732
Minority interest in subsidiary	—	—	—	3,480	3,480
Total capital	(38,539)	232,857	6,839	(240,012)	(38,855)

Total liabilities and capital	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

	As of September 30, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,283,885	$34,956	$3,850	$—	$1,322,691
Intercompany receivables	26,032	3,607	—	(29,639)	—
Investment in subsidiaries	266,033	3,023	—	(269,056)	—
Other intangible assets, net	119,826	220,741	—	—	340,567
Other assets, net	140,629	42,131	10,850	—	193,610

Total assets	$1,836,405	$304,458	$14,700	$(298,695)	$1,856,868

LIABILITIES AND CAPITAL
Total current liabilities	$257,199	$7,710	$5,509	$—	$270,418
Long-term debt, net of current portion	1,221,348	5,000	—	—	1,226,348
Relinquishment liability, net of current portion	462,078	—	—	—	462,078
Intercompany payables	—	26,032	3,607	(29,639)	—
Other long-term liabilities	336	—	—	—	336

Total liabilities	1,940,961	38,742	9,116	(29,639)	1,959,180
Minority interest in subsidiary	—	—	—	2,560	2,560
Total capital	(104,556)	265,716	5,584	(271,616)	(104,872)

Total liabilities and capital	$1,836,405	$304,458	$14,700	$(298,695)	$1,856,868

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,389,629	$37,987	$—	$(1,202)	$1,426,414
Operating costs and expenses:
Gaming & other operations	804,522	28,849	—	(1,202)	832,169
Advertising, general and administrative	199,779	10,597	1,771	—	212,147
Pre-opening costs and expenses	—	5,130	—	—	5,130
Depreciation and amortization	84,473	3,709	—	—	88,182
Relinquishment liability reassessment	39,407	—	—	—	39,407

Total operating costs and expenses	1,128,181	48,285	1,771	(1,202)	1,177,035

Income (loss) from operations	261,448	(10,298)	(1,771)	—	249,379
Accretion of discount to the relinquishment liability	(30,707)	—	—	—	(30,707)
Interest expense, net of capitalized interest	(64,981)	(25,947)	(1,203)	1,203	(90,928)
Loss on interests in subsidiaries	(35,892)	(484)	—	36,376	—
Other income, net	24,629	1,257	2,070	(1,203)	26,753

Income (loss) before minority interest	154,497	(35,472)	(904)	36,376	154,497
Minority interest	—	—	—	420	420

Net income (loss)	$154,497	$(35,472)	$(904)	$36,796	$154,917

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries(1)	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,302,039	$30,816	$—	$(1,250)	$1,331,605
Operating costs and expenses:		—
Gaming & other operations	760,504	22,158	—	(1,250)	781,412
Advertising, general and administrative	189,416	7,301	1,553	—	198,270
Pre-opening costs and expenses	—	1,257	—	—	1,257
Depreciation and amortization	84,731	2,947	—	—	87,678
Relinquishment liability reassessment	123,624	—	—	—	123,624

Total operating costs and expenses	1,158,275	33,663	1,553	(1,250)	1,192,241

Income (loss) from operations	143,764	(2,847)	(1,553)	—	139,364
Accretion of discount to the relinquishment liability	(27,466)	—	—	—	(27,466)
Interest expense, net of capitalized interest	(73,202)	(14,809)	(218)	218	(88,011)
Loss on interests in subsidiaries	(18,024)	(607)	—	18,631	—
Other income (expense), net	(1,405)	239	650	(218)	(734)

Income (loss) before minority interest	23,667	(18,024)	(1,121)	18,631	23,153
Minority interest	—	—	—	514	514

Net income (loss)	$23,667	$(18,024)	$(1,121)	$19,145	$23,667

(1)	Period from date of inception (July 25, 2005) to September 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2004
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiary (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,254,018	$3,479	$—	$(571)	$1,256,926
Operating costs and expenses:		—		—
Gaming & other operations	729,495	3,148	—	(571)	732,072
Advertising, general and administrative	178,699	1,950	96	—	180,745
Depreciation and amortization	91,701	1,894	—	—	93,595
Relinquishment liability reassessment	3,897	—	—	—	3,897

Total operating costs and expenses	1,003,792	6,992	96	(571)	1,010,309

Income (loss) from operations	250,226	(3,513)	(96)	—	246,617
Accretion of discount to the relinquishment liability	(29,939)	—	—	—	(29,939)
Interest expense	(78,765)	(205)	(2)	2	(78,970)
Loss on early extinguishment of debt	(34,138)	—	—	—	(34,138)
Loss on interests in subsidiaries	(3,736)	(22)	—	3,758	—
Other income (expense), net	(761)	4	58	(2)	(701)

Income (loss) before minority interest	102,887	(3,736)	(40)	3,758	102,869
Minority interest	—	—	—	18	18

Net income (loss)	$102,887	$(3,736)	$(40)	$3,776	$102,887

(1)	Period from date of inception (July 23, 2004) to September 30, 2004 for Mohegan Ventures-NW and Salishan-Mohegan.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$259,832	$(8,959)	$4	$—	$250,877

Cash flows used in investing activities:
Purchases of property and equipment	(43,095)	(42,326)	(13,082)		(98,503)
Other cash flows used in investing activities	(64,846)	(15,157)	(3,405)	81,130	(2,278)

Net cash flows used in investing activities	(107,941)	(57,483)	(16,487)	81,130	(100,781)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	233,000	—	—	—	233,000
Bank Credit Facility repayments—revolving loan	(233,000)	—	—	—	(233,000)
Line of credit borrowings	444,226	—	—	—	444,226
Line of credit repayments	(444,226)	—	—	—	(444,226)
Principal portion of relinquishment liability payments	(44,731)	—	—	—	(44,731)
Distributions to Tribe	(88,900)	—	—	—	(88,900)
Other cash flows provided by (used in) financing activities	(13,970)	64,973	16,483	(81,130)	(13,644)

Net cash flows provided by (used in) financing activities	(147,601)	64,973	16,483	(81,130)	(147,275)

Net increase (decrease) in cash and cash equivalents	4,290	(1,469)	—	—	2,821
Cash and cash equivalents at beginning of year	71,504	921	—	—	72,425

Cash and cash equivalents at end of year	$75,794	$(548)	$—	$—	$75,246

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$247,340	$(264)	$(1)	$—	$247,075

Cash flows used in investing activities:
Purchases of property and equipment	(45,737)	(3,482)	—	—	(49,219)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)	—	—	(280,114)
Other cash flows used in investing activities	(291,509)	(5,163)	(4,892)	295,719	(5,845)

Net cash flows used in investing activities	(337,246)	(288,759)	(4,892)	295,719	(335,178)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	750,000	—	—	—	750,000
Bank Credit Facility repayments—revolving loan	(838,000)	—	—	—	(838,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	474,900	—	—	—	474,900
Line of credit repayments	(479,985)	—	—	—	(479,985)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Principal portion of relinquishment liability payments	(42,540)	—	—	—	(42,540)
Distributions to Tribe	(67,500)	—	—	—	(67,500)
Other cash flows provided by (used in) financing activities	(4,204)	289,556	4,893	(295,719)	(5,474)

Net cash flows provided by financing activities	101,004	289,556	4,893	(295,719)	99,734

Net increase in cash and cash equivalents	11,098	533	—	—	11,631
Cash and cash equivalents at beginning of year	60,406	388	—	—	60,794

Cash and cash equivalents at end of year	$71,504	$921	$—	$—	$72,425

(1)	Period from date of inception (January 25, 2005) to September 30, 2005 for Pocono Downs entities and MCV-PA.

	For the Fiscal Year Ended September 30, 2004
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiary (1)	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$216,672	$(1,868)	$1	$—	$214,805

Cash flows used in investing activities:
Purchases of property and equipment	(31,874)	(38)	—	—	(31,912)
Other cash flows used in investing activities	(5,512)	(2,692)	(176)	8,104	(276)

Net cash flows used in investing activities	(37,386)	(2,730)	(176)	8,104	(32,188)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	290,000	—	—	—	290,000
Bank Credit Facility repayments—revolving loan	(268,000)	—	—	—	(268,000)
Line of credit borrowings	208,923	—	—	—	208,923
Line of credit repayments	(203,837)	—	—	—	(203,837)
Proceeds from the issuance of long-term debt	225,000	—	—	—	225,000
Payments on long-term debt	(325,925)				(325,925)
Principal portion of relinquishment liability payments	(36,525)	—	—	—	(36,525)
Distributions to Tribe	(65,017)	—	—	—	(65,017)
Other cash flows provided by (used in) financing activities	(16,189)	4,412	175	(8,104)	(19,706)

Net cash flows provided by (used in) financing activities	(191,570)	4,412	175	(8,104)	(195,087)

Net decrease in cash and cash equivalents	(12,284)	(186)	—	—	(12,470)
Cash and cash equivalents at beginning of year	72,690	574	—	—	73,264

Cash and cash equivalents at end of year	$60,406	$388	$—	$—	$60,794

(1)	Period from date of inception (July 23, 2004) to September 30, 2004 for Mohegan Ventures-NW and Salishan-Mohegan.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUBSEQUENT EVENTS

Salishan-Mohegan Bank Credit Facility

On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month LIBOR, plus the applicable spread of 1.25% for base rate loans and 2.25% for LIBOR loans. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

In exchange for the Mohegan Tribe’s guarantee of the Salishan Credit Facility, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Mohegan Tribe on October 17, 2006. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off the mortgage payable discussed in Note 8.

Category One Slot Machine License

Conditional and permanent Category One slot machine licenses were granted to Downs Racing, L.P. by the PGCB on September 27, 2006 and December 20, 2006, respectively, for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB, the Phase I slot machine facility at Mohegan Sun at Pocono Downs was opened to the public on November 14, 2006. The $50.0 million letter of credit required by the PGCB was terminated upon the payment of the slot machine license fee on October 31, 2006.

Mohegan Golf, LLC

In November 2006, the Authority formed a wholly-owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase, own and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending the seller’s satisfaction of certain conditions. The Authority designated Mohegan Golf as a restricted subsidiary under the Bank Credit Facility and certain of the indentures relating to its senior and senior subordinated notes. As a result of this designation, Mohegan Golf will be required to execute appropriate agreements to guarantee the Authority’s debt obligations under the Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes.

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2006, 2005 and 2004

(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balances at end of period
Description:
Fiscal Year Ended September 30, 2006
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$4,992	$3,557	$—	$433	$8,116

Fiscal Year Ended September 30, 2005
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$3,013	$2,286	$—	$307	$4,992

Fiscal Year Ended September 30, 2004
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$1,949	$710	$594	$240	$3,013

Note

(1):   Based upon a collectibility analysis performed by management of the Mohegan Tribal Gaming Authority on the notes receivable contributed at formation of Salishan-Mohegan LLC, a reserve amount of $594,000 was estimated and recorded.

Note	(2): Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed herewith).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

4.13	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.14	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.15	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.16	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.18	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.23	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

4.24	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

4.32	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7	Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein). *

10.9	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

10.10	Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions, dated July 9, 1999 (filed as Exhibit 10.21 to the 2002 Form 10-K, and incorporated by reference herein).

Exhibit No.	Description
10.11	General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed as Exhibit 10.22 to the 2002 Form 10K, and incorporated by reference herein).

10.12	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein). *

10.13	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.14	Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 27, 2003, and incorporated by reference herein).

10.15	Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on July 1, 2003, and incorporated by reference herein).

10.16	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.17	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.18	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.19	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

10.20	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of July 28, 2004, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2004, and incorporated by reference herein).

10.21	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, File No. 333-120119, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

10.22	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.23	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.24	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 14, 2004, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

Exhibit No.	Description
10.25	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

10.26	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

10.27	Trust Agreement under The Mohegan Retirement and 401(k) Plan dated July 1, 2005 between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005, and incorporated by reference herein). *

10.28	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.29	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.30	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.31	Second Amendment to Purchase Agreement and Release of Claims dated as of August 7, 2006 by and among PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed as Exhibit 10.4 to the June 2006 10-Q and incorporated by reference herein).

10.32	Employment Agreement, executed December 20, 2006, by and between the Mohegan Tribal Gaming Authority and Anthony Patrone (filed herewith). *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.

7