Form 10-Q
period 2006-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2007-02-13
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$121,637	$75,246
Receivables, net	19,004	27,142
Inventories	15,933	15,353
Other current assets	20,148	19,967

Total current assets	176,722	137,708
Non-current assets:
Property and equipment, net	1,355,300	1,339,823
Goodwill	39,459	39,459
Other intangible assets, net	389,528	339,649
Other assets, net	69,261	57,718

Total assets	$2,030,270	$1,914,357

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$22,535	$3,550
Current portion of relinquishment liability	106,684	96,936
Trade payables	19,988	21,812
Accrued interest payable	32,170	21,011
Other current liabilities	136,978	129,039

Total current liabilities	318,355	272,348
Non-current liabilities:
Long-term debt, net of current portion	1,288,918	1,225,804
Relinquishment liability, net of current portion	438,551	451,038
Other long-term liabilities	644	542

Total liabilities	2,046,468	1,949,732
Minority interest	3,342	3,480

Commitments and contingencies (Note 6)

Capital:
Retained deficit	(19,540)	(38,855)

Total capital	(19,540)	(38,855)

Total liabilities and capital	$2,030,270	$1,914,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005
Revenues:
Gaming	$346,915	$315,496
Food and beverage	25,213	24,490
Hotel	12,942	12,608
Retail, entertainment and other	31,914	34,238

Gross revenues	416,984	386,832
Less-Promotional allowances	(31,655)	(33,515)

Net revenues	385,329	353,317

Operating costs and expenses:
Gaming	202,034	181,392
Food and beverage	13,198	12,740
Hotel	3,945	3,903
Retail, entertainment and other	12,242	11,783
Advertising, general and administrative	56,633	50,354
Corporate expenses	2,653	2,179
Pre-opening costs and expenses	3,548	1,099
Depreciation and amortization	22,915	21,486

Total operating costs and expenses	317,168	284,936

Income from operations	68,161	68,381

Other income (expense):
Accretion of discount to the relinquishment liability	(7,449)	(7,677)
Interest income	766	326
Interest expense, net of capitalized interest	(23,611)	(22,820)
Other income (expense), net	(115)	64

Total other expense	(30,409)	(30,107)

Income before minority interest	37,752	38,274
Minority interest	138	20

Net income	$37,890	$38,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balances, September 30, 2006	$(38,855)
Net income	37,890
Distributions to Tribe	(18,575)

Balances, December 31, 2006	$(19,540)

Balances, September 30, 2005	$(104,872)
Net income	38,294
Distributions to Tribe	(17,831)

Balances, December 31, 2005	$(84,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005
Cash flows provided by (used in) operating activities:
Net income	$37,890	$38,294
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,915	21,486
Accretion of discount to the relinquishment liability	7,449	7,677
Cash paid for accretion of discount to the relinquishment liability	(3,839)	(3,433)
Accretion of discount to the gain on Pocono Downs purchase settlement	(447)	—
Net loss (gain) on disposition of assets	565	(64)
Provision for losses on receivables	1,101	338
Amortization of debt issuance costs	769	735
Amortization of net deferred gain on settlement of derivative instruments	114	102
Minority interest	(138)	(20)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	7,529	(1,896)
Increase in inventories	(580)	(418)
Increase in other assets	(10,864)	(2,555)
Decrease in trade payables	(1,824)	(4,299)
Increase in other liabilities	10,402	9,178

Net cash flows provided by operating activities	71,042	65,125

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $8,751 and $5,116, respectively	(30,213)	(20,118)
Payment of Category One slot machine license fee	(50,000)	—
Proceeds from asset sales	147	70
Issuance of third party loans and advances	(840)	(1,054)
Payments received on third-party loans	114	208

Net cash flows used in investing activities	(80,792)	(20,894)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	176,000	45,000
Bank Credit Facility repayments—revolving loan	(127,000)	(45,000)
Salishan Credit Facility borrowings—revolving loan	14,000	—
Line of credit borrowings	165,679	103,763
Line of credit repayments	(144,144)	(103,763)
Payment on mortgage payable	(2,550)	—
Minority interest contributions	—	440
Principal portion of relinquishment liability payments	(6,349)	(6,151)
Distributions to Tribe	(18,575)	(17,831)
Capitalized debt issuance costs	(920)	—

Net cash flows provided by (used in) financing activities	56,141	(23,542)

Net increase in cash and cash equivalents	46,391	20,689
Cash and cash equivalents at beginning of period	75,246	72,425

Cash and cash equivalents at end of period	$121,637	$93,114

Supplemental disclosures:
Cash paid during the period for interest	$11,946	$10,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. The Authority is traditionally governed by a nine-member Management Board (currently consisting of eight members), whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”) and Mohegan Golf, LLC (“Mohegan Golf”). Refer to Note 3 for the formation of Mohegan Golf in November 2006. MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC.

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and five off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

Mohegan Ventures-NW and the Tribe hold a 49.15% and 7.85% membership interest in Salishan-Mohegan LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”). Refer to Note 5 for changes to membership interest in Salishan-Mohegan during the three months ended December 31, 2006.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

NOTE 3—MOHEGAN GOLF, LLC:

In November 2006, the Authority formed a wholly-owned subsidiary, Mohegan Golf, to purchase, own and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending satisfaction of certain conditions. The Authority designated Mohegan Golf as a restricted subsidiary under the Bank Credit Facility (see Note 4) and certain of the indentures relating to its senior and senior subordinated notes. In December 2006, Mohegan Golf executed appropriate agreements to guarantee the Authority’s debt obligations under the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (see Note 4). Mohegan Golf has received lender approval to execute appropriate agreements to guarantee the Authority’s debt obligations under the Bank Credit Facility at a later date.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	December 31, 2006	September 30, 2006
Bank Credit Facility	$49,000	$—
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	5,000	5,000
Line of Credit	21,535	—
Mortgage—Salishan-Mohegan	—	2,550
Salishan Credit Facility	14,000	—

Subtotal	1,310,880	1,228,895
Net deferred gain on derivative instruments sold	573	459

Total debt	$1,311,453	$1,229,354

Bank Credit Facility

As of December 31, 2006, the Authority has a loan agreement for up to $450.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent (the “Bank Credit Facility”). The Bank Credit Facility provides for a revolving loan and letter of credit capacity of up to $450.0 million, and matures on March 31, 2008. As of December 31, 2006, the amount under letters of credit totaled $309,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $400.7 million of available borrowing under the Bank Credit Facility as of December 31, 2006 (without taking into account covenants under the Line of Credit described below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities. Mohegan Golf has received lender approval to execute appropriate agreements to guarantee the Authority’s debt obligations under the Bank Credit Facility at a later date. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio and the Authority’s maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of December 31, 2006, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread discussed below. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on the Authority’s Total Leverage Ratio, as defined in the Bank Credit Facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2006, the Authority had $14.0 million in base rate loans and $35.0 million in LIBOR rate loans outstanding. The base rate loans outstanding at December 31, 2006 were based on Bank of America’s prime rate of 8.25% plus an applicable spread of 1.00%. The LIBOR rate loans outstanding at December 31, 2006 were based on a one-month LIBOR rate of 5.35% plus an applicable spread of 2.25%. The applicable spread for commitment fees was 0.50% as of December 31, 2006. Accrued interest, including commitment fees, on the Bank Credit Facility was $743,000 and $825,000 as of December 31, 2006 and September 30, 2006, respectively.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of the 2005 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2006 and September 30, 2006, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the prior bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants there under. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of December 31, 2006. As of December 31, 2006 and September 30, 2006, accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the prior bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2006 and September 30, 2006, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2006 and September 30, 2006, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding $200.0 million 8.125% Senior Notes issued in March 1999 and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2006 and September 30, 2006, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2006 and September 30, 2006, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2006, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of December 31, 2006 and September 30, 2006, accrued interest on the WNBA Note was $313,000 and $224,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined on the basis of the Authority’s Leverage Ratio as defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit matures on March 31, 2008 and subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2006, the Authority was in compliance with all covenant requirements in the Line of Credit. As of December 31, 2006, the Authority had $3.5 million available for borrowing under the Line of Credit. As of December 31, 2006 and September 30, 2006, accrued interest on the Line of Credit was $16,000 and $9,000, respectively.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

payable of $2.6 million. The mortgage payable bore interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date of March 28, 2007. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Indian Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Indian Tribe. In October 2006, Salishan-Mohegan paid off the mortgage payable with loan proceeds from the Salishan Credit Facility described below. Accrued interest on the mortgage payable was $20,000 as of September 30, 2006.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month LIBOR, plus the applicable spread of 1.25% for base rate loans and 2.25% for LIBOR loans. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off the mortgage payable discussed above. As of December 31, 2006, Salishan-Mohegan had $11.0 million of available borrowings under the Salishan Credit Facility. As of December 31, 2006, Salishan-Mohegan had $14.0 million in LIBOR rate loans outstanding, which were based on a one-month LIBOR rate of 5.35 % plus an applicable spread of 2.25%. The applicable spread for commitment fees was 0.50% as of December 31, 2006. Accrued interest on the Salishan Credit Facility was $150,000 as of December 31, 2006.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of December 31, 2006.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended December 31, 2006 and 2005, the Authority recorded amortization of $114,000 and $102,000, respectively, to reduce interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Letters of Credit

The Authority maintains two uncollateralized letters of credit to satisfy potential workers’ compensation liabilities and overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise. The letters of credit expire on August 31, 2007 and January 25, 2008, respectively, subject to renewals. As of December 31, 2006, no amounts were drawn on the letters of credit.

NOTE 5—RELATED PARTY TRANSACTIONS:

On October 17, 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Mohegan Tribe, in exchange for the Mohegan Tribe’s guarantee of the Salishan Credit Facility. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

Roland J. Harris, a member of the Authority’s Management Board, resigned from his position in the Tribal Council, and therefore the Management Board, on December 11, 2006 to accept a position as Senior Vice President of Project Management at the Authority.

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended December 31, 2006 and 2005, the Authority incurred $5.2 million and $5.0 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 relating to these land lease agreements for each of the three months ended December 31, 2006 and 2005.

The Authority purchases the majority of its utilities, including electricity, gas, water and sewer, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended December 31, 2006 and 2005, the Authority incurred costs of $5.1 million and $5.0 million, respectively, for such utilities.

The Tribe has provided services through its Development Department for projects related to Mohegan Sun. The Authority recorded $53,000 and $602,000 of capital expenditures associated with the Tribe’s Development Department for the three months ended December 31, 2006 and 2005, respectively. The Development Department of the Tribe, including personnel assigned to the department, transferred to the Authority during the three months ended December 31, 2006.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $57.2 million and $54.0 million for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and September 30, 2006, outstanding Slot Win Contribution payments to the State of Connecticut totaled $20.3 million and $19.5 million, respectively.

Category One Slot Machine License

Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing, L.P. by the Pennsylvania Gaming Control Board (the “PGCB”) on September 27, 2006 and December 20, 2006, respectively, for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB, the Phase I slot machine facility at Mohegan Sun at Pocono Downs was opened to the public on November 14, 2006. The slot machine license fee of $50.0 million was added to the existing slot machine license intangible asset of $214.0 million referred to in the consolidated financial statements in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The total slot machine license intangible asset of $264.0 million, with an indefinite useful life, is included in the accompanying condensed consolidated balance sheet as of December 31, 2006. A $50.0 million letter of credit required by the PGCB was terminated after the payment of the slot machine license fee in October 2006.

The Race Horse Development and Gaming Act of 2004 stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc. and local share assessments to be paid to the host counties and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting city of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment for municipalities described above.

The Authority reflected expenses associated with the PGCB slot machine tax assessments totaling $12.9 million for the three months ended December 31, 2006. As of December 31, 2006, a liability for slot machine tax payments owed to the PGCB of $950,000 was recorded in the accompanying condensed consolidated balance sheet.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.1 million and $4.0 million for the three months ended December 31, 2006 and 2005, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $4.1 million.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has implemented a comprehensive plan to mitigate and resolve these conditions. As of December 31, 2006, the Authority has an estimated remaining obligation of $200,000.

Erie OTW Settlement Agreement

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID”) and collectively with MTR, “Presque Isle”) for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Presque Isle will be required to make the $7.0 million payment to Downs Racing, L.P. upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. If the receipt of slot machine revenues triggers the $7.0 million payment, then MTR has the right to delay such $7.0 million payment until the earlier to occur of (i) the first anniversary of the first receipt of revenue from slot machine operations or (ii) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania. After receipt of the $7.0 million payment, Downs Racing, L.P. will be required to discontinue its OTW operations in Erie,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pennsylvania and convey the Erie OTW facility to Presque Isle as soon as commercially reasonable. The PGCB granted a conditional license to PID in October 2006 to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania.

Pennsylvania Property Tax Litigation

As the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing, L.P.’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. A trial was held on the case in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. A mediation conference was held on January 23, 2007 with the Court, with another mediation scheduled for February 21, 2007. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by March 2, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. The Authority cannot provide any assurance as to the ultimate success of its defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to the Authority, the Authority’s financial position, results of operations and cash flows could be adversely affected.

Other Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 7—RELINQUISHMENT AGREEMENT:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2006, the carrying amount of the relinquishment liability was $545.2 million as compared to $548.0 million at September 30, 2006. The decrease in the relinquishment liability during the three months ended December 31, 2006 is due to $10.2 million in relinquishment payments, offset by $7.4 million for the accretion of discount to the relinquishment liability. Of the $10.2 million in relinquishment payments, $6.4 million represents payment of principal and $3.8 million represents payment of the accretion of discount to the relinquishment liability. During the three months ended December 31, 2005, the Authority paid $9.6 million in relinquishment payments, consisting of $6.2 million in principal amounts and $3.4 million for the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At December 31, 2006 and September 30, 2006, relinquishment payments earned but unpaid were $29.5 million and $20.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING:

As of December 31, 2006, the Authority owns and operates the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operates a gaming and entertainment facility offering slot machines and harness racing and five OTW facilities in Pennsylvania. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005
Net revenues:
Mohegan Sun	$355,533	$345,690
Pocono Downs	29,796	7,627

Total	385,329	353,317

Income (loss) from operations:
Mohegan Sun	72,768	72,530
Pocono Downs	(1,934)	(1,951)
Corporate	(2,673)	(2,198)

Total	68,161	68,381

Accretion of discount to the relinquishment liability	(7,449)	(7,677)
Interest income	766	326
Interest expense, net of capitalized interest	(23,611)	(22,820)
Other income (expense), net	(115)	64

Income before minority interest	37,752	38,274
Minority interest	138	20

Net income	$37,890	$38,294

	For the Three Months Ended December 31,
	2006	2005
Capital expenditures:
Mohegan Sun	$11,604	$14,600
Pocono Downs	27,356	10,628
Corporate	4	6

Total	$38,964	$25,234

	December 31, 2006	September 30, 2006
Total assets:
Mohegan Sun	$1,515,317	$1,505,258
Pocono Downs (including goodwill of $39,459)	431,760	333,820
Corporate	83,193	75,279

Total	$2,030,270	$1,914,357

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2006, the Authority’s outstanding public debt, comprised of substantially all of its senior and senior subordinated notes, is fully and unconditionally guaranteed by at least one or all of the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf (also refer to Note 4). Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are not presented below because the Authority believes that they are not material to investors. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf and the non-guarantor subsidiary, Salishan-Mohegan, as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,233,314	$102,035	$19,951	$—	$1,355,300
Intercompany receivables	201,041	9,433	—	(210,474)	—
Investment in subsidiaries	222,822	3,225	—	(226,047)	—
Other intangible assets, net	119,826	269,702	—	—	389,528
Other assets, net	207,832	66,550	11,060	—	285,442

Total assets	$1,984,835	$450,945	$31,011	$(436,521)	$2,030,270

LIABILITIES AND CAPITAL
Total current liabilities	$293,946	$23,399	$1,010	$—	$318,355
Long-term debt, net of current portion	1,270,918	4,000	14,000	—	1,288,918
Relinquishment liability, net of current portion	438,551	—	—	—	438,551
Intercompany payables	—	201,041	9,433	(210,474)	—
Other long-term liabilities	644	—	—	—	644

Total liabilities	2,004,059	228,440	24,443	(210,474)	2,046,468
Minority interest in subsidiary	—	—	—	3,342	3,342
Total capital	(19,224)	222,505	6,568	(229,389)	(19,540)

Total liabilities and capital	$1,984,835	$450,945	$31,011	$(436,521)	$2,030,270

	As of September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,243,150	$76,722	$19,951	$—	$1,339,823
Intercompany receivables	118,415	19,148	—	(137,563)	—
Investment in subsidiaries	233,174	3,358	—	(236,532)	—
Other intangible assets, net	119,826	219,823	—	—	339,649
Other assets, net	181,415	44,079	9,391	—	234,885

Total assets	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

LIABILITIES AND CAPITAL
Total current liabilities	$261,135	$7,858	$3,355	$—	$272,348
Long-term debt, net of current portion	1,221,804	4,000	—	—	1,225,804
Relinquishment liability, net of current portion	451,038	—	—	—	451,038
Intercompany payables	—	118,415	19,148	(137,563)	—
Other long-term liabilities	542	—	—	—	542

Total liabilities	1,934,519	130,273	22,503	(137,563)	1,949,732
Minority interest in subsidiary	—	—	—	3,480	3,480
Total capital	(38,539)	232,857	6,839	(240,012)	(38,855)

Total liabilities and capital	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended December 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$355,541	$29,797	$—	$(9)	$385,329
Operating costs and expenses:
Gaming & other operations	207,917	23,511	—	(9)	231,419
Advertising, general and administrative	55,188	3,610	488	—	59,286
Pre-opening costs and expenses	304	3,244	—	—	3,548
Depreciation and amortization	20,747	2,168	—	—	22,915

Total operating costs and expenses	284,156	32,533	488	(9)	317,168

Income (loss) from operations	71,385	(2,736)	(488)	—	68,161
Accretion of discount to the relinquishment liability	(7,449)	—	—	—	(7,449)
Interest expense, net of capitalized interest	(15,240)	(8,371)	(528)	528	(23,611)
Loss on interests in subsidiaries	(11,085)	(132)	—	11,217	—
Other income, net	141	292	746	(528)	651

Income (loss) before minority interest	37,752	(10,947)	(270)	11,217	37,752
Minority interest	—	—	—	138	138

Net income (loss)	$37,752	$(10,947)	$(270)	$11,355	$37,890

	For the Three Months Ended December 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$345,692	$7,633	$—	$(8)	$353,317
Operating costs and expenses:
Gaming & other operations	203,783	6,043	—	(8)	209,818
Advertising, general and administrative	49,643	2,641	249	—	52,533
Pre-opening costs and expenses	—	1,099	—	—	1,099
Depreciation and amortization	20,454	1,032	—	—	21,486
Relinquishment liability reassessment	—	—	—	—	—

Total operating costs and expenses	273,880	10,815	249	(8)	284,936

Income (loss) from operations	71,812	(3,182)	(249)	—	68,381
Accretion of discount to the relinquishment liability	(7,677)	—	—	—	(7,677)
Interest expense, net of capitalized interest	(16,984)	(5,836)	(86)	86	(22,820)
Loss on interests in subsidiaries	(8,962)	(23)	—	8,985	—
Other income, net	85	99	292	(86)	390

Income (loss) before minority interest	38,274	(8,942)	(43)	8,985	38,274
Minority interest	—	—	—	20	20

Net income (loss)	$38,274	$(8,942)	$(43)	$9,005	$38,294

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$60,872	$10,252	$(82)	$—	$71,042

Cash flows used in investing activities:
Purchases of property and equipment	(10,756)	(19,457)	—	—	(30,213)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows provided by (used in) investing activities	(66,426)	9,995	(833)	56,685	(579)

Net cash flows used in investing activities	(77,182)	(59,462)	(833)	56,685	(80,792)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	176,000	—	—	—	176,000
Bank Credit Facility repayments—revolving loan	(127,000)	—	—	—	(127,000)
Line of credit borrowings	165,679	—	—	—	165,679
Line of credit repayments	(144,144)	—	—	—	(144,144)
Other cash flows provided by (used in) financing activities	(25,548)	66,680	1,159	(56,685)	(14,394)

Net cash flows provided by financing activities	44,987	66,680	1,159	(56,685)	56,141

Net increase in cash and cash equivalents	28,677	17,470	244	—	46,391
Cash and cash equivalents at beginning of period	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of period	$104,471	$16,922	$244	$—	$121,637

	For the Three Months Ended December 31, 2005
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$67,768	$(2,643)	$—	$—	$65,125

Net cash flows used in investing activities	(22,585)	(9,310)	(1,077)	12,078	(20,894)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	45,000	—	—	—	45,000
Bank Credit Facility repayments—revolving loan	(45,000)	—	—	—	(45,000)
Line of credit borrowings	103,763	—	—	—	103,763
Line of credit repayments	(103,763)	—	—	—	(103,763)
Other cash flows provided by (used in) financing activities	(23,982)	11,441	1,077	(12,078)	(23,542)

Net cash flows provided by (used in) financing activities	(23,982)	11,441	1,077	(12,078)	(23,542)

Net increase (decrease) in cash and cash equivalents	21,201	(512)	—	—	20,689
Cash and cash equivalents at beginning of period	71,504	921	—	—	72,425

Cash and cash equivalents at end of period	$92,705	$409	$—	$—	$93,114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2006, and the related condensed consolidated statements of income and of changes in capital for each of the three-month periods ended December 31, 2006 and 2005 and the condensed consolidated statement of cash flows for the three-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2006, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 19, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of September 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 8, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Mohegan Sun at Pocono Downs and the off-track wagering facilities (OTWs), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We can not assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, located in Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, as well as five off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are traditionally governed by a nine-member Management Board (currently consisting of eight members), whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

The Casino of the Sky has approximately 119,000 square feet of gaming space and offers:

•	approximately 2,380 slot machines and 110 table games (including blackjack, roulette, craps and baccarat);

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

Project Horizon

On November 16, 2006, we announced our plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. Groundbreaking occurred in November 2006 with the commencement of construction of a new Asian themed gaming area, which will include a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong” Street food outlet and 12,000-square-feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker. This new area in the Casino of the Earth is scheduled to open in the summer of 2007.

Project Horizon also is expected to include a new 1,000-room hotel, including 300 House of Blues-themed hotel rooms, which will be owned and operated by Mohegan Sun, and a 7,500-square-foot House of Blues Foundation Room. The hotel is expected to open in two phases—the 700 Mohegan Sun rooms are expected to open in the spring of 2010 and the 300 House of Blues rooms are expected to open in the summer of 2010.

A “Spirit of the Sea” themed connector will be constructed between the new hotel and the existing Sky hotel, which will add approximately 115,000 square feet of retail and dining space, including a new Japanese restaurant, an American contemporary restaurant and a new family-style Italian restaurant. The new restaurant area is expected to be complemented by approximately 40,000 square feet of new retail space and a 30,000 square-foot recreation lounge featuring bowling and billiards. This expansion also is expected to include a new 1,500 person capacity House of Blues Music Hall and a new 300 seat casual dining House of Blues restaurant. All of these components are scheduled to open in the fall of 2009.

A new gaming area that we plan to refer to as the Casino of the Wind also is expected to be developed and located adjacent to the Casino of the Sky. This new area is expected to include approximately 42,000 square feet of gaming space with over 900 slot machines, 10 table games and a themed poker room with 45 tables, as well as approximately 20,000-square-feet of new dining and retail amenities. The Casino of the Wind is scheduled to open in the summer of 2008.

With significant construction set to begin in the summer of 2007, Project Horizon is expected to add more than 1.3 million square feet of hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,600 units, complemented by approximately 385 table games in total after the expansion. Project costs are estimated to be incurred as follows: fiscal year 2007 $134.0 million, fiscal year 2008 $269.0 million, fiscal year 2009 $242.0 million and fiscal year 2010 $95.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase, own and operate a golf course in southeast Connecticut, for $4.4 million. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut. Closing of the acquisition is pending satisfaction of certain conditions.

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

Downs Racing completed the 2006 harness racing season at Pocono Downs in November 2006 and will continue the harness racing activities when the 2007 racing season begins on March 31, 2007. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

In September 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB approved a permanent Category One slot machine license for Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Downs Racing plans to request such an extension from the PGCB as a result of the Phase II development plans described below. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.0 million, exclusive of the $50.0 million one-time slot machine license fee paid to the PGCB. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

A Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs is planned for development on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, a variety of restaurants, a 300 seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction is expected to commence in the spring of 2007 with a grand opening planned in the summer of 2008. Our targeted expenditure level for the development of the Phase II facility is between $140.0 million and $150.0 million.

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

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and racinos in the states of New York and Rhode Island, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. We also face existing and future competition in the immediate Pennsylvania gaming market (refer to “Mohegan Sun at Pocono Downs” below). Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for further detail regarding our current and projected competition from other gaming operations.

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2006.

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

In 2004, the Bureau of Indian Affairs, or BIA, made a final determination denying federal recognition to another Connecticut tribe, the Golden Hill Paugussett Tribe located in Colchester and Trumbull, Connecticut. The tribe appealed the final determination to the Interior Board of Indian Appeals, or IBIA, in September 2004. In October 2004, the IBIA rejected the tribe’s request to consider the denial of its federal recognition. On November 29, 2006, as a result of the denial of federal recognition of the Golden Hill Paugussetts, a Connecticut federal district court rejected all remaining land claims filed by the tribe. In January 2007, the Golden Hill Paugussett Tribe filed an appeal of the 2006 federal court ruling rejecting the tribe’s land claims in Connecticut with the Second U.S. Circuit Court of Appeals.

Rhode Island

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian Tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law. The Narragansett Tribe and an affiliate of Harrah’s Entertainment have pursued a license to operate a casino in West Warwick, Rhode Island, and proposed to build a 12-story, 500-room hotel and 140,000-square-foot casino with 3,500 slot machines, 50 poker tables and 100 other gaming tables on 86 acres of non-tribal land. On June 1, 2006, the Rhode Island state legislature approved a joint resolution requiring a statewide referendum to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe. On November 7, 2006, the proposed amendment to the Constitution was not approved by Rhode Island voters by approximately a two to one margin. In December 2006, published reports indicate the Narragansett Tribe would again pursue the development of a $50 million to $100 million casino on its tribal lands in Charlestown and has requested a meeting with the Rhode Island Congressional delegation in Washington, D.C. in February 2007.

New York

St. Regis Mohawk Tribe. On November 2, 2005, in a letter to the BIA, the St. Regis Mohawk Tribe formally abandoned plans for a $500 million casino at Kutsher’s Resort and Country Club in the Catskills (withdrawing its fee to trust application) and resumed its earlier plans for a casino at Monticello Raceway, also located in the Catskills, to be managed by Empire Resorts, Inc. In March 2006, Empire Resorts announced an agreement with the St. Regis Mohawk Tribe to develop the casino resort. Prior agreements for municipal and county assistance and payments in lieu of taxes also have been extended to apply to the St. Regis Mohawk Tribe’s ownership of the approximately 29 acre site in Monticello. Plans for the project include 160,000 square feet of gaming space for 3,500 slot machines and 125 table games, with sufficient space to accommodate an additional 500 slot machines, and a variety of food and beverage offerings and entertainment venues.

In connection with the St. Regis Mohawk Tribe’s application to acquire the Monticello site, the tribe submitted a new Environmental Assessment for the project, which received final approval by the BIA in December 2006. If the Governor of New York concurs with the BIA’s recommendation that the property be taken into trust, then the land may be taken into trust and casino gaming pursued on the site without further legislative approval under existing state law and the existing tribal-state compact between the St. Regis Mohawk Tribe and the State of New York. However, a renegotiation of the tribal-state compact and revenue-sharing agreement is expected and lawsuits from environmentalist groups against the project may occur. One such lawsuit was filed on February 13, 2007 against the U.S. Interior Department’s approval of the Environmental Assessment for the Monticello Raceway casino project. Assuming there are delays from the foregoing and other matters, a groundbreaking for the casino project may not take place by the tribe’s planned date of spring 2007.

Shinnecock Tribe. The Shinnecock Tribe has announced that it intends to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to its reservation in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive recognition from the BIA. The Shinnecock Tribe has a pending federal recognition petition. In November 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. Although the federal district court found that the Shinnecock Tribe met the requirements for federal recognition, necessary approvals from the BIA still must be obtained and a 2005 United States Supreme Court decision has called into question the validity of adding land for casino development purposes into original reservation lands. Accordingly, the Shinnecock Tribe’s proposed casino project cannot move forward until the underlying issues regarding federal recognition and land claim status are resolved. In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe is continuing to pursue the federal recognition process before the BIA, which published reports indicate could take several years. On November 28, 2006, a New York federal district court rejected the Shinnecock Tribe’s claim to 3,600 acres in Long Island. However, the tribe has indicated that it will continue to seek the legal right to build a casino on a smaller parcel it already owns on Long Island.

Aqueduct and Yonkers Raceway. In June 2005, MGM Mirage announced a definitive agreement to develop and manage a Video Lottery Terminal, or VLT, facility at the Aqueduct horse racing track in Queens, New York, which is one of three thoroughbred tracks owned and operated by the New York Racing Authority (“NYRA”). While the New York racing oversight board approved a construction contract for an $182 million improvement to the Aqueduct race track facility and the installation of 4,500 VLTs in March 2006, the NYRA filed for Chapter 11 bankruptcy protection in November 2006, and the New York State Lottery Board’s inaction on its application for VLTs at Aqueduct was reported as one of the principal reasons for seeking bankruptcy protection. A state panel is reviewing recommendations for new operators of the NYRA facilities, including Aqueduct, Belmont and Saratoga racetracks. MGM Mirage and the NYRA have reported plans to seek assurances from the bankruptcy court and the State Lottery and proceed with plans to open the facility for VLTs in 2007. Empire City at Yonkers Raceway, in Yonkers, New York, opened its new VLT gaming facility in October 2006 and operates approximately 1,800 machines. It has announced plans to increase the total number of VLTs to 5,500 in the first of two phases of expansion and ultimately up to 7,500 machines as permitted under state law. Given their geographic location within or in close proximity to New York City, the Yonkers and Aqueduct facilities may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

Massachusetts

Recent news reports indicate that Massachusetts Governor, Deval Patrick, has indicated his willingness to consider legislative proposals for slot machine gambling as a method to offset state budget deficits, including locating slot machine parlors at each of the State’s four racetracks. Reports also indicate that the Mashpee Wampanoag Tribe plans to buy a tract of land in southeastern Massachusetts as a potential site for a resort casino after the tribe receives its final federal recognition, which is expected in July 2007.

Mohegan Sun at Pocono Downs

The following is an assessment of the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 20, 2006, the PGCB approved conditional Category Two slot machine licenses for five stand-alone slot facilities. Two of the facilities are located in Philadelphia, one is located in Pittsburgh and the remaining two facilities selected, are located in Mount Pocono and Bethlehem, which are closer to Pocono Downs and are more likely to have an impact on our future Pocono Downs operations.

•

Mount Pocono. Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. According to news reports, Mount Airy, LLC plans to develop a 196-room hotel that could include 2,500 slot machines with an anticipated opening date of October 2007. Reports further indicate that by the end of 2008, the facility is anticipated to have been expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and parking and then be further expanded to offer a total of 5,000 slot machines.

•

Bethlehem. Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group has indicated plans for a $600.0 million Phase I project that would offer 3,000 slot machines, a new 300-room hotel, retail shops and restaurants to the public by the summer of 2008 and a future Phase II project that would increase the total number of slot machines to 5,000.

In February 2007, Pocono Manor Investors LLP publicly stated their intention to file an appeal with the Pennsylvania Supreme Court of the PGCB’s denial of its application for a Category Two license to operate slot machines at the Pocono Manor Inn & Golf Resort in Mount Pocono. Under the Pennsylvania Gaming Act, this intended appeal may delay the issuance of the approved licenses for the former Mount Airy Lodge and Bethlehem facilities.

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

Our largest component of revenues is gaming revenues, which is recognized as gaming wins less gaming losses, and is comprised primarily of revenues from our slot machines and table games at Mohegan Sun, as well as our slot machines at Mohegan Sun at Pocono Downs. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into the slot machines to ensure sufficient coins in each machine to pay out the winnings. Pursuant to the Mohegan Compact and requirements of our Pennsylvania Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the States of Connecticut and Pennsylvania. On a monthly basis, we also post this information on our website at www.mtga.com.

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

We also operate a voluntary program for our guests at Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage and retail services to guests based on points that are awarded for guests’ slot machine gaming activities. These points may be used to purchase items at the retail store and dining outlets located within Mohegan Sun at Pocono Downs. The retail value of points are included in gross revenues when redeemed and then deducted as promotional allowances to arrive at net revenues.

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

Results of Operations

Summary Operating Results

As of December 31, 2006, we own and operate the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and five OTW facilities located elsewhere in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 8 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$355,533	$345,690	$9,843	2.8%
Pocono Downs	29,796	7,627	22,169	290.7%

Total	$385,329	$353,317	$32,012	9.1%
Income (loss) from operations:
Mohegan Sun	$72,768	$72,530	$238	0.3%
Pocono Downs	(1,934)	(1,951)	17	-0.9%
Corporate expenses	(2,673)	(2,198)	(475)	21.6%

Total	$68,161	$68,381	$(220)	-0.3%
Net income	$37,890	$38,294	$(404)	-1.1%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The important factors and trends that most contributed to our financial performance for the three months ended December 31, 2006 and 2005 are as follows:

•	the opening of the Phase I slot machine facility at Mohegan Sun at Pocono Downs in November 2006, which generated $21.8 million in gross slot revenues during the three months ended December 31, 2006;

•

the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected in the Mohegan Sun slot revenue and table drop growth rates for the three months ended December 31, 2006;

•	a change in guest denomination preference in slots, which resulted in higher net slot hold percentage at Mohegan Sun in the three months ended December 31, 2006;

•	lower table games hold percentage at Mohegan Sun in the three months ended December 31, 2006, which can fluctuate considerably over interim financial periods;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•	the utilization of technologies to improve the productivity and efficiencies of our Mohegan Sun labor force;

•	the continuation of a cost reduction program at Mohegan Sun which targets expenditures that grow at substantially faster rates than net revenues, such as medical benefits; and

•

execution of planned developments at Mohegan Sun at Pocono Downs, which negatively impacts income from operations due to pre-opening and other costs and expenses necessary to market and facilitate current and future operations.

Net revenues for the three months ended December 31, 2006 increased primarily as a result of the addition of slot revenues at Mohegan Sun at Pocono Downs during the period and the increase in net slot revenues at Mohegan Sun. The increase in net revenues for the three months ended December 31, 2006 was also due to a $2.0 million decrease in promotional allowances at Mohegan Sun discussed below under “Mohegan Sun-Promotional Allowances” compared to the same period in the prior year.

Income from operations for the three months ended December 31, 2006 compared to the same period in the prior year decreased as a result of an 11.3% increase in operating costs and expenses, offset by the growth in net revenues. Our operating margin, or income from operations as a percentage of net revenues, for the three months ended December 31, 2006 decreased to 17.7% from 19.4% for the three months ended December 31, 2005. This decrease was primarily attributable to the opening of the Phase I slot machine facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun, and pre-opening costs and expenses related to the opening of the same Phase I facility as discussed below under “Mohegan Sun at Pocono Downs-Operating Costs and Expenses.” The decrease in operating margin was also due to a lower table games hold percentage and higher advertising and promotional expenditures at Mohegan Sun, which led Mohegan Sun to have a 20.5% operating margin for the three months ended December 31, 2006 compared to 21.0% for the same period in the prior year.

Net income for the three months ended December 31, 2006 compared to the same period in the prior year decreased primarily due to the decrease in income from operations and higher interest costs as discussed below under “Corporate Expenses and Other Income (Expense).”

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Gaming	$318,633	$308,670	$9,963	3.2%
Food and beverage	24,063	23,965	98	0.4%
Hotel	12,942	12,608	334	2.6%
Retail, entertainment and other	31,418	33,962	(2,544)	-7.5%

Total	$387,056	$379,205	$7,851	2.1%

The table below summarizes the percentage of gross revenues from each of the four revenue sources at Mohegan Sun:

	For the Three Months Ended December 31,
	2006	2005
Gaming	82.4%	81.4%
Food and beverage	6.2%	6.3%
Hotel	3.3%	3.3%
Retail, entertainment and other	8.1%	9.0%

Total	100.0%	100.0%

The following table presents data related to gaming revenues at Mohegan Sun (in millions, except where noted):

	For the Three Months Ended December 31,
	2006	2005	Variance	Percentage Variance
Slot handle	$2,675	$2,581	$94	3.6%
Gross slot revenues	$229	$216	$13	6.0%
Net slot revenues	$221	$211	$10	4.7%
Weighted average number of slot machines (in units)	6,185	6,204	(19)	-0.3%
Gross slot hold percentage	8.6%	8.4%	0.2%	2.4%
Gross slot win per unit per day (in dollars)	$402	$379	$23	6.1%
Table games drop	$586	$561	$25	4.5%
Table games revenues	$95	$95	$—	—
Weighted average number of table games (in units)	305	300	5	1.7%
Table games hold percentage (1)	16.1%	17.0%	-0.9%	-5.3%
Table games revenue per unit per day (in dollars)	$3,371	$3,450	$(79)	-2.3%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months ended December 31, 2006 compared to the same period in the prior year increased due to continued growth in net slot revenues. A change in guest denomination preference in slot machines also led to a higher gross slot hold percentage for the three months ended December 31, 2006. We exceeded the Connecticut slot revenue market growth rate for the three months ended December 31, 2006 of 4.4%, with Mohegan Sun increasing its market share to 53.8% for the three months ended December 31, 2006 from 53.1% for the same period in the prior year. The State of Connecticut reported slot revenues of $425.2 million and $407.1 million for the three months ended December 31, 2006 and 2005, respectively.

Food and beverage revenues for the three months ended December 31, 2006 compared to the same period in the prior year increased slightly as a result of a $121,000 increase in beverage revenues, partially offset by a $23,000 decrease in food revenues. The decrease in food revenues was a result of a 7.3% decrease in the number of food covers partially offset by a 7.8% increase in the average price per meal. The average price per meal was $14.03 and $13.02 for the three months ended December 31, 2006 and 2005, respectively.

The following table presents data related to hotel revenues at Mohegan Sun:

	For the Three Months Ended December 31,
	2006	2005	Variance	Percentage Variance
Rooms occupied	96,400	98,600	(2,200)	-2.2%
Average daily room rate (ADR)	$127	$122	$5	4.1%
Occupancy rate	89.2%	91.2%	-2.0%	-2.2%
Revenue per available room (REVPAR)	$113	$111	$2	1.8%

Hotel revenues for the three months ended December 31, 2006 compared to the same period in the prior year increased as a result of an increase in ADR, offset by a decrease in hotel occupancy. The decrease in hotel occupancy is the result of rooms being out of service due to the hotel room renovation program that commenced in late September 2006 and will continue through June 2007. During the three months ended December 31, 2006, we continued our hotel room yield management strategy which we believe contributes to the growth in gaming revenues.

Retail, entertainment and other revenues for the three months ended December 31, 2006 compared to the same period in the prior year decreased primarily as a result of a $2.8 million, or 18.6%, decrease in entertainment revenues. The decrease in entertainment revenues was primarily due to a 14.4% decrease in Mohegan Sun Arena ticket sales and a 7.7% decrease in average price for Arena tickets. During the three months ended December 31, 2006, there were less events in the Arena as well as smaller capacity shows.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$10,876	$11,143	$(267)	-2.4%
Hotel	4,423	4,410	13	0.3%
Retail, entertainment and other	16,224	17,962	(1,738)	-9.7%

Total	$31,523	$33,515	$(1,992)	-5.9%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Food and beverage	$10,912	$11,156	$(244)	-2.2%
Hotel	2,036	2,097	(61)	-2.9%
Retail, entertainment and other	13,263	13,981	(718)	-5.1%

Total	$26,211	$27,234	$(1,023)	-3.8%

Promotional allowances decreased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of a significant decrease in entertainment complimentaries resulting from the change in events at the Mohegan Sun Arena, as discussed above. The decrease in promotional allowances was also due to a decrease in retail and food and beverage complimentaries as a result of a net shift in the utilization of patron complimentaries from Authority-owned outlets to third party outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Gaming	$180,525	$176,521	$4,004	2.3%
Food and beverage	11,795	12,172	(377)	-3.1%
Hotel	3,945	3,903	42	1.1%
Retail, entertainment and other	11,926	11,576	350	3.0%
Advertising, general and administrative	53,409	48,142	5,267	10.9%
Pre-opening costs and expenses	304	—	304	100.0%
Depreciation and amortization	20,861	20,846	15	0.1%

Total	$282,765	$273,160	$9,605	3.5%

Gaming costs and expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of higher redemption costs due to increased Player’s Club point utilization at third party outlets and higher slot win contribution to the State of Connecticut commensurate with the growth in gross slot revenues. Slot win contribution payments to the State of Connecticut totaled $57.2 million and $54.0 million for the three months ended December 31, 2006 and 2005, respectively. Despite the increases mentioned above, efficiencies achieved in our gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 57.2 % for the three months ended December 31, 2005 to 56.7% for the three months ended December 31, 2006.

Food and beverage costs and expenses decreased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of lower labor and other operating costs.

Hotel costs and expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year as a result of increased direct labor costs, offset by a decrease in room supply costs, which can fluctuate over interim periods.

Retail, entertainment and other costs and expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year as a result of increased direct labor and cost of goods sold for retail operations and decreased retail and entertainment complimentaries, resulting in a lower amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses, offset by decreases in entertainment expenses due to the change in Arena events discussed above.

Advertising, general and administrative costs and expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of increased property maintenance and other costs necessary to support Mohegan Sun operations, greater advertising expenditures from the production of new television commercials and approximately $2.0 million of additional costs associated with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons.

Pre-opening costs and expenses for the three months ended December 31, 2006 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” There were no pre-opening costs and expenses for the three months ended December 31, 2005.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005	Dollar Variance	Percentage Variance
Gaming	$28,282	$6,826	$21,456	314.3%
Food and beverage	1,150	525	625	119.0%
Retail and other	496	276	220	79.7%

Total	$29,928	$7,627	$22,301	292.4%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The table below summarizes the percentage of gross revenues from each of the three revenue sources at Mohegan Sun at Pocono Downs:

	For the Three Months Ended December 31,
	2006 (1)	2005
Gaming	94.5%	89.5%
Food and beverage	3.8%	6.9%
Retail and other	1.7%	3.6%

Total	100.0%	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The following table presents data related to gaming revenues at Mohegan Sun at Pocono Downs (in thousands, except where noted):

	For the Three Months Ended December 31,
	2006 (1)	2005	Variance	Percentage Variance
Slot handle	$217,908	$—	$217,908	100.0%
Gross slot revenues	$21,816	$—	$21,816	100.0%
Net slot revenues	$21,629	$—	$21,629	100.0%
Weighted average number of slot machines (in units)	1,099	—	1,099	100.0%
Gross slot hold percentage	10.0%	—	10.0%	100.0%
Gross slot win per unit per day (in dollars)	$412	$—	$412	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Gaming revenues for the three months ended December 31, 2006 compared to the same period in the prior year increased as a result of the addition of $21.6 million in net slot revenues due to the opening of the Phase I slot machine facility. The increase in food and beverage revenues and retail and other revenues for the three months ended December 31, 2006 compared to the same period in the prior year is also attributable to the opening of the Phase I slot machine operation at Pocono Downs.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005	Dollar Variance	Percentage Variance
Food and beverage	$89	$—	$89	100.0%
Retail	43	—	43	100.0%

Total	$132	$—	$132	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005	Dollar Variance	Percentage Variance
Food and beverage	$117	$—	$117	100.0%
Retail	62	—	62	100.0%

Total	$179	$—	$179	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006 (1)	2005	Dollar Variance	Percentage Variance
Gaming	$21,509	$4,871	$16,638	341.6%
Food and beverage	1,403	568	835	147.0%
Retail and other	316	207	109	52.7%
Advertising, general and administrative	3,224	2,212	1,012	45.8%
Pre-opening costs and expenses	3,244	1,099	2,145	195.2%
Depreciation and amortization	2,034	621	1,413	227.5%

Total	$31,730	$9,578	$22,152	231.3%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Operating costs and expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of higher operating costs and expenses necessary to support the new slot operations, including slot machine tax assessment payments to the PGCB, and increased personnel, consulting and other pre-opening costs and expenses associated with the opening of the Phase I slot machine facility. Slot machine tax assessment payments to the PGCB totaled $12.9 million for the three months ended December 31, 2006. The increase in depreciation and amortization expenses for the three months ended December 31, 2006 was principally due to depreciation on the new Phase I facility and slot machines and equipment.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation	$20	$19	$1	5.3%
Corporate expenses	2,653	2,179	474	21.8%

Total corporate expenses	$2,673	$2,198	$475	21.6%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(7,449)	$(7,677)	$228	-3.0%
Interest income (2)	766	326	440	135.0%
Interest expense, net of capitalized interest	(23,611)	(22,820)	(791)	3.5%
Other income (expense), net	(115)	64	(179)	-279.7%

Total other expense, net	$(30,409)	$(30,107)	$(302)	1.0%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Cowlitz Indian Tribe related to the Cowlitz Project, as more fully described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Corporate expenses increased for the three months ended December 31, 2006 compared to the same period in the prior year primarily as a result of increased professional costs and fees related to compliance with the Sarbanes-Oxley Act of 2002.

Interest expense, net of capitalized interest, increased for the three months ended December 31, 2006 compared to the same period in the prior year primarily due to an increase in the weighted average outstanding debt, partially offset by the capitalization of $358,000 in interest costs incurred during the construction phase of the Phase I slot machine facility at Pocono Downs. The weighted average outstanding debt was $1.30 billion for the three months ended December 31, 2006 compared to $1.25 billion for the three months ended December 31, 2005. The increase in weighted average outstanding debt was the result of additional borrowing for the payment of the $50.0 million slot license fee and capital expenditures in connection with the Phase I slot machine facility at Mohegan Sun at Pocono Downs, all described below under “Liquidity, Capital Resources and Capital Spending.” The weighted average interest rate was 7.4% for the three months ended December 31, 2006 and 2005.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing on March 31st and ending in November. The overall gaming industry in Pennsylvania is also expected to be seasonal in nature. Accordingly, the results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2006	2005	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$71,042	$65,125	$5,917	9.1%
Net cash flows used in investing activities	(80,792)	(20,894)	(59,898)	286.7%
Net cash flows provided by (used in) financing activities	56,141	(23,542)	79,683	-338.5%

Net increase in cash and cash equivalents	$46,391	$20,689	$25,702	124.2%

As of December 31, 2006 and September 30, 2006, we held cash and cash equivalents of $121.6 million and $75.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the three months ended December 31, 2006 is attributable primarily to lower working capital requirements and the increase in operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•

increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania (including the December 2006 approval of two Category Two slot machine facilities in the immediate market of Mohegan Sun at Pocono Downs), which may result in a substantial decrease in revenue;

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in investing activities for the three months ended December 31, 2006 is attributable primarily to the payment of the one-time slot machine license fee of $50.0 million to the PGCB, as discussed above under “Overview-Mohegan Sun at Pocono Downs.” The increase in cash provided by financing activities for the three months ended December 31, 2006 is attributable primarily to an $82.0 million increase in total net borrowings to facilitate the payment of the $50.0 million slot license fee and capital expenditures for the Phase I slot machine facility at Mohegan Sun at Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2006, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities and Mohegan Golf are guarantors of each of these notes, except for the 2001 senior subordinated notes guaranteed exclusively by MBC. Refer to Note 4 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

In November 2006, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from BB- to B+ and the credit rating on our senior subordinated notes from B+ to B, primarily to reflect an increase in our projected ratio of debt to earnings related to the additional financings needed to fund Project Horizon and the development plans at Pocono Downs. Moody’s Investors Services maintained its rating of Baa2 on our 2005 senior notes and its rating of Ba2 on our senior subordinated notes following our announcement of the Project Horizon expansion, but has issued a credit watch on our notes based on the explanation provided above.

Bank Credit Facility. We have a loan agreement for up to $450.0 million, or bank credit facility, from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent. The bank credit facility provides for a revolving loan and letter of credit capacity of up to $450.0 million and matures on March 31, 2008. As of December 31, 2006, the amount under letters of credit totaled $309,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $400.7 million of available borrowing under the bank credit facility as of December 31, 2006 (without taking into account covenants under the line of credit described below). The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We expect to close on a new $1.0 billion revolving bank credit facility in the second quarter of fiscal 2007, which will replace our current bank credit facility.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets of the Pocono Downs entities, and a leasehold mortgage on the land and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as we or our restricted subsidiaries acquire them. In addition, our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA and the Pocono Downs entities. Mohegan Golf is expected to execute appropriate guarantees in connection with our planned new bank credit facility. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of December 31, 2006, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), plus in either case, the applicable spread at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the applicable spread for commitment fees times the average daily unused commitment for that calendar quarter. Applicable spreads are based on our Total Leverage Ratio, as defined in the bank credit facility. The applicable spread for base rate advances is between 0.50% and 1.25%, and the applicable spread for LIBOR rate advances is between 1.75% and 2.50%. The applicable spread for commitment fees is between 0.375% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on LIBOR loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2006, we had $14.0 million in base rate loans and $35.0 million in LIBOR rate loans outstanding. The base rate loans outstanding at December 31, 2006 were based on Bank of America’s prime rate of 8.25% plus an applicable spread of 1.00%. The LIBOR rate loans outstanding at December 31, 2006 were based on a one-month LIBOR rate of 5.35% plus an applicable spread of 2.25%. The applicable spread for commitment fees was 0.50% as of December 31, 2006.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of one-month LIBOR, plus the applicable spread, determined on the basis of our Leverage Ratio, as defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of December 31, 2006, we were in compliance with all covenant requirements in the line of credit.

Letters of Credit. We maintain two uncollateralized letters of credit to satisfy potential workers’ compensation liabilities and overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise. The letters of credit expire on August 31, 2007 and January 25, 2008, respectively, subject to renewals. As of December 31, 2006, no amounts were drawn on the letters of credit.

Salishan Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month LIBOR, plus the applicable spread of 1.25% for base rate loans and 2.25% for LIBOR loans. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off the mortgage payable discussed in Note 4 to our condensed consolidated financial statements in this Form 10-Q. As of December 31, 2006, Salishan-Mohegan had $11.0 million of available borrowings under the Salishan Credit Facility. As of December 31, 2006, Salishan-Mohegan had $14.0 million in LIBOR rate loans outstanding, which were based on a one-month LIBOR rate of 5.35 % plus an applicable spread of 2.25%. The applicable spread for commitment fees was 0.50% as of December 31, 2006.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $39.0 million for the three months ended December 31, 2006, compared to $25.2 million for the three months ended December 31, 2005. These capital expenditures were an aggregate of the following:

•

Capital expenditures at Mohegan Sun totaled $11.6 million and $14.6 million for the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006, these expenditures included $6.1 million in maintenance capital expenditures, $3.1 million in property renovation expenditures and $2.4 million in costs related to the Project Horizon expansion. For the three months ended December 31, 2005, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth, new slot machines and for other general maintenance of the Mohegan Sun facility.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $27.4 million and $10.6 million for the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006, these expenditures were comprised primarily of Pocono Downs Phase I construction expenditures of $27.2 million, including $358,000 in capitalized interest. For the three months ended December 31, 2005, these expenditures were comprised primarily of construction costs for the renovation and expansion of the existing clubhouse and grandstand for the Phase I facility, including $146,000 in capitalized interest.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2007 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Overview-Mohegan Sun-Project Horizon,” are budgeted to be $75.1 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $45.1 million for the purchase of information system security technology, server replacements, surveillance technology improvements, slot machines and back up power improvements.

•

Property renovation expenditures are expected to be approximately $30.0 million for the addition of new slot machines in the Casinos of the Earth and Sky replacing certain redemption booths following changes in redemption technology, for conversion of the Cabaret lounge into a semi-private gaming area and for the renovation of all guest rooms in the Sky hotel scheduled to be completed in June 2007.

We anticipate that we will spend approximately $134.0 million in fiscal year 2007 ($740.0 million in total) on Project Horizon.

Capital expenditures for Mohegan Sun at Pocono Downs are anticipated to be approximately $68.0 million for the 2007 fiscal year, comprised primarily of approximately $28.0 million and $38.0 million in development costs to complete the Phase I slot machine facility and to begin construction on the Phase II facility discussed above under “Overview-Mohegan Sun at Pocono Downs,” respectively. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the PGCB.

We anticipate the development of the Phase I facility at Mohegan Sun at Pocono Downs will cost approximately $72.0 million in total, which does not include the $50.0 million one-time slot machine license fee, and we plan to spend approximately $140.0 million to $150.0 million on the development of the Phase II facility at Mohegan Sun at Pocono Downs.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon and Phase II at Pocono Downs through a new $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks. The new facility will replace our current $450.0 million bank credit facility and is expected to close in the second quarter of fiscal 2007.

Interest Expense

For the three months ended December 31, 2006 and 2005, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2006	2005
Bank credit facility	$1,567	$610
1999 8 1/8% senior notes	—	284
2005 6 1/8% senior notes	3,828	3,871
2001 8 3/8 % senior subordinated notes	342	342
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/8% senior subordinated notes	5,260	5,260
2004 7 1/8% senior subordinated notes	4,008	3,963
2005 6 7/8% senior subordinated notes	2,578	2,607
WNBA note	88	86
Line of credit	181	106
Salishan Credit Facility	235	—
Amortization of net deferred gain on settlement of derivative instruments	114	102
Amortization of debt issuance costs	768	735
Capitalized interest	(358)	(146)

Total interest expense, net of capitalized interest	$23,611	$22,820

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $75.0 million for fiscal year 2007. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the further development of a Phase II facility are anticipated to be funded through the new bank credit facility and additional borrowings, as necessary (refer to “Sources of Funding for Capital Expenditures” above). As of December 31, 2006, we had $400.7 million available for borrowing under our current bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,310,880	$71,535	$346,000	$18,345	$875,000
Interest payments on long-term debt (3)	505,190	79,295	172,488	126,251	127,156

Total	$1,816,070	$150,830	$518,488	$144,596	$1,002,156

(1)	Amounts represent payment obligations from January 1, 2007 to September 30, 2007.
(2)	Long-term debt includes maturities scheduled as of December 31, 2006 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of December 31, 2006, pursuant to respective debt agreements. Refer to Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of December 31, 2006 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contributions (2)	$22,795	$160,000	$160,000	$400,000
Relinquishment commitments (3)	78,901	158,977	159,859	273,175
Priority distributions (4)	16,829	35,387	37,826	106,364
Town of Montville commitment (5)	500	1,000	1,000	2,500
Host city local share assessment (6)	10,000	20,000	20,000	50,000

Total	$129,025	$375,364	$378,685	$832,039

(1)	Amounts represent payment commitments from October 1, 2006 to September 30, 2007.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Assuming the slot machine operations at Mohegan Sun produce future results similar to the fiscal year 2006 results, the minimum annual amount to be paid to the State of Connecticut would be $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting city of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment for municipalities included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Derivative Instruments

At times, we use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly. We did not have any derivative instruments as of December 31, 2006.

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

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments.

The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. A mediation conference was held on January 23, 2007 with the Court, with another mediation scheduled for February 21, 2007. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by March 2, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. We cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to us, our financial position, results of operations and cash flows could be adversely affected.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a LIBOR-based formula, plus applicable spreads. As of December 31, 2006, we had $49.0 million drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of December 31, 2006.

The following table provides information as of December 31, 2006 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of December 31, 2006.

Expected Maturity Date

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$—	$330,000	$—	$16,345	$875,000	$1,221,345	$1,233,866
Average interest rate	—	—	6.4%	—	8.4%	7.0%	6.9%
Variable Rate	$22,535	$50,000	$15,000	$1,000	$1,000	$—	$89,535	$89,535
Average interest rate	7.3%	7.5%	7.4%	6.7%	6.7%	—	7.4%

Item 4.	Controls and Procedures

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. A mediation conference was held on January 23, 2007 with the Court, with another mediation scheduled for February 21, 2007. Written proposed findings of fact and conclusions of law are required to be submitted to the Luzerne County Court by March 2, 2007, after which the Court will issue a ruling. At this stage of the litigation, no single amount within the range of any possible loss can be reasonably determined. We cannot provide any assurance as to the ultimate success of our defense of the school board’s complaint. If the school board’s complaint was resolved unfavorably to us, our financial position, results of operations and cash flows could be adversely affected.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Authority’s Form 10-K for the fiscal year ended September 30, 2006.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 13, 2007	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: February 13, 2007	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 13, 2007	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.13	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.14	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.15	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.16	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.18	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.19	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.20	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.21	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.22	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.23	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.24	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

Exhibit No.	Description
4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.32	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).