Form 10-Q
period 2007-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2007-05-15
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	September 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$103,653	$75,246
Receivables, net	27,954	27,142
Inventories	16,463	15,353
Other current assets	22,830	19,967

Total current assets	170,900	137,708

Non-current assets:
Property and equipment, net	1,350,599	1,339,823
Goodwill	39,459	39,459
Other intangible assets, net	393,066	339,649
Other assets, net	76,922	57,718

Total assets	$2,030,946	$1,914,357

LIABILITIES AND CAPITAL

Current liabilities:
Current portion of long-term debt	$1,000	$3,550
Current portion of relinquishment liability	96,235	96,936
Trade payables	19,006	21,812
Accrued interest payable	20,432	21,011
Other current liabilities	151,468	129,039

Total current liabilities	288,141	272,348

Non-current liabilities:
Long-term debt, net of current portion	1,305,882	1,225,804
Relinquishment liability, net of current portion	426,911	451,038
Other long-term liabilities	845	542

Total liabilities	2,021,779	1,949,732
Minority interests	4,254	3,480

Commitments and contingencies

Capital:
Retained earnings (deficit)	4,913	(38,855)

Total capital	4,913	(38,855)

Total liabilities and capital	$2,030,946	$1,914,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Six Months Ended March 31, 2007	For the Six Months Ended March 31, 2006
Revenues:
Gaming	$356,904	$303,234	$703,170	$617,986
Food and beverage	23,614	22,613	48,768	47,046
Hotel	11,221	11,634	24,163	24,242
Retail, entertainment and other	26,685	25,175	58,561	59,373

Gross revenues	418,424	362,656	834,662	748,647
Less—Promotional allowances	(28,400)	(27,292)	(60,055)	(60,807)

Net revenues	390,024	335,364	774,607	687,840

Operating costs and expenses:
Gaming	207,255	171,460	408,779	352,305
Food and beverage	12,451	12,537	25,579	25,210
Hotel	4,136	3,999	8,081	7,902
Retail, entertainment and other	9,209	8,680	21,416	20,423
Advertising, general and administrative	57,809	47,834	114,347	98,053
Corporate expenses	2,531	3,887	5,184	6,066
Pre-opening costs and expenses	197	949	3,745	2,048
Depreciation and amortization	23,237	21,826	46,111	43,269

Total operating costs and expenses	316,825	271,172	633,242	555,276

Income from operations	73,199	64,192	141,365	132,564

Other income (expense):
Accretion of discount to the relinquishment liability	(7,448)	(7,676)	(14,897)	(15,353)
Interest income	774	488	1,540	814
Interest expense, net of capitalized interest	(24,113)	(22,822)	(47,724)	(45,642)
Write-off of debt issuance costs	(71)	—	(71)	—
Other income (expense), net	(247)	(56)	(362)	8

Total other expense	(31,105)	(30,066)	(61,514)	(60,173)

Income from continuing operations before minority interests	42,094	34,126	79,851	72,391
Minority interests	190	726	328	746

Income from continuing operations	42,284	34,852	80,179	73,137
Income (loss) from discontinued operations (Note 8)	36	(10)	31	(1)

Net income	$42,320	$34,842	$80,210	$73,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balances, December 31, 2006	$(19,540)
Net income	42,320
Distributions to Tribe	(17,906)
Capital adjustment from majority-owned subsidiary transaction	39

Balances, March 31, 2007	$4,913

Balances, September 30, 2006	$(38,855)
Net income	80,210
Distributions to Tribe	(36,481)
Capital adjustment from majority-owned subsidiary transaction	39

Balances, March 31, 2007	$4,913

Total Capital
Balances, December 31, 2005	$(84,409)
Net income	34,842
Distributions to Tribe	(18,211)

Balances, March 31, 2006	$(67,778)

Balances, September 30, 2005	$(104,872)
Net income	73,136
Distributions to Tribe	(36,042)

Balances, March 31, 2006	$(67,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows provided by (used in) operating activities:
Net income	$80,210	$73,136
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	46,194	43,353
Accretion of discount to the relinquishment liability	14,897	15,353
Cash paid for accretion of discount to the relinquishment liability	(15,126)	(14,543)
Accretion of discount to the gain on Pocono Downs purchase settlement	(826)	—
Net loss (gain) on disposition of assets	1,175	(8)
Provision for losses on receivables	1,736	2,267
Amortization of debt issuance costs	1,636	1,475
Write-off of debt issuance costs	71	—
Amortization of net deferred gain on settlement of derivative instruments	228	216
Minority interests	(328)	(746)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(1,574)	(3,377)
(Increase) decrease in inventories	(1,110)	358
Increase in other assets	(10,915)	(7,576)
Decrease in trade payables	(2,806)	(4,803)
Increase in other liabilities	15,610	2,573

Net cash flows provided by operating activities	129,072	107,678

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $6,378 and $5,095, respectively	(53,626)	(55,477)
Payment of Category One slot machine license fee	(50,000)	—
Acquisition of Menominee Project development rights and other related assets	(6,381)	—
Proceeds from settlement of construction dispute	2,000	—
Proceeds from asset sales	195	102
Issuance of third party loans and advances	(1,949)	(1,730)
Payments received on third-party loans	397	338

Net cash flows used in investing activities	(109,364)	(56,767)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	131,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	(115,000)
New Bank Credit Facility borrowings—revolving loan	81,000	—
New Bank Credit Facility repayments—revolving loan	(16,000)	—
Salishan Credit Facility borrowings—revolving loan	15,250	—
Line of credit borrowings	305,436	246,150
Line of credit repayments	(305,436)	(230,151)
Payments on long-term debt	(3,550)	(14,970)
Minority interest contributions	—	690
Principal portion of relinquishment liability payments	(24,599)	(23,551)
Distributions to Tribe	(36,481)	(36,042)
Capitalized debt issuance costs	(6,921)	—

Net cash flows provided by (used in) financing activities	8,699	(41,874)

Net increase in cash and cash equivalents	28,407	9,037
Cash and cash equivalents at beginning of period	75,246	72,425

Cash and cash equivalents at end of period	$103,653	$81,462

Supplemental disclosure:
Cash paid during the period for interest	$46,856	$45,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation located in southeastern Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a casino known as Mohegan Sun. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Golf, LLC (“Mohegan Golf”) and Mohegan Ventures Wisconsin, LLC (“MVW”). Refer to Notes 3 and 4 for the formation of Mohegan Golf and MVW, respectively. MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC.

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

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe and located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly owned subsidiary of the Tribe, hold 85.4% and 14.6% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, formed to participate in the development of a casino to be owned by the federally recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and located in Kenosha, Wisconsin (the “Menominee Project”). Refer to Note 4 for further information on MVW and WTG.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its majority and wholly owned subsidiaries. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions are eliminated.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Authority is currently evaluating the potential impact of this standard on its financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3—MOHEGAN GOLF, LLC:

In November 2006, the Authority formed a wholly owned subsidiary, Mohegan Golf, to purchase and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending satisfaction of certain conditions, including the identification of certain water sources by the current owner and the receipt of related permits required by the State of Connecticut. The Authority has designated Mohegan Golf as a restricted subsidiary, and it is therefore a guarantor of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (see Note 5).

NOTE 4—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In March 2007, the Authority formed a wholly owned subsidiary, MVW, one of two members in WTG. WTG is a majority-owned subsidiary of the Authority also formed in March 2007, whose other member is Mohegan Ventures, LLC (“MV”), a wholly owned subsidiary of the Tribe. The Authority has designated MVW and WTG as restricted subsidiaries, and they are therefore guarantors of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (see Note 5).

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”) of Kenosha, Wisconsin. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (“MKGA”), which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. This agreement is currently being amended to reflect that WTG will be the developer of the planned casino. The Authority also currently holds the rights to manage, operate and maintain the planned casino for a period of seven years commencing with the opening of the casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement with the Menominee Tribe and Menominee Kenosha Gaming Authority, which also approximates net income from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission.

WTG paid $6.4 million in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4.4 million for project advances; (2) a development rights intangible asset valued at $3.7 million; (3) a note payable to MV of $1.1 million; and (4) a note payable to MKGA of $600,000. The purchase amount was contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG to capital in return for its initial membership interest in WTG. The development rights intangible asset will be amortized on a straight line basis over its estimated useful life of seven years, which will commence upon the opening of the proposed casino, and will be periodically reviewed for impairment in accordance with SFAS No. 144. Pursuant to the development agreement, the receivables from MKGA, and related accrued interest, generally are reimbursable to WTG upon the receipt of necessary financing for the development of the proposed casino.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
New Bank Credit Facility	$65,000	$—
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	4,000	5,000
Salishan Credit Facility	15,250	—
Mortgage—Salishan-Mohegan	—	2,550
MKGA Note Payable (Note 4)	600	—

Subtotal	1,306,195	1,228,895
Net deferred gain on derivative instruments sold	687	459

Total debt	$1,306,882	$1,229,354

Prior Bank Credit Facility

On March 9, 2007, the Authority repaid the entire outstanding $55.0 million of indebtedness under its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”), for up to $450.0 million from a syndicate of financial institutions and commercial banks. As of March 9, 2007, the Prior Bank Credit Facility was extinguished and certain unamortized debt issuance costs of $71,000 were charged as a write-off of debt issuance costs in the accompanying condensed consolidated statements of income.

New Bank Credit Facility

On March 9, 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “New Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The New Bank Credit Facility replaces the Authority’s Prior Bank Credit Facility. The total commitment on the new facility may be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the New Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of March 31, 2007, the amount under letters of credit totaled $659,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the New Bank Credit Facility, the Authority had approximately $934.3 million of available borrowing under the New Bank Credit Facility as of March 31, 2007 (without taking into account covenants under the Line of Credit described below).

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Mohegan Sun at Pocono Downs, and upon obtaining necessary approval by the United States Department of the Interior Bureau of Indian Affairs, a leasehold mortgage on the land previously

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the New Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, the Authority’s maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its New Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The New Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of March 31, 2007, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the New Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2007, the Authority had $65.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2007 were based on a one-month Eurodollar rate of 5.32% plus an Applicable Rate of 1.38%. The Applicable Rate for commitment fees was 0.25% as of March 31, 2007. Accrued interest, including commitment fees, on the New Bank Credit Facility was $406,000 as of March 31, 2007.

The initial advances under the New Bank Credit Facility totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance the Authority’s Prior Bank Credit Facility, pay costs related to entering into the New Bank Credit Facility and fund certain operating costs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the New Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2005 Senior Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2007 and September 30, 2006, accrued interest on the 2005 Senior Notes was $1.9 million.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants there under. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of March 31, 2007. As of March 31, 2007 and September 30, 2006, accrued interest on the 2001 Senior Subordinated Notes was $342,000.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes is April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2007 and September 30, 2006, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2007 and September 30, 2006, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding $200.0 million 8.125% Senior Notes issued in March 1999 and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Mohegan Golf, MVW and WTG are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2007 and September 30, 2006, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2007 and September 30, 2006, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of March 31, 2007, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to three-month LIBOR plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of March 31, 2007 and September 30, 2006, accrued interest on the WNBA Note was $48,000 and $224,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit matures on March 31, 2008 and subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of March 31, 2007, the Authority was in compliance with all covenant requirements in the Line of Credit and had $25.0 million available for borrowing under the Line of Credit. As of March 31, 2007, there was no accrued interest on the Line of Credit. As of September 30, 2006, accrued interest on the Line of Credit was $9,000.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of March 31, 2007, Salishan-Mohegan had $9.7 million of available borrowings under the Salishan Credit Facility. As of March 31, 2007, Salishan-Mohegan had $15.3 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 5.32 % plus a spread of 2.25%. The rate for commitment fees was 0.50% as of March 31, 2007. Accrued interest on the Salishan Credit Facility was $50,000 as of March 31, 2007.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of March 31, 2007.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended March 31, 2007 and 2006, the Authority recorded amortization of $114,000, and for the six months ended March 31, 2007 and 2006, the Authority recorded amortization of $228,000 and $216,000, respectively, to reduce interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Letters of Credit

The Authority maintains three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and overdue amounts for purses due to horsemen at Pocono Downs that may arise. The letters of credit expire on August 31, 2007, January 25, 2008 and November 17, 2007, respectively, subject to renewals. As of March 31, 2007, no amounts were drawn on the letters of credit.

NOTE 6—RELATED PARTY TRANSACTIONS:

As referenced in Note 4, the Tribe acquired a 14.6% membership interest in WTG, a majority owned subsidiary of the Authority, through its wholly owned subsidiary, MVW, in March 2007. The Tribe converted $1.1 million in WTG receivables to WTG capital in return for its membership interest.

The Tribe provides governmental and administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended March 31, 2007 and 2006, the Authority incurred $5.5 million and $5.0 million, respectively, and for the six months ended March 31, 2007 and 2006, the Authority incurred $10.7 million and $10.0 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $130,000 relating to these land lease agreements for each of the three months and six months ended March 31, 2007 and 2006, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended March 31, 2007 and 2006, the Authority incurred costs of $6.8 million and $5.3 million, respectively, for such utilities. During the six months ended March 31, 2007 and 2006, the Authority incurred costs of $11.9 million and $10.3 million, respectively, for such utilities.

The Tribe provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, transferred to the Authority during the three months ended December 31, 2006. The Authority recorded $636,000 of capital expenditures associated with the Tribe’s Development Department for the three months ended March 31, 2006. The Authority recorded $53,000 and $1.2 million of capital expenditures associated with the Tribe’s Development Department for the six months ended March 31, 2007 and 2006, respectively.

NOTE 7—COMMITMENTS AND CONTINGENCIES:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Authority reflected expenses associated with the Slot Win Contribution totaling $54.9 million and $54.2 million for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, the expenses associated with the Slot Win Contribution totaled $112.1 million and $108.2 million, respectively. As of March 31, 2007 and September 30, 2006, outstanding Slot Win Contribution payments to the State of Connecticut totaled $19.5 million.

Category One Slot Machine License

Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing, L.P. by the Pennsylvania Gaming Control Board (the “PGCB”) on September 27, 2006 and December 20, 2006, respectively, for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB, the Phase I slot machine facility at Mohegan Sun at Pocono Downs was opened to the public on November 14, 2006. The slot machine license fee of $50.0 million was added to the existing slot machine license intangible asset of $214.0 million referred to in the consolidated financial statements in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The total slot machine license intangible asset of $264.0 million, with an indefinite useful life, is included in the accompanying condensed consolidated balance sheet as of March 31, 2007.

The Race Horse Development and Gaming Act of 2004 stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc. and local share assessments to be paid to the host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.

The Authority reflected expenses associated with the PGCB slot machine tax assessments totaling $23.9 million and $36.8 million for the three and six months ended March 31, 2007, respectively. As of March 31, 2007, a liability for slot machine tax payments owed to the PGCB of $1.7 million was recorded in the accompanying condensed consolidated balance sheet.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.2 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, these payments totaled $8.3 million and $8.1 million, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $4.0 million.

Environmental Contingencies

Prior to acquiring the Pocono Downs entities, the Authority conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, the Authority identified several recognized environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. The Authority has implemented a comprehensive plan to mitigate and resolve these conditions. As of March 31, 2007, the Authority has an estimated remaining obligation of $199,000.

Pennsylvania Property Tax Litigation

As the successor owner of Downs Racing, L.P., the Authority is involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing, L.P.’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. A trial was held on the case in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Mediation conferences were subsequently held in January 2007 and February 2007, culminating in a tentative settlement pending the finalization and execution of settlement documentation and the approval of the settlement documents by the various parties in the litigation and the Luzerne County Court. Based on the proposed settlement, the Authority estimates its liability for this litigation covering tax periods through March 31, 2007 will be approximately $3.3 million, which is recorded in the Authority’s income from operations for the three months ended March 31, 2007.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID”), and collectively with MTR (“Presque Isle”), for $7.0 million. Penn National Gaming Inc. assigned its rights under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Presque Isle will be required to make the $7.0 million payment to Downs Racing, L.P. upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. If the receipt of slot machine revenues triggers the $7.0 million payment, then MTR has the right to delay such $7.0 million payment until the earlier to occur of (i) the first anniversary of the first receipt of revenue from slot machine operations or (ii) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania. After receipt of the $7.0 million payment, Downs Racing, L.P. will be required to discontinue its OTW operations in Erie, Pennsylvania and convey the Erie OTW facility to Presque Isle as soon as commercially reasonable.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. Pursuant to the terms of the agreement, receipt of the $7.0 million payment can be no later than the commencement of pari-mutuel wagering at Presque Isle Downs, which is scheduled to open in September 2007. The Authority has accordingly reported the results of its Erie OTW facility from its Pocono Downs operating segment as income (loss) from discontinued operations in the accompanying condensed consolidated statements of income, which includes total net revenues from the Erie OTW facility of $792,000 and $801,000 for the three months ended March 31, 2007 and 2006, respectively, and $1.5 million and $1.6 million for the six months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and September 30, 2006, assets held for sale totaled $7.1 million, which were comprised of the property and equipment of the Erie OTW operations, net of accumulated depreciation. The Authority estimates that the fair value of the assets held for sale less cost to sell approximates the carrying value, and as a result a loss from discontinued operations was not recorded for the period ended March 31, 2007.

NOTE 9—RELINQUISHMENT AGREEMENT:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the New Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 2005 Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are monthly payments required to be made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies”, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2007, the carrying amount of the relinquishment liability was $523.1 million as compared to $548.0 million at September 30, 2006. The decrease in the relinquishment liability during the six months ended March 31, 2007 is due to $39.8 million in relinquishment payments, offset by $14.9 million representing the accretion of discount to the relinquishment liability. Of the $39.8 million in relinquishment payments, $24.7 million represents payment of principal and $15.1 million represents payment of the accretion of discount to the relinquishment liability. During the six months ended March 31, 2006, the Authority paid $38.1 million in relinquishment payments, consisting of $23.6 million in principal amounts and $14.5 million representing the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At March 31, 2007 and September 30, 2006, relinquishment payments earned but unpaid were $18.5 million and $20.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 10—SEGMENT REPORTING:

As of March 31, 2007, the Authority owns and operates the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operates a gaming and entertainment facility offering slot machines and harness racing and five OTW facilities in Pennsylvania (of which one referred to in Note 8 is committed to be sold to a third party upon satisfaction of certain conditions expected to occur by September 2007, and is not reported in the below information). All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007 (1)	2006	2007 (2)	2006
Net revenues:
Mohegan Sun	$342,592	$328,669	$698,125	$674,359
Pocono Downs	47,432	6,695	76,482	13,481

Total	390,024	335,364	774,607	687,840

Income (loss) from operations:
Mohegan Sun	73,430	70,024	146,198	142,554
Pocono Downs	2,318	(1,928)	389	(3,888)
Corporate	(2,549)	(3,904)	(5,222)	(6,102)

Total	73,199	64,192	141,365	132,564
Accretion of discount to the relinquishment liability	(7,448)	(7,676)	(14,897)	(15,353)
Interest income	774	488	1,540	814
Interest expense, net of capitalized interest	(24,113)	(22,822)	(47,724)	(45,642)
Write-off of debt issuance costs	(71)	—	(71)	—
Other income (expense), net	(247)	(56)	(362)	8

Income from continuing operations before minority interests	42,094	34,126	79,851	72,391
Minority interests	190	726	328	746

Income from continuing operations	42,284	34,852	80,179	73,137
Income (loss) from discontinued operations	36	(10)	31	(1)

Net income	$42,320	$34,842	$80,210	$73,136

	For the Six Months Ended March 31,
	2007	2006
Capital expenditures:
Mohegan Sun	$29,608	$27,207
Pocono Downs	30,392	25,898
Corporate	4	7,467

Total	$60,004	$60,572

	March 31, 2007	September 30, 2006
Total assets:
Mohegan Sun	$1,494,072	$1,505,258
Pocono Downs (including goodwill of $39,459)	430,059	333,820
Corporate	106,815	75,279

Total	$2,030,946	$1,914,357

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2007, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. The 2001 Senior Subordinated Notes are guaranteed solely by MBC on a full and unconditional basis. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are not presented below because the Authority believes that the detailed financial information provided below and in Note 8—Segment Reporting is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and the non-guarantor subsidiary, Salishan-Mohegan, as of March 31, 2007 and September 30, 2006 and for the three months and six months ended March 31, 2007 and 2006 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,228,267	$102,381	$19,951	$—	$1,350,599
Intercompany receivables	209,205	9,770	—	(218,975)	—
Investment in subsidiaries	216,392	3,064	—	(219,456)	—
Other intangible assets, net	119,827	273,239	—	—	393,066
Other assets, net	205,505	69,652	12,124	—	287,281

Total assets	$1,979,196	$458,106	$32,075	$(438,431)	$2,030,946

LIABILITIES AND CAPITAL
Total current liabilities	$259,179	$28,146	$816	$—	$288,141
Long-term debt, net of current portion	1,287,032	3,600	15,250	—	1,305,882
Relinquishment liability, net of current portion	426,911	—	—	—	426,911
Intercompany payables	—	209,205	9,770	(218,975)	—
Other long-term liabilities	845	—	—	—	845

Total liabilities	1,973,967	240,951	25,836	(218,975)	2,021,779
Minority interests in subsidiaries	—	1,078	—	3,176	4,254
Total capital	5,229	216,077	6,239	(222,632)	4,913

Total liabilities and capital	$1,979,196	$458,106	$32,075	$(438,431)	$2,030,946

	As of September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,243,150	$76,722	$19,951	$—	$1,339,823
Intercompany receivables	118,415	19,148	—	(137,563)	—
Investment in subsidiaries	233,174	3,358	—	(236,532)	—
Other intangible assets, net	119,826	219,823	—	—	339,649
Other assets, net	181,415	44,079	9,391	—	234,885

Total assets	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

LIABILITIES AND CAPITAL
Total current liabilities	$261,135	$7,858	$3,355	$—	$272,348
Long-term debt, net of current portion	1,221,804	4,000	—	—	1,225,804
Relinquishment liability, net of current portion	451,038	—	—	—	451,038
Intercompany payables	—	118,415	19,148	(137,563)	—
Other long-term liabilities	542	—	—	—	542

Total liabilities	1,934,519	130,273	22,503	(137,563)	1,949,732
Minority interest in subsidiary	—	—	—	3,480	3,480
Total capital	(38,539)	232,857	6,839	(240,012)	(38,855)

Total liabilities and capital	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$342,593	$47,434	$—	$(3)	$390,024
Operating costs and expenses:
Gaming & other operations	197,809	35,245	—	(3)	233,051
Advertising, general and administrative	51,714	8,109	517	—	60,340
Pre-opening costs and expenses	4	193	—	—	197
Depreciation and amortization	20,358	2,879	—	—	23,237

Total operating costs and expenses	269,885	46,426	517	(3)	316,825

Income (loss) from operations	72,708	1,008	(517)	—	73,199
Accretion of discount to the relinquishment liability	(7,448)	—	—	—	(7,448)
Interest expense, net of capitalized interest	(14,927)	(9,186)	(573)	573	(24,113)
Loss on interests in subsidiaries	(8,024)	(163)	—	8,187	—
Other income, net	11	258	760	(573)	456

Income (loss) from continuing operations before minority interests	42,320	(8,083)	(330)	8,187	42,094
Minority interests	—	23	—	167	190

Income (loss) from continuing operations	42,320	(8,060)	(330)	8,354	42,284
Income from discontinued operations	—	36	—	—	36

Net income (loss)	$42,320	$(8,024)	$(330)	$8,354	$42,320

	For the Three Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$328,671	$6,697	$—	$(4)	$335,364
Operating costs and expenses:
Gaming & other operations	191,530	5,150	—	(4)	196,676
Advertising, general and administrative	47,152	2,766	1,803	—	51,721
Pre-opening costs and expenses	—	949	—	—	949
Depreciation and amortization	21,056	770	—	—	21,826

Total operating costs and expenses	259,738	9,635	1,803	(4)	271,172

Income (loss) from operations	68,933	(2,938)	(1,803)	—	64,192
Accretion of discount to the relinquishment liability	(7,676)	—	—	—	(7,676)
Interest expense, net of capitalized interest	(16,615)	(6,207)	(242)	242	(22,822)
Loss on interests in subsidiaries	(9,758)	(858)	—	10,616	—
Other income (expense), net	(42)	255	461	(242)	432

Income (loss) from continuing operations before minority interest	34,842	(9,748)	(1,584)	10,616	34,126
Minority interest	—		—	726	726

Income (loss) from continuing operations	34,842	(9,748)	(1,584)	11,342	34,852
Loss from discontinued operations	—	(10)	—	—	(10)

Net income (loss)	$34,842	$(9,758)	$(1,584)	$11,342	$34,842

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Six Months Ended March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$698,134	$76,485	$—	$(12)	$774,607
Operating costs and expenses:
Gaming & other operations	405,726	58,141	—	(12)	463,855
Advertising, general and administrative	106,901	11,625	1,005	—	119,531
Pre-opening costs and expenses	308	3,437	—	—	3,745
Depreciation and amortization	41,105	5,006	—	—	46,111

Total operating costs and expenses	554,040	78,209	1,005	(12)	633,242

Income (loss) from operations	144,094	(1,724)	(1,005)	—	141,365
Accretion of discount to the relinquishment liability	(14,897)	—	—	—	(14,897)
Interest expense, net of capitalized interest	(30,167)	(17,557)	(1,101)	1,101	(47,724)
Loss on interests in subsidiaries	(18,972)	(295)	—	19,267	—
Other income, net	152	550	1,506	(1,101)	1,107

Income (loss) from continuing operations before minority interests	80,210	(19,026)	(600)	19,267	79,851
Minority interests	—	23	—	305	328

Income (loss) from continuing operations	80,210	(19,003)	(600)	19,572	80,179
Income from discontinued operations	—	31	—	—	31

Net income (loss)	$80,210	$(18,972)	$(600)	$19,572	$80,210

	For the Six Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$674,363	$13,489	$—	$(12)	$687,840
Operating costs and expenses:
Gaming & other operations	395,313	10,539	—	(12)	405,840
Advertising, general and administrative	96,788	5,279	2,052		104,119
Pre-opening costs and expenses	—	2,048	—	—	2,048
Depreciation and amortization	41,510	1,759	—	—	43,269

Total operating costs and expenses	533,611	19,625	2,052	(12)	555,276

Income (loss) from operations	140,752	(6,136)	(2,052)	—	132,564
Accretion of discount to the relinquishment liability	(15,353)	—	—	—	(15,353)
Interest expense, net of capitalized interest	(33,598)	(12,044)	(328)	328	(45,642)
Loss on interests in subsidiaries	(18,708)	(881)	—	19,589	—
Other income, net	43	354	753	(328)	822

Income (loss) from continuing operations before minority interest	73,136	(18,707)	(1,627)	19,589	72,391
Minority interest	—	—	—	746	746

Income (loss) from continuing operations	73,136	(18,707)	(1,627)	20,335	73,137
Loss from discontinued operations	—	(1)	—	—	(1)

Net income (loss)	$73,136	$(18,708)	$(1,627)	$20,335	$73,136

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$116,920	$12,624	$(472)	$—	$129,072

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(27,966)	(25,660)	—	—	(53,626)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows provided by (used in) investing activities	(76,495)	3,417	(1,889)	69,229	(5,738)

Net cash flows used in investing activities	(104,461)	(72,243)	(1,889)	69,229	(109,364)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	—	—	—	278,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	—	—	—	(278,000)
New Bank Credit Facility borrowings—revolving loan	81,000	—	—	—	81,000
Line of credit borrowings	305,436	—	—	—	305,436
Line of credit repayments	(305,436)	—	—	—	(305,436)
Principal portion of relinquishment liability payments	(24,599)	—	—	—	(24,599)
Distributions to Tribe	(36,481)	—	—	—	(36,481)
Other cash flows provided by (used in) financing activities	(22,625)	78,132	2,501	(69,229)	(11,221)

Net cash flows provided by (used in) financing activities	(2,705)	78,132	2,501	(69,229)	8,699

Net increase in cash and cash equivalents	9,754	18,513	140	—	28,407
Cash and cash equivalents at beginning of period	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of period	$85,548	$17,965	$140	$—	$103,653

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Six Months Ended March 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$109,301	$(1,623)	$—	$—	$107,678

Cash flows used in investing activities:
Purchases of property and equipment	(26,701)	(21,321)	(7,455)	—	(55,477)
Other cash flows used in investing activities	(31,003)	(8,494)	(1,729)	39,936	(1,290)

Net cash flows used in investing activities	(57,704)	(29,815)	(9,184)	39,936	(56,767)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	131,000	—	—	—	131,000
Prior Bank Credit Facility repayments—revolving loan	(115,000)	—	—	—	(115,000)
Line of credit borrowings	246,150	—	—	—	246,150
Line of credit repayments	(230,151)	—	—	—	(230,151)
Principal portion of relinquishment liability payments	(23,551)	—	—	—	(23,551)
Distributions to Tribe	(36,042)	—	—	—	(36,042)
Other cash flows provided by (used in) financing activities	(14,970)	31,442	9,184	(39,936)	(14,280)

Net cash flows provided by (used in) financing activities	(42,564)	31,442	9,184	(39,936)	(41,874)

Net increase in cash and cash equivalents	9,033	4	—	—	9,037
Cash and cash equivalents at beginning of period	71,504	921	—	—	72,425

Cash and cash equivalents at end of period	$80,537	$925	$—	$—	$81,462

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2007, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2007 and 2006 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Authority’s management.

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

May 14, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Mohegan Sun at Pocono Downs and the off-track wagering facilities (OTWs), dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We can not assure you that projected results or events will be achieved or will occur.

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

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 240-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A via a four-lane access road. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the approximately 1,200-room luxury Sky hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square foot facility, which includes the following two casinos:

Casino of the Earth

As of March 31, 2007, the Casino of the Earth had approximately 179,500 square feet of gaming space and offered:

•	approximately 3,625 slot machines and 160 table games (including blackjack, roulette, craps and baccarat), which were both less than normal capacity due to ongoing casino floor renovations;

•

food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

As of March 31, 2007, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,345 slot machines and 115 table games (including blackjack, roulette, craps and baccarat);

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

Project Horizon

On November 16, 2006, we announced our plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. Groundbreaking occurred in November 2006 with the commencement of construction of “Sunrise Square,” a new Asian themed gaming area in the Casino of the Earth, which will include a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong Street” food outlet and 12,000-square-feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker. Sunrise Square is scheduled to open in the summer of 2007.

A new gaming area that we plan to refer to as the “Casino of the Wind” also is expected to be developed and located adjacent to the Casino of the Sky. This new area is expected to include approximately 42,000 square feet of gaming space with over 900 slot machines, 20 table games and a themed poker room with approximately 45 tables, as well as approximately 20,000-square-feet of new dining and retail amenities. The Casino of the Wind is scheduled to open in the fall of 2008.

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

A “Spirit of the Sea” themed connector will be constructed between the new hotel and the existing Sky hotel, which will add approximately 115,000 square feet of retail and dining space with three new restaurants. The new restaurant area is expected to be complemented by approximately 40,000 square feet of new retail space and a 30,000 square-foot recreation lounge featuring bowling and billiards. This expansion also is expected to include a new 1,500 person capacity House of Blues Music Hall and a new 300 seat casual dining House of Blues restaurant. All of these components are scheduled to open in the fall of 2009.

Project Horizon is expected to add more than 1.3 million square feet of hotel rooms, gaming space, including a transition of the food court at Mohegan Sun to add approximately 300 to 600 slot machines in the Casino of the Earth, and other new non-gaming amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,600 units, complemented by approximately 385 table games in total after the expansion. Project costs are estimated to be incurred as follows: fiscal year 2007 $134.0 million, fiscal year 2008 $269.0 million, fiscal year 2009 $242.0 million and fiscal year 2010 $95.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf entered into an agreement to purchase a golf course and related facilities located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending satisfaction of certain conditions, including the identification of certain water sources by the current owner and the receipt of related permits required by the State of Connecticut.

Mohegan Sun at Pocono Downs

On January 25, 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, or MCV-PA, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land,

L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing owns the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania. The Erie OTW is scheduled to be closed and conveyed to a third party by September 2007 for consideration of $7.0 million in cash, pursuant to an agreement we assumed in connection with our purchase of the Pocono Downs entities.

Downs Racing continues its harness racing activities into the 2007 racing season, which began on March 31, 2007. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

In September 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB approved a permanent Category One slot machine license for Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Downs Racing plans to request such an extension from the PGCB as a result of the development plans described below. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.0 million, exclusive of the $50.0 million one-time slot machine license fee paid to the PGCB. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop. Renovations to a portion of the current food court seating area to accommodate the installation of approximately 80 additional slot machine gaming positions are expected to commence soon. Approximately 40 of these new positions will be comprised of video blackjack units recently approved by the PGCB.

A Phase II gaming and entertainment facility, “Project Sunrise,” at Mohegan Sun at Pocono Downs is planned for development on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three fine dining restaurants, a 300 seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. Development of Project Sunrise is anticipated to cost approximately $180.0 million.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, of which one is Mohegan Ventures Wisconsin, LLC (a wholly owned subsidiary of the Authority also formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC of Kenosha, Wisconsin for consideration of $6.4 million. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. This agreement is currently being amended to reflect that WTG will be the developer of the planned casino.

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

Rhode Island

In July 2005, BLB Investors, LLC, or BLB, completed its acquisition of Lincoln Park in Lincoln, Rhode Island. An announced $125.0 million expansion is expected to add themed bars, upscale restaurants, a 350 seat buffet, a 2,000 seat entertainment venue and approximately 160,000 square feet to increase video slot machines at the site from 3,000 to 4,750, which was approved by the Rhode Island legislature. In March 2007, BLB changed the name of Lincoln Park to Twin River and the gaming space housing all additional video slot machines opened. The full expansion is scheduled for completion in 2008.

In addition to approving the increase in video slot machines at Twin River, the Rhode Island legislature approved the addition of 800 video slot machines at Newport Grand. In order to gain the approval for the additional video slot machines, among other things, Newport Grand must complete a $20.0 million project for improvements and expansion to the current facilities, including a 90-room hotel. To accommodate the project, Newport Grand sought local zoning changes in July 2006 to allow for the expansion. In February 2007, a Rhode Island court overturned local zoning variance denials and ordered the Newport City Council to issue the necessary building permits for the expansion. In April 2007, the Procaccianti Group announced that it will acquire Newport Grand for $155.0 million, with proposed plans for a $1.4 billion resort at the site, which could include a luxury hotel and residences, retail outlets, restaurants and entertainment and recreation venues.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian Tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law. The Narragansett Tribe and an affiliate of Harrah’s Entertainment have pursued a license to operate a casino in West Warwick, Rhode Island, and proposed to build a 12-story, 500-room hotel and 140,000-square-foot casino with 3,500 slot machines, 50 poker tables and 100 other gaming tables on 86 acres of non-tribal land. On June 1, 2006, the Rhode Island state legislature approved a joint resolution requiring a statewide referendum to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Indian Tribe. On November 7, 2006, the proposed amendment to the Constitution was rejected by approximately a two to one margin. The Narragansett Tribe has indicated in published reports that it would again pursue the development of a $50 million to $100 million casino on its tribal lands in Charlestown.

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

In connection with the St. Regis Mohawk Tribe’s application to acquire the Monticello site, the tribe submitted a new Environmental Assessment for the project, which received final approval by the BIA in December 2006. In February 2007, the Governor of New York and the St. Regis Mohawk Tribe executed a new tribal-state compact and revenue sharing agreement. The United States Department of the Interior must still approve the taking of the 29 acre planned casino site adjacent to Monticello Raceway into trust. Also in February 2007, several New York farm and conservation groups filed suit against the Department of the Interior, challenging the approved Environmental Assessment. In April 2007, the federal government agreed that a decision must first be reached on the adequacy of the Interior Department’s assessment of the casino project’s environmental impact on the community before the requested land could be taken into trust. Based upon these recent proceedings, the approval of the land being taken into trust, and accordingly, plans for a groundbreaking for the casino project, are expected to be delayed.

Shinnecock Tribe. The Shinnecock Tribe has announced that it intends to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to its reservation in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but has yet to receive recognition from the BIA. The Shinnecock Tribe has a pending federal recognition petition. In November 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. Although the federal district court found that the Shinnecock Tribe met the requirements for federal recognition, necessary approvals from the BIA still must be obtained and a 2005 United States Supreme Court decision has called into question the validity of adding land for casino development purposes to original reservation lands. Accordingly, the Shinnecock Tribe’s proposed casino project cannot move forward until the underlying issues regarding federal recognition and land claim status are resolved. In January 2006, the BIA declared that it is not bound by a November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe is continuing to pursue the federal recognition process before the BIA, which published reports indicate could take several years. On November 28, 2006, a New York federal district court rejected the Shinnecock Tribe’s claim to 3,600 acres in Long Island. However, the tribe has indicated that it will continue to seek the legal right to build a casino on a smaller parcel it already owns on Long Island.

Yonkers Raceway. Empire City at Yonkers Raceway, in Yonkers, New York, opened its new gaming facility with 1,800 VLTs in October 2006, and in March 2007, opened the newly expanded Gotham Palace facility with total VLTs of 5,500 and a new restaurant, bar area and bandstand. Empire City reportedly plans to increase its VLTs at Yonkers to 7,500 machines as permitted under state law. Given its geographic proximity to New York City, the Yonkers facility may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

Aqueduct. In June 2005, MGM Mirage announced a definitive agreement to develop and manage a Video Lottery Terminal, or VLT, facility at the Aqueduct horse racing track in Queens, New York, one of three thoroughbred tracks owned and operated by the New York Racing Authority (“NYRA”). In March 2006, the New York racing oversight board approved a construction contract for an $182 million improvement to the Aqueduct race track facility and the installation of 4,500 VLTs. The NYRA subsequently filed for Chapter 11 bankruptcy protection in November 2006, and MGM Mirage recently withdrew from its contract with the NYRA to develop and manage the VLT facility at Aqueduct. The thoroughbred racing contract between the NYRA and the State of New York expires on December 31, 2007 and a state panel is reviewing recommendations for new operators of the NYRA facilities, including Aqueduct, Belmont and Saratoga racetracks.

Massachusetts

News reports indicate that Massachusetts Governor Deval Patrick is willing to consider legislative proposals for slot machine gambling as a method to offset state budget deficits, including locating slot machine parlors at each of the State’s four pari-mutuel tracks. Reports also indicate that the Mashpee Wampanoag Tribe, which received federal recognition in February 2007, secured a financial backer to pledge to pay for a 125 acre tract of land in Middleboro, which is located in southeastern Massachusetts, in April 2007 as a potential site for a resort casino. The tribe’s financial backer also purchased an option to buy an additional 200 acres adjacent to the site. Reports indicate the tribe expects to work with the Governor to negotiate a tribal-state compact within the coming year.

Mohegan Sun at Pocono Downs

The following is an assessment of the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 20, 2006, the PGCB approved conditional Category Two slot machine licenses for five stand-alone slot facilities. Two of the facilities are located in Philadelphia, one is located in Pittsburgh and the remaining two facilities selected are located in Mount Pocono and Bethlehem, which are closer to Pocono Downs and are more likely to have an impact on our future Pocono Downs operations.

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

•

Bethlehem. Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group has indicated plans for a $600.0 million Phase I project that would offer 3,000 slot machines, a new 300-room hotel, retail shops and restaurants to the public by the summer of 2008 and a future expansion that would increase the total number of slot machines to 5,000.

In March 2007, Pocono Manor Investors LLP filed an appeal with the Pennsylvania Supreme Court of the PGCB’s denial of its application for a Category Two license to operate slot machines at the Pocono Manor Inn & Golf Resort in Mount Pocono. Under the Pennsylvania Gaming Act, this intended appeal may delay the issuance of the approved license for the former Mount Airy Lodge facility.

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

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut and the PGCB, which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the slot win contribution from Mohegan Sun is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues at Mohegan Sun at Pocono Downs. In addition to this daily assessment, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.

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

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes income or loss from discontinued operations, minority interest, accretion of discount to the relinquishment liability, interest income, interest expense and other non-operating income and expenses.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Note 9 to our condensed consolidated financial statements for a further discussion of how we account for the relinquishment liability.

Results of Operations

Summary Operating Results

As of March 31, 2007, we own and operate the Mohegan Sun property in Connecticut and, through the Pocono Downs entities, operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and five OTW facilities located elsewhere in Pennsylvania (of which one is committed to be sold to a third party upon satisfaction of certain conditions expected to occur by September 2007, and is not reported in the below information related to Pocono Downs). All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to Mohegan Sun and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 10 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$342,592	$328,669	$13,923	4.2%	$698,125	$674,359	$23,766	3.5%
Pocono Downs	47,432	6,695	40,737	608.5%	76,482	13,481	63,001	467.3%

Total	$390,024	$335,364	$54,660	16.3%	$774,607	$687,840	$86,767	12.6%
Income (loss) from operations:
Mohegan Sun	$73,430	$70,024	$3,406	4.9%	$146,198	$142,554	$3,644	2.6%
Pocono Downs	2,318	(1,928)	4,246	220.2%	389	(3,888)	4,277	110.0%
Corporate expenses	(2,549)	(3,904)	1,355	34.7%	(5,222)	(6,102)	880	14.4%

Total	$73,199	$64,192	$9,007	14.0%	$141,365	$132,564	$8,801	6.6%
Net income	$42,320	$34,842	$7,478	21.5%	$80,210	$73,136	$7,074	9.7%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The important factors and trends that most contributed to our financial performance for the three months and six months ended March 31, 2007 and 2006 are as follows:

•

the opening of the Phase I slot machine facility at Mohegan Sun at Pocono Downs in November 2006, which generated gross slot revenues of $40.5 million and $62.3 million during the three months and six months ended March 31, 2007;

•

the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected above in the Mohegan Sun net revenue growth rates for the three months and six months ended March 31, 2007;

•

successful marketing to high limit table games players, which is partially reflected in the strong results of the private high limit table games suite that was opened in the Sky hotel at Mohegan Sun in June 2006;

•	higher table games hold percentage at Mohegan Sun in the three months ended March 31, 2007, which can fluctuate considerably over interim financial periods;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•	the utilization of technologies to improve the productivity and efficiencies of our Mohegan Sun labor force; and

•	a $3.3 million charge recorded in the three months ended March 31, 2007 in connection with a proposed settlement of litigation related to the assessment of property taxes at the Pocono Downs facility.

Net revenues for the three months and six months ended March 31, 2007 increased primarily as a result of the addition of slot revenues at Mohegan Sun at Pocono Downs during the six months ended March 31, 2007, and the increase in gaming revenues at Mohegan Sun. The increase in net revenues for the six months ended March 31, 2007 was also due to a $1.6 million decrease in promotional allowances at Mohegan Sun discussed below under “Mohegan Sun-Promotional Allowances” compared to the same period in the prior year.

Income from operations for the three months and six months ended March 31, 2007 increased as a result of the growth in net revenues, offset by increases in operating costs and expenses of 16.8% and 14.0%, respectively. Our operating margin, or income from operations as a percentage of net revenues, for the three months and six months ended March 31, 2007 decreased to 18.8% and 18.2%, respectively, from 19.1% and 19.3%, respectively, for the same periods in the prior year. This decrease was primarily attributable to the opening of the Phase I slot machine facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania, and the $3.3 million charge recorded in connection with the proposed litigation settlement discussed above.

Net income for the three months and six months ended March 31, 2007 increased primarily due to the increase in income from operations, partially offset by higher interest costs as discussed below under “Corporate Expenses and Other Income (Expense).”

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Gaming	$311,214	$297,186	$14,028	4.7%	$629,847	$605,856	$23,991	4.0%
Food and beverage	22,084	22,196	(112)	-0.5%	46,147	46,161	(14)	0.0%
Hotel	11,221	11,634	(413)	-3.5%	24,163	24,242	(79)	-0.3%
Retail, entertainment and other	25,811	24,945	866	3.5%	57,229	58,907	(1,678)	-2.8%

Total	$370,330	$355,961	$14,369	4.0%	$757,386	$735,166	$22,220	3.0%

The table below summarizes the percentage of gross revenues from each of the four revenue sources at Mohegan Sun:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Gaming	84.0%	83.5%	83.2%	82.4%
Food and beverage	6.0%	6.2%	6.1%	6.3%
Hotel	3.0%	3.3%	3.2%	3.3%
Retail, entertainment and other	7.0%	7.0%	7.5%	8.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues at Mohegan Sun (in millions, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Variance	Percentage Variance	2007	2006	Variance	Percentage Variance
Slot handle	$2,518	$2,471	$47	1.9%	$5,193	$5,052	$141	2.8%
Gross slot revenues	$220	$217	$3	1.4%	$449	$433	$16	3.7%
Net slot revenues	$212	$210	$2	1.0%	$434	$420	$14	3.3%
Weighted average number of slot machines (in units)	6,105	6,202	(97)	-1.6%	6,145	6,203	(58)	-0.9%
Gross slot hold percentage	8.7%	8.8%	-0.1%	-1.1%	8.6%	8.6%	0.0%	0.0%
Gross slot win per unit per day (in dollars)	$400	$388	$12	3.1%	$401	$383	$18	4.7%
Table games drop	$624	$567	$57	10.1%	$1,209	$1,128	$81	7.2%
Table games revenues	$96	$85	$11	12.9%	$191	$180	$11	6.1%
Weighted average number of table games (in units)	306	297	9	3.0%	305	299	6	2.0%
Table games hold percentage (1)	15.4%	15.0%	0.4%	2.7%	15.8%	16.0%	-0.2%	-1.3%
Table games revenue per unit per day (in dollars)	$3,497	$3,170	$327	10.3%	$3,435	$3,312	$123	3.7%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2007 compared to the same periods in the prior year increased due to continued growth in table games revenues and net slot revenues. The increase in table games revenues and net slot revenues, and higher win or revenue per unit for both table games and slot machines, resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs, including successful marketing efforts towards our high limit table games players. We exceeded the Connecticut slot revenue market growth rates for the three months and six months ended March 31, 2007 of (0.7%) and 1.8%, respectively, with Mohegan Sun increasing its market share to 53.6% and 53.7% for the three months and six months ended March 31, 2007, respectively, from 52.5% and 52.8% for the same periods in the prior year, respectively. The State of Connecticut reported slot revenues of $410.1 million and $413.1 million for the three months ended March 31, 2007 and 2006, respectively, and $835.3 million and $820.2 million for the six months ended March 31, 2007 and 2006, respectively.

Food and beverage revenues for the three months ended March 31, 2007 compared to the same period in the prior year decreased slightly as a result of a $238,000 decrease in beverage revenues, offset by a $126,000 increase in food revenues. The increase in food revenues was a result of a 6.9% increase in the average price per meal, partially offset by a 5.8% decrease in the number of food covers. The average price per meal was $13.98 and $13.08 for the three months ended March 31, 2007 and 2006, respectively. The decrease in food covers and beverage revenues was primarily due to a shift in patron visitation to third party outlets at Mohegan Sun from Authority-owned outlets. Food and beverage revenues for the six months ended March 31, 2007 were consistent with the revenues for the same period in the prior year.

The following table presents data related to hotel revenues at Mohegan Sun:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Variance	Percentage Variance	2007	2006	Variance	Percentage Variance
Rooms occupied	96,700	95,715	985	1.0%	193,140	194,331	(1,191)	-0.6%
Average daily room rate (ADR)	$110	$114	$(4)	-3.5%	$119	$118	1	0.8%
Occupancy rate	91.4%	90.4%	1.0%	1.1%	90.3%	90.8%	-0.5%	-0.6%
Revenue per available room (REVPAR)	$101	$103	$(2)	-1.9%	$107	$107	$—	0.0%

Hotel revenues for the three months ended March 31, 2007 compared to the same period in the prior year decreased as a result of a decrease in ADR, offset by an increase in hotel occupancy. The decrease in ADR reflects increased competition for the overnight casino hotel guest. Hotel revenues for the six months ended March 31, 2007 compared to the same period in the prior year decreased as a result of more rooms being out of service in the first three months of the fiscal year due to the hotel room renovation program that will be completed in June 2007. During the three months and six months ended March 31, 2007, we continued our hotel room yield management strategy which we believe contributes to the growth in gaming revenues.

Retail, entertainment and other revenues for the three months ended March 31, 2007 compared to the same period in the prior year increased primarily as a result of a 7.0% increase in gasoline revenues at the Mohegan Sun gasoline and convenience center related to promotional programs during the period and a 15.6% increase in rental revenues from tenants in the Shops at Mohegan Sun due to higher collection of rent from new tenants, particularly the Coach outlet.

Retail, entertainment and other revenues for the six months ended March 31, 2007 compared to the same period in the prior year decreased primarily as a result of a $2.7 million, or 11.6%, decrease in entertainment revenues. The decrease in entertainment revenues was primarily due to a 6.7% decrease in Mohegan Sun Arena ticket sales and a 7.5% decrease in average price for Arena tickets due to a change in the mix of Arena events. The decrease in entertainment revenues for the six months ended March 31, 2007 was partially offset by a 3.3% increase in gasoline revenues, a 10.5% increase in rental revenues and a 6.6% increase in other revenues from miscellaneous amenities provided to our patrons at Mohegan Sun.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$10,322	$10,331	$(9)	-0.1%	$21,198	$21,474	$(276)	-1.3%
Hotel	3,794	4,050	(256)	-6.3%	8,217	8,460	(243)	-2.9%
Retail, entertainment and other	13,622	12,911	711	5.5%	29,846	30,873	(1,027)	-3.3%

Total	$27,738	$27,292	$446	1.6%	$59,261	$60,807	$(1,546)	-2.5%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$10,735	$11,658	$(923)	-7.9%	$21,647	$22,814	$(1,167)	-5.1%
Hotel	2,106	2,124	(18)	-0.8%	4,142	4,221	(79)	-1.9%
Retail, entertainment and other	11,235	10,732	503	4.7%	24,498	24,713	(215)	-0.9%

Total	$24,076	$24,514	$(438)	-1.8%	$50,287	$51,748	$(1,461)	-2.8%

Promotional allowances increased for the three months ended March 31, 2007 compared to the same period in the prior year due primarily to an increase in redemption of gas complimentaries at the Mohegan Sun gasoline and convenience center resulting from promotional programs during the period, partially offset by a decrease in retail complimentaries as a result of a net shift in the utilization of patron complimentaries from Authority-owned outlets to third party outlets and lower hotel complimentaries consistent with the decrease in ADR discussed above under “-Gross Revenues”.

Promotional allowances decreased for the six months ended March 31, 2007 compared to the same period in the prior year primarily as a result of a significant decrease in entertainment complimentaries resulting from the change in events at the Mohegan Sun Arena. The decrease in promotional allowances was also due to a decrease in retail and food and beverage complimentaries as a result of the net shift in the utilization of patron complimentaries discussed above and lower hotel complimentaries consistent with the decrease in hotel occupancy discussed above under “–Gross Revenues.” These decreases in complimentaries were partially offset by an increase in redemption of gas complimentaries discussed above.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Gaming	$173,950	$167,247	$6,703	4.0%	$354,475	$343,768	$10,707	3.1%
Food and beverage	11,184	12,064	(880)	-7.3%	22,979	24,236	(1,257)	-5.2%
Hotel	4,136	3,999	137	3.4%	8,081	7,902	179	2.3%
Retail, entertainment and other	8,955	8,525	430	5.0%	20,881	20,108	773	3.8%
Advertising, general and administrative	50,403	45,620	4,783	10.5%	103,812	93,755	10,057	10.7%
Pre-opening costs and expenses	4	—	4	100.0%	308	—	308	100.0%
Depreciation and amortization	20,528	21,188	(660)	-3.1%	41,389	42,034	(645)	-1.5%

Total	$269,160	$258,643	$10,517	4.1%	$551,925	$531,803	$20,122	3.8%

Gaming costs and expenses increased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of higher redemption costs due to increased Player’s Club point utilization at third party outlets, higher casino marketing, advertising and overall promotion costs and higher slot win contribution to the State of Connecticut commensurate with the growth in gross slot revenues; partially offset by a lower amount of costs being allocated to gaming costs and expenses for non-gaming complimentaries provided to casino patrons. Slot win contribution payments totaled $54.9 million and $112.1 million for the three months and six months ended March 31, 2007, respectively, and $54.2 million and $108.2 million for the three months and six months ended March 31, 2006, respectively. Despite the increases mentioned above, efficiencies achieved in our gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.3% and 56.7% for the three months and six months ended March 31, 2006, respectively, to 55.9% and 56.3% for the three months and six months ended March 31, 2007, respectively.

Food and beverage costs and expenses decreased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of lower labor and other operating costs, partially offset by a lower amount of food and beverage complimentaries resulting in a decreased amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses increased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year as a result of increases in direct labor and room supply costs, which can fluctuate over interim periods, partially offset by decreases in workers compensation insurance and hotel promotion costs.

Retail, entertainment and other costs and expenses increased for the three months ended March 31, 2007 compared to the same period in the prior year as a result of increased cost of goods sold and other operating costs for retail operations and labor and other operating costs for entertainment operations, partially offset by increased retail and entertainment complimentaries, resulting in a lower amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses increased for the six months ended March 31, 2007 compared to the same period in the prior year primarily as a result of increased cost of goods sold and other operating costs for retail operations and a lower amount of entertainment complimentaries, resulting in a lower amount of entertainment costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of increased property maintenance, utilities, direct labor and other costs necessary to support Mohegan Sun operations. The increase for the six months ended March 31, 2007 was also due to greater advertising expenditures from the production of new television commercials and approximately $2.0 million of additional costs associated with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons.

Pre-opening costs and expenses for the three months and six months ended March 31, 2007 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” There were no pre-opening costs and expenses for the three months and six months ended March 31, 2006.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Gaming	$45,690	$6,048	$39,642	655.5%	$73,323	$12,130	$61,193	504.5%
Food and beverage	1,530	417	1,113	266.9%	2,621	885	1,736	196.2%
Retail and other	874	230	644	280.0%	1,332	466	866	185.8%

Total	$48,094	$6,695	$41,399	618.4%	$77,276	$13,481	$63,795	473.2%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The table below summarizes the percentage of gross revenues from each of the three revenue sources at Mohegan Sun at Pocono Downs:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007 (1)	2006	2007 (2)	2006
Gaming	95.0%	90.4%	94.9%	90.0%
Food and beverage	3.2%	6.2%	3.4%	6.6%
Retail and other	1.8%	3.4%	1.7%	3.4%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The following table presents data related to gaming revenues at Mohegan Sun at Pocono Downs (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Variance	Percentage Variance	2007 (2)	2006	Variance	Percentage Variance
Slot handle	$418,203	$—	$418,203	100.0%	$636,110	$—	$636,110	100.0%
Gross slot revenues	$40,493	$—	$40,493	100.0%	$62,309	$—	$62,309	100.0%
Net slot revenues	$39,853	$—	$39,853	100.0%	$61,482	$—	$61,482	100.0%
Weighted average number of slot machines (in units)	1,107	—	1,107	100.0%	1,104	—	1,104	100.0%
Gross slot hold percentage	9.7%	—	9.7%	100.0%	9.8%	—	9.8%	100.0%
Gross slot win per unit per day (in dollars)	$406	$—	$406	100.0%	$409	$—	$409	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Gaming revenues for the three months and six months ended March 31, 2007 compared to the same periods in the prior year increased as a result of the addition of $39.9 million and $61.5 million in net slot revenues, respectively, due to the opening of the Phase I slot machine facility. The increase in food and beverage revenues and retail and other revenues for the three months and six months ended March 31, 2007 compared to the same periods in the prior year is also attributable to the opening of the Phase I slot machine operation at Pocono Downs, which resulted in increased patron visitation to food and beverage and retail outlets at the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Food and beverage	$435	$—	$435	100.0%	$524	$—	$524	100.0%
Retail	227	—	227	100.0%	270	—	270	100.0%

Total	$662	$—	$662	100.0%	$794	$—	$794	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Food and beverage	$532	$—	$532	100.0%	$649	$—	$649	100.0%
Retail	249	—	249	100.0%	311	—	311	100.0%

Total	$781	$—	$781	100.0%	$960	$—	$960	100.0%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Gaming	$33,305	$4,213	$29,092	690.5%	$54,304	$8,537	$45,767	536.1%
Food and beverage	1,267	473	794	167.9%	2,600	974	1,626	166.9%
Retail and other	254	155	99	63.9%	535	315	220	69.8%
Advertising, general and administrative	7,406	2,214	5,192	234.5%	10,535	4,298	6,237	145.1%
Pre-opening costs and expenses	193	949	(756)	-79.7%	3,437	2,048	1,389	67.8%
Depreciation and amortization	2,689	619	2,070	334.4%	4,682	1,197	3,485	291.1%

Total	$45,114	$8,623	$36,491	423.2%	$76,093	$17,369	$58,724	338.1%

(1)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs for the three months ended March 31, 2007.
(2)	Includes operating results of Phase I slot machine facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Operating costs and expenses increased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of higher operating costs and expenses necessary to support the slot operations, including slot machine tax assessment payments to the PGCB. The increase for the six months ended March 31, 2007 is also due to the $3.3 million charge recorded in advertising, general and administrative expenses in connection with the proposed litigation settlement, as described above under “—Summary Operating Results,” and increased pre-opening costs and expenses related to the opening of the Phase I facility. Slot machine tax assessment payments to the PGCB totaled $23.9 million and $36.8 million for the three months and six months ended March 31, 2007, respectively. The increase in depreciation and amortization expenses for the three months and six months ended March 31, 2007 was principally due to the commencement of depreciation on the new Phase I facility and related slot machines and equipment.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation	$20	$19	$1	5.3%	$40	$38	$2	5.3%
Corporate expenses	2,531	3,887	(1,356)	-34.9%	5,184	6,066	(882)	-14.5%

Total corporate expenses	$2,551	$3,906	$(1,355)	-34.7%	$5,224	$6,104	$(880)	-14.4%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(7,448)	$(7,676)	$228	-3.0%	$(14,897)	$(15,353)	$456	-3.0%
Interest income (2)	774	488	286	58.6%	1,540	814	726	89.2%
Interest expense, net of capitalized interest	(24,113)	(22,822)	(1,291)	5.7%	(47,724)	(45,642)	(2,082)	4.6%
Write-off of debt issuance costs (3)	(71)	—	(71)	100.0%	(71)	—	(71)	100.0%
Other income (expense), net	(247)	(56)	(191)	341.1%	(362)	8	(370)	-4,625.0%

Total other expense, net	$(31,105)	$(30,066)	$(1,039)	3.5%	$(61,514)	$(60,173)	$(1,341)	2.2%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Comprised primarily of interest earned on long-term receivables from the Cowlitz Indian Tribe related to the Cowlitz Project, as more fully described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
(3)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.

Corporate expenses decreased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of reduced expenses related to reserves on the future collection of reimbursable development costs and expenses pertaining to the Cowlitz Project (refer to “–Critical Accounting Policies and Estimates–Allowance for Doubtful Accounts”).

Interest expense, net of capitalized interest, increased for the three months and six months ended March 31, 2007 compared to the same periods in the prior year primarily due to increases in the weighted average outstanding debt for both periods. The weighted average outstanding debt was $1.31 billion and $1.25 billion for the three months ended March 31, 2007 and 2006, respectively, and $1.30 billion and $1.25 billion for the six months ended March 31, 2007 and 2006, respectively. The increase in weighted average outstanding debt was the result of additional borrowing for the payment of the $50.0 million slot license fee and capital expenditures in connection with completion of the Phase I slot machine facility at Mohegan Sun at Pocono Downs, all described below under “–Liquidity, Capital Resources and Capital Spending—Capital Expenditures.” The weighted average interest rate was 7.4% for the three months and six months ended March 31, 2007 and 2006.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing on March 31st and ending in November. The overall gaming industry in Pennsylvania is also expected to be seasonal in nature. Accordingly, the results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2007	2006	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$129,072	$107,678	$21,394	19.9%
Net cash flows used in investing activities	(109,364)	(56,767)	(52,597)	92.7%
Net cash flows provided by (used in) financing activities	8,699	(41,874)	50,573	-120.8%

Net increase in cash and cash equivalents	$28,407	$9,037	$19,370	214.3%

As of March 31, 2007 and September 30, 2006, we held cash and cash equivalents of $103.7 million and $75.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the six months ended March 31, 2007 is attributable primarily to lower working capital requirements and the increase in operating income after adjustments for non-cash items as compared to the prior year.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in investing activities for the six months ended March 31, 2007 is attributable primarily to the payment of the one-time slot machine license fee of $50.0 million to the PGCB, as discussed above under “–Overview-Mohegan Sun at Pocono Downs,” and the acquisition of the Menominee Project development rights and other related assets for $6.4 million, as discussed above under “–Overview-Other Diversification Projects-Menominee Project.” The increase in cash provided by financing activities for the six months ended March 31, 2007 is attributable primarily to a $60.0 million increase in total net borrowings to facilitate the payment of the $50.0 million slot license fee and capital expenditures for the Phase I slot machine facility at Mohegan Sun at Pocono Downs, partially offset by $6.6 million in debt issuance costs paid for our new $1.0 billion bank credit facility, discussed below under “–External Sources of Liquidity–New Bank Credit Facility.”

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and previously financed much of the costs of construction of Mohegan Sun with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2007, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 5 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

In November 2006, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from BB- to B+ and the credit rating on our senior subordinated notes from B+ to B, primarily to reflect an increase in our projected ratio of debt to earnings related to the additional financings needed to fund Project Horizon at Mohegan Sun and Project Sunrise at Pocono Downs. In March 2007, Moody’s Investors Services downgraded the credit rating on our 2005 senior notes from Baa2 to Baa3 based on similar factors and maintained its rating of Ba2 on our senior subordinated notes.

Prior Bank Credit Facility. On March 9, 2007, we repaid the entire outstanding $55.0 million of indebtedness under our existing $450.0 million bank credit facility and extinguished the loan agreement.

New Bank Credit Facility. On March 9, 2007, we entered into a new bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The new bank credit facility replaces our prior bank credit facility. The total commitment on the new facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the new bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of March 31, 2007, the amount under letters of credit totaled $659,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the new bank credit facility, we had approximately $934.3 million of available borrowing under the new bank credit facility as of March 31, 2007 (without taking into account covenants under the line of credit described below).

The new bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Mohegan Sun at Pocono Downs, and upon obtaining necessary approval by the United States Department of the Interior Bureau of Indian Affairs, a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the new bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the new bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. The new bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the New Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The new bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of March 31, 2007, we and the Tribe were in compliance with all of our and their respective covenant requirements in the new bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the new bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2007, we had $65.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2007 were based on a one-month Eurodollar rate of 5.32% plus an Applicable Rate of 1.38%. The Applicable Rate for commitment fees was 0.25% as of March 31, 2007.

The initial advances under the new bank credit facility totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance our prior bank credit facility, to pay costs related to entering into the new bank credit facility and fund certain operating costs.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new bank credit facility. As of March 31, 2007, we were in compliance with all covenant requirements in the line of credit and had $25.0 million available for borrowing under the line of credit.

Letters of Credit. We maintain three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and overdue amounts for purses due to horsemen at Pocono Downs that may arise. The letters of credit expire on August 31, 2007, January 25, 2008 and November 17, 2007, respectively, subject to renewals. As of March 31, 2007, no amounts were drawn on the letters of credit.

Salishan Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, or the Salishan Credit Facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of March 31, 2007, Salishan-Mohegan had $9.7 million of available borrowings under the Salishan Credit Facility. As of March 31, 2007, Salishan-Mohegan had $15.3 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 5.32 % plus a spread of 2.25%. The rate for commitment fees was 0.50% as of March 31, 2007.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $60.0 million for the six months ended March 31, 2007, compared to $60.6 million for the six months ended March 31, 2006. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $29.6 million and $27.2 million for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007, these expenditures included $17.0 million in maintenance capital expenditures, $7.8 million in property renovation expenditures and $4.8 million in costs related to the Project Horizon expansion. For the six months ended March 31, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $30.4 million and $25.9 million for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007, these expenditures were comprised primarily of Pocono Downs Phase I construction expenditures of $27.4 million, including $400,000 in capitalized interest. For the six months ended March 31, 2006, these expenditures were comprised primarily of construction costs for the renovation and expansion of the existing clubhouse and grandstand for the Phase I facility, including $463,000 in capitalized interest.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2007 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “–Overview-Mohegan Sun-Project Horizon,” are budgeted to be $75.0 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $45.0 million for the purchase of information system security technology, server replacements, surveillance technology improvements, slot machines and back up power improvements.

•

Property renovation expenditures are expected to be approximately $30.0 million for the addition of new slot machines in recaptured floor space in the Casinos of the Earth and Sky as a result of the elimination of redemption booths; conversion of the Cabaret lounge into a semi-private gaming area which was completed in February 2007; and for the renovation of all guest rooms in the Sky hotel. The work in the hotel is expected to be completed in June 2007. The projects associated with the additional slot machines in recaptured floor space will be completed by the end of the fiscal year.

We anticipate that we will spend approximately $134.0 million in fiscal year 2007 ($740.0 million in total) on Project Horizon.

Capital expenditures for Mohegan Sun at Pocono Downs are anticipated to be approximately $68.0 million for the 2007 fiscal year, comprised primarily of the approximately $28.0 million of construction costs already incurred to complete the Phase I slot machine facility and $38.0 million to begin construction on Project Sunrise discussed above under “–Overview-Mohegan Sun at Pocono Downs.” In October 2006, a one-time slot machine license fee of $50.0 million was paid to the PGCB.

We anticipate the development of the Phase I facility at Mohegan Sun at Pocono Downs will cost approximately $72.0 million in total, excluding the $50.0 million one-time slot machine license fee, and we plan to spend approximately $180.0 million on the development of Project Sunrise at Mohegan Sun at Pocono Downs.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and Project Sunrise at Pocono Downs through the new $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks.

Interest Expense

For the three months and six months ended March 31, 2007 and 2006, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Prior bank credit facility	$1,188	$1,053	$2,755	$1,663
New bank credit facility	424	—	424	—
1999 8 1/8% senior notes	—	—	—	284
2005 6 1/8% senior notes	3,828	3,828	7,656	7,699
2001 8 3/8 % senior subordinated notes	342	342	685	685
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,259	5,259	10,519	10,519
2004 7 1/8% senior subordinated notes	4,008	4,008	8,016	7,971
2005 6 7/8% senior subordinated notes	2,578	2,578	5,156	5,185
WNBA note	74	80	162	165
Line of credit	182	137	362	243
Salishan Credit Facility	290	—	525	—
Amortization of net deferred gain on settlement of derivative instruments	114	114	228	216
Amortization of debt issuance costs	868	740	1,636	1,475
Capitalized interest	(42)	(317)	(400)	(463)

Total interest expense, net of capitalized interest	$24,113	$22,822	$47,724	$45,642

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $75.0 million for fiscal year 2007. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the Project Sunrise expansion are anticipated to be funded through the new bank credit facility (refer to “–Sources of Funding for Capital Expenditures” above). As of March 31, 2007, we had $934.3 million available for borrowing under our new bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,306,195	$—	$347,250	$18,345	$940,600
Interest payments on long-term debt (3)	487,212	44,781	178,961	134,509	128,961

Total	$1,793,407	$44,781	$526,211	$152,854	$1,069,561

(1)	Amounts represent payment obligations from April 1, 2007 to September 30, 2007.
(2)	Long-term debt includes maturities scheduled as of March 31, 2007 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the new bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of March 31, 2007, pursuant to respective debt agreements. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of March 31, 2007 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contributions (2)	$80,000	$160,000	$160,000	$400,000
Relinquishment commitments (3)	78,901	158,977	159,859	273,175
Priority distributions (4)	16,829	35,387	37,826	106,364
Town of Montville commitment (5)	500	1,000	1,000	2,500
Host city local share assessment (6)	10,000	20,000	20,000	50,000

Total	$186,230	$375,364	$378,685	$832,039

(1)	Amounts represent payment commitments from October 1, 2006 to September 30, 2007.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Assuming the slot machine operations at Mohegan Sun produce future results similar to the fiscal year 2006 results, the minimum annual amount to be paid to the State of Connecticut would be $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.39%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting city of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment for municipalities included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses incurred by Salishan-Mohegan and WTG for the development of casinos in Clark County, Washington and Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Indian Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of these casino projects, the reserve for these receivables is based on our estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casinos could affect the collectibility of the receivables.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described above under “–Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

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

Derivative Instruments

At times, we use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly. We did not have any derivative instruments as of March 31, 2007.

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

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise and the Menominee Project development rights are also assessed periodically for impairment pursuant to appropriate accounting standards.

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

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Mediation conferences were subsequently held in January 2007 and February 2007, culminating in a tentative settlement pending the finalization and execution of settlement documentation and the approval of the settlement documents by the various parties in the litigation and the Luzerne County Court. Based on the proposed settlement, we estimate that our liability for this litigation covering tax periods through March 31, 2007 will be approximately $3.3 million, which has been recorded in our income from operations for the three months ended March 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our new bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the new bank credit facility. As of March 31, 2007, we had $65.0 million drawn on the new bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the new bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of March 31, 2007.

The following table provides information as of March 31, 2007 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of March 31, 2007.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$—	$330,000	$—	$16,345	$875,000	$1,221,345	$1,228,853
Average interest rate	—	—	6.4%	—	8.4%	7.0%	6.9%
Variable Rate	$—	$1,000	$16,250	$1,000	$1,000	$65,600	$84,850	$84,850
Average interest rate	—	6.8%	7.2%	6.4%	6.5%	6.4%	6.6%

Item 4.	Controls and Procedures

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the successor owner of Downs Racing, we are involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district has challenged the certified assessment for the tax year 2002, and is seeking an unspecified increase to the assessed value of that property for 2002 and subsequent tax years, and now including additional assessments for tax year 2007. The captions for these appeal cases are: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a trial was held in September 2006 and a mediation conference took place in November 2006, with no judgment or settlement on the matter. Mediation conferences were subsequently held in January 2007 and February 2007, culminating in a tentative settlement pending the finalization and execution of settlement documentation and the approval of the settlement documents by the various parties in the litigation and the Luzerne County Court. Based on the proposed settlement, the Authority estimates its liability for this litigation covering tax periods through March 31, 2007 will be approximately $3.3 million, which has been recorded in the Authority’s income from operations for the three months ended March 31, 2007.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 15, 2007	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: May 15, 2007	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed herewith).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed herewith).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

4.14	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.15	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.16	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.17	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.20	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.21	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.22	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.25	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.26	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.27	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.28	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.30	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.31	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).

4.32	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.33	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.34	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.35	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.36	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.37	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Second Amended and Restated Loan Agreement, dated as of March 9, 2007, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on March 15, 2007, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).