Form 10-Q
period 2007-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2007-08-13
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$117,533	$75,246
Receivables, net	28,326	27,142
Inventories	16,795	15,353
Other current assets	18,609	19,967

Total current assets	181,263	137,708
Non-current assets:
Property and equipment, net	1,366,173	1,339,823
Goodwill	39,459	39,459
Other intangible assets, net	394,651	339,649
Other assets, net	78,183	57,718

Total assets	$2,059,729	$1,914,357

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt, including capitalized leases	$20,780	$3,550
Current portion of relinquishment liability	106,762	96,936
Trade payables	22,264	21,812
Accrued interest payable	31,204	21,011
Other current liabilities	158,200	129,039

Total current liabilities	339,210	272,348
Non-current liabilities:
Long-term debt, net of current portion	1,269,246	1,225,804
Relinquishment liability, net of current portion	414,581	451,038
Other long-term liabilities	790	542

Total liabilities	2,023,827	1,949,732
Minority interests	4,084	3,480

Commitments and contingencies
Capital:
Retained earnings (accumulated deficit)	31,818	(38,855)

Total capital	31,818	(38,855)

Total liabilities and capital	$2,059,729	$1,914,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Nine Months Ended June 30, 2007	For the Nine Months Ended June 30, 2006
Revenues:
Gaming	$371,140	$320,318	$1,074,310	$938,304
Food and beverage	24,757	23,150	73,525	70,196
Hotel	11,120	12,820	35,283	37,062
Retail, entertainment and other	32,621	27,557	91,182	86,930

Gross revenues	439,638	383,845	1,274,300	1,132,492
Less-Promotional allowances	(32,521)	(30,492)	(92,576)	(91,299)

Net revenues	407,117	353,353	1,181,724	1,041,193

Operating costs and expenses:
Gaming	216,401	178,174	625,180	530,479
Food and beverage	12,807	11,773	38,386	36,983
Hotel	4,504	4,886	12,585	12,788
Retail, entertainment and other	11,295	8,710	32,711	29,133
Advertising, general and administrative	59,401	51,680	173,748	149,733
Corporate expenses	3,222	1,352	8,406	7,418
Pre-opening costs and expenses	84	1,361	3,829	3,409
Depreciation and amortization	23,740	22,405	69,851	65,674

Total operating costs and expenses	331,454	280,341	964,696	835,617

Income from operations	75,663	73,012	217,028	205,576

Other income (expense):
Accretion of discount to the relinquishment liability	(7,449)	(7,677)	(22,346)	(23,030)
Interest income	1,148	652	2,688	1,466
Interest expense, net of capitalized interest	(23,840)	(22,664)	(71,564)	(68,306)
Write-off of debt issuance costs	—	—	(71)	—
Other expense, net	(96)	(85)	(458)	(77)

Total other expense	(30,237)	(29,774)	(91,751)	(89,947)

Income from continuing operations before minority interests	45,426	43,238	125,277	115,629
Minority interests	169	(413)	497	333

Income from continuing operations	45,595	42,825	125,774	115,962
Income from discontinued operations (Note 8)	59	52	90	51

Net income	$45,654	$42,877	$125,864	$116,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, March 31, 2007	$4,913
Net income	45,654
Distributions to Tribe	(18,749)

Balance, June 30, 2007	$31,818

Balance, September 30, 2006	$(38,855)
Net income	125,864
Distributions to Tribe	(55,230)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, June 30, 2007	$31,818

Total Capital
Balance, March 31, 2006	$(67,778)
Net income	42,877
Distributions to Tribe	(18,229)

Balance, June 30, 2006	$(43,130)

Balance, September 30, 2005	$(104,872)
Net income	116,013
Distributions to Tribe	(54,271)

Balance, June 30, 2006	$(43,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows provided by (used in) operating activities:
Net income	$125,864	$116,013
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	69,948	65,799
Accretion of discount to the relinquishment liability	22,346	23,030
Cash paid for accretion of discount to the relinquishment liability	(18,850)	(18,382)
Accretion of discount to the gain on Pocono Downs purchase settlement	(1,205)	—
Net loss on disposition of assets	1,649	70
Provision for losses on receivables	2,281	2,050
Amortization of debt issuance costs	2,737	2,230
Write-off of debt issuance costs	71	—
Amortization of net deferred gain on settlement of derivative instruments	342	330
Minority interests	(497)	(333)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(1,643)	(965)
(Increase) decrease in inventories	(1,279)	949
Increase in other assets	(8,014)	(7,482)
Increase (decrease) in trade payables	452	(5,042)
Increase in other liabilities	29,161	12,895

Net cash flows provided by operating activities	223,363	191,162

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $10,160 and $5,391, respectively	(86,489)	(80,417)
Payment of Category One slot machine license fee	(50,000)	—
Acquisition of Menominee Project development rights and other related assets	(6,381)	—
Acquisition of Pautipaug Country Club assets	(4,651)	—
Proceeds from settlement of contract dispute	2,000	—
Proceeds from asset sales	249	293
Issuance of third party loans and advances	(3,516)	(2,558)
Payments received on third-party loans	454	464

Net cash flows used in investing activities	(148,334)	(82,218)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	207,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	(207,000)
New Bank Credit Facility borrowings—revolving loan	160,000	—
New Bank Credit Facility repayments—revolving loan	(133,000)	—
Salishan Credit Facility borrowings—revolving loan	16,500	—
Line of credit borrowings	426,480	352,623
Line of credit repayments	(406,734)	(352,623)
Payments on long-term debt	(3,550)	(14,970)
Minority interest contributions and advances	—	1,097
Principal portion of relinquishment liability payments	(30,127)	(28,605)
Distributions to Tribe	(55,230)	(54,271)
Capitalized debt issuance costs	(7,081)	—

Net cash flows used in financing activities	(32,742)	(96,749)

Net increase in cash and cash equivalents	42,287	12,195
Cash and cash equivalents at beginning of period	75,246	72,425

Cash and cash equivalents at end of period	$117,533	$84,620

Supplemental disclosure:
Cash paid during the period for interest	$59,160	$59,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. On October 12, 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Golf, LLC (“Mohegan Golf”) and Mohegan Ventures Wisconsin, LLC (“MVW”). Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut. Refer to Note 3 for further information on Mohegan Golf. MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.9% of the membership interests in WNBA, LLC.

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Authority is currently evaluating the potential impact of this standard on its financial position, results of operations and cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3—MOHEGAN GOLF, LLC:

In November 2006, the Authority formed a wholly owned subsidiary, Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. The Authority has designated Mohegan Golf as a restricted subsidiary, and it is therefore a guarantor of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (see Note 5).

On May 17, 2007, Mohegan Golf completed the acquisition of substantially all of the assets of Pautipaug Country Club Inc. (“PCC”) located in Sprague and Franklin, Connecticut, which was renamed Mohegan Sun Country Club at Pautipaug. Mohegan Golf incurred acquisition costs of $4.7 million for the property and other items acquired from PCC, which was allocated among the following assets and liabilities: (1) property and equipment valued at $3.1 million; (2) a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million; (3) current assets of $207,000; (4) environmental obligations of $300,000; and (5) capital lease obligations of $34,000. The membership intangible asset will be amortized on a straight line basis over its estimated useful life of fifteen years and will be periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The results of operations for Mohegan Sun Country Club are included in the accompanying condensed consolidated financial statements from date of acquisition (May 17, 2007) through June 30, 2007. Pro forma operating results for the 2007 acquisition are not presented because the results would not be significantly different from historical results.

NOTE 4—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In March 2007, the Authority formed a wholly owned subsidiary, MVW, one of two members in WTG. WTG is a majority-owned subsidiary of the Authority also formed in March 2007, whose other member is MV, a wholly owned subsidiary of the Tribe. The Authority has designated MVW and WTG as restricted subsidiaries, and they are therefore guarantors of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes (see Note 5).

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”). As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (“MKGA”), which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. This agreement is currently being amended to reflect that WTG will be the developer of the planned casino. The Authority also currently holds the rights to manage, operate and maintain the planned casino for a period of seven years commencing with the opening of the casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement with the Menominee Tribe and MKGA, which also approximates net income from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission.

WTG paid $6.4 million in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4.4 million for project advances; (2) a development rights intangible asset valued at $3.7 million; (3) a note payable to MV of $1.1 million; and (4) a note payable to MKGA of $600,000. The purchase amount was

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG to capital in return for its initial membership interest in WTG. The development rights intangible asset will be amortized on a straight line basis over its estimated useful life of seven years, which will commence upon the opening of the proposed casino, and will be periodically reviewed for impairment in accordance with FAS 142. Pursuant to the development agreement, the receivables from MKGA, and related accrued interest, generally are reimbursable to WTG upon the receipt of necessary financing for the development of the proposed casino.

NOTE 5—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
New Bank Credit Facility	$27,000	$—
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	4,000	5,000
Line of Credit	19,747	—
Salishan Credit Facility	16,500	—
Mortgage—Salishan-Mohegan	—	2,550
MKGA Note Payable (Note 4)	600	—

Subtotal	1,289,192	1,228,895
Net deferred gain on derivative instruments sold	800	459

Total debt	1,289,992	1,229,354
Capital lease obligations	34	—

Total debt, including capital lease obligations	$1,290,026	$1,229,354

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

New Bank Credit Facility

On March 9, 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “New Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The New Bank Credit Facility replaces the Authority’s Prior Bank Credit Facility. The total commitment on the new facility may

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the New Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of June 30, 2007, the amount under letters of credit totaled $659,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the New Bank Credit Facility, the Authority had approximately $972.3 million of available borrowing under the New Bank Credit Facility as of June 30, 2007 (without taking into account covenants under the Line of Credit described below).

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the New Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, the Authority’s maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its New Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The New Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of June 30, 2007, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the New Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2007, the Authority had $27.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2007 were based on a one-month Eurodollar rate of 5.32% plus an Applicable Rate of 1.25%. The Applicable Rate for commitment fees was 0.20% as of June 30, 2007. Accrued interest, including commitment fees, on the New Bank Credit Facility was $73,000 as of June 30, 2007.

The initial advances under the New Bank Credit Facility totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance the Authority’s Prior Bank Credit Facility, pay costs related to entering into the New Bank Credit Facility and fund certain operating costs.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the New Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2005 Senior Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of June 30, 2007 and September 30, 2006, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of June 30, 2007. As of June 30, 2007 and September 30, 2006, accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of June 30, 2007 and September 30, 2006, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of June 30, 2007 and September 30, 2006, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2004 7 1 /8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding $200.0 million 8.125% Senior Notes issued in March 1999 and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of June 30, 2007 and September 30, 2006, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 11 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of June 30, 2007 and September 30, 2006, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of June 30, 2007, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of June 30, 2007 and September 30, 2006, accrued interest on the WNBA Note was $117,000 and $224,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit matures on March 31, 2008 and subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of June 30, 2007, the Authority had $19.7 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 5.32% plus an Applicable Margin of 0.90%. As of June 30, 2007, the Authority was in compliance with all covenant requirements in the Line of Credit and had $5.3 million available for borrowing under the Line of Credit. As of June 30, 2007 and September 30, 2006, accrued interest on the Line of Credit was $21,000 and $9,000, respectively.

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

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of June 30, 2007, Salishan-Mohegan had $8.5 million of available borrowings under the Salishan Credit Facility. As of June 30, 2007,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Salishan-Mohegan had $16.5 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 5.32 % plus a spread of 2.25%. The rate for commitment fees was 0.50% as of June 30, 2007. Accrued interest on the Salishan Credit Facility was $45,000 as of June 30, 2007.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of June 30, 2007.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended June 30, 2007 and 2006, the Authority recorded amortization of $114,000, and for the nine months ended June 30, 2007 and 2006, the Authority recorded amortization of $342,000 and $330,000, respectively, to reduce interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

Letters of Credit

The Authority maintains three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and overdue amounts for purses due to horsemen at Pocono Downs that may arise. The letters of credit expire on August 31, 2007, January 25, 2008 and November 17, 2007, respectively, subject to renewals. As of June 30, 2007, no amounts were drawn on the letters of credit.

NOTE 6—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative and miscellaneous services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended June 30, 2007 and 2006, the Authority incurred $5.2 million, and for the nine months ended June 30, 2007 and 2006, the Authority incurred $16.3 million and $15.6 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $195,000 relating to these land lease agreements for each of the three months and nine months ended June 30, 2007 and 2006, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended June 30, 2007 and 2006, the Authority incurred costs of $5.7 million and $4.6 million, respectively, for such utilities. During the nine months ended June 30, 2007 and 2006, the Authority incurred costs of $17.5 million and $14.8 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

transferred to the Authority during the three months ended December 31, 2006. The Authority recorded $664,000 of capital expenditures associated with the Tribe’s Development Department for the three months ended June 30, 2006. The Authority recorded $53,000 and $1.9 million of capital expenditures associated with the Tribe’s Development Department for the nine months ended June 30, 2007 and 2006, respectively.

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $55.9 million and $56.9 million for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, the expenses associated with the Slot Win Contribution totaled $168.0 million and $165.2 million, respectively. As of June 30, 2007 and September 30, 2006, outstanding Slot Win Contribution payments to the State of Connecticut totaled $18.6 million and $19.5 million, respectively.

Category One Slot Machine License

Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing, L.P. by the Pennsylvania Gaming Control Board (the “PGCB”) on September 27, 2006 and December 20, 2006, respectively, for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB, the Phase I slot machine facility at Mohegan Sun at Pocono Downs was opened to the public on November 14, 2006. The slot machine license fee of $50.0 million was added to the existing slot machine license intangible asset of $214.0 million referred to in the consolidated financial statements in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The total slot machine license intangible asset of $264.0 million, with an indefinite useful life, is included in the accompanying condensed consolidated balance sheet as of June 30, 2007.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Authority reflected expenses associated with the PGCB slot machine tax assessments totaling $26.3 million and $63.1 million for the three and nine months ended June 30, 2007, respectively. As of June 30, 2007, a liability for slot machine tax payments owed to the PGCB of $3.3 million was recorded in the accompanying condensed consolidated balance sheet.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.3 million and $4.1 million for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, these payments totaled $12.6 million and $12.2 million, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $3.8 million.

Pennsylvania Property Tax Litigation

As the successor owner of Downs Racing, L.P., the Authority was involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing, L.P.’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. A final settlement was reached in June 2007 between the various

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, the Authority’s liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which is recorded in the Authority’s income from operations for the nine months ended June 30, 2007.

Other Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 8—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National Gaming Inc., the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. (“MTR”) and Presque Isle Downs Inc. (“PID”), and collectively with MTR (“Presque Isle”), for $7.0 million. Penn National Gaming Inc. assigned its rights to proceeds under this agreement to the Authority’s subsidiary, Downs Racing, L.P., upon the Authority’s acquisition of the Pocono Downs entities. Accordingly, Presque Isle was required to make the $7.0 million payment to Downs Racing, L.P. upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. Pursuant to the terms of the agreement, receipt of the $7.0 million payment could be no later than the commencement of pari-mutuel wagering at Presque Isle Downs, which is scheduled to open in September 2007 (refer to Note 12). The Authority has accordingly reported the results of its Erie OTW facility from its Pocono Downs operating segment as income from discontinued operations in the accompanying condensed consolidated statements of income, which includes total net revenues from the Erie OTW facility of $821,000 and $889,000 for the three months ended June 30, 2007 and 2006, respectively, and $2.4 million and $2.5 million for the nine months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and September 30, 2006, assets held for sale totaled $7.1 million, which were comprised of the property and equipment of the Erie OTW operations, net of accumulated depreciation. The Authority estimates that the fair value of the assets held for sale less cost to sell approximates the carrying value, and as a result a loss from discontinued operations was not recorded for the nine months ended June 30, 2007.

NOTE 9—RELINQUISHMENT AGREEMENT:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2007, the carrying amount of the relinquishment liability was $521.3 million as compared to $548.0 million at September 30, 2006. The decrease in the relinquishment liability during the nine months ended June 30, 2007 is due to $49.0 million in relinquishment payments, offset by $22.3 million representing the accretion of discount to the relinquishment liability. Of the $49.0 million in relinquishment payments, $30.1 million represents payment of principal and $18.9 million represents payment of the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2006, the Authority paid $47.0 million in relinquishment payments, consisting of $28.6 million in principal amounts and $18.4 million representing the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At June 30, 2007 and September 30, 2006, relinquishment payments earned but unpaid were $28.4 million and $20.4 million, respectively.

NOTE 10—SEGMENT REPORTING:

As of June 30, 2007, the Authority owns and operates the Mohegan Sun and Mohegan Sun Country Club properties in Connecticut and, through the Pocono Downs entities, operates a gaming and entertainment facility offering slot machines and harness racing and several OTW facilities in Pennsylvania (of which one referred to in Notes 8 and 12 has been sold to a third party and is not reported in the below segment information). All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to the Mohegan Sun entities in Connecticut, which also include MBC’s ownership of the Connecticut Sun WNBA franchise, and the Pocono Downs entities in Pennsylvania on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the Connecticut entities, and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007 (1)	2006	2007 (2)	2006
Net revenues:
Mohegan Sun	$352,947	$344,614	$1,051,072	$1,018,973
Pocono Downs	54,170	8,739	130,652	22,220

Total	407,117	353,353	1,181,724	1,041,193
Income (loss) from operations:
Mohegan Sun	72,364	76,281	218,562	218,836
Pocono Downs	6,543	(1,896)	6,932	(5,785)
Corporate	(3,244)	(1,373)	(8,466)	(7,475)

Total	75,663	73,012	217,028	205,576
Accretion of discount to the relinquishment liability	(7,449)	(7,677)	(22,346)	(23,030)
Interest income	1,148	652	2,688	1,466
Interest expense, net of capitalized interest	(23,840)	(22,664)	(71,564)	(68,306)
Write-off of debt issuance costs	—	—	(71)	—
Other expense, net	(96)	(85)	(458)	(77)

Income from continuing operations before minority interests	45,426	43,238	125,277	115,629
Minority interests	169	(413)	497	333

Income from continuing operations	45,595	42,825	125,774	115,962
Income from discontinued operations	59	52	90	51

Net income	$45,654	$42,877	$125,864	$116,013

	For the Nine Months Ended June 30,
	2007	2006
Capital expenditures:
Mohegan Sun	$58,840	$36,888
Pocono Downs	37,805	35,823
Corporate	4	13,097

Total	$96,649	$85,808

	June 30, 2007	September 30, 2006
Total assets:
Mohegan Sun	$1,529,272	$1,505,258
Pocono Downs (including goodwill of $39,459)	434,439	333,820
Corporate	96,018	75,279

Total	$2,059,729	$1,914,357

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2007, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are not presented below because the Authority believes that the detailed financial information provided below and in Note 10 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and the non-guarantor subsidiary, Salishan-Mohegan, as of June 30, 2007 and September 30, 2006 and for the three months and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,235,789	$110,433	$19,951	$—	$1,366,173
Intercompany receivables	218,182	10,102	—	(228,284)	—
Investment in subsidiaries	213,461	2,917	—	(216,378)	—
Other intangible assets, net	119,828	274,823	—	—	394,651
Other assets, net	215,618	70,002	13,285	—	298,905

Total assets	$2,002,878	$468,277	$33,236	$(444,662)	$2,059,729

LIABILITIES AND CAPITAL
Total current liabilities	$306,227	$32,289	$694	$—	$339,210
Long-term debt, net of current portion	1,249,146	3,600	16,500	—	1,269,246
Relinquishment liability, net of current portion	414,581	—	—	—	414,581
Intercompany payables	—	218,182	10,102	(228,284)	—
Other long-term liabilities	790	—	—	—	790

Total liabilities	1,970,744	254,071	27,296	(228,284)	2,023,827
Minority interests in subsidiaries	—	1,061	—	3,023	4,084
Total capital	32,134	213,145	5,940	(219,401)	31,818

Total liabilities and capital	$2,002,878	$468,277	$33,236	$(444,662)	$2,059,729

	As of September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,243,150	$76,722	$19,951	$—	$1,339,823
Intercompany receivables	118,415	19,148	—	(137,563)	—
Investment in subsidiaries	233,174	3,358	—	(236,532)	—
Other intangible assets, net	119,826	219,823	—	—	339,649
Other assets, net	181,415	44,079	9,391	—	234,885

Total assets	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

LIABILITIES AND CAPITAL
Total current liabilities	$261,135	$7,858	$3,355	$—	$272,348
Long-term debt, net of current portion	1,221,804	4,000	—	—	1,225,804
Relinquishment liability, net of current portion	451,038	—	—	—	451,038
Intercompany payables	—	118,415	19,148	(137,563)	—
Other long-term liabilities	542	—	—	—	542

Total liabilities	1,934,519	130,273	22,503	(137,563)	1,949,732
Minority interest in subsidiary	—	—	—	3,480	3,480
Total capital	(38,539)	232,857	6,839	(240,012)	(38,855)

Total liabilities and capital	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$351,433	$56,310	$—	$(626)	$407,117
Operating costs and expenses:
Gaming and other operations	204,296	41,337	—	(626)	245,007
Advertising, general and administrative	56,002	6,103	518	—	62,623
Pre-opening costs and expenses	84	—	—	—	84
Depreciation and amortization	20,443	3,297	—	—	23,740

Total operating costs and expenses	280,825	50,737	518	(626)	331,454

Income (loss) from operations	70,608	5,573	(518)	—	75,663
Accretion of discount to the relinquishment liability	(7,449)	—	—	—	(7,449)
Interest expense, net of capitalized interest	(14,064)	(9,434)	(596)	254	(23,840)
Loss on interests in subsidiaries	(3,433)	(147)	—	3,580	—
Other income, net	(8)	499	815	(254)	1,052

Income (loss) from continuing operations before minority interests	45,654	(3,509)	(299)	3,580	45,426
Minority interests	—	17	—	152	169

Income (loss) from continuing operations	45,654	(3,492)	(299)	3,732	45,595
Income from discontinued operations	—	59	—	—	59

Net income (loss)	$45,654	$(3,433)	$(299)	$3,732	$45,654

	For the Three Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$343,215	$10,618	$—	$(480)	$353,353
Operating costs and expenses:
Gaming and other operations	196,038	7,985	—	(480)	203,543
Advertising, general and administrative	50,737	2,987	(692)	—	53,032
Pre-opening costs and expenses	—	1,361	—	—	1,361
Depreciation and amortization	21,461	944	—	—	22,405

Total operating costs and expenses	268,236	13,277	(692)	(480)	280,341

Income (loss) from operations	74,979	(2,659)	692	—	73,012
Accretion of discount to the relinquishment liability	(7,677)	—	—	—	(7,677)
Interest expense, net of capitalized interest	(16,014)	(6,650)	(409)	409	(22,664)
Gain (loss) on interests in subsidiaries	(8,346)	487	—	7,859	—
Other income (expense), net	(65)	424	617	(409)	567

Income (loss) from continuing operations before minority interest	42,877	(8,398)	900	7,859	43,238
Minority interest	—	—	—	(413)	(413)

Income (loss) from continuing operations	42,877	(8,398)	900	7,446	42,825
Income from discontinued operations	—	52	—	—	52

Net income (loss)	$42,877	$(8,346)	$900	$7,446	$42,877

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,049,567	$132,795	$—	$(638)	$1,181,724
Operating costs and expenses:
Gaming and other operations	610,022	99,478	—	(638)	708,862
Advertising, general and administrative	162,907	17,724	1,523	—	182,154
Pre-opening costs and expenses	392	3,437	—	—	3,829
Depreciation and amortization	61,548	8,303	—	—	69,851

Total operating costs and expenses	834,869	128,942	1,523	(638)	964,696

Income (loss) from operations	214,698	3,853	(1,523)	—	217,028
Accretion of discount to the relinquishment liability	(22,346)	—	—	—	(22,346)
Interest expense, net of capitalized interest	(43,656)	(26,990)	(1,697)	779	(71,564)
Loss on interests in subsidiaries	(22,400)	(442)	—	22,842	—
Other income, net	(432)	1,049	2,321	(779)	2,159

Income (loss) from continuing operations before minority interests	125,864	(22,530)	(899)	22,842	125,277
Minority interests	—	40	—	457	497

Income (loss) from continuing operations	125,864	(22,490)	(899)	23,299	125,774
Income from discontinued operations	—	90	—	—	90

Net income (loss)	$125,864	$(22,400)	$(899)	$23,299	$125,864

	For the Nine Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,017,578	$24,107	$—	$(492)	$1,041,193
Operating costs and expenses:
Gaming and other operations	591,351	18,524	—	(492)	609,383
Advertising, general and administrative	147,533	8,258	1,360	—	157,151
Pre-opening costs and expenses	—	3,409	—	—	3,409
Depreciation and amortization	62,971	2,703	—	—	65,674

Total operating costs and expenses	801,855	32,894	1,360	(492)	835,617

Income (loss) from operations	215,723	(8,787)	(1,360)	—	205,576
Accretion of discount to the relinquishment liability	(23,030)	—	—	—	(23,030)
Interest expense, net of capitalized interest	(49,611)	(18,695)	(737)	737	(68,306)
Loss on interests in subsidiaries	(27,047)	(394)	—	27,441	—
Other income (expense), net	(22)	778	1,370	(737)	1,389

Income (loss) from continuing operations before minority interest	116,013	(27,098)	(727)	27,441	115,629
Minority interest	—	—	—	333	333

Income (loss) from continuing operations	116,013	(27,098)	(727)	27,774	115,962
Income from discontinued operations	—	51	—	—	51

Net income (loss)	$116,013	$(27,047)	$(727)	$27,774	$116,013

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$198,387	$25,770	$(794)	$—	$223,363

Cash flows used in investing activities:
Purchases of property and equipment	(52,629)	(33,860)	—	—	(86,489)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows used in investing activities	(76,443)	(1,806)	(2,916)	69,320	(11,845)

Net cash flows used in investing activities	(129,072)	(85,666)	(2,916)	69,320	(148,334)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	—	—	—	278,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	—	—	—	(278,000)
New Bank Credit Facility borrowings—revolving loan	160,000	—	—	—	160,000
New Bank Credit Facility repayments—revolving loan	(133,000)	—	—		(133,000)
Line of credit borrowings	426,480	—	—	—	426,480
Line of credit repayments	(406,734)	—	—	—	(406,734)
Principal portion of relinquishment liability payments	(30,127)	—	—	—	(30,127)
Distributions to Tribe	(55,230)	—	—	—	(55,230)
Other cash flows provided by (used in) financing activities	(6,785)	78,145	3,829	(69,320)	5,869

Net cash flows provided by (used in) financing activities	(45,396)	78,145	3,829	(69,320)	(32,742)

Net increase in cash and cash equivalents	23,919	18,249	119	—	42,287
Cash and cash equivalents at beginning of period	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of period	$99,713	$17,701	$119	$—	$117,533

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$197,367	$(6,207)	$2	$—	$191,162

Cash flows used in investing activities:
Purchases of property and equipment	(34,551)	(32,784)	(13,082)	—	(80,417)
Other cash flows used in investing activities	(51,860)	(14,540)	(2,558)	67,157	(1,801)

Net cash flows used in investing activities	(86,411)	(47,324)	(15,640)	67,157	(82,218)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	207,000	—	—	—	207,000
Prior Bank Credit Facility repayments—revolving loan	(207,000)	—	—	—	(207,000)
Salishan Credit Facility borrowings—revolving loan	—	—	—	—	—
Line of credit borrowings	352,623	—	—	—	352,623
Line of credit repayments	(352,623)	—	—	—	(352,623)
Principal portion of relinquishment liability payments	(28,605)	—	—	—	(28,605)
Distributions to Tribe	(54,271)	—	—	—	(54,271)
Other cash flows provided by (used in) financing activities	(13,971)	51,617	15,638	(67,157)	(13,873)

Net cash flows provided by (used in) financing activities	(96,847)	51,617	15,638	(67,157)	(96,749)

Net increase (decrease) in cash and cash equivalents	14,109	(1,914)	—	—	12,195
Cash and cash equivalents at beginning of period	71,504	921	—	—	72,425

Cash and cash equivalents at end of period	$85,613	$(993)	$—	$—	$84,620

NOTE 12—SUBSEQUENT EVENTS:

In July 2007, Presque Isle paid $7.0 million in return for the conveyance of the OTW facility in Erie, Pennsylvania. The effect of this transaction on the consolidated financial statements of the Authority will be accounted for during the three months ended September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2007, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Authority’s management.

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

August 10, 2007

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania, of which one referred to in Notes 8 and 12 to our condensed consolidated financial statements has been sold to a third party. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from

Interstate 395 and Connecticut Route 2A via a four-lane access road. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst. The first phase of Project Sunburst, the Casino of the Sky, which included increased gaming, restaurant and retail space and an entertainment arena, opened in September 2001. The remaining components, including the approximately 1,200-room luxury Sky hotel and approximately 100,000 square feet of convention space, were fully opened in June 2002.

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following two casinos:

Casino of the Earth

As of June 30, 2007, the Casino of the Earth had approximately 179,500 square feet of gaming space and offered:

•	approximately 3,510 slot machines and 160 table games (including blackjack, roulette, craps and baccarat), which were both less than normal capacity due to ongoing casino floor renovations;

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

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility; and

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

As of June 30, 2007, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,395 slot machines and 115 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 31 different retail shops, eight of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square-foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon consists of three major components (Sunrise Square, Casino of the Wind and the Earth Expansion). The plans for Project Horizon contemplate adding more than 1.4 million square feet of hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,200 units, complemented by approximately 400 table games (including poker tables) after the expansion.

Groundbreaking occurred in November 2006 with the commencement of construction for Sunrise Square, a new Asian themed gaming area, which will include a new 5,000 square-foot bus lobby, a 4,000 square-foot “Hong Kong” Street food outlet and 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker. The gaming component of Sunrise Square opened in late July 2007, and the remainder of the new facility opened on August 10, 2007.

We are also developing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 825 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level 16,000 square-foot Jimmy Buffett’s Margaritaville Restaurant. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open in the fall of 2008.

Project Horizon also is expected to include the Earth Expansion, which features a new 1,000-room Earth hotel with 300 House of Blues-themed hotel rooms, which will be owned and operated by Mohegan Sun, and a House of Blues Foundation Room™. In addition, the schematic design includes a “Spirit of the Sea” themed connector between the new Earth hotel and the existing Sky hotel, which would add approximately 115,000 square feet to Mohegan Sun, including retail and dining space for three new fine dining and four quick serve restaurants. The Earth Expansion also is planned to include new House of Blues-themed dining and entertainment amenities, including a 2,500-seat music hall.

Preliminary results of a review by our construction managers of the initial cost estimates for the Casino of the Wind and the Earth Expansion indicate that the total costs for Project Horizon are likely to be higher than the initial projection of $740.0 million. At the time of this filing, we continue to refine the plans, scope and elements of Project Horizon in order to arrive at a final estimated cost for the project.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. Mohegan Golf incurred total acquisition costs of $4.7 million for the golf course and other items acquired from PCC. The club was renamed Mohegan Sun Country Club at Pautipaug, which opened for the season in June 2007.

Mohegan Sun at Pocono Downs

In January 2005, we and our wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, or MCV-PA, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing owns the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania, as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania. The Erie OTW was sold to a third party in July 2007 for consideration of $7.0 million in cash, pursuant to an agreement we assumed in connection with our purchase of the Pocono Downs entities.

Downs Racing continues its harness racing activities into the 2007 racing season, which began on March 31, 2007. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

On September 27, 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB approved a permanent Category One slot machine license for Downs Racing in December 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.0 million, exclusive of the $50.0 million one-time slot machine license fee paid to the PGCB. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop. Renovations to a portion of the current food court seating area to accommodate the installation of approximately 80 additional slot machine gaming positions were completed in June 2007. Approximately 40 of these new positions are comprised of video blackjack units approved by the PGCB.

A Phase II gaming and entertainment facility, “Project Sunrise,” at Mohegan Sun at Pocono Downs is being developed on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three fine dining restaurants, a 300-seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. Development of Project Sunrise is anticipated to cost approximately $180.0 million.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, one of which is Mohegan Ventures Wisconsin, LLC (a wholly owned subsidiary of the Authority also formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. This agreement is currently being amended to reflect that WTG will be the developer of the planned casino.

Capital Play

In July 2007, we agreed to a letter of intent with Capital Play, Inc., or Capital Play, under the terms of which, we would develop and operate proposed Video Lottery Terminal, or VLT, facilities at Belmont Park and Aqueduct racetracks in New York, subject to the satisfaction of customary conditions, the acceptance of Capital Play’s bid for New York State’s thoroughbred racing franchise and other necessary approvals. The installation of up to 4,500 VLTs at the Aqueduct racetrack is authorized under existing New York law. However, the addition of VLTs at Belmont would require new legislation.

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

Mohegan Sun

The following is an assessment of recent developments in the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a 21,000 square-foot spa, a 4,000-seat theater, a 50,000 square-foot ballroom, a 2,900-car parking garage, 145,000 square feet of meeting and convention space, four retail stores, two nightclubs, three lounges, four restaurants and additional business meeting and reception space. In addition, the expansion is expected to include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in the spring of 2008. On December 8, 2006, the Mashantucket Pequot Tribe and MGM Mirage announced that they completed agreements to develop the new hotel and casino described above, which will be adjacent to the existing Foxwoods Resort Casino. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe.

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

Rhode Island

In July 2005, BLB Investors, LLC, or BLB, completed its acquisition of Lincoln Park in Lincoln, Rhode Island. BLB announced an $125.0 million expansion, which included themed bars, upscale restaurants, a 350-seat buffet, a 2,000-seat entertainment venue and approximately 160,000 square feet to increase the number of VLTs at the site from 3,000 to 4,750, which was approved by the Rhode Island legislature. In March 2007, BLB changed the name of Lincoln Park to Twin River and opened the gaming space housing all additional VLTs. The full expansion is scheduled for completion in 2008.

In addition to approving the increase in VLTs at Twin River, the Rhode Island legislature approved the addition of 800 VLTs at Newport Grand. In order to gain the approval for the additional VLTs, among other things, Newport Grand must complete a $20.0 million project for improvements and expansion to the current facilities, including a 90-room hotel. To accommodate the project, Newport Grand sought local zoning changes in July 2006 to allow for the expansion. In February 2007, a Rhode Island court overturned local zoning variance denials and ordered the Newport City Council to issue the necessary building permits for the expansion.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act with the federal government, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA. Accordingly, the Narragansett Tribe may only open a gaming facility approved under state law. The Narragansett Tribe and an affiliate of Harrah’s Entertainment have pursued a license to operate a casino in West Warwick, Rhode Island, and proposed the development of a 12-story, 500-room hotel and 140,000 square-foot casino with 3,500 slot machines, 50 poker tables and 100 other gaming tables on 86 acres of non-tribal land. On June 1, 2006, the Rhode Island state legislature approved a joint resolution requiring a statewide referendum to amend the Rhode Island Constitution to allow a casino privately operated by Harrah’s Entertainment and the Narragansett Tribe. On November 7, 2006, the proposed amendment to the Constitution was rejected by approximately a two to one margin. The Narragansett Tribe has indicated in published reports that it would continue to pursue the development of a $50.0 million to $100.0 million casino on its tribal lands in Charlestown. On July 20, 2007, the U.S. Court of Appeals ruled that the federal government could take 31 acres of land in Charlestown into trust for the Narragansett Tribe. The tribe has stated the purpose of the land is for housing of elderly tribal members, however published reports indicate that the Narragansett Tribe may attempt to use this land or future parcels for gaming.

New York

St. Regis Mohawk Tribe. On November 2, 2005, in a letter to the BIA, the St. Regis Mohawk Tribe formally abandoned plans for a $500.0 million casino at Kutsher’s Resort and Country Club in the Catskills (withdrawing its fee to trust application) and resumed its earlier plans for a casino at Monticello Raceway, also located in the Catskills, to be managed by Empire Resorts, Inc. In March 2006, Empire Resorts, Inc. announced an agreement with the St. Regis Mohawk Tribe to develop the casino resort. Prior agreements for municipal and county assistance and payments in lieu of taxes also have been extended to apply to the St. Regis Mohawk Tribe’s ownership of the approximately 29-acre site in Monticello. Plans for the project include 160,000 square feet of gaming space for 3,500 slot machines and 125 table games, with sufficient space to accommodate an additional 500 slot machines, and a variety of food and beverage offerings and entertainment venues.

In connection with the St. Regis Mohawk Tribe’s application to acquire the Monticello site, the tribe submitted a new environmental assessment for the project, which received final approval by the BIA in

December 2006. In February 2007, the Governor of New York and the St. Regis Mohawk Tribe executed a new tribal-state compact and revenue sharing agreement. The United States Department of the Interior must still approve the taking of the 29-acre planned casino site adjacent to Monticello Raceway into trust. Also in February 2007, several New York farm and conservation groups filed suit against the Department of the Interior, challenging the approved environmental assessment. In April 2007, the federal government agreed that a decision must first be reached on the adequacy of the Interior Department’s assessment of the casino project’s environmental impact on the community before the requested land could be taken into trust. Based upon these recent proceedings, the approval of the land being taken into trust, and accordingly, plans for a groundbreaking for the casino project, are expected to be delayed.

Shinnecock Tribe. The Shinnecock Tribe has announced that it intends to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to its reservation in Long Island, New York. The Shinnecock Tribe is recognized by the State of New York, but its petition for federal recognition is still pending. In November 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. In January 2006, the BIA declared that it is not bound by the November 2005 federal district court ruling that the Shinnecock Tribe is a federally recognized Indian tribe. Accordingly, the Shinnecock Tribe is continuing to pursue the federal recognition process before the BIA, which published reports indicate could take several years, and may not pursue a casino under IGRA in the absence of such federal recognition. On November 28, 2006, a New York federal district court rejected the Shinnecock Tribe’s claim to 3,600 acres in Long Island. However, the tribe has indicated that it will continue to seek the legal right to build a casino on a smaller parcel it already owns on Long Island.

Yonkers Raceway. Empire City at Yonkers Raceway, in Yonkers, New York, opened its new gaming facility with 1,800 VLTs in October 2006. In March 2007, Empire City opened the Gotham Palace facility, which added 3,700 additional terminals, as well as a new restaurant, bar area and bandstand. Empire City reportedly plans to increase its VLTs at Yonkers to 7,500 terminals as permitted under state law. Given its geographic proximity to New York City, the Yonkers facility may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

Aqueduct. In June 2005, MGM Mirage announced a definitive agreement to develop and manage a VLT facility at the Aqueduct horse racing track in Queens, New York, one of three thoroughbred tracks owned and operated by the New York Racing Authority, or NYRA. In March 2006, the New York racing oversight board approved a construction contract for an $182.0 million improvement to the Aqueduct race track facility and the installation of 4,500 VLTs. The NYRA subsequently filed for Chapter 11 bankruptcy protection in November 2006, and MGM Mirage withdrew from its contract with the NYRA to develop and manage the VLT facility at Aqueduct. The thoroughbred racing contract between the NYRA and the State of New York expires on December 31, 2007. A State of New York panel is currently reviewing recommendations for new operators of the NYRA facilities, including Aqueduct, Belmont and Saratoga racetracks (refer to “—Overview-Other Diversification Projects-Capital Play” above). No additional VLTs at the Saratoga thoroughbred racetrack are being considered due to the existence of VLTs at the Saratoga harness racetrack. News reports indicate that New York Governor Eliot Spitzer plans to make a recommendation to the state legislature regarding the disposition of the NYRA franchises at Aqueduct, Belmont and Saratoga by September 4, 2007.

Massachusetts

News reports indicate that Massachusetts Governor Deval Patrick is willing to consider permitting commercial casino gambling in the Commonwealth, including locating slot machine parlors at each of the state’s four pari-mutuel tracks, among other options. Reports indicate that the Governor will announce his decision on expanding gaming in the state before September 4, 2007.

Reports also indicate that the Mashpee Wampanoag Tribe, which received federal recognition in February 2007, secured a group of financial backers to pay for a 125-acre tract of land in Middleboro, which is located in southeastern Massachusetts, in April 2007 as a potential site for a resort casino. The tribe’s financial backer also purchased an option to buy an additional 200 acres adjacent to the site. Reports indicate the tribe expects to work with the Governor to negotiate a tribal-state compact within the coming year. On July 28, 2007, voters in the town of Middleboro ratified a host community, intergovernmental agreement with the Mashpee Wampanoag Tribe to allow for the tribe’s planned $1.0 billion casino and 1,500-room hotel, in exchange for funding of infrastructure improvements and annual payments to the town. The Mashpee Wampanoag Tribe has also expressed interest in opening a Class II gaming facility under appropriate IGRA provisions should the state legislature and the Governor decide not to expand the scope of legalized gambling in the state to include slot machines or do not enter into a compact with the tribe.

Published reports indicate that the Wampanoag Tribe of Gay Head (Aquinnah), the state’s other federally-recognized tribe, also remains interested in developing a casino away from the tribe’s reservation on Martha’s Vineyard.

Mohegan Sun at Pocono Downs

The following is an assessment of the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

On December 20, 2006, the PGCB approved conditional Category Two slot machine licenses for five stand-alone slot facilities. Two of the facilities are located in Philadelphia, one is located in Pittsburgh and the remaining two are located in Mount Pocono and Bethlehem, which are closer to Pocono Downs and are more likely to have an impact on Pocono Downs.

•

Mount Pocono. Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. According to news reports, Mount Airy, LLC plans to open the $412.0 million Mount Airy Resort and Casino on October 15, 2007, which is expected to include 2,300 slot machines and some restaurants, with a 200-room hotel, meeting rooms and retail shops opening a month later. Reports further indicate that by the end of 2008, the facility is anticipated to have been expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking.

•

Bethlehem. Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group has indicated plans for a $630.0 million Phase I project that would offer 3,000 slot machines, a new 300-room hotel, retail shops and restaurants to the public by the spring of 2009 and a future expansion that would increase the total number of slot machines to 5,000 by late 2009.

In March 2007, Pocono Manor Investors LLP filed an appeal with the Pennsylvania Supreme Court of the PGCB’s denial of its application for a Category Two license to operate slot machines at the Pocono Manor Inn & Golf Resort in Mount Pocono. In July 2007, the Pennsylvania Supreme Court rejected the appeal and affirmed the decision by the PGCB to award the Category Two slot machine license to Mount Airy, LLC.

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

Promotional allowances

We operate a program for our guests at Mohegan Sun, without membership fees, called the Mohegan Sun Player’s Club. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun, including the Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of points are included in gross revenues when redeemed at Mohegan Sun operated facilities and then deducted as promotional allowances to arrive at net revenues.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

We also operate a program for our guests at Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage and retail services to guests based on points that are awarded for guests’ slot machine gaming activities. These points may be used to purchase items at the retail store and dining outlets located within Mohegan Sun at Pocono Downs. The retail value of points are included in gross revenues when redeemed at Pocono Downs and then deducted as promotional allowances to arrive at net revenues.

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

Results of Operations

Summary Operating Results

As of June 30, 2007, we own and operate the Mohegan Sun and Mohegan Sun Country Club properties in Connecticut and, through the Pocono Downs entities, operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several OTW facilities located elsewhere in Pennsylvania (one of which has been sold to a third party as described in Notes 8 and 12 to our condensed consolidated financial statements and is not reported in the below segment information related to Pocono Downs). All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to the Mohegan Sun entities in Connecticut, which also include MBC’s ownership of the Connecticut Sun WNBA franchise, and the Pocono Downs entities in Pennsylvania on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 10 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$352,947	$344,614	$8,333	2.4%	$1,051,072	$1,018,973	$32,099	3.2%
Pocono Downs	54,170	8,739	45,431	519.9%	130,652	22,220	108,432	488.0%

Total	$407,117	$353,353	$53,764	15.2%	$1,181,724	$1,041,193	$140,531	13.5%
Income (loss) from operations:
Mohegan Sun	$72,364	$76,281	$(3,917)	-5.1%	$218,562	$218,836	$(274)	-0.1%
Pocono Downs	6,543	(1,896)	8,439	445.1%	6,932	(5,785)	12,717	219.8%
Corporate expenses	(3,244)	(1,373)	(1,871)	-136.3%	(8,466)	(7,475)	(991)	-13.3%

Total	$75,663	$73,012	$2,651	3.6%	$217,028	$205,576	$11,452	5.6%
Net income	$45,654	$42,877	$2,777	6.5%	$125,864	$116,013	$9,851	8.5%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The important factors and trends that most contributed to our financial performance for the three months and nine months ended June 30, 2007 and 2006 are as follows:

•

the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs in November 2006, which generated gross slot revenues of $44.8 million and $107.1 million during the three months and nine months ended June 30, 2007;

•

the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected above in the Mohegan Sun net revenue growth rates for the three months and nine months ended June 30, 2007;

•

a successful table games marketing program targeting high limit players at Mohegan Sun, which is partially reflected in the strong results of the private table games suite that was opened in the Sky hotel in June 2006 and the semi-private gaming area that was opened in the Cabaret lounge in February 2007;

•	higher table games hold percentage at Mohegan Sun in the three months and nine months ended June 30, 2007, which can fluctuate considerably over interim financial periods;

•

increased competition in the Northeast gaming market from newly opened VLT facilities at Yonkers Raceway in Yonkers, New York and Twin River in Lincoln, Rhode Island, which contributed to the decrease in gross slot revenues at Mohegan Sun for the three months ended June 30, 2007;

•	a reduction in the number of slot machines in the Casino of the Earth at Mohegan Sun during the quarter ended June 30, 2007, due to the construction of Sunrise Square;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•	the utilization of technologies to improve the productivity and efficiencies of our Mohegan Sun labor force; and

•	a $3.5 million charge recorded in the nine months ended June 30, 2007 in connection with a settlement of litigation related to the assessment of property taxes at the Pocono Downs facility.

Net revenues for the three months and nine months ended June 30, 2007 increased primarily as a result of the addition of slot revenues at Mohegan Sun at Pocono Downs during the nine months ended June 30, 2007, and the increase in table games revenues at Mohegan Sun.

Income from operations for the three months and nine months ended June 30, 2007 increased as a result of the growth in net revenues, offset by increases in operating costs and expenses of 18.2% and 15.4%, respectively. Our operating margin, or income from operations as a percentage of net revenues, for the three months and nine months ended June 30, 2007 decreased to 18.6% and 18.4%, respectively, from 20.7% and 19.7%, respectively, for the same periods in the prior year. This decrease was primarily attributable to the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania, the $3.5 million charge recorded in connection with the litigation settlement discussed above and an increase in promotional programs at Mohegan Sun to offset the impact of the new slot product being added to our market as discussed above.

Net income for the three months and nine months ended June 30, 2007 increased primarily due to the operating results at Mohegan Sun at Pocono Downs after the opening of the slot facility in November 2006, partially offset by higher interest costs as discussed below under “Corporate Expenses and Other Income (Expense).”

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Gaming.	$318,967	$312,589	$6,378	2.0%	$948,814	$918,445	$30,369	3.3%
Food and beverage	22,615	22,492	123	0.5%	68,762	68,653	109	0.2%
Hotel	11,120	12,820	(1,700)	-13.3%	35,283	37,062	(1,779)	-4.8%
Retail, entertainment and other	31,617	27,205	4,412	16.2%	88,846	86,112	2,734	3.2%

Total	$384,319	$375,106	$9,213	2.5%	$1,141,705	$1,110,272	$31,433	2.8%

The table below summarizes the percentage of gross revenues from each of the four revenue sources at Mohegan Sun:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Gaming	83.0%	83.3%	83.1%	82.7%
Food and beverage	5.9%	6.0%	6.0%	6.2%
Hotel	2.9%	3.4%	3.1%	3.3%
Retail, entertainment and other	8.2%	7.3%	7.8%	7.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues at Mohegan Sun (in millions, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Variance	Percentage Variance	2007	2006	Variance	Percentage Variance
Slot handle.	$2,585	$2,649	$(64)	-2.4%	$7,777	$7,701	$76	1.0%
Gross slot revenues	$223	$228	$(5)	-2.2%	$672	$661	$11	1.7%
Net slot revenues	$215	$220	$(5)	-2.3%	$649	$640	$9	1.4%
Weighted average number of slot machines (in units).	5,939	6,201	(262)	-4.2%	6,076	6,202	(126)	-2.0%
Gross slot hold percentage	8.6%	8.6%	—	—	8.6%	8.6%	—	—
Gross slot win per unit per day (in dollars)	$413	$404	$9	2.2%	$405	$390	$15	3.8%
Table games drop	$611	$590	$21	3.6%	$1,820	$1,717	$103	6.0%
Table games revenues	$101	$90	$11	12.2%	$292	$270	$22	8.1%
Weighted average number of table games (in units)	278	299	(21)	-7.0%	296	299	(3)	-1.0%
Table games hold percentage (1)	16.5%	15.2%	1.3%	8.6%	16.0%	15.7%	0.3%	1.9%
Table games revenue per unit per day (in dollars)	$3,990	$3,308	$682	20.6%	$3,609	$3,311	$298	9.0%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year increased primarily due to continued growth in table games revenues. The increase in table games revenues for the three months and nine months ended June 30, 2007 was principally attributable to the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs, including successful marketing efforts towards our high limit table games players with the introduction of new private and semi-private gaming space as discussed above under “—Summary Operating Results.” The increase in table games revenues for the three months ended June 30, 2007 was partially offset by a decrease in net slot revenues due to lower than expected slot handle from patrons residing in New York, particularly Westchester, Bronx and Queens counties, and Rhode Island as a result of the recently expanded VLT facilities in those regions and a reduction in slot machines at the Casino of the Earth due to the construction of Sunrise Square. The State of Connecticut reported slot revenues of $425.8 million and $435.4 million for the three months ended June 30, 2007 and 2006, respectively, and $1.26 billion for the nine months ended June 30, 2007 and 2006, representing a decrease of 2.2% and an increase of 0.4% in the Connecticut market for the three months and nine months ended June 30, 2007, respectively. However, Mohegan Sun increased its market share to 52.5% and 53.3% for the three months and nine months ended June 30, 2007, respectively, from 52.3% and 52.6% for the same periods in the prior year, respectively.

Food and beverage revenues for the three months and nine months ended June 30, 2007 compared to food and beverage revenues for the same periods in the prior year were stable. The average price per meal was $13.57 and $13.24 for the three months ended June 30, 2007 and 2006, respectively, and $13.86 and $13.11 for the nine months ended June 30, 2007 and 2006, respectively. The increase in average price per meal was offset by a decrease in the number of food covers of 2.7% and 5.3% for the three months and nine months ended June 30, 2007, respectively, compared to the same periods in the prior year due to a shift in patron visitation from Authority-owned outlets to third party outlets at Mohegan Sun.

The following table presents data related to hotel revenues at Mohegan Sun:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Variance	Percentage Variance	2007	2006	Variance	Percentage Variance
Rooms occupied	100,918	101,751	(833)	-0.8%	294,058	296,082	(2,024)	-0.7%
Average daily room rate (ADR)	$104	$118	$(14)	-11.9%	$114	$118	$(4)	-3.4%
Occupancy rate	94.4%	95.1%	-0.7%	-0.7%	91.7%	92.2%	-0.5%	-0.5%
Revenue per available room (REVPAR)	$98	$112	$(14)	-12.5%	$104	$109	$(5)	-4.6%

Hotel revenues for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year decreased primarily as a result of a decrease in ADR. The decrease in ADR is the result of a reduction in room rates offered to casino hotel guests designed to increase gaming and other revenues. The decrease in hotel revenues was also partially due to a decrease in hotel occupancy as a result of rooms being out of service due to the $10.0 million hotel room renovation program, which began in January 2007 and was completed in June 2007.

Retail, entertainment and other revenues for the three months ended June 30, 2007 compared to the same period in the prior year increased partially as a result of a $2.6 million, or 29.4%, increase in entertainment revenues due to a significant increase in the number of shows at the Mohegan Sun Arena, and a 31.8% increase in Arena ticket sales. The increase in retail, entertainment and other revenues is also due to a $0.5 million, or 23.4%, increase in rental revenues from tenants in the Shops at Mohegan Sun due to higher collection of rent from new tenants, particularly the Coach outlet, and a $0.7 million, or 25.8%, increase in other revenues from miscellaneous amenities available to our patrons at Mohegan Sun.

Retail, entertainment and other revenues for the nine months ended June 30, 2007 compared to the same period in the prior year increased as a result of a $0.9 million, or 15.0%, increase in rental revenues from tenants in the Shops at Mohegan Sun due to higher collection of rent from new tenants, particularly the Coach outlet. The increase in retail, entertainment and other revenues is also due to a $0.8 million, or 4.5%, increase in gasoline revenues at the Mohegan Sun gasoline and convenience center related to free coupon promotional programs during the period, which do not have an effect on net revenues, and a $1.1 million, or 12.7%, increase in other revenues from miscellaneous amenities available to our patrons at Mohegan Sun.

Promotional Allowance

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$10,879	$12,780	$(1,901)	-14.9%	$32,077	$34,254	$(2,177)	-6.4%
Hotel	3,801	4,122	(321)	-7.8%	12,018	12,582	(564)	-4.5%
Retail, entertainment and other	16,692	13,590	3,102	22.8%	46,538	44,463	2,075	4.7%

Total	$31,372	$30,492	$880	2.9%	$90,633	$91,299	$(666)	-0.7%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$11,574	$13,000	$(1,426)	-11.0%	$33,221	$35,814	$(2,593)	-7.2%
Hotel	2,211	2,321	(110)	-4.7%	6,353	6,542	(189)	-2.9%
Retail, entertainment and other	13,355	11,087	2,268	20.5%	37,853	35,800	2,053	5.7%

Total	$27,140	$26,408	$732	2.8%	$77,427	$78,156	$(729)	-0.9%

Promotional allowances increased for the three months ended June 30, 2007 compared to the same period in the prior year due primarily to an increase in promotional programs targeting customers in the vicinity of the recently expanded slot facilities in New York and Rhode Island, as discussed above under “—Gross Revenues,” partially offset by a decrease in food and beverage complimentaries resulting from an increase in utilization by casino patrons of Mohegan Sun Player’s Club points and promotional coupons at the property’s third party restaurants during the period. Promotional allowances decreased for the nine months ended June 30, 2007 compared to the same period in the prior year due primarily to the net shift in the utilization of patron complimentaries from Authority-owned outlets to third party outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Gaming.	$178,302	$172,432	$5,870	3.4%	$532,777	$516,200	$16,577	3.2%
Food and beverage	11,444	11,121	323	2.9%	34,423	35,357	(934)	-2.6%
Hotel	4,504	4,886	(382)	-7.8%	12,585	12,788	(203)	-1.6%
Retail, entertainment and other	10,976	8,503	2,473	29.1%	31,857	28,611	3,246	11.3%
Advertising, general and administrative	54,666	49,662	5,004	10.1%	158,478	143,417	15,061	10.5%
Pre-opening costs and expenses	84	—	84	100.0%	392	—	392	100.0%
Depreciation and amortization	20,610	21,732	(1,122)	-5.2%	61,999	63,766	(1,767)	-2.8%

Total	$280,586	$268,336	$12,250	4.6%	$832,511	$800,139	$32,372	4.0%

Gaming costs and expenses increased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of higher redemption costs due to an increase in utilization of Player’s Club points and promotional coupons at third party outlets; increased direct labor and medical insurance costs; and higher casino marketing, advertising and promotional expenses. The increase in gaming costs and expenses for the three months ended June 30, 2007 was partially offset by lower slot win contribution to the State of Connecticut commensurate with the decline in gross slot revenues for the period. The increase in gaming costs and expenses for the nine months ended June 30, 2007 was also due to higher slot win contribution to the State of Connecticut commensurate with the growth in gross slot revenues during the period, partially offset by a lower amount of costs being allocated to gaming costs and expenses for non-gaming complimentaries redeemed by casino patrons at Authority-owned outlets. Slot win contribution payments totaled $55.9 million and $168.0 million for the three months and nine months ended June 30, 2007, respectively, and $56.9 million and $165.2 million for the three months and nine months ended June 30, 2006, respectively. As a result of the cost increases and the decrease in slot revenues mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 55.9% from 55.2% for the three months ended June 30, 2006. Gaming costs and expenses as a percentage of gaming revenues was 56.2% for the nine months ended June 30, 2007 and 2006.

Food and beverage costs and expenses increased for the three months ended June 30, 2007 compared to the same period in the prior year primarily as a result of higher direct labor and medical insurance costs. Food and beverage costs and expenses decreased for the nine months ended June 30, 2007 compared to the same period in the prior year primarily as a result of a decrease in cost of goods sold and other operating costs, partially offset by higher medical insurance costs and a lower amount of food and beverage complimentaries resulting in a decreased amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses decreased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year. The decrease is attributable primarily to a $1.0 million charge in the prior year for inventory obsolescence which did not reoccur in the same periods for 2007 and a lower amount of hotel complimentaries, resulting in a lower amount of hotel costs and expenses being allocated to gaming costs and expenses which was partially offset by higher direct labor and medical insurance costs.

Retail, entertainment and other costs and expenses increased for the three and nine months ended June 30, 2007 compared to the same periods in the prior year due to a substantial increase in direct entertainment costs related to the higher number of shows at the Arena as discussed above. The increase was also a result of increased cost of goods sold for the gas coupon promotion, partially offset by increased retail and entertainment complimentaries, resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of increased property maintenance, utilities, direct labor, medical insurance and other costs necessary to support Mohegan Sun operations, as well as significant one-time costs, such as furniture refurbishment and new bed linens, related to the Sky hotel room renovation program. The increase for the nine months ended June 30, 2007 was also due to greater advertising expenditures from the production of new television commercials and approximately $2.0 million of additional costs associated with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2007 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” There were no pre-opening costs and expenses for the three months and nine months ended June 30, 2006.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Gaming	$52,173	$7,729	$44,444	575.0%	$125,496	$19,859	$105,637	531.9%
Food and beverage	2,142	658	1,484	225.5%	4,763	1,543	3,220	208.7%
Retail and other	1,004	352	652	185.2%	2,336	818	1,518	185.6%

Total	$55,319	$8,739	$46,580	533.0%	$132,595	$22,220	$110,375	496.7%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The table below summarizes the percentage of gross revenues from each of the three revenue sources at Mohegan Sun at Pocono Downs:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007 (1)	2006	2007 (2)	2006
Gaming	94.3%	88.5%	94.6%	89.4%
Food and beverage	3.9%	7.5%	3.6%	6.9%
Retail and other	1.8%	4.0%	1.8%	3.7%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The following table presents data related to gaming revenues at Mohegan Sun at Pocono Downs (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Variance	Percentage Variance	2007 (2)	2006	Variance	Percentage Variance
Slot handle	$486,467	$—	$486,467	100.0%	$1,122,577	$—	$1,122,577	100.0%
Gross slot revenues	$44,836	$—	$44,836	100.0%	$107,146	$—	$107,146	100.0%
Net slot revenues	$44,671	$—	$44,671	100.0%	$106,153	$—	$106,153	100.0%
Weighted average number of slot machines (in units)	1,143	—	1,143	100.0%	1,119	—	1,119	100.0%
Gross slot hold percentage	9.2%	—	9.2%	100.0%	9.5%	—	9.5%	100.0%
Gross slot win per unit per day (in dollars)	$431	$—	$431	100.0%	$418	$—	$418	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Gaming revenues for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year increased as a result of the addition of $44.7 million and $106.2 million in net slot revenues, respectively, due to the opening of the Phase I slot facility. The increase in food and beverage revenues and retail and other revenues for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year is also attributable to the opening of the Phase I slot operation, which resulted in increased patron visitation to food and beverage and retail outlets at the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Food and beverage	$809	$—	$809	100.0%	$1,333	$—	$1,333	100.0%
Retail	340	—	340	100.0%	610	—	610	100.0%

Total	$1,149	$—	$1,149	100.0%	$1,943	$—	$1,943	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Food and beverage	$893	$—	$893	100.0%	$1,542	$—	$1,542	100.0%
Retail	302	—	302	100.0%	613	—	613	100.0%

Total	$1,195	$—	$1,195	100.0%	$2,155	$—	$2,155	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Promotional allowances relate to the redemption at the retail store and dining outlets located within Mohegan Sun at Pocono Downs of Player’s Club points that are awarded for guests’ slot machine gaming activities. The retail value of points are included in gross revenues when redeemed and then deducted as promotional allowances to arrive at net revenues.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007 (1)	2006	Dollar Variance	Percentage Variance	2007 (2)	2006	Dollar Variance	Percentage Variance
Gaming	$38,099	$5,742	$32,357	563.5%	$92,403	$14,279	$78,124	547.1%
Food and beverage	1,363	652	711	109.0%	3,963	1,626	2,337	143.7%
Retail and other	319	207	112	54.1%	854	522	332	63.6%
Advertising, general and administrative	4,735	2,018	2,717	134.6%	15,270	6,316	8,954	141.8%
Pre-opening costs and expenses	—	1,361	(1,361)	-100.0%	3,437	3,409	28	0.8%
Depreciation and amortization.	3,111	654	2,457	375.7%	7,793	1,851	5,942	321.0%

Total.	$47,627	$10,634	$36,993	347.9%	$123,720	$28,003	$95,717	341.8%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs for the three months ended June 30, 2007.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Operating costs and expenses increased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of higher operating costs and expenses necessary to support the slot operations, including slot machine tax assessment payments to the PGCB. The increase for the nine months ended June 30, 2007 is also due to the $3.5 million charge recorded in advertising, general and administrative expenses in connection with the litigation settlement, as described above under “—Summary Operating Results.” Slot machine tax assessment payments to the PGCB totaled $26.3 million and $63.1 million for the three months and nine months ended June 30, 2007, respectively. The increase in depreciation and amortization expenses for the three months and nine months ended June 30, 2007 was principally due to the commencement of depreciation on the new Phase I facility and related slot machines and equipment.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2007	2006	Dollar Variance	Percentage Variance	2007	2006	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation	$19	$19	$—	—	$59	$57	$2	3.5%
Corporate expenses	3,222	1,352	1,870	138.3%	8,406	7,418	988	13.3%

Total corporate expenses	$3,241	$1,371	$1,870	136.4%	$8,465	$7,475	$990	13.2%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(7,449)	$(7,677)	$228	-3.0%	$(22,346)	$(23,030)	$684	-3.0%
Interest income (2)	1,148	652	496	76.1%	2,688	1,466	1,222	83.4%
Interest expense, net of capitalized interest	(23,840)	(22,664)	(1,176)	5.2%	(71,564)	(68,306)	(3,258)	4.8%
Write-off of debt issuance costs (3)	—	—	—	—	(71)	—	(71)	100.0%
Other expense, net	(96)	(85)	(11)	12.9%	(458)	(77)	(381)	494.8%

Total other expense, net	$(30,237)	$(29,774)	$(463)	1.6%	$(91,751)	$(89,947)	$(1,804)	2.0%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Cowlitz Indian Tribe related to the Cowlitz Project, as more fully described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
(3)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.

Corporate expenses increased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of increased labor, professional costs related to diversification efforts, as well as increased provisions related to allowances on the future collection of reimbursable development costs and expenses pertaining to the Cowlitz and Menominee Projects (refer to “—Critical Accounting Policies and Estimates—Allowance for Doubtful Accounts”).

Interest expense, net of capitalized interest, increased for the three months and nine months ended June 30, 2007 compared to the same periods in the prior year primarily due to increases in the weighted average outstanding debt for both periods. The weighted average outstanding debt was $1.30 billion for the three months and nine months ended June 30, 2007, and $1.25 billion for the three months and nine months ended June 30, 2006. The increase in weighted average outstanding debt was the result of additional borrowing for the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs, all described below under “—Liquidity, Capital Resources and Capital Spending—Capital Expenditures.” The weighted average interest rate was 7.4% for the three months and nine months ended June 30, 2007 and 2006.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing on March 31st and ending in November. The overall gaming industry in Pennsylvania is also expected to be seasonal in nature. Accordingly, the results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30, 2007
	2007	2006	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$223,363	$191,162	$32,201	16.8%
Net cash flows used in investing activities	(148,334)	(82,218)	(66,116)	80.4%
Net cash flows used in financing activities	(32,742)	(96,749)	64,007	-66.2%

Net increase in cash and cash equivalents	$42,287	$12,195	$30,092	246.8%

As of June 30, 2007 and September 30, 2006, we held cash and cash equivalents of $117.5 million and $75.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the nine months ended June 30, 2007 is attributable primarily to the increase in operating income after adjustments for non-cash items and lower working capital requirements as compared to the prior year.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in investing activities for the nine months ended June 30,

2007 is attributable primarily to the payment of the one-time slot machine license fee of $50.0 million to the PGCB, as discussed above under “—Overview-Mohegan Sun at Pocono Downs;” the acquisition of the Menominee Project development rights and other related assets for $6.4 million, as discussed above under “—Overview-Other Diversification Projects-Menominee Project;” the acquisition of substantially all of the assets of Pautipaug Country Club Inc. for $4.7 million in total costs, as discussed above under “—Overview-Other Diversification Projects-Mohegan Golf LLC;” and a $6.1 million increase in capital expenditures due to the construction projects described below under “—Capital Expenditures-Capital Expenditures Incurred.” The decrease in cash used in financing activities for the nine months ended June 30, 2007 is attributable primarily to a $74.7 million increase in total net borrowings to facilitate the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs, partially offset by $6.8 million in debt issuance costs paid for the $1.0 billion bank credit facility, discussed below under “—External Sources of Liquidity-New Bank Credit Facility.”

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2007, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 5 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

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

Prior Bank Credit Facility. On March 9, 2007, we repaid the entire outstanding $55.0 million of indebtedness under our then existing $450.0 million bank credit facility and extinguished the facility.

New Bank Credit Facility. On March 9, 2007, we entered into a new bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The new bank credit facility replaces our prior bank credit facility. The total commitment on the new facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the new bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of June 30, 2007, the amount under letters of credit totaled $659,000, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the new bank credit facility, we had approximately $972.3 million of available borrowing under the new bank credit facility as of June 30, 2007 (without taking into account covenants under the line of credit described below).

The new bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the new bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the new bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW and WTG. The new bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the new bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The new bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate both the Mohegan Sun and Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our assets to non-guarantor subsidiaries, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of June 30, 2007, we and the Tribe were in compliance with all of our and their respective covenant requirements in the new bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the new bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2007, we had $27.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2007 were based on a one-month Eurodollar rate of 5.32% plus an Applicable Rate of 1.25%. The Applicable Rate for commitment fees was 0.20% as of June 30, 2007.

The initial advances under the new bank credit facility totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance our prior bank credit facility, to pay costs related to entering into the new bank credit facility and fund certain operating costs.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are our uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new bank credit facility. As of June 30, 2007, we had $19.7 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 5.32% plus an Applicable Margin of 0.90%. As of June 30, 2007, we were in compliance with all covenant requirements in the line of credit and had $5.3 million available for borrowing under the line of credit.

Letters of Credit. We maintain three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and overdue amounts for purses due to horsemen at Pocono Downs that may arise. The letters of credit expire on August 31, 2007, January 25, 2008 and November 17, 2007, respectively, subject to renewals. As of June 30, 2007, no amounts were drawn on the letters of credit.

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

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance owed to Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of June 30, 2007, Salishan-Mohegan had $8.5 million of available borrowings under the Salishan Credit Facility. As of June 30, 2007, Salishan-Mohegan had $16.5 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 5.32 % plus a spread of 2.25%. The rate for commitment fees was 0.50% as of June 30, 2007.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $96.6 million for the nine months ended June 30, 2007, compared to $85.8 million for the nine months ended June 30, 2006. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $58.8 million and $36.9 million for the nine months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007, these expenditures included $23.2 million in maintenance capital expenditures (refer to “—Expected Future Capital Expenditures” below), $19.4 million in costs related to the Project Horizon expansion and $16.2 million in property renovation expenditures. For the nine months ended June 30, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $37.8 million and $35.8 million for the nine months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007, these expenditures were comprised primarily of Pocono Downs construction expenditures of $36.2 million, including $468,000 in capitalized interest. For the nine months ended June 30, 2006, these expenditures were comprised primarily of construction costs for the renovation and expansion of the existing grandstand and infrastructure related improvements for the Phase I facility, including $912,000 in capitalized interest.

•

Capital expenditures for the Corporate division were minimal for the three months and nine months ended June 30, 2007. Capital expenditures for the Corporate division were $13.1 million for the nine months ended June 30, 2006 which represents the purchase of land, excluding prior deposits, intended to be used as the site for a casino to be owned by the Cowlitz Indian Tribe.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2007 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “—Overview-Mohegan Sun-Project Horizon,” are budgeted to be $75.0 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $45.0 million for the purchase of information system security technology, server replacements, surveillance technology improvements, slot machines and back up power improvements.

•

Property renovation expenditures are expected to be approximately $30.0 million for the addition of new gaming in floor space recaptured in the Casinos of the Earth and Sky as a result of the elimination of redemption booths; conversion of the lounge area adjacent to the Cabaret into a semi-private gaming area completed in February 2007; and for the renovation of all guest rooms in the Sky hotel completed in June 2007.

We anticipate that we will spend approximately $45.0 million in fiscal year 2007 on Project Horizon.

Capital expenditures for Mohegan Sun at Pocono Downs are anticipated to be approximately $68.0 million for the 2007 fiscal year, comprised primarily of the approximately $28.0 million of construction costs already incurred to complete the Phase I slot facility; $38.0 million to begin construction on Project Sunrise discussed above under “—Overview-Mohegan Sun at Pocono Downs;” and approximately $1.0 million for a small expansion of the current slot facility to add more slot machines and other amenities.

We anticipate the development of the Phase I facility at Mohegan Sun at Pocono Downs will cost approximately $72.0 million in total, excluding the $50.0 million one-time slot machine license fee, and we plan to spend approximately $180.0 million on the development of Project Sunrise at Mohegan Sun at Pocono Downs.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and for Project Sunrise at Pocono Downs through the new $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks.

Interest Expense

For the three months and nine months ended June 30, 2007 and 2006, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Prior bank credit facility	$—	$974	$2,755	$2,637
New bank credit facility	1,323	—	1,747	—
1999 8 1/8% senior notes	—	—	—	284
2005 6 1/8% senior notes	3,828	3,828	11,484	11,527
2001 8 3/8 % senior subordinated notes	342	342	1,027	1,027
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8% senior subordinated notes	5,259	5,259	15,778	15,778
2004 7 1/8% senior subordinated notes	4,008	4,008	12,024	11,979
2005 6 7/8% senior subordinated notes	2,578	2,578	7,734	7,763
WNBA note	69	82	231	248
Line of credit	162	172	524	415
Salishan Credit Facility	316	—	841	—
Amortization of net deferred gain on settlement of derivative instruments. .	114	114	342	330
Amortization of debt issuance costs	1,101	755	2,737	2,230
Capitalized interest	(260)	(448)	(660)	(912)

Total interest expense, net of capitalized interest	$23,840	$22,664	$71,564	$68,306

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $75.0 million for fiscal year 2007. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the Project Sunrise expansion are anticipated to be funded through the new bank credit facility (refer to “—Sources of Funding for Capital Expenditures” above). As of June 30, 2007, we had $972.3 million available for borrowing under our new bank credit facility (without taking into account covenants under the line of credit).

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

Contractual Obligations (in thousands)	Total	Payments due by period
		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,289,192	$19,747	$348,500	$18,345	$902,600
Interest payments on long-term debt (3)	464,908	32,891	174,328	129,750	127,939

Total	$1,754,100	$52,638	$522,828	$148,095	$1,030,539

(1)	Amounts represent payment obligations from July 1, 2007 to September 30, 2007.
(2)

Long-term debt includes maturities scheduled as of June 30, 2007 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the new bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of June 30, 2007, pursuant to respective debt agreements. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition to the contractual obligations described above, we have certain other contractual commitments as of June 30, 2007 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Payments due by period
	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum slot win contributions (2)	$80,000	$160,000	$160,000	$400,000
Relinquishment commitments (3)	78,901	158,977	159,859	273,175
Priority distributions (4)	16,829	35,387	37,826	106,364
Town of Montville commitment (5)	500	1,000	1,000	2,500
Host municipalities' local share assessment (6)	10,000	20,000	20,000	50,000

Total	$186,230	$375,364	$378,685	$832,039

(1)	Amounts represent payment commitments from October 1, 2006 to September 30, 2007.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Assuming the slot machine operations at Mohegan Sun produce future results similar to the fiscal year 2006 results, the minimum annual amount to be paid to the State of Connecticut would be $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.39%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting municipalities of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points, as more fully described above under “—Explanation of Key Financial Statement Captions—Promotional Allowances.” The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

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

Derivative Instruments

At times, we use derivative instruments, including interest rate caps, collars and swaps in our strategy to manage interest rate risk associated with the variable interest rate on our bank credit facility and the fixed interest rates on our senior notes and senior subordinated notes. Our objective in managing interest rate risk is to achieve the lowest possible cost of debt and manage volatility in the effective cost of debt. We continually monitor risk exposures from derivative instruments held and make the appropriate adjustments to manage these risks within management’s established limits. We account for our derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, which requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. In order to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component to interest expense in the period of change. We exclude the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly. We did not have any derivative instruments as of June 30, 2007.

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

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise, the Menominee Project development rights and the assets of Pautipaug Country Club Inc. are also assessed periodically for impairment pursuant to appropriate accounting standards.

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

As the successor owner of Downs Racing, we were involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. The captions for these appeal cases were: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a final settlement was reached in June 2007 between the various parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, our liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which is recorded in our income from operations for the nine months ended June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our new bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the new bank credit facility. As of June 30, 2007, we had $27.0 million drawn on the new bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the new bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings and the use of derivative instruments, including interest rate swaps, in accordance with established policies and procedures. We do not hold or issue financial instruments, including derivative instruments, for speculative or trading purposes. No derivative instruments were held as of June 30, 2007.

The following table provides information as of June 30, 2007 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of June 30, 2007.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$—	$330,000	$—	$16,345	$875,000	$1,221,345	$1,203,573
Average interest rate	—	—	6.4%	—	8.4%	7.0%	6.9%
Variable Rate	$19,746	$1,000	$17,500	$1,000	$1,000	$27,600	$67,846	$67,846
Average interest rate	6.2%	6.8%	7.2%	6.4%	6.7%	6.3%	6.5%

Item 4.	Controls and Procedures

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the successor owner of Downs Racing, we were involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. The captions for these appeal cases were: Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7793-C of 2001; Wilkes-Barre Area School District v. Millcreek Land, Inc. (n/k/a Mill Creek Land, L.P.), Luzerne County Docket #7767 of 2006; and Wilkes-Barre Area School District v. Pocono Downs, Inc. (n/k/a Downs Racing, L.P.), Luzerne County Docket #7668 of 2006. All three cases were consolidated and a final settlement was reached in June 2007 between the various parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, the Authority’s liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which is recorded in the Authority’s income from operations for the nine months ended June 30, 2007.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 13, 2007	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: August 13, 2007	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007(the “March 2007 10-Q”) and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q and incorporated by reference herein).

4.14	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.15	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.16	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.20	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the March 2007 10-Q and incorporated by reference herein).

4.21	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.22	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.24	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.25	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.26	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q and incorporated by reference herein).

4.27	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.28	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.30	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.31	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q and incorporated by reference herein).

4.32	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.33	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.34	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.35	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Form 10-K for the fiscal year ended September 30, 2006 and incorporated by reference herein).

4.36	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q and incorporated by reference herein).

4.37	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Amendment to the Land Lease, dated March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).