Form 10-K
period 2007-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2007-12-26
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☒    No  ☐

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

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the off-track wagering facilities;

•	our ability to develop an approximately 1.35 million square-foot expansion at Mohegan Sun, known as Project Horizon, which includes a new 922-room hotel, on time and within budget;

•	our ability to successfully integrate the new amenities from the expansion into Mohegan Sun’s current operations and manage the expanded resort;

•	our ability to develop a Phase II gaming facility at Mohegan Sun at Pocono Downs, known as Project Sunrise, on time and within budget;

•	our ability to implement successfully our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America;

•	our leverage and ability to meet our debt service obligations, including significant increases expected to finance Project Horizon and Project Sunrise;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•

the continued availability of financing, including obtaining modifications to the new bank credit facility to address the revisions to Project Horizon and the revised cost projection for Project Sunrise.

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

PART I

Item 1. Business

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2007, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,775 slot machines and 210 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill (formerly Uncas American Indian Grill), a 285-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine, “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

As of September 30, 2007, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,410 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 32 different retail shops, eight of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square-foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

We have undertaken a major expansion of Mohegan Sun, known as Project Horizon. Project Horizon consists of four major components (Sunrise Square, Property Infrastructure, Casino of the Wind and the Earth Expansion). The plans for Project Horizon currently include adding substantially more hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,000 units, complemented by approximately 380 table games (including poker tables) when the project is completed.

Groundbreaking occurred in November 2006 with the construction of Sunrise Square, a new Asian themed gaming area, which includes a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong” Street food outlet and 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker. The gaming component of Sunrise Square partially opened in July 2007, and the remainder of the new facility opened in August 2007. The estimated cost of this component totaled $17.0 million.

The Property Infrastructure component of the project is underway and includes a 1,700-space parking garage and additional surface parking lots, site development and road improvements on or adjacent to the property. The estimated cost of this component is $101.0 million.

We are also developing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 825 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open in the fall of 2008. The estimated cost of this component is $125.0 million.

Project Horizon also is planned to include the Earth Expansion, featuring the Earth hotel which is expected to include approximately 922 rooms, including approximately 261 House of Blues-themed hotel rooms and a House of Blues Foundation Room. The Earth Expansion is also planned to include new House of Blues-themed dining and entertainment amenities, including an approximately 19,400 square foot music hall. In addition, the Earth Expansion will include a special events facility, approximately 35,000 square feet of retail space, additional food and beverage facilities, including two fine-dining options, a burger restaurant, four bars, a pizzeria and a three-station food court. The Earth hotel and related facilities are expected to open in October 2010. The estimated cost of this component is $682.0 million.

Total costs for Project Horizon, inclusive of costs incurred to date for Sunrise Square and the Casino of the Wind, currently are estimated to be approximately $925.0 million. Remaining project costs are estimated to be incurred as follows: fiscal year 2008 $252.0 million, fiscal year 2009 $303.0 million, fiscal year 2010 $294.0 million and fiscal year 2011 $30.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. Mohegan Golf incurred total acquisition costs of $4.7 million for the golf course and other items acquired from PCC. The club was renamed Mohegan Sun Country Club at Pautipaug and opened for the season in June 2007.

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania, as well as several Pennsylvania OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley (Allentown), collectively known as the Pocono Downs entities. Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania. Another OTW in Erie, Pennsylvania was sold to a third party in July 2007 for consideration of $7.0 million in cash, pursuant to an agreement we assumed in connection with our purchase of the Pocono Downs entities (see Note 17 to our consolidated financial statements).

Downs Racing completed the 2007 harness racing season at Pocono Downs in November 2007 and will continue the harness racing activities when the 2008 racing season begins in the spring of 2008. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

On August 7, 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The first installment of $7.0 million was received in November 2007.

Downs Racing has secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation by November 2007; however, in November 2007, the Pennsylvania Gaming Control Board, or the PGCB, granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million, excluding the $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop. In June 2007, renovations were completed in the current food court to accommodate the installation of approximately 80 additional slot machine gaming positions. Approximately 40 of these new positions are comprised of video blackjack units approved by the PGCB.

Project Sunrise, the Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs, is being developed on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three fine dining restaurants, a 300-seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. Development of Project Sunrise is anticipated to cost approximately $208.0 million.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington and owned by the Cowlitz Indian Tribe, or the Cowlitz Project. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures—NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. In April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, one of which is Mohegan Ventures Wisconsin, LLC (a wholly owned subsidiary of the Authority formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

Other Projects

New York

In October 2007, through our wholly owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, we submitted a proposal to the State of New York, along with Capital Play, Inc., to manage the proposed Video Lottery Terminal, or VLT, facility at Aqueduct Racetrack in Jamaica, New York. If MTGA Gaming’s bid is selected, we would manage the proposed 4,500 VLT facility at Aqueduct Racetrack, expected to open in June 2009.

Kansas

In September 2007, MTGA Gaming, along with Olympia Gaming-KC, LLC, and RED Leg Sun, LLC, or RED, formed Leg Sun, LLC, a joint venture which was created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas. In accordance with the Kansas Expanded Lottery Act, which is subject to a pending constitutional challenge in Kansas state court, the project would be subject to various reviews, requirements and approvals by the Kansas Lottery Commission, which is considering several other bids for the right to develop a single resort casino in Wyandotte County. Three applicants, including Leg Sun, LLC, have received the conditional endorsement of the Unified Government of Wyandotte County/Kansas City, Kansas for their proposals.

The proposed $770.0 million Legends Sun complex would feature a wide array of attractions and amenities that include a casino with approximately 2,000 slot machines, 60 table games and 25 poker tables, a Robert Trent Jones II designed championship golf course, a luxury hotel with approximately 350 rooms, a convention and conference facility, approximately 200,000 square feet of high-end retail and approximately 200,000 square feet of residential development. If selected, we would also manage the casino and related operations and RED would manage the retail and residential components of the project.

Strategy

Our overall strategy is to profit from expanding demand in the gaming market in our market areas as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun, as discussed above. Mohegan Sun’s initial success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional patronage from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe the gaming market in these markets continues to be strong. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility. We believe our Project Horizon expansion will enable us to further strengthen our position in the northeastern gaming market by capitalizing on the increasing demand for gaming and non-gaming amenities and enhancing our premier destination resort to mitigate impacts from future competition.

With the opening of the slot machine facility at Mohegan Sun at Pocono Downs in November 2006, we have taken a significant step in our diversification efforts. After the completion of Project Sunrise, expected in the summer of 2008, we believe we will have another first class gaming and entertainment property that will enable us to profit from a new gaming market outside of Mohegan Sun.

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

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a spa, a theater, additional retail, entertainment and parking spaces and additional meeting, convention and reception facilities. In addition, the expansion is expected to include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in May of 2008. On December 8, 2006, the Mashantucket Pequot Tribe and MGM Mirage, Inc. announced that they had completed agreements that include the development of the new hotel and casino described above. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe but with marketing and other services available under license from MGM Mirage. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a clubhouse and subsequently opened eight golf villas and a golf academy. In November 2007, Foxwoods announced an additional investment of $55.0 million to add additional restaurants and shops to MGM Grand at Foxwoods.

In May 2005, the Interior Board of Indian Appeals, or IBIA overturned the federal recognition of the Historical Eastern Pequot Tribe and the Schaghticoke Tribe. Both tribes have since filed several appeals seeking to reverse the 2005 ruling, all of which have been unsuccessful. The Golden Hill Paugussett Tribe and the Hassanamisco Band of the Nipmuc Tribe have also been unsuccessful in their attempts to pursue gaming in Connecticut.

Rhode Island

Commercial casino gaming does not exist in Rhode Island, although the state’s two pari-mutuel facilities, Twin River and Newport Grand, together offer approximately 5,700 video lottery terminals or VLTs.

BLB Investors, LLC, or BLB, operates the Twin River complex (formerly known as Lincoln Park), with approximately 4,700 VLTs and themed bars, upscale restaurants, a 350-seat buffet and a 2,000-seat entertainment venue. Additional expansion, which is to include renovation of existing gaming space, is scheduled for completion in 2008.

In addition to approving the increase in VLTs at Twin River, the Rhode Island legislature approved the addition of 800 VLTs at Newport Grand. After several delays, in August 2007, the owners of Newport Grand broke ground on a $20.0 million project, which includes a 90-room hotel and is slated to increase the number of VLTs to over 2,100. The projected opening date is summer 2008.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims Settlement Act passed by Congress in 1983, the Narragansett Tribe is prohibited from opening a gaming facility under IGRA on its reservation. The Narragansett Tribe and an affiliate of Harrah’s Entertainment have pursued a license to operate a casino in West Warwick, Rhode Island on 86 acres of non-tribal land. On November 7, 2006, a proposed amendment to the state constitution to allow such a venture was rejected by approximately a two-to-one margin. The Narragansett Tribe has indicated in published reports that it will continue to pursue the development of a $50.0 million to $100.0 million casino on its tribal lands in Charlestown. On July 20, 2007, the U.S. Court of Appeals for the First Circuit ruled that the federal government could take an additional 31 acres of land in Charlestown into trust for the Narragansett Tribe. The tribe has stated the purpose of the land is for housing of elderly tribal members; however, published reports indicate that the Narragansett Tribe may attempt to use this land or future parcels for gaming.

There are several pending federal recognition petitions from other Rhode Island groups. It is not clear if, or when, federal recognition for these groups will be achieved.

New York

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and from racetracks in New York that operate, or are planning to operate, VLTs. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In addition to these three tribes, other Indian tribes have been pursuing potential casino projects, which if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, racetracks located in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York currently operate an aggregate of approximately 13,000 VLTs.

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino already in operation. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or Sullivan County in the Catskills region of New York. The Governor of New York reached tentative land claim settlements with various tribes and supported legislation for as many as five tribal casinos in the Catskills between 2001 and 2005. However, a 2005 U.S. Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions have dismissed certain of these land claims and stalled negotiations for casino projects in the Catskills, with the exception of the St. Regis Mohawk proposal for a casino in Monticello.

Summarized below is the status of current and potential gaming operations by federally recognized tribes in the State of New York:

•

Oneida Nation—The Oneida Nation of New York operates Turning Stone Casino Resort in Verona, New York, near Syracuse, approximately 270 miles from Mohegan Sun. Turning Stone Casino Resort currently has approximately 2,100 VLTs, 100 table games, 20 tables for live poker and 350 hotel rooms. Published reports indicate the Oneida Nation has also completed an approximately $308.0 million expansion effort at Turning Stone, which includes, among other things, the addition of approximately 400 hotel rooms and suites and 30,000 square feet of gaming space. Turning Stone currently draws customers primarily from the Syracuse market. After the Oneida Nation gaming compact with the State of New York was invalidated by New York state courts, in June 2007, the Oneida Nation announced that the Department of Interior determined that it would not review the legality of the tribe’s gaming compact with the State of New York. After the 2005 U.S. Supreme Court decision ruling that Oneida Nation-owned properties in the City of Sherrill were subject to local taxes and regulations, the Oneida Nation applied to place approximately 35,000 acres of land into trust, including the Turning Stone Casino Resort property. State and county tax actions have been rejected at the federal district court level, but those actions continue.

•

St. Regis Mohawk Tribe—In March 2006, Empire Resorts announced an agreement with the St. Regis Mohawk Tribe to develop a casino resort adjacent to the Monticello Raceway in Monticello, New York. Prior agreements (relating to an abandoned project) for municipal and county assistance and payments in lieu of taxes also have been extended to apply to the St. Regis Mohawk Tribe’s ownership of the approximately 29 acre site in Monticello. Plans for the project include 160,000 square feet of gaming space for 3,500 slot machines and 125 table games, with sufficient space to accommodate an additional 500 slot machines, and a variety of food and beverage offerings and entertainment venues.

In connection with the St. Regis Mohawk Tribe’s application to acquire the Monticello site, the tribe submitted an environmental assessment for the project, which received final approval by the Bureau of Indian Affairs, or BIA in December 2006. In February 2007, the Governor of New York and the St. Regis Mohawk Tribe executed a new tribal-state compact and revenue sharing agreement. The United States Department of the Interior must still approve the taking of the 29-acre planned casino site into trust. Also in February 2007, several New York farm and conservation groups filed suit against the Department of the Interior, challenging the approved environmental assessment. On November 1, 2007, the St. Regis Mohawk Tribe filed suit against the U.S. Secretary of the Interior seeking to compel the Secretary to take action on the pending land-into-trust application.

•

Seneca Nation—Under the compact between the Seneca Nation and the State of New York and the 2001 authorizing legislation, the Seneca Nation is permitted to operate three casinos in the western portion of the state, and, with the opening of a temporary casino in Buffalo in July 2007, the Seneca Nation now operates all three. The Seneca Nation opened its first casino in Niagara Falls in December 2002. In December 2005, the Seneca Nation opened its new $200.0 million hotel and casino in Niagara Falls. The hotel has 604 rooms, two restaurants, a bar and an event center. The casino provides 35,000 square feet of gaming space, which includes approximately 4,200 slot machines and approximately 100 table games. This casino offers full-scale gaming similar to that offered at Mohegan Sun; however, we do not draw a significant number of customers from the Niagara Falls market. A second, temporary facility opened on the Seneca Nation reservation in Salamanca, New York in May 2004. The permanent Seneca Allegany Casino & Hotel now has approximately 2,200 slot machines and 40 table games in approximately 68,000 square feet of gaming space, with approximately 220 hotel rooms. On July 3, 2007, the temporary casino in downtown Buffalo was opened, featuring 119 slot machines and a snack bar. The permanent “Seneca Buffalo Creek Casino” is scheduled to open in 2010 and is expected to contain 2,100 slot machines, 50 table games, dining and parking for approximately 2,500 vehicles. The Seneca Nation is also pursuing gaming development in Massachusetts in connection with the Aquinnah Wampanoag Tribe of Massachusetts (see “Massachusetts” below).

•

Cayuga Indian Nation of New York and Seneca-Cayuga Tribe of Oklahoma—The Cayuga Indian Nation currently has a pending land-into-trust application for 125 acres in Cayuga and Seneca counties in central New York. The Seneca-Cayuga Tribe also has a pending land-into-trust application for a 229 acre farm owned by the tribe in Aurelius, New York, in Cayuga County.

•

Shinnecock Tribe—The Shinnecock Tribe, which had previously announced intentions to construct an approximately 65,000 square-foot commercial casino gaming facility adjacent to land it owns on Long Island, New York, recently submitted a proposal to take over the Aqueduct Raceway in Queens, New York in conjunction with Gateway Casino Resorts. The Shinnecock Tribe is recognized by the State of New York, but its petition to receive federal recognition is still pending with the BIA. In November 2005, a federal district court in New York found that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized tribe and remanded the case for consideration of other issues, including the Shinnecock’s land claims. In January 2006, the BIA declared that it is not bound by that federal district court ruling. Accordingly, the Shinnecock Tribe is continuing its pursuit for federal recognition, which published reports indicate could take several years. On November 28, 2006, a New York federal district court rejected the Shinnecock Tribe’s claim to 3,600 acres in Long Island.

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

In March 2006, the New York racing oversight board approved a construction contract for a $182.0 million improvement to the Aqueduct race track facility, one of three tracks owned and operated by the New York Racing Authority, or NYRA, and the installation of 4,500 VLTs; however, that improvement has been delayed due to the NYRA’s Chapter 11 bankruptcy filing in November 2006. The thoroughbred racing contract between the NYRA and the State of New York expires on December 31, 2007. A State of New York panel is currently reviewing recommendations for new operators of the NYRA facilities, including Aqueduct, Belmont and Saratoga racetracks (refer to “—Overview-Other Diversification Projects-New York” above). No additional VLTs at the Saratoga thoroughbred racetrack are being considered due to the existence of VLTs at the Saratoga harness racetrack and VLTs at Belmont would require additional state legislation. In September 2007, Governor Spitzer recommended to the state legislature that NYRA retain its franchise racing rights at Aqueduct, Belmont and Saratoga but that VLT contracts be awarded separately. The Authority, in conjunction with Capital Play, is one of seven groups that has submitted a bid to operate at least 4,500 VLTs at Aqueduct Racetrack. The other bidders include Foxwoods Development Co., Delaware North and Gateway Casino Resorts, in conjunction with the Shinnecock Tribe.

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

Massachusetts

In October 2007, Governor Deval Patrick filed legislation calling for the award of licenses for three major gaming facilities to be built in the western, southeastern and metropolitan Boston areas of the state and conducted the first hearing on the subject on December 18, 2007. Various groups have expressed interest in constructing and operating these facilities, including the Authority. A partnership with a federally recognized, eligible Massachusetts tribe is identified as one of the criteria that will be used to assess proposals. The Speaker of the State House of Representatives has repeatedly stated that he is opposed to the plan and that it is not expected to pass the House, as currently crafted.

The Wampanoag Tribe of Gay Head (Aquinnah) of Massachusetts, located on the island of Martha’s Vineyard, is one of two federally recognized tribes in Massachusetts. The Aquinnah Wampanoag Tribe is subject to certain restrictions on gaming, including gaming on its existing reservation on Martha’s Vineyard, but has announced plans to consider gaming in Massachusetts. The tribe would have preference under the Governor’s state gaming proposal and has recently announced a partnership with the Seneca Nation of New York to pursue gaming in Massachusetts.

The Mashpee Wampanoag Tribe, which received federal recognition in February 2007, secured in April 2007 a group of financial backers to acquire a 125-acre tract of land in Middleboro, which is located in southeastern Massachusetts, as a potential site for a resort casino and the tribe’s initial reservation. The tribe’s financial backers also purchased an option to buy an additional 200 acres adjacent to the site. Reports indicate the tribe expects to work with the Governor to negotiate a tribal-state compact within the coming year. On July 28, 2007, voters in the town of Middleboro ratified a host community, intergovernmental agreement with the Mashpee Wampanoag Tribe to allow for the tribe’s planned $1.0 billion casino and 1,500-room hotel, in exchange for funding of infrastructure improvements and annual payments to the town. The Mashpee Wampanoag Tribe has also expressed interest in opening a Class II and/or Class III gaming facility under appropriate IGRA provisions.

A number of other petitions for federal recognition are pending in Massachusetts, but if these petitions are ultimately successful, we believe final recognition would, at the earliest, be several years away.

New Jersey

In the state of New Jersey, Mohegan Sun primarily competes for overnight customers with casinos located in Atlantic City. The Atlantic City gaming market currently consists of twelve casino properties, with a total of approximately 14,000 hotel rooms and 1.4 million square feet of gaming space, containing approximately 42,000 slot machines and 1,400 table games. These properties include the Borgata, a casino resort complex completed in the summer of 2003, the first new casino in Atlantic City in 13 years.

Several proposed developments and expansions of casino, hotel, retail and entertainment space have also commenced or been completed in Atlantic City. Some of these recent projects include:

•

In 2004, Boyd Gaming and MGM Mirage announced multiple expansions of the Borgata Hotel and Casino which previously featured a 40 story hotel with approximately 2,000 rooms and suites, a 135,000 square foot casino and over 4,000 slot machines, restaurants, retail shops, a spa and pool, and entertainment venues. The expansions will add an additional 500,000 square feet to the facility, including more gaming, retail and restaurant space, two additional nightclubs and a new hotel tower, containing approximately 200 luxury time-share condominiums and approximately 600 guest rooms, a new spa, two swimming pools and additional meeting room space. In June 2006, the first phase of the expansion project opened to the public, featuring three new signature restaurants, an upscale food court, 500 slot machines, 45 table games, an 85-table poker room and a new nightclub. The next phase of the expansion, including the new hotel tower described above, is scheduled to open in the third quarter of 2008.

•

MGM Mirage Inc. announced in October 2007 it will spend up to $5.0 billion to build a three tower 3,000 room casino resort, planned to open in 2012. The MGM Grand Atlantic City will be built on a 72-acre site next to the Borgata, which is MGM Mirage’s joint venture with Boyd Gaming Corp. The new resort would offer the largest casino floor in Atlantic City, with 5,000 slot machines, 200 table games and a poker room. Plans also call for a 1,500-seat theater, restaurants, nightclubs, a spa, 500,000 square feet of retail space and a convention center.

•

Harrah’s Entertainment Inc. has completed construction on The Pier at Caesars, a $145.0 million upscale retail, dining, and entertainment facility located on the Atlantic City Boardwalk, attached to the Caesars Atlantic City by skywalk. In July 2006, Morgan Stanley Gaming Cos. Holdings, a subsidiary of Morgan Stanley, purchased a 20 acre parcel located on the Atlantic City Boardwalk for $74.0 million. Morgan Stanley has hired Revel Entertainment Group to build a $2.0 billion casino resort on this parcel, which will be adjacent to the Showboat, owned by Harrah’s Entertainment. In September 2006, Wallace Barr, former Chief Executive Officer of Caesar’s Entertainment Inc., and Curtis Bashaw, former executive director of the New Jersey Casino Reinvestment Development Authority, entered into an agreement to purchase an 11-acre site on the southern edge of the Atlantic City Boardwalk for $85.0 million. Reports indicate Mr. Barr and Mr. Bashaw plan to develop a new casino on this site.

•

On November 11, 2006, Sands Atlantic City Hotel and Casino was closed in conjunction with the purchase by Pinnacle Entertainment Inc. of the company that owns the Sands, and the facility was imploded in October 2007. It is anticipated that the Sands will be replaced by a new mega-resort casino-hotel reportedly costing in excess of $1.5 billion, with construction beginning in mid-2008, scheduled to open in 2012.

In addition, the state legislature has considered adding slot machines or VLTs at the state racetracks.

There are no federally recognized Indian tribes in the state; however, at least one state tribe, the Unalachtigo Band of the Nanticoke Lenni Lenape Nation, is reportedly seeking federal recognition and possible casino gaming.

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

In November 2007, Maine voters rejected a proposal by the Passamaquoddy Tribe to build a racetrack, high stakes bingo parlor, hotel and casino with 1,500 slot machines on 700 acres in Calais, along the St. Croix River and border with New Brunswick, Canada.

New Hampshire

There are no casinos allowed in New Hampshire and no significant initiatives currently underway to legalize commercial casino gaming. Over the past several years, a number of legislative initiatives to expand legalized gambling activities in New Hampshire have been defeated. There are no federally recognized Indian tribes in the state and no petitions for recognition pending.

Vermont

There are no casinos allowed in Vermont and no significant legislative initiatives currently underway to allow commercial casino gaming. There are no federally recognized tribes in Vermont. On June 22, 2007, the BIA issued a final determination rejecting a petition for federal recognition from the St. Francis/Sokoki Band of Abenakis in Swanton. On October 10, 2007, the IBIA dismissed as untimely the tribe’s request for reconsideration of that final determination.

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

Slot machine licenses have been awarded to all owners of the six existing racetracks: Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs), Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), Presque Isle Downs in Summit Township, near Erie (approximately 325 miles from Pocono Downs) and two harness racetracks, the Meadows, located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), and Harrah’s Chester Casino and Racetrack, located in Chester (approximately 115 miles from Pocono Downs). In addition, it is expected that a slot machine license will be awarded to Centaur, Inc., which is currently building Valley View Downs in Lawrence County, near Pittsburgh.

The PGCB has awarded conditional Category Two slot machine licenses for five stand-alone slot facilities, two of which are located in Philadelphia and one of which is located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our Pocono Downs operations, are as follows:

•

Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. In October 2007, Mount Airy, LLC opened its $412.0 million Mount Airy Resort and Casino, which includes approximately 2,300 slot machines. In November 2007, the facility introduced a 188-room hotel and is expected to open Gypsies Lounge Nightclub in late 2007. Reports indicate that by the end of 2008, the facility will be expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking.

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

In addition to the other slot facilities in Pennsylvania, Pocono Downs faces competition from a VLT gaming facility at Monticello Raceway in Monticello, New York in the Catskills, which features a reported 1,500 VLTs, and any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also could face competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. On June 9, 2006, Tioga Downs opened its racetrack after renovations, and on July 4, 2006, the track opened its new gaming floor, which includes 750 video lottery terminals.

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

Although the Tribe is a sovereign entity, it has sought to work with, and to gain the support of, local communities in establishing Mohegan Sun. For example, the Tribe settled its claim to extensive tracts of land that had been guaranteed by various treaties in consideration for certain arrangements in the Mohegan Compact. As a result, local residents and businesses whose property values had been clouded by this dispute were able to gain clear title to their property. In addition, the Tribe has been sensitive to the concerns of the local community in developing Mohegan Sun. This philosophy of cooperation has enabled the Tribe to build a solid alliance among local, state and federal officials to achieve its goal of economic development through the success of Mohegan Sun and other projects.

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council are elected on a staggered term basis. Effective with the elections for the Council of Elders held in October 2004 and 2006, members of the Council of Elders serve four-year terms. The terms for four members of the Council of Elders will expire in October 2008 and the remaining three members will expire in October 2010. Likewise, effective with the elections for the Tribal Council members held in August 2005 and 2007, members of the Tribal Council also serve four-year terms. The terms for five members of the Tribal Council will expire in October 2009 and the remaining four members will expire in October 2011. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council also serve as members on our Management Board.

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

The Tribe may amend the provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Tribal Council and must be ratified by a vote of a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, the Tribe’s Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party would have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 57. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 77. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 56. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C. since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 67. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

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

Government Regulation

General

Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. In addition, our operations there, as well as our slot machine operations in Pennsylvania at Mohegan Sun at Pocono Downs, are subject to federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. Our operations at Mohegan Sun at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing and simulcasting as well as the slot machine gaming commenced there in 2006. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “—Risk Factors.”

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

In connection with some of our contractual arrangements, including our outstanding indebtedness, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. 1302 (or any successor statute).

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2007, we believe we were in material compliance with the tribal MICS.

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

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply and believes that such an action would likely be barred by applicable statutes of limitation. The Connecticut Attorney General has issued a formal opinion, which states that “existing [state] statutes provide the Governor with the authority to negotiate and execute the . . . [Mohegan] Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

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

We have obtained permission from the Harness Racing Commission to conduct live racing at Pocono Downs and to operate the several OTWs that we own. The Harness Racing Commission can refuse to grant permission to continue to operate existing facilities.

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

In May 1994, the Tribe and the State of Connecticut entered into a memorandum of understanding, or MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The slot win contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operations consented to by the Tribe and the Mashantucket Pequot Tribe.

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

Pocono Downs Purchase Agreement

On October 14, 2004, we entered into a purchase agreement with subsidiaries of Penn National Gaming, Inc., pursuant to which we acquired Pocono Downs, a standardbred harness racing facility located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown) for a purchase price of approximately $280.0 million. On August 7, 2006, we entered into an amendment of the purchase agreement with the seller, pursuant to which, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The first installment of $7.0 million was received on November 14, 2007.

Management and Development Agreements with Other Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, one of which is Mohegan Ventures Wisconsin, LLC (a wholly owned subsidiary of the Authority formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

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

Prior Bank Credit Facility

On March 9, 2007, we repaid the entire outstanding $55.0 million of indebtedness under our then existing $450.0 million bank credit facility and extinguished the facility.

New Bank Credit Facility

On March 9, 2007, we entered into a new bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The new bank credit facility replaces our prior bank credit facility. The total commitment on the new facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the new bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of September 30, 2007, the amount under letters of credit totaled $6.8 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of letters of credit, which reduce borrowing availability under the new bank credit facility, we had approximately $960.2 million of available borrowing under the new bank credit facility as of September 30, 2007, without taking into account covenants under the line of credit as described below.

The new bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the new bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the new bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The new bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the new bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The new bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate both the Mohegan Sun and Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our assets to our non-guarantor subsidiary, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2007, we and the Tribe were in compliance with all of our and their respective covenant requirements in the new bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the new bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2007, we had $33.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of: (1) a $24.0 million loan based on a one-month Eurodollar rate of 5.75% plus an Applicable Rate of 1.25% and (2) a $9.0 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 1.25%. The Applicable Rate for commitment fees was 0.20% as of September 30, 2007.

The initial advances under the new bank credit facility on March 9, 2007 totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance our prior bank credit facility, to pay costs related to entering into the new bank credit facility and fund certain operating costs.

2005 6 1/8% Senior Notes

On February 8, 2005, we issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations, which are effectively subordinated to all of the existing and future senior secured indebtedness, including the New Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of our payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes.

2001 8 3/8% Senior Subordinated Notes

In July 2001, we issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2007.

2002 8% Senior Subordinated Notes

In February 2002, we issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002

Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes.

2003 6 3/8% Senior Subordinated Notes

In July 2003, we issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes.

2004 7 1/8% Senior Subordinated Notes

In August 2004, we issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, we issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2007, both we and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from us) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2007, $4.0 million was outstanding on the WNBA Note.

Line of Credit

We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new bank credit facility. As of September 30, 2007, we had $16.6 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 5.14% plus an Applicable Margin of 0.90%. As of September 30, 2007 we were in compliance with all covenant requirements in the line of credit and had $8.4 million available for borrowing under the line of credit.

Mortgage Payable

Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bears interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date. In March 2006, Salishan-Mohegan received an extension on the maturity date from March 28, 2006 to March 28, 2007. Refer to “Salishan-Mohegan Bank Credit Facility” below for the payment of this mortgage. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Tribe.

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

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable discussed above under “Mortgage Payable.” As of September 30, 2007, Salishan-Mohegan had $7.7 million of available borrowings under the Salishan Credit Facility. As of September 30, 2007, Salishan-Mohegan had $17.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of: (1) a $15.5 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 2.25% and (2) $1.8 million in loans based on a one-month Eurodollar rate of 5.80% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2007.

Letters of Credit

As of September 30, 2007, we maintained four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, overdue amounts for purses due to horsemen at Pocono Downs that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire(d) on August 31, 2008, January 25, 2008, November 17, 2007 and September 5, 2008, respectively, subject to renewals. As of September 30, 2007, no amounts were drawn on the letters of credit.

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

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2007, 2006 and 2005, any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of September 30, 2007, Downs Racing has an estimated remaining obligation of approximately $197,000 for completion of the remediation plan.

Employees and Labor Relations

As of September 30, 2007, Mohegan Sun employed approximately 8,700 full-time employees, and 1,700 seasonal and part-time employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2007, Pocono Downs employed approximately 830 full time employees. Certain of our Pocono Downs employees are represented under collective bargaining agreements between Downs Racing, the International Union of Operating Engineers Local Union 542C (“Local Union 542C”) and Teamsters Local No. 401 (“Local No. 401”). The agreement with Local Union 542C expires on March 31, 2010 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2012 and relates to truck drivers and maintenance employees.

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

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2007, we had outstanding debt totaling $1.29 billion. In addition, as of September 30, 2007, we had borrowing capacity under the new bank credit facility and line of credit of up to $960.2 million in total, of which no amounts were drawn.

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

An entity’s ability to enforce their rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming.

Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming, each have sovereign immunity and may not be sued without our and their respective consents, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, the Pocono Downs entities, WTG and MTGA Gaming, to the extent applicable, each have granted a limited waiver of sovereign immunity and consent to suit in connection with some of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, an entity could be precluded from judicially enforcing their rights and remedies. With limited exceptions, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, the Pocono Downs entities, WTG and MTGA Gaming have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an entity may not have any remedy against us, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, the Pocono Downs entities, WTG or MTGA Gaming for violations of federal securities laws.

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

The Tribe’s Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by a supermajority of the Tribe’s registered voters to impair the obligation of such contracts.

Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.

Any rights as a creditor in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of our other subsidiary that is not a guarantor, the Tribe or its other affiliates.

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

Restrictions in the new bank credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.

The new bank credit facility and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

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

The new bank credit facility also requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined in the new bank credit facility. If these ratios are not maintained or are exceeded, as applicable, it may be impossible for us to borrow additional funds to meet our obligations.

In addition, the new bank credit facility requires a periodic test which ensures that we have sufficient liquidity under the new bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures.

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

Our success depends in large part on the continued service of key management personnel, particularly Mitchell Grossinger Etess, Chief Executive Officer of the Authority and Chief Executive Officer and President of Mohegan Sun, Jeffrey E. Hartmann, Chief Operating Officer of the Authority and Executive Vice President and Chief Operating Officer of Mohegan Sun, Leo M. Chupaska, Chief Financial Officer of the Authority, and Robert J. Soper, President and Chief Executive Officer of the Pocono Downs entities. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel, excluding Mr. Soper, currently are retained pursuant to five-year employment agreements for Mr. Etess and Mr. Hartmann, which expire on December 31, 2011, and a three-year employment agreement for Mr. Chupaska, which expires on December 31, 2008. Each of these agreements includes a provision for automatic renewal for an additional term of five years. Mr. Soper and the Management Board are currently in the process of finalizing the terms of a new employment agreement.

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

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several environmental conditions at the Mohegan Sun at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of September 30, 2007, Downs Racing has an estimated remaining obligation of approximately $197,000 for completion of the remediation plan.

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

The following summarizes the material risks we face as a result of existing and potential competition that may affect our results of operations at Mohegan Sun. A more extensive discussion of the competitive landscape affecting Mohegan Sun can be found under “Market and Competition from Other Gaming Operations.” In addition, our harness racing and slot machine operations at Pocono Downs are subject to competition in Pennsylvania and southeastern New York, as described below under “—Risks Related to Our Pocono Downs Operations”

We face intense competition in our target market from Foxwoods Resort Casino.

The existing gaming industry in our market areas is highly competitive. Mohegan Sun primarily competes with Foxwoods, operated by the Mashantucket Pequot Tribe. Foxwoods is approximately ten miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for approximately fifteen years and may have greater financial resources and operating experience than us.

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a spa, a theater, additional retail, entertainment and parking spaces and additional meeting, convention and reception facilities. In addition, the expansion is expected to include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in May of 2008. On December 8, 2006, the Mashantucket Pequot Tribe and MGM Mirage, Inc. announced that they had completed agreements that include the development of the new hotel and casino described above. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe but with marketing and other services available under license from MGM Mirage. In May 2005, the Mashantucket Pequot Tribe completed the construction of two golf courses and a clubhouse and subsequently opened eight golf villas and a golf academy. In November 2007, Foxwoods announced an additional investment of $55.0 million to add additional restaurants and shops to MGM Grand at Foxwoods.

In addition to Foxwoods, we also face competition from existing casino and other gaming operations elsewhere in our market areas.

Since the completion of Project Sunburst in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun also now competes directly for customers with resort casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. Moreover, public announcements, including those by Boyd Gaming, Pinnacle Entertainment and MGM, indicate that several Atlantic City properties are undergoing renovation and expansion, which could make them more attractive destinations and divert potential customers from Mohegan Sun.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and from racetracks and other facilities in New York and Rhode Island that operate video gaming machines. New York has six federally recognized tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. The St. Regis Mohawk Tribe has a pending land-into-trust application with the Bureau of Indian Affairs, which, if approved, would allow for the conversion of approximately 29 acres at the Monticello Raceway in Monticello, New York into a tribal-owned casino. In addition to these three tribes, other Indian tribes have announced potential casino projects, which, if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, eight thoroughbred and harness racetracks located in various parts of the state of New York, including Yonkers Raceway in Yonkers, currently operate an aggregate of approximately 13,000 video gaming machines, with additional facilities under consideration for Aqueduct Raceway in Queens and Belmont Park in Nassau County. Two facilities located in Rhode Island operate an aggregate of approximately 5,700 video gaming machines.

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

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA five percent of the revenues (as defined in the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2007, we paid $77.4 million in relinquishment payments.

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

Failure to complete Project Horizon’s planned construction within its budget and on time with minimal disruption to existing operations could adversely affect the financial condition of the Authority.

The anticipated construction costs and completion dates for Project Horizon are based on budgets, design documents and schedule estimates prepared by the Authority with the assistance of architects, contractors and consultants. Construction projects such as Project Horizon are inherently subject to significant development and construction risks, which could cause unanticipated cost increases. These include the following:

•	escalation of construction costs above anticipated amounts;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters;

•	labor disputes; and

•	geological, construction, demolition, excavation and/or equipment problems.

Furthermore, although construction activities related to Project Horizon have been planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt Mohegan Sun’s current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction of Project Horizon will not have a material adverse effect on the Authority’s results of operations.

The risks associated with operating an expanded facility and managing its growth could have a material adverse effect on Mohegan Sun’s future performance.

Mohegan Sun, when Project Horizon is completed, will have a larger amount of gaming space, more entertainment venues and retail space, as well as a new hotel. There can be no assurance that the Authority will be successful in integrating the new amenities into Mohegan Sun’s current operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on the Authority’s results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

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

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe, MBC, Mohegan Ventures-NW, the Pocono Downs entities, WTG and MTGA Gaming are not subject to federal income taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

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

Risks Related to Our Pocono Downs Operations

If we are not able to develop Project Sunrise at Pocono Downs on time or on budget, we may not be able to achieve necessary returns from the Pocono Downs acquisition.

We anticipate total costs to develop Project Sunrise at Pocono Downs of approximately $208.0 million. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. Failure to complete

Project Sunrise within budget or on schedule could prevent us from achieving necessary returns from the Pocono Downs acquisition and, accordingly, may have a material adverse effect on our financial condition, results of operations or liquidity.

The adoption of modifications relating to the Pennsylvania Gaming Act could result in changes to the rules and regulations under which gaming is conducted in the Commonwealth, which in turn could negatively impact our operations and expected profitability.

It has been reported that there may be attempts to amend the Pennsylvania Gaming Act in future legislative sessions. As with any gaming operation, changes in applicable laws or regulations could limit or materially affect the types of gaming we may conduct or the services we may provide, at Pocono Downs. In addition, several legal challenges have been filed in both state and federal court challenging various provisions of the Pennsylvania Gaming Act. If any legislation or legal challenges were to succeed, our ability to develop Project Sunrise and continue to operate a gaming site at Pocono Downs could be adversely affected.

Construction difficulties may delay our projected opening of Project Sunrise and could prevent us from achieving our operating projections.

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

Slot machine licenses have been awarded to all owners of the six existing racetracks: Philadelphia Park located in Bensalem (approximately 115 miles southeast of Pocono Downs), Penn National Race Course in Grantville (located approximately 85 miles southwest of Pocono Downs), Presque Isle Downs in Summit

Township, near Erie (approximately 325 miles from Pocono Downs) and two harness racetracks, the Meadows, located in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), and Harrah’s Chester Casino and Racetrack, located in Chester (approximately 115 miles from Pocono Downs). In addition, it is expected that a slot machine license will be awarded to Centaur, Inc., which is currently building Valley View Downs in Lawrence County, near Pittsburgh.

The PGCB has awarded conditional Category Two slot machine licenses for five stand-alone slot facilities, two of which are located in Philadelphia and one of which is located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our Pocono Downs operations, are as follows:

•

Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. In October 2007, Mount Airy, LLC opened its $412.0 million Mount Airy Resort and Casino, which includes approximately 2,300 slot machines. In November 2007, the facility introduced a 188-room hotel and is expected to open Gypsies Lounge Nightclub in late 2007. Reports indicate that by the end of 2008, the facility will be expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking.

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

In addition to the other slot facilities in Pennsylvania, Pocono Downs faces competition from a VLT gaming facility at Monticello Raceway in Monticello, New York in the Catskills, which features a reported 1,500 VLTs, and any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also could face competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs. On June 9, 2006, Tioga Downs opened its racetrack after renovations, and on July 4, 2006, the track opened its new gaming floor, which includes 750 video lottery terminals.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Mohegan Sun is located on 185 acres of the Tribe’s approximately 507-acre reservation just outside of Uncasville, Connecticut, approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A. The land located in southeastern Connecticut upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Route 2A, giving patrons direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. By highway, Mohegan Sun is approximately 125 miles from New York City, New York, 100 miles from Boston, Massachusetts, 45 miles from Hartford, Connecticut and 50 miles from Providence, Rhode Island.

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

In connection with the purchase of the Pocono Downs entities, we acquired Pocono Downs, a harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania. The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Mohegan Sun at Pocono Downs, the first slot machine facility in the Commonwealth of Pennsylvania, was opened at the Pocono Downs racetrack in November 2006. In addition, we also acquired the OTW facilities located in Carbondale, Erie (which was subsequently sold to a third party in July 2007), and Lehigh Valley (Allentown), and we lease the East Stroudsburg and Hazleton facilities. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Salishan-Mohegan owns land in Clark County, Washington for the purposes of developing a casino to be owned by the Cowlitz Indian Tribe. Mohegan Ventures-NW, one of three members in Salishan-Mohegan, is our wholly-owned subsidiary. The Mohegan Tribe is also a member of Salishan-Mohegan. The land shall be transferred to the Cowlitz Tribe or the United States upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being accepted to be taken into trust by the United States Department of the Interior.

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., which included a golf course located in Sprague and Franklin, Connecticut. The club was renamed Mohegan Sun Country Club at Pautipaug and opened for the season in June 2007.

Item 3. Legal Proceedings

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

As the successor owner of Downs Racing, we were involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. A final settlement of the dispute was reached in June 2007 between the various parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, our liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which is recorded in our income from operations for the fiscal year ended September 30, 2007. We will continue to make agreed upon payments with the Wilkes-Barre Area School District for each tax year through 2015. The total amount of these payments is $18.2 million.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not issued or sold any equity securities.

Item 6. Selected Financial Data

The selected financial data shown below for the fiscal years ended September 30, 2007, 2006 and 2005 and as of September 30, 2007 and 2006, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended September 30, 2004 and 2003 and as of September 30, 2005, 2004 and 2003 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K. Amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2007	2006		2005	2004		2003
Operating Results:
Gross revenues	$1,751,912	$1,547,971		$1,454,066	$1,367,933		$1,280,440
Promotional allowances	(131,846)	(124,917)		(125,148)	(111,007)		(102,952)

Net revenues	$1,620,066	$1,423,054		$1,328,918	$1,256,926		$1,177,488

Income from operations (1)	$292,568	$249,232		$139,136	$246,617		$241,333
Total other expense (2)	(120,670)	(94,882)	(3)	(116,211)	(143,748)	(4)	(145,648)	(5)

Income from continuing operations before minority interests	171,898	154,350		22,925	102,869		95,685
Minority interests	648	420		514	18		—

Income from continuing operations	172,546	154,770		23,439	102,887		95,685
Total income from discontinued operations (6)	21	147		228	—		—

Net income	$172,567	$154,917		$23,667	$102,887		$95,685

Other Data:
Interest expense, net of capitalized interest	$94,363	$90,928		$88,011	$78,970		$83,492
Capital expenditures	$162,195	$101,920		$50,991	$30,680		$30,277
Net cash flows provided by operating activities	$286,089	$250,877		$247,075	$214,805		$195,484

Balance Sheet Data:
Total assets	$2,079,977	$1,914,357		$1,856,868	$1,579,705		$1,658,511
Long-term debt and capital lease obligations	$1,276,109	$1,225,804		$1,226,348	$1,003,051		$1,101,649

(1)	Total operating costs and expenses included in income from operations includes non-cash relinquishment liability reassessment charges of $3.0 million, $39.4 million, $123.6 million and $3.9 million for the 2007, 2006, 2005 and 2004 fiscal years, and a non-cash relinquishment liability reassessment credit of $22.7 million for the 2003 fiscal year. A discussion of this charge and our accounting for the relinquishment liability may be found under Notes 2 and 14 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.

(2)	For the fiscal years ended September 30, 2007, 2006, 2005, 2004, and 2003, total other expense includes $29.8 million, $30.7 million, $27.5 million, $29.9 million and $33.6 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found under Notes 2 and 14 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(3)	Includes a non-cash gain of $24.5 million from a settlement on the Pocono Downs purchase agreement in August 2006. A discussion of this transaction may be found under Note 13 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.
(4)	Includes a loss on extinguishment of debt of $34.1 million. The loss is comprised of a tender premium of $31.0 million, a write-off of unamortized debt issuance costs of $3.5 million and other transaction costs of approximately $1.1 million, offset by a net gain of $1.5 million from the recognition of the remaining net deferred gain on the sale of related derivative instruments.
(5)	Includes a loss on extinguishment of debt of $27.4 million. The loss is comprised of a tender premium of $22.8 million, a write-off of unamortized debt issuance costs of $4.4 million and other transaction costs of approximately $200,000.
(6)	A discussion of our accounting for discontinued operations may be found under Note 17 to our audited consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this Annual Report on Form 10-K and “Item 6. Selected Financial Data” and “Part I. Item 1. Business.”

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own Mohegan Sun at Pocono Downs, or Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania, of which one referred to in Note 17 to our consolidated financial statements has been sold to a third party. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2007, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,775 slot machines and 210 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 285-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine, “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

As of September 30, 2007, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,410 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, a lounge and a pub, all operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	the Shops at Mohegan Sun containing 32 different retail shops, eight of which we own;

•	an approximately 1,200-room luxury hotel with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square-foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

We have undertaken a major expansion of Mohegan Sun, known as Project Horizon. Project Horizon consists of four major components (Sunrise Square, Property Infrastructure, Casino of the Wind and the Earth Expansion). The plans for Project Horizon currently include adding substantially more hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,000 units, complemented by approximately 380 table games (including poker tables) when the project is completed.

Groundbreaking occurred in November 2006 with the construction of Sunrise Square, a new Asian themed gaming area, which includes a new 5,000-square-foot bus lobby, a 4,000-square-foot “Hong Kong” Street food outlet and 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker. The gaming component of Sunrise Square partially opened in July 2007, and the remainder of the new facility opened in August 2007. The estimated cost of this component totaled $17.0 million.

The Property Infrastructure component of the project is underway and includes a 1,700-space parking garage and additional surface parking lots, site development and road improvements on or adjacent to the property. The estimated cost of this component is $101.0 million.

We are also developing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 825 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open in the fall of 2008. The estimated cost of this component is $125.0 million.

Project Horizon also is planned to include the Earth Expansion, featuring the Earth hotel which is expected to include approximately 922 rooms, including approximately 261 House of Blues-themed hotel rooms and a House of Blues Foundation Room. The Earth Expansion is also planned to include new House of Blues-themed dining and entertainment amenities, including an approximately 19,400 square foot music hall. In addition, the Earth Expansion will include a special events facility, approximately 35,000 square feet of retail space, additional food and beverage facilities, including two fine-dining options, a burger restaurant, four bars, a pizzeria and a three-station food court. The Earth hotel and related facilities are expected to open in October 2010. The estimated cost of this component is $682.0 million.

Total costs for Project Horizon, inclusive of costs incurred to date for Sunrise Square and the Casino of the Wind, currently are estimated to be approximately $925.0 million. Remaining project costs are estimated to be incurred as follows: fiscal year 2008 $252.0 million, fiscal year 2009 $303.0 million, fiscal year 2010 $294.0 million and fiscal year 2011 $30.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in

Sprague and Franklin, Connecticut. Mohegan Golf incurred total acquisition costs of $4.7 million for the golf course and other items acquired from PCC. The club was renamed Mohegan Sun Country Club at Pautipaug and opened for the season in June 2007.

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania, as well as several Pennsylvania OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania. Another OTW in Erie, Pennsylvania was sold to a third party in July 2007 for consideration of $7.0 million in cash, pursuant to an agreement we assumed in connection with our purchase of the Pocono Downs entities.

Downs Racing completed the 2007 harness racing season at Pocono Downs in November 2007 and will continue the harness racing activities when the 2008 racing season begins in the spring of 2008. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

On August 7, 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The first installment of $7.0 million was received in November 2007.

Downs Racing has secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation by November 2007; however, in November 2007, the PGCB, granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million, excluding the $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop. In June 2007, renovations were completed in the current food court to accommodate the installation of approximately 80 additional slot machine gaming positions. Approximately 40 of these new positions are comprised of video blackjack units approved by the PGCB.

A Phase II gaming and entertainment facility, “Project Sunrise,” at Mohegan Sun at Pocono Downs is being developed on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three fine dining restaurants, a 300-seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. Development of Project Sunrise is anticipated to cost approximately $208.0 million.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington and owned by the Cowlitz Tribe, or the Cowlitz Project. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, one of which is Mohegan Ventures Wisconsin, LLC (a wholly owned subsidiary of the Authority formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

Other Projects

New York

In October 2007, through our wholly owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, we submitted a proposal to the State of New York, along with Capital Play, Inc., to manage the proposed Video Lottery Terminal, or VLT, facility at Aqueduct Racetrack in Jamaica, New York. If MTGA Gaming’s bid is selected, we would manage the proposed 4,500 VLT facility at Aqueduct Racetrack, expected to open in June 2009.

Kansas

In September 2007, MTGA Gaming, along with Olympia Gaming-KC, LLC, and RED Leg Sun, LLC, or RED, formed Leg Sun, LLC, a joint venture which was created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas. In accordance with the Kansas Expanded Lottery Act, which is subject to a pending constitutional challenge in Kansas state court, the project would be subject to various reviews, requirements and approvals by the Kansas Lottery Commission, which is considering several other bids for the right to develop a single resort casino in Wyandotte County.

The proposed $770.0 million Legends Sun complex would feature a wide array of attractions and amenities that include a casino with approximately 2,000 slot machines, 60 table games and 25 poker tables, a Robert Trent Jones II designed championship golf course, a luxury hotel with approximately 350 rooms, a convention and conference facility, approximately 200,000 square feet of high-end retail and approximately 200,000 square feet of residential development. If selected, we would manage the casino and related operations and RED would manage the retail and residential components of the project.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•

gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook operations (including pari-mutuel wagering revenues from our racebook at Mohegan Sun and our Pennsylvania OTW facilities);

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from retail shops we manage and the Mohegan Sun Arena.

Our largest component of revenues is gaming revenues, which is recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from our slot machines and table games at Mohegan Sun, as well as our slot machines at Mohegan Sun at Pocono Downs. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) winnings paid out and (2) slot tickets issued. Pursuant to the Mohegan Compact and requirements of our Pennsylvania Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post this information on our website at www.mtga.com.

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

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Mohegan Sun at Pocono Downs, as applicable. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities or at Mohegan Sun at Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

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

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third party tenant restaurants and the Shops at Mohegan Sun.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes income from discontinued operations, loss on sale of discontinued operations, minority interests, accretion of discount to the relinquishment liability, relinquishment liability reassessment, interest income, interest expense and other non-operating income and expense.

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Note 14 to our consolidated financial statements for a further discussion of how we account for the relinquishment liability.

Results of Operation

Summary Operating Results

As of September 30, 2007, we own and operate the Mohegan Sun and Mohegan Sun Country Club properties in Connecticut and, through the Pocono Downs entities, operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several OTW facilities located elsewhere in Pennsylvania (one of which has been sold to a third party as described in Note 17 to our consolidated financial statements and is not reported in the below segment information related to Pocono Downs). All of our revenues are derived from these operations. Our executive officers review and assess the performance of the operating results and determine the proper allocation of resources to the Mohegan Sun entities in Connecticut, which include the Connecticut Sun WNBA franchise, and the Pocono Downs entities in Pennsylvania on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as “Pocono Downs,” comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 18 to the consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007 (1)	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Net revenues:
Mohegan Sun	$1,430,560	$1,392,958	$1,305,686	$37,602	$87,272	2.7%	6.7%
Pocono Downs	189,506	30,096	23,232	159,410	6,864	529.7%	29.5%

Total	$1,620,066	$1,423,054	$1,328,918	$197,012	$94,136	13.8%	7.1%
Income (loss) from operations:
Mohegan Sun	$287,017	$267,415	$150,914	$19,602	$116,501	7.3%	77.2%
Pocono Downs	16,137	(7,547)	(295)	23,684	(7,252)	-313.8%	2458%
Corporate expenses	(10,586)	(10,636)	(11,483)	50	847	-0.5%	-7.4%

Total	$292,568	$249,232	$139,136	$43,336	$110,096	17.4%	79.1%
Net income	$172,567	$154,917	$23,667	$17,650	$131,250	11.4%	554.6%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

The important factors and trends that most contributed to our financial performance for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows:

•	the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs in November 2006, which generated gross slot revenues of $157.2 million for the fiscal year ended September 30, 2007;

•

the strengthening of the Mohegan Sun brand awareness in the Northeast gaming market, which is reflected above in the Mohegan Sun net revenue growth rates for the fiscal years ended September 30, 2007, 2006 and 2005;

•

a successful table games marketing program targeting high limit players at Mohegan Sun, which is partially attributable to the strong results of the private table games suite that was opened in the Sky hotel in June 2006 and the semi-private gaming area that was opened in the Cabaret lounge in February 2007;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•

increased competition in the Northeast gaming market from newly opened VLT facility at Yonkers Raceway in Yonkers, New York and the recently expanded Twin River facility in Lincoln, Rhode Island, which contributed to the decrease in the growth rate of gross slot revenues at Mohegan Sun for the fiscal year ended September 30, 2007;

•	a slow down in the regional economy which contributed to the decrease in the growth rate of gross slot revenues at Mohegan Sun for the fiscal year ended September 30, 2007;

•	the continued utilization of technologies to improve the productivity and efficiencies of our Mohegan Sun labor force; and

•

the optimization of hotel occupancy through offers of promotional room rates to Player’s Club members, which we believe led to higher gaming and non-gaming revenues that more than offset the decline in hotel revenues.

The other non-recurring factors that affected our financial performance for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows:

•	a $3.5 million charge recorded in the fiscal year ended September 30, 2007 in connection with a settlement of litigation related to the assessment of property taxes at the Pocono Downs facility;

•	the non-cash relinquishment liability reassessment charges of $3.0 million, $39.4 million and $123.6 million for the fiscal years 2007, 2006 and 2005, respectively; and

•

the non-cash non-operating gain of $24.5 million from a settlement on the Pocono Downs purchase agreement discussed above under “Overview-Mohegan Sun at Pocono Downs,” which resulted in a significant non-recurring increase in net income for the 2006 fiscal year.

Net revenues for the fiscal year ended September 30, 2007 increased compared to the prior fiscal year primarily as a result of the addition of slot revenues at Mohegan Sun at Pocono Downs from the opening of the Phase I slot facility on November 14, 2006, as well as a the increase in gaming revenues at Mohegan Sun discussed below.

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

Income from operations for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased as a result of the growth in net revenues, offset by an increase in operating costs and expenses of 13.1%. Our operating margin, or income from operations as a percentage of net revenues, for the fiscal year ended September 30, 2007 increased to 18.1% from 17.5% for the prior fiscal year, primarily due to the decrease in the non-cash relinquishment liability reassessment charge, which was $3.0 million for the fiscal year ended September 30, 2007 compared to $39.4 million for the fiscal year ended September 30, 2006. The decrease in reassessment charge was partially offset by the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. Margins were also reduced by the $3.5 million charge recorded in connection with the litigation settlement discussed above and an increase in promotional programs at Mohegan Sun to offset the impact of the new slot product being added to the Northeast market also as discussed above.

Income from operations for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased as a result of the growth in net revenues and a significant decrease in the non-cash relinquishment liability reassessment charge, as more fully described below under “Mohegan Sun-Operating Costs and Expenses.” Our operating margin for the fiscal year ended September 30, 2006 increased to 17.5% from 10.5% for the fiscal year ended September 30, 2005. This increase was primarily due to the decrease in the non-cash relinquishment liability reassessment charge, greater employee productivity and successful cost reduction programs at Mohegan Sun, which enabled Mohegan Sun to have a 19.2% operating margin for the fiscal year ended September 30, 2006 compared to 11.6% for the fiscal year ended September 30, 2005.

Net income for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the decrease in the non-cash relinquishment liability reassessment charge and the improved operating results at Mohegan Sun at Pocono Downs due to the opening of the slot facility in November 2006, partially offset by a substantial decrease in other non-operating income from fiscal year 2006, which included the $24.5 million non-recurring gain recorded in connection with the price adjustment related to the acquisition of Pocono Downs as discussed above.

Net income for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased primarily due to the increase in income from operations at Mohegan Sun and the $24.5 million gain recorded in connection with the price adjustment related to the acquisition of Pocono Downs.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Gaming	$1,286,915	$1,253,028	$1,179,337	$33,887	$73,691	2.7%	6.2%
Food and beverage	94,905	93,713	90,264	1,192	3,449	1.3%	3.8%
Hotel	47,333	50,818	50,058	(3,485)	760	-6.9%	1.5%
Retail, entertainment and other	129,658	120,316	111,175	9,342	9,141	7.8%	8.2%

Total	$1,558,811	$1,517,875	$1,430,834	$40,936	$87,041	2.7%	6.1%

The table below summarizes the percentage of gross revenues from each of the four revenue sources at Mohegan Sun:

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Gaming	82.6%	82.6%	82.4%
Food and beverage	6.1%	6.2%	6.3%
Hotel	3.0%	3.3%	3.5%
Retail, entertainment and other	8.3%	7.9%	7.8%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues at Mohegan Sun (in millions, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Slot handle	$10,601	$10,540	$10,182	$61	$358	0.6%	3.5%
Gross slot revenues	$922	$905	$861	$17	$44	1.9%	5.1%
Net slot revenues	$889	$876	$834	$13	$42	1.5%	5.0%
Weighted average number of slot machines (in units)	6,060	6,201	6,233	(141)	(32)	-2.3%	-0.5%
Gross slot hold percentage	8.7%	8.6%	8.5%	0.1%	0.1%	1.2%	1.2%
Gross slot win per unit per day (in dollars)	$417	$400	$379	$17	$21	4.3%	5.5%
Table games drop	$2,482	$2,305	$2,086	$177	$219	7.7%	10.5%
Table games revenues	$386	$366	$334	$20	$32	5.5%	9.6%
Weighted average number of table games (in units)	302	300	294	2	6	0.7%	2.0%
Table games hold percentage (1)	15.6%	15.9%	16.0%	-0.3%	-0.1%	-1.9%	-0.6%
Table games revenue per unit per day (in dollars)	$3,511	$3,341	$3,114	$170	$227	5.1%	7.3%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to continued growth in table games and slot revenues. The increase in table games revenues for the fiscal year ended September 30, 2007 was principally attributable to the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs, including our continued focus on high end table play with the introduction of new private and semi-private gaming space as discussed above under “Summary Operating Results.” The increase in table games revenues was also due to the continued success of our Asian marketing program, including our opening of Sunrise Square in August 2007. Gross slot revenues growth rate decreased to 1.9% for fiscal year 2007 compared to the prior fiscal year growth rate of 5.1%. The decrease in gross slot revenues growth rate was attributable to increased competition and the slow down in the regional economy, both discussed above under “Summary Operating Results.” The State of Connecticut reported total slot revenues of $1.73 billion and $1.72 billion for the fiscal years ended September 30, 2007 and 2006, respectively, representing an increase of 0.5% in the Connecticut market. However, Mohegan Sun increased its slot market share to 53.4% of the Connecticut market for the fiscal year ended September 30, 2007 as compared to 52.7% for the prior fiscal year, despite a reduction in slot machines at the Casino of the Earth due to the construction of Sunrise Square.

Gaming revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased due to continued growth in net slot revenues and table games revenues at Mohegan Sun. The increase in net slot revenues and table games revenues, and higher win or revenue per unit for both slot machines and table games, resulted primarily from the strengthened awareness of the Mohegan Sun brand in the northeastern United States gaming market due to enhancements in our targeted direct marketing programs. The increase in gaming revenues was also due to the contribution of $11.7 million in table games revenues from the new private high limit table games suite discussed above under “Summary Operating Results.” We exceeded the Connecticut slot revenue market growth rate for the fiscal year ended September 30, 2006 of 2.3%, with Mohegan Sun increasing its market share to 52.7% for the fiscal year ended September 30, 2006 from 51.3% for the prior fiscal year. The State of Connecticut reported slot revenues of $1.72 billion and $1.68 billion for the fiscal years ended September 30, 2006 and 2005, respectively.

Food and beverage revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased as a result of a $925,000 increase in food revenues due to a $1.4 million increase in banquet revenues from the Mohegan Sun convention center and the addition of new revenues from the “Hong Kong” Street food outlet in Sunrise Square, which opened in August 2007. These increases were partially offset by a shift in patron visitation from Authority-owned quick serve food outlets to third party outlets.

Food and beverage revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased as a result of a $2.8 million increase in gross beverage revenues and a $682,000 increase in gross food revenues. The increase in beverage revenues was due primarily to an increase in the number of events and ticket sales at the Mohegan Sun Arena in fiscal 2006, as discussed below. The increase in food revenues was due to a slight increase in the number of meals served, or food covers, and the average price per meal at Mohegan Sun. The average price per meal was $13.13 and $13.09 for the fiscal years ended September 30, 2006 and 2005, respectively.

The following table presents data related to hotel revenues at Mohegan Sun:

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Rooms occupied	399,500	400,200	398,600	-700	1,600	-0.2%	0.4%
Average daily room rate (ADR)	$112	$120	$118	$(8)	$2	-6.7%	1.7%
Occupancy rate	93.2%	93.3%	92.9%	-0.1%	0.4%	-0.1%	0.4%
Revenue per available room (REVPAR)	$104	$112	$110	$(8)	$2	-7.1%	1.8%

Hotel revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year decreased primarily as a result of a decrease in the average daily room rate, or ADR. The decrease in ADR was the result of competitive pricing pressures in room rates offered to casino hotel guests in the Northeast gaming market. The reduction in rates was designed to maintain occupancy levels to support or improve gaming and other revenues. The decrease in hotel revenues was also partially due to a slight decrease in hotel occupancy as a result of rooms being out of service due to the $10.0 million hotel room renovation program, which began in January 2007 and was completed in June 2007.

Hotel revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased slightly due to our yield management strategy evidenced by the increase in hotel occupancy, which we believe contributes to growth in gaming, food and beverage and retail, entertainment and other revenues at Mohegan Sun.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of a $3.9 million, or 8.4%, increase in entertainment revenues. The increase in entertainment revenues was primarily due to a 5.5% increase in average ticket price for Mohegan Sun Arena events and a 2.0% increase in overall ticket sales at the Arena due to an increased number of headliner shows. The increase in retail, entertainment and other revenues was also the result of a $1.5 million, or 16.0%, increase in rental revenue from the Shops at Mohegan Sun due to higher rent paid by new tenants, particularly the Coach outlet; a $1.4 million, or 6.2%, increase in gasoline revenues at the Mohegan Sun gasoline and convenience center related to free coupon promotional programs during the fiscal year, which do not have an effect on net revenues; and a $1.7 million, or 4.2%, increase in retail and other revenues from miscellaneous amenities available to our patrons at Mohegan Sun.

Retail, entertainment and other revenues increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year as a result of an increase in entertainment revenues of $16.1 million, or 52.8%, offset by a decrease in retail revenues of $6.4 million, or 10.7%, due to changes in promotions offered to Mohegan Sun Player’s Club members. The increase in entertainment revenues was primarily due to a 30.6% increase in Mohegan Sun Arena ticket sales and a 21.6% increase in average price for Arena tickets due to an increased number of headliner shows.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Food and beverage	$45,591	$46,894	$44,757	$(1,303)	$2,137	-2.8%	4.8%
Hotel	16,385	17,356	16,292	(971)	1,064	-5.6%	6.5%
Retail, entertainment and other	66,275	60,667	64,099	5,608	(3,432)	9.2%	-5.4%

Total	$128,251	$124,917	$125,148	$3,334	$(231)	2.7%	-0.2%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Food and beverage	$46,427	$48,352	$44,877	$(1,925)	$3,475	-4.0%	7.7%
Hotel	8,866	8,734	7,731	132	1,003	1.5%	13.0%
Retail, entertainment and other	53,790	46,874	49,372	6,916	(2,498)	14.8%	-5.1%

Total	$109,083	$103,960	$101,980	$5,123	$1,980	4.9%	1.9%

Promotional allowances increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year due primarily to an increase in marketing programs targeting customers in New York and Rhode Island, where expanded VLT facilities opened during the fiscal year, partially offset by a net shift in the utilization of patron complimentaries from Authority-owned outlets to third party outlets.

Promotional allowances decreased for the fiscal year ended September 30, 2006 compared to the prior fiscal year as a result of a significant decrease in retail complimentaries due to a reduction in gas and other retail coupons offered to casino patrons, offset by: 1) increased redemption of entertainment complimentaries resulting from higher attendance and retail prices of tickets due to the increased number of headliner shows at the Mohegan Sun Arena as discussed above; 2) an increase in food and beverage complimentaries due to the increase in attendance at the Arena and a change in promotional programs to offer more food and beverage complimentaries and offer less retail complimentaries as discussed above; and 3) an increase in hotel complimentaries due to our yield management strategy.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Gaming	$736,492	$700,674	$668,865	$35,818	$31,809	5.1%	4.8%
Food and beverage	45,384	47,182	43,328	(1,798)	3,854	-3.8%	8.9%
Hotel	16,959	16,883	16,114	76	769	0.5%	4.8%
Retail, entertainment and other	47,010	42,471	34,824	4,539	7,647	10.7%	22.0%
Advertising, general and administrative	211,643	193,533	182,110	18,110	11,423	9.4%	6.3%
Pre-opening costs and expenses	445	—	—	445	—	100.0%	—
Depreciation and amortization	82,613	85,394	85,907	(2,781)	(513)	-3.3%	-0.6%
Relinquishment liability reassessment	2,997	39,407	123,624	(36,410)	(84,217)	-92.4%	-68.1%

Total	$1,143,543	$1,125,544	$1,154,772	$17,999	$(29,228)	1.6%	-2.5%

Gaming costs and expenses increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year primarily as a result of higher redemption costs due to an increase in the utilization of Player’s Club points and promotional coupons at third party outlets; increased direct labor, due to market driven compensation adjustments, and medical insurance costs; and higher casino marketing, advertising and promotional expenses. The increase in gaming costs and expenses for the fiscal year ended September 30, 2007 was also due to higher slot win contribution to the State of Connecticut commensurate with the growth in gross slot revenues during the fiscal year, as well as an increase in non-gaming complimentaries redeemed by casino patrons at Authority-owned outlets. Slot win contribution payments totaled $230.4 million and $226.3 million for the fiscal years ended September 30, 2007 and 2006, respectively. As a result of the cost increases mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 57.2% for the fiscal year ended September 30, 2007 from 55.9% for the fiscal year ended September 30, 2006.

Gaming costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of higher labor costs, slot win contribution to the State of Connecticut and other operating costs commensurate with higher gaming revenues, increased costs related to a higher amount of certain complimentaries and special promotions offered to casino patrons and enhancements in our targeted direct marketing programs, partially offset by a decrease in outside retail redemption costs due to changes in promotional programs offered to casino patrons. The increase in labor costs included an increase in bonus expenses as a result of our successful fiscal 2006 operating results and in commemoration of the casino’s ten-year anniversary. Slot win contribution payments totaled $226.3 million and $215.2 million for the fiscal years ended September 30, 2006 and 2005, respectively. Despite the increases mentioned above, efficiencies achieved in Mohegan Sun gaming operations caused gaming costs and expenses as a percentage of gaming revenues to decrease from 56.7% for the fiscal year ended September 30, 2005 to 55.9% for the fiscal year ended September 30, 2006.

Food and beverage costs and expenses decreased for the fiscal year ended September 30, 2007 compared to the prior fiscal year primarily as a result of a decrease in cost of goods sold and other operating costs, partially offset by higher medical insurance costs and a lower amount of food and beverage complimentaries resulting in a decreased amount of food and beverage costs being allocated to gaming costs and expenses.

Food and beverage costs and expenses increased for fiscal year ended September 30, 2006 compared to the prior fiscal year due to higher direct labor and other operating costs to support the increase in food and beverage revenues and the continuous improvements of our food and beverage services at Mohegan Sun. The increase in food and beverage costs and expenses was partially offset by a higher amount of food and beverage costs being allocated to gaming costs and expenses for food and beverage complimentaries provided to casino patrons.

Hotel costs and expenses increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year primarily as a result of higher direct labor, due to market driven compensation adjustments and medical insurance costs. The increase was partially offset by a $1.0 million charge in the prior fiscal year for inventory obsolescence which did not recur in fiscal year 2007.

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

Retail, entertainment and other costs and expenses increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year due to a substantial increase in direct entertainment costs related to the higher number of headliner shows at the Arena as discussed above. The increase was also a result of increased cost of goods sold for the gas coupon promotion, partially offset by increased retail and entertainment complimentaries, resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily due to a substantial increase in entertainment expenses due to the increased number of headliner shows at the Arena, partially offset by a decrease in retail expenses due to the change in promotional programs offered to casino patrons and an increase in entertainment complimentaries, resulting in a higher amount of entertainment costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year primarily as a result of increased property maintenance, utilities, direct labor, medical insurance and other costs necessary to support Mohegan Sun operations, as well as significant one-time costs, such as furniture refurbishment and new bed linens, related to the Sky hotel room renovation program. The increase was also due to greater advertising expenditures from the production of new television commercials and approximately $2.0 million of additional costs associated with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons.

Advertising, general and administrative costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of increased labor, utility costs, property maintenance and other costs necessary to support Mohegan Sun operations.

Pre-opening costs and expenses for the fiscal year ended September 30, 2007 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” There were no pre-opening costs and expenses for the fiscal year ended September 30, 2006.

Relinquishment liability reassessment for the fiscal year ended September 30, 2007 decreased significantly compared to the reassessment in the prior fiscal year. The relinquishment liability reassessment charge in fiscal year 2007 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition and other factors, which led to increased revenue projections for the period in which the relinquishment agreement applies, as more fully described below.

Our accounting policy is to reassess the relinquishment liability at least annually in conjunction with our budgeting process or upon an event which, in our estimation, would materially increase or decrease projected revenues over the relinquishment period. Based on our updated projections for Project Horizon and delayed competition in the Northeast gaming market, both having the effect of increasing estimated future Mohegan Sun revenues, we concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining relinquishment period, which expires on December 31, 2014, would increase by approximately $139.8 million, thereby increasing the related relinquishment liability and causing the Authority to record a non-cash relinquishment liability charge of $3.0 million for the fiscal year ended September 30, 2007.

Relinquishment liability reassessment for the fiscal year ended September 30, 2006 decreased significantly compared to the reassessment in the prior fiscal year, which had the effect of substantially decreasing operating expenses. The relinquishment liability reassessment charge in fiscal year 2006 was the result of our review of current revenue forecasts, including the estimated timing and extent of future competition, which led to increased revenue projections for the period in which the relinquishment agreement applies. In October 2006, our Management Board approved an expansion of Mohegan Sun referred to as “Project Horizon.” As a result of this decision and a review of potential competition in the Northeast gaming market impacting future Mohegan Sun revenues, we concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining period of the agreement, would increase by approximately $878.2 million, thereby increasing the related relinquishment liability, resulting in a non-cash relinquishment liability charge of $39.4 million for the fiscal year ended September 30, 2006.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007 (1)	2006	2005 (2)	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Gaming	$182,428	$26,807	$20,486	$155,621	$6,321	580.5%	30.9%
Food and beverage	7,192	2,073	1,730	5,119	343	246.9%	19.8%
Retail and other	3,481	1,216	1,016	2,265	200	186.3%	19.7%

Total	$193,101	$30,096	$23,232	$163,005	$6,864	541.6%	29.5%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.
(2)	Period from date of inception (January 25, 2005) to September 30, 2005.

The table below summarizes the percentage of gross revenues from each of the three revenue sources at Mohegan Sun at Pocono Downs:

	For the Fiscal Years Ended September 30,
	2007 (1)	2006	2005 (2)
Gaming	94.5%	89.1%	88.2%
Food and beverage	3.7%	6.9%	7.4%
Retail and other	1.8%	4.0%	4.4%

Total	100.0%	100.0%	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.
(2)	Period from date of inception (January 25, 2005) to September 30, 2005.

The following table presents data related to gaming revenues at Mohegan Sun at Pocono Downs (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2007 (1)	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Slot handle	$1,690,417	$—	$—	$1,690,417	$—	100.0%	—
Gross slot revenues	$157,185	$—	$—	$157,185	$—	100.0%	—
Net slot revenues	$156,031	$—	$—	$156,031	$—	100.0%	—
Weighted average number of slot machines (in units)	1,142	—	—	1,142	—	100.0%	—
Gross slot hold percentage	9.3%	—	—	9.3%	—	100.0%	—
Gross slot win per unit per day (in dollars)	$429	$—	$—	$429	$—	100.0%	—

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

Gaming revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased as a result of the addition of $156.0 million in net slot revenues due to the opening of the Phase I slot facility. The increase in food and beverage revenues and retail and other revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year was also attributable to the opening of the Phase I slot operation, which resulted in increased patron visitation to food and beverage and retail outlets at the facility.

Gaming revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year increased due to an increase in harness racing and off-track wagering revenues as a result of a full year of operations at Pocono Downs and the OTW facilities acquired in January 2005. The increase in food and beverage revenues and retail and other revenues for the fiscal year ended September 30, 2006 compared to the prior fiscal year was also a result of a full year of operations of the food and beverage outlets at the Pocono Downs properties.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007 (1)	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Food and beverage	$2,547	$—	$—	$2,547	$—	100.0%	—
Retail	1,048	—	—	1,048	—	100.0%	—

Total	$3,595	$—	$—	3,595	$—	100.0%	—

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007 (1)	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Food and beverage	$2,816	$—	$—	$2,816	$—	100.0%	—
Retail	991	—	—	991	—	100.0%	—

Total	$3,807	$—	$—	$3,807	$—	100.0%	—

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

Promotional allowances relate to the redemption at the retail store and dining outlets located at Pocono Downs of Player’s Club points that are awarded for guests’ slot machine gaming activities. The retail value of points is included in gross revenues when redeemed and then deducted as promotional allowances to arrive at net revenues.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007 (1)	2006	2005 (2)	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Gaming	$133,062	$19,389	$14,113	$113,673	$5,276	586.3%	37.4%
Food and beverage	5,115	2,238	1,691	2,877	547	128.6%	32.3%
Retail and other	1,204	752	503	452	249	60.1%	49.5%
Advertising, general and administrative	19,942	7,589	4,336	12,353	3,253	162.8%	75.0%
Pre-opening costs and expenses	3,391	5,130	1,257	(1,739)	3,873	-33.9%	308.1%
Depreciation and amortization	10,655	2,545	1,627	8,110	918	318.7%	56.4%

Total	$173,369	$37,643	$23,527	$135,726	$14,116	360.6%	60.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.
(2)	Period from date of inception (January 25, 2005) to September 30, 2005.

Operating costs and expenses increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year primarily as a result of higher operating costs and expenses necessary to support the slot operations, including slot machine tax assessment payments to the PGCB. The increase in operating costs and expenses was also due to the $3.5 million charge recorded in advertising, general and administrative expenses in connection with the litigation settlement, as described above under “Summary Operating Results,” partially offset by decreased pre-opening costs and expenses related to the opening of the Phase I facility. Slot machine tax assessment payments to the PGCB totaled $92.2 million for the fiscal year ended September 30, 2007. The increase in depreciation and amortization expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year was principally due to the commencement of depreciation on the new Phase I facility and related slot machines and equipment placed in service in November 2006.

Operating costs and expenses increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of a full year of operations at the Pocono Downs properties acquired in January 2005. The increase in operating costs and expenses was also due to increased personnel, consulting and other pre-opening costs and expenses associated with the opening of the Phase I slot facility.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
						Dollar Variance		Percentage Variance
	2007		2006	2005		07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Corporate expenses:
Depreciation	$79		$77	$18		$2	$59	2.6%	327.8%
Corporate expenses	10,507		10,558	11,465		(51)	(907)	-0.5%	-7.9%

Total corporate expenses	$10,586		$10,635	$11,483		$(49)	$(848)	-0.5%	-7.4%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(29,794)		$(30,707)	$(27,466)		$913	$(3,241)	-3.0%	11.8%
Interest income (2)	3,695		2,245	673		1,450	1,572	64.6%	233.6%
Interest expense, net of capitalized interest	(94,363)		(90,928)	(88,011)		(3,435)	(2,917)	3.8%	3.3%
Loss on early extinguishment of debt (3)	—		—	(280)		—	280	—	-100.0%
Write off of debt issuance costs (4)	(71)		—	—		(71)	—	100%	—
Other income (expense), net	(137	)(5)	24,508	(1,127	)(5)	(24,645)	25,635	-100.6%	-2274.6%

Total other expense, net	$(120,670)		$(94,882)	$(116,211)		$(25,788)	$21,329	27.2%	-18.4%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project, both more fully described in Notes 4 and 16, respectively, to our consolidated financial statements included in this form 10-K.
(3)	Represents the loss associated with the repayment of our term loan under the then existing bank credit facility.
(4)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.
(5)	Represents primarily a loss on disposal of property and equipment.

Corporate costs and expenses for the fiscal years ended September 30, 2007 and 2006 were comparable. Corporate costs and expenses decreased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily as a result of reduced headcount, professional costs related to compliance with the Sarbanes-Oxley Act of 2002 and other corporate expenditures.

Interest expense, net of capitalized interest, increased for the fiscal year ended September 30, 2007 compared to the prior fiscal year due to an increase in the weighted average outstanding debt, partially offset by the capitalization of $1.7 million in interest costs associated with Project Horizon at Mohegan Sun and the Phase I slot facility and Project Sunrise at Mohegan Sun at Pocono Downs. The weighted average outstanding debt was $1.30 billion for the fiscal year ended September 30, 2007 compared to $1.25 billion for the fiscal year ended September 30, 2006. The increase in weighted average outstanding debt was the result of additional borrowing for the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs, all described below under “Liquidity, Capital Resources and Capital Spending—Capital Expenditures.” The weighted average interest rate was 7.4% for the fiscal years ended September 30, 2007 and 2006.

Interest expense, net of capitalized interest, increased for the fiscal year ended September 30, 2006 compared to the prior fiscal year primarily due to increases in weighted average outstanding debt and weighted average interest rate, partially offset by the capitalization of $1.2 million in interest costs during the construction phase at Pocono Downs. The weighted average outstanding debt was $1.25 billion for the fiscal year ended September 30, 2006 versus $1.21 billion for the fiscal year ended September 30, 2005. The increase in weighted average outstanding debt was due to a full year of outstanding debt in fiscal 2006 related to the acquisition of Pocono Downs properties in January 2005. The weighted average interest rate was 7.4% for the fiscal year ended September 30, 2006 compared to 7.3% for the fiscal year ended September 30, 2005.

Other income for the fiscal year ended September 30, 2006 related primarily to the $24.5 million gain recorded in connection with the August 2006 amendment of the agreement by which we acquired Pocono Downs. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively. The gain recorded in fiscal year 2006 represents the present value of the payment stream for these installments.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing on March 31st and ending in November. The overall gaming industry in Pennsylvania is also expected to be seasonal in nature. Accordingly, the results of operations for the fiscal year ended September 30, 2007 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2007	2006	2005	07 vs. 06	06 vs. 05	07 vs. 06	06 vs. 05
Net cash provided by operating activities	$286,089	$250,877	$247,075	$35,212	$3,802	14.0%	1.5%
Net cash used in investing activities	(189,516)	(100,781)	(335,178)	(88,735)	234,397	88.0%	-69.9%
Net cash provided by (used in) financing activities	(66,223)	(147,275)	99,734	81,052	(247,009)	-55.0%	-247.7%

Net increase in cash and cash equivalents	$30,350	$2,821	$11,631	$27,529	$(8,810)	975.9%	-75.7%

As of September 30, 2007 and September 30, 2006 we held cash and cash equivalents of $105.6 million and $75.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The increase in cash provided by operating activities for the fiscal year ended September 30, 2007 is attributable primarily to the increase in operating income after adjustments for non-cash items and lower working capital requirements as compared to the prior fiscal year.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•

increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania (including the December 2006 approval of two Category Two slot machine facilities, one of which opened in October 2007, in the immediate market of Mohegan Sun at Pocono Downs), which may result in a substantial decrease in revenue;

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The increase in cash used in investing activities for the fiscal year ended September 30, 2007 is attributable primarily to the payment of the one-time slot machine license fee of $50.0 million to the PGCB, as discussed above under “Overview-Mohegan Sun at Pocono Downs;” a $35.4 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred;” the acquisition of the Menominee Project development rights and other related assets for $6.4 million, as discussed above under “Overview-Other Diversification Projects-Menominee Project;” and the acquisition of substantially all of the assets of Pautipaug Country Club Inc. for $4.7 million in total costs, as discussed above under “Overview-Other Diversification Projects-Mohegan Golf LLC.” The decrease in cash used in financing activities for the fiscal year ended September 30, 2007 is attributable primarily to a $78.2 million increase in total net borrowings to facilitate the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs, partially offset by $6.8 million in debt issuance costs paid for the $1.0 billion bank credit facility, discussed below under “External Sources of Liquidity-New Bank Credit Facility.”

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2007, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 9 to our consolidated financial statements in this Form 10-K for a further discussion of these notes.

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

New Bank Credit Facility. On March 9, 2007, we entered into a new bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The new bank credit facility replaces our prior bank credit facility. The total commitment on the new facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the new bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of September 30, 2007, the amount under letters of credit totaled $6.8 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of letters of credit, which reduce borrowing availability under the new bank credit facility, we had approximately $960.2 million of available borrowing under the new bank credit facility as of September 30, 2007, without taking into account covenants under the line of credit as described below.

The new bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the new bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the new bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The new bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the new bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The new bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate both the Mohegan Sun and Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our assets to our non-guarantor subsidiary, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit our ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2007, we and the Tribe were in compliance with all of our and their respective covenant requirements in the new bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the new bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2007, we had $33.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of: (1) a $24.0 million loan based on a one-month Eurodollar rate of 5.75% plus an Applicable Rate of 1.25% and (2) a $9.0 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 1.25%. The Applicable Rate for commitment fees was 0.20% as of September 30, 2007.

The initial advances under the new bank credit facility totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance our prior bank credit facility, to pay costs related to entering into the new bank credit facility and fund certain operating costs.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the new bank credit facility. As of September 30, 2007, we had $16.6 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 5.14% plus an Applicable Margin of 0.90%. As of September 30, 2007 we were in compliance with all covenant requirements in the line of credit and had $8.4 million available for borrowing under the line of credit.

Letters of Credit. As of September 30, 2007, we maintained four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, overdue amounts for purses due to horsemen at Pocono Downs that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire(d) on August 31, 2008, January 25, 2008, November 17, 2007 and September 5, 2008, respectively, subject to renewals. As of September 30, 2007, no amounts were drawn on the letters of credit.

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

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of September 30, 2007, Salishan-Mohegan had $7.7 million of available borrowings under the Salishan Credit Facility. As of September 30, 2007, Salishan-Mohegan had $17.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of: (1) a $15.5 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 2.25% and (2) $1.8 million in loans based on a one-month Eurodollar rate of 5.80% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2007.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $162.2 million for the fiscal year ended September 30, 2007, compared to $101.9 million for the fiscal year ended September 30, 2006. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $103.7 million and $44.4 million for the fiscal year ended September 30, 2007 and 2006, respectively. For the fiscal year ended September 30, 2007, these expenditures included $34.0 million in maintenance capital expenditures, $46.5 million in costs related to the Project Horizon expansion and $23.2 million in property renovation expenditures at Mohegan Sun. For the fiscal year ended September 30, 2006, these expenditures were principally related to the purchase of new carpeting in the Casino of the Earth and Sky, customer relationship management software and related hardware, slot machine replacements, information systems enhancements and upgrades and for other general maintenance of the Mohegan Sun facility.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $58.4 million and $44.4 million for the fiscal years ended September 30, 2007 and 2006, respectively. For the fiscal year ended September 30, 2007, these expenditures were comprised primarily of Pocono Downs construction expenditures of $56.4 million, including $638,000 in capitalized interest. For the fiscal year ended September 30, 2006, these expenditures were comprised primarily of construction costs for the renovation and expansion of the existing grandstand and infrastructure related improvements for the Phase I facility, including $1.2 million in capitalized interest.

•

Capital expenditures for the Corporate division were minimal for the fiscal year ended September 30, 2007. Capital expenditures for the Corporate division were $13.1 million for the fiscal year ended September 30, 2006 which represents the purchase of land, excluding prior deposits, intended to be used as the site for a casino to be owned by the Cowlitz Tribe.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2008 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Overview-Mohegan Sun-Project Horizon,” are budgeted to be $62.3 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $40.1 million for replacement and improvements of information technology equipment and systems and the addition of slot machines and data warehouse storage.

•

Property renovation expenditures are expected to be approximately $22.2 million including the replacement of obsolete coin redemption booths in the Casino of the Sky with slot machines, renovation of the Sky bar on the casino floor and preparation for the connection to the Casino of the Wind.

Total costs for the development of Project Horizon, inclusive of costs incurred to date for Sunrise Square and the Casino of the Wind, currently are estimated to be approximately $925.0 million. Remaining project costs are estimated to be incurred as follows: fiscal year 2008 $252.0 million, fiscal year 2009 $303.0 million, fiscal year 2010 $294.0 million and fiscal year 2011 $30.0 million, as discussed above under “Overview-Mohegan Sun-Project Horizon.”

Capital expenditures for Mohegan Sun at Pocono Downs are anticipated to be $178.0 million for the 2008 fiscal year, comprised primarily of $175.5 million in construction and furniture, fixtures, and equipment expenditures to complete Project Sunrise. We plan to spend $208.0 million in total on the development of Project Sunrise as discussed above under “Overview-Mohegan Sun at Pocono Downs.”

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and for Project Sunrise at Pocono Downs through the new $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks. The Authority has commenced discussions with its lenders regarding modifications to its bank credit facility to address the revisions to Project Horizon and the revised cost projection for Project Sunrise.

Interest Expense

For the fiscal years ended September 30, 2007, 2006 and 2005, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Prior bank credit facility	$2,755	$3,463	$7,337
New bank credit facility	2,799	—	—
1999 8 1/8% senior notes	—	284	1,219
2005 6 1/8% senior notes	15,313	15,355	9,826
2001 8 3/8% senior subordinated notes	1,369	1,369	1,431
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	21,038	21,038	20,979
2004 7 1/8% senior subordinated notes	16,031	15,987	16,031
2005 6 7/8% senior subordinated notes	10,313	10,341	6,617
WNBA note	301	336	271
Line of credit	641	515	504
Salishan Credit Facility	1,185	—	—
Amortization of net deferred gain on settlement of derivative instruments	456	444	711
Amortization of debt issuance costs	3,835	2,976	3,106
Capitalized interest	(1,673)	(1,180)	(21)

Total interest expense, net of capitalized interest	$94,363	$90,928	$88,011

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $80.0 million for fiscal year 2008. Any future investments in Mohegan Sun related to Project Horizon and in Pocono Downs related to Project Sunrise are anticipated to be funded through the new bank credit facility, as discussed above under “Sources of Funding for Capital Expenditures.” As of September 30, 2007, we had $960.2 million available for borrowing under the new bank credit facility, without taking into account covenants under the line of credit. We have commenced discussions with our lenders regarding modifications to the new bank credit facility to address the revisions to Project Horizon and the revised cost projection for Project Sunrise.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years

Long-term debt (2)	$1,292,786	$17,591	$349,250	$300,345	$625,600
Interest payments on long-term debt (3)	432,856	87,513	152,191	127,652	65,500
Construction obligations (4)	95,568	95,568	—	—	—
Procurement obligations (5)	25,950	6,760	11,545	5,945	1,700

Total	$1,847,160	$207,432	$512,986	$433,942	$692,800

(1)	Amounts represent payment obligations from October 1, 2007 to September 30, 2008.
(2)	Long-term debt includes maturities scheduled as of September 30, 2007 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the new bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K.
(3)	Includes interest payments expected to be paid on long-term debt as of September 30, 2007, pursuant to respective debt agreements. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K.
(4)	Construction obligations represent expenditures we must pay in connection with Project Horizon, Project Sunrise and other capital projects.
(5)	Procurement obligations represent agreements entered into with vendors for inventory and sundry items.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2007 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years

Minimum Slot Win Contributions (2)	$226,648	$468,816	$550,472	$1,533,050
Relinquishment commitments (3)	78,034	149,044	168,725	203,197
Priority distributions (4)	17,488	36,686	39,091	109,311
Town of Montville commitment (5)	500	1,000	1,000	2,500
Host municipalities’ local share assessment (6)	10,000	20,000	20,000	50,000
Property tax litigation payments (7)	1,556	3,926	4,646	8,066

Total	$334,226	$679,472	$783,934	$1,906,124

(1)	Amounts represent payment commitments from October 1, 2007 to September 30, 2008.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K.

(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K. The payments are calculated based on net cash flows and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.23%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing, L.P. must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting municipalities of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K.
(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing, L.P. will continue to make agreed upon annual payments with the Wilkes-Barre Area School District for each tax year through 2015. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses incurred by Salishan-Mohegan and WTG for the development of casinos in Clark County, Washington and Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of these casino projects, the reserve for these receivables is based on our estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casinos could affect the collectibility of the receivables.

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

As the successor owner of Downs Racing, we were involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. A final settlement of the dispute was reached in June 2007 between the various parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, our liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which is recorded in our income from operations for the fiscal year ended September 30, 2007. We will continue to make agreed upon payments with the Wilkes-Barre Area School District for each tax year through 2015. The total amount of these payments is $18.2 million.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt FAS 141(R) and FAS 160 simultaneously in our fiscal year beginning October 1, 2009. The provisions of FAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the effects, if any, that FAS 160 may have on our financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our new bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the new bank credit facility. As of September 30, 2007, we had $33.0 million drawn on the new bank credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the new bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of September 30, 2007 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of September 30, 2007.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$330,000	$—	$16,345	$250,000	$625,000	$1,221,345	$1,208,891
Average interest rate	—	6.4%	—	8.4%	8.0%	6.7%	6.9%
Variable Rate	$17,591	$18,250	$1,000	$1,000	$33,000	$600	$71,441	$71,441
Average interest rate	6.1%	6.6%	5.8%	6.1%	5.8%	—	6.0%

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. The members and their terms are as follows: Bruce S. Bozsum, Marilynn R. Malerba, William Quidgeon, Jr., Ralph James Gessner, Jr. and Mark W. Hamilton are each serving four-year terms expiring in October 2009, while Allison D. Johnson, Mark F. Brown, Cheryl A. Todd and Thayne D. Hutchins, Jr. are each serving four-year terms expiring in October 2011. Upon expiration of their respective terms, the eligible voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information with respect to (i) the members of the Management Board and (ii) each of the executive officers of Mohegan Tribal Gaming Authority, Mohegan Sun and the Pocono Downs entities.

Name	Age	Position
Bruce S. Bozsum	47	Chairman and Member, Management Board
Marilynn R. Malerba	54	Vice Chairwoman and Member, Management Board
Allison D. Johnson	37	Recording Secretary and Member, Management Board (1)
Ralph James Gessner, Jr.	38	Corresponding Secretary and Member, Management Board (1)
William Quidgeon, Jr.	45	Treasurer and Member, Management Board (1)
Mark F. Brown	50	Member, Management Board (1)
Mark W. Hamilton	54	Member, Management Board (1)
Cheryl A. Todd.	47	Member, Management Board
Thayne D. Hutchins, Jr.	36	Member, Management Board
Mitchell Grossinger Etess	49	Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	45	Chief Operating Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	59	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	35	President and Chief Executive Officer of the Pocono Downs entities

(1)	Designates a member of the Audit Committee.

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

Cheryl A. Todd—Ms. Todd was first seated on the Tribal Council and the Management Board in March 2007, after serving as Executive Assistant to the Chairman of the Management Board for 11 years. Her position enabled her to participate in the daily operations of the Tribe, interacting with every department within the government and Mohegan Sun; federal, state and local government representatives; officials from other Indian Nations; and corporate and financial executives. In addition to her work experience with the Tribe, Ms. Todd also served on the Mohegan Strategic Planning Committee and the Mohegan Election Committee. Prior to her employment with the Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.

Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Tribal Council and the Management Board in October 2007, after serving as a staff accountant in the finance department of the Tribe for six years. His position enabled him to employ his business skills in a variety of responsibilities, including the analysis and monitoring of the Tribe’s wide-ranging financial concerns. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University holding a B.A. in Economics with a concentration in accounting.

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

Leo M. Chupaska—Mr. Chupaska was named Chief Financial Officer of the Authority in August 2004. Mr. Chupaska also served as Chief Financial Officer of Mohegan Sun from May 2006 to June 2007. Prior to his position at the Authority, Mr. Chupaska served as Chief Financial Officer of the Tribe from September 1996 through August 2004, and was a member of the Financial Advisory Committee of the Authority’s Audit Committee. Prior to joining the Tribe, Mr. Chupaska served as Director of Financial Services for Lawrence & Memorial Hospital in New London, Connecticut. Mr. Chupaska is a certified public accountant.

Robert J. Soper—Mr. Soper has served as the President and Chief Executive Officer of the Pocono Downs entities since January 2005. Prior to assuming this position, Mr. Soper served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney for the Tribe from 1997 to 2001.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with applicable provisions of the Exchange Act. The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members, and accordingly no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from the Authority.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Objectives

The Authority operates in an extremely competitive environment, and believes that its current and future success is closely correlated with the retention of highly talented employees and a strong management team. Accordingly, the Authority’s executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain senior management employees; (2) motivate these individuals to achieve short-term and long-term corporate goals that enhance the value of the Mohegan Sun brand; and (3) promote internal pay equity and external competitiveness.

The Authority’s philosophy relating to executive compensation is to attract and retain highly qualified people by offering base salaries, cash-based incentive compensation opportunities and other employee benefits at levels that will enable the Authority to offer its executives total compensation opportunities in line with those offered to executives of its peer gaming and hospitality companies. The Authority faces special challenges in designing executive compensation programs because, as an instrumentality of the Tribe, it cannot offer equity-based compensation to its executives, unlike many of its industry peers. As a result, the Authority strives to design cash-based compensation programs that will reward its executives with externally competitive compensation while providing proper incentives to management to achieve its financial and operational objectives at the business unit and company-wide level. Finally, the Authority strives to ensure that its compensation program is straightforward, transparent and understandable.

Role of the Compensation Committee and Senior Management

The Management Board, made up of the nine members of the Mohegan Tribal Council, serves as the Compensation Committee of the Mohegan Tribal Gaming Authority and has final authority over the design, negotiation and implementation of all executive compensation programs. As more fully described below, Mr. Etess, along with the Senior VP/Administration and VP/Human Resources of Mohegan Sun, have taken the leading roles in program design. In addition, acting within the boundaries of the annual budget approved by the Management Board, Mr. Etess sets the salaries of, and exercises, discretion subject to Management Board approval, with respect to bonus and non-equity incentive compensation paid to, our executive officers.

Elements of Compensation

Historically, the compensation program offered by the Authority to its named executive officers, or NEOs, consisted of annual compensation, in the form of base salary and employee benefits/perquisites, and incentive compensation, in the form of annual cash bonus opportunity. We also offer our executive officers the opportunity to defer all or a portion of their cash compensation under a deferred compensation plan sponsored by the Mohegan Tribe, and also permit them to participate in retirement and 401(k) plans also sponsored by the Tribe.

During fiscal year 2006, a thorough review of the Authority’s executive compensation program was undertaken with the assistance of Mercer Human Resources Consulting, a nationally recognized compensation consulting firm. Based on the Mercer study, Mr. Etess, along with the Senior VP/Administration and VP/Human Resources of Mohegan Sun, designed a new cash-based annual incentive compensation program, titled the Mohegan Sun Executive Compensation Performance Reward Program, or PRP. Additional information about the PRP, and each other element of compensation offered to our NEOs in 2007, is set forth below.

Annual Compensation

Annual compensation consists of base salaries and employee benefits. These elements are intended to provide some degree of compensation certainty to the named executive officers by providing compensation that, unlike incentive compensation, is not at-risk based upon our performance.

Base Salaries

We believe that a competitive base salary is an important component of compensation as it provides a degree of financial stability for our executives, a critical factor in recruiting and retaining our executives. Base salary also is designed to recognize the scope of responsibilities placed on each executive officer and reward each executive for his unique leadership skills, management experience and contributions to the organization.

In making base salary determination levels, we take into consideration economic and industry conditions and company performance. We do not assign relative weights to company and individual performance, but instead make a subjective determination after considering such measures collectively. Base salaries also are evaluated relative to other components of our compensation program to ensure the executives’ total compensation and mix of components is consistent with our overall compensation objectives and philosophies.

With these factors in mind, during 2006, we entered into employment agreements that, among other things, established minimum base salary levels for Messrs. Etess, Hartmann, Chupaska and Patrone. These base salaries were the result of negotiations with each executive and reflected our need to compete for management talent in a competitive environment. Our fifth NEO, Mr. Soper, received a substantial raise established in negotiations with our then-CEO in 2005 in connection with Mr. Soper’s assumption of his duties at Pocono Downs; the Management Board and Mr. Soper are in the process of finalizing the terms of a new employment agreement that is expected to include a minimum base salary provision. The agreements with our top three executives, Messrs. Etess, Hartmann and Chupaska, provide for annual increases, effective on January 1 of each year, of not less than 5% of the executive’s prior base salary.

Employee Benefits

The NEOs receive certain employee benefits. For fiscal 2007, these benefits included health insurance, dental and vision coverage, prescription drug plans, flexible spending accounts, long-term disability and the opportunity to participate in the Tribe’s deferred compensation, retirement and 401(k) plans. In addition, we offer our NEOs perquisites that consist of our payment of premiums on life insurance policies for which the NEO is the owner, employer contributions and our other contributions on the NEO’s behalf to the Tribe’s retirement and 401(k) plan, our payment of premiums for supplemental long-term disability policies and complementary tickets to events and performances held at Mohegan Sun Arena as selected by each NEO.

Incentive Compensation

In fiscal 2007, the Authority offered its NEOs the opportunity to earn incentive compensation in the form of cash bonuses and, except for Mr. Soper, payouts under the PRP, as described below. The bonus awarded to Mr. Soper for fiscal 2007 was determined by Mr. Etess based on his assessment of the role played by Mr. Soper in the financial performance of Mohegan Sun at Pocono Downs, described in greater detail under Item 7 of this Form 10-K, and approved by the Management Board.

Mohegan Sun Executive Compensation Performance Reward Program

Background. Mercer conducted a market pricing assessment of the relative competitiveness of the total cash compensation paid by the Authority to its NEOs, other than Mr. Soper, and 25 other senior executives. For the NEOs other than Mr. Soper, Mercer compared the compensation of these executives to that paid to executives in similar positions in publicly traded companies with similar annual revenues as well as companies in the leisure, hospitality and gaming industries.

The data reviewed by Mercer included base salary compensation, cash bonuses and the present value associated with long-term incentive compensation, such as stock options and shares of restricted stock, paid by the comparator companies. The market data showed that the base salary paid by the Authority to Messrs. Etess, Hartmann and Chupaska exceeded the 75th percentile of the salaries paid by their comparator companies, and the base salary paid to Mr. Patrone exceeded the 50th percentile. Total cash compensation paid by the Authority, in the form of base salary plus annual cash bonus amounts, to these officers was at or above the 50th percentile, in the case of Messrs. Etess and Patrone, and above the 75th percentile, in the case of Messrs. Hartmann and Chupaska. On the other hand, due to the Authority’s inability to offer equity-based compensation, the total direct compensation for all four of the measured NEOs was substantially behind market, lagging behind the 25th percentile in the case of Messrs. Etess and Patrone, and behind the 50th percentile, in the case of Messrs. Hartmann and Chupaska. These findings were replicated at all positions that were measured by Mercer. Accordingly, the Mercer study concluded that the absence of any long-term compensation opportunities negatively affected the level of competitiveness of the total direct compensation afforded to the Authority’s senior management team measured by the Mercer study.

To attempt to bridge the gap in total direct compensation identified by the Mercer study, a new cash-based incentive compensation program was developed and implemented for corporate officers of the MTGA, including four of our five NEOs, in the 2007 fiscal year. The PRP was not extended to executives serving at Mohegan Sun at Pocono Downs, so Mr. Soper did not participate in the PRP during 2007. The Authority is in the process of establishing the fiscal year 2008 performance targets for the PRP, and it is expected that this program will be extended to Mr. Soper and other senior executives at Pocono Downs at that time.

Overview of the PRP. The PRP was designed to focus participants toward the successful attainment of formal goals that are tied to the strategic vision and business missions of the Authority, as approved by the Management Board. The program highlights the following:

•	to properly align our executive compensation system with competitive markets;

•	to establish defined pay practices within the organization and facilitate internal pay equity comparisons and analysis; and

•	to move bonus compensation decisions toward an “at risk” model, where payout levels are determined by individual and company-wide performance as measured against pre-defined goals.

The Performance Reward Program established three levels of awards, two of which impact NEO compensation:

•

Chief Executive Level: Defined as those positions which oversee and are ultimately accountable for companywide performance, provide policy level direction across department and enterprise lines, direct the development of strategic business plans across all departmental lines and are charged with overall business strategy and tactical planning and delivery of operational results. Their actions or failure to act have the highest consequence of error on overall operations. Mr. Etess, Mr. Hartmann and Mr. Chupaska are the only executives whose awards are set at this level.

•

Senior Executive Level: Defined as those positions charged with delivering focused strategic business plans throughout their enterprise and the departments that they are charged to oversee. As a group they are charged with directing the development of strategic business plans to achieve the approved business strategies of MTGA and ultimately prompt the delivery of successful performance of all departments and enterprises. Their individual or collective actions or failure to act have the second highest consequence of error on overall operations. Mr. Patrone is the only NEO whose award is set at this level.

Both the Chief Executive Officer and Senior Executive levels were established with an “at risk” bonus amount of 60% of base salary so as to afford the executives at these levels total compensation potential at a level equal to 90% of the 50th percentile of total direct compensation paid by comparator companies to executives in similar positions, according to the Mercer market data.

The PRP is intended to compensate executives based on their performance over four primary measurement areas during each fiscal year. The measurement areas are derived from the guiding principles of the organization since Mohegan Sun’s establishment in 1996. The financial area, which for the 2007 fiscal year measured the Adjusted EBITDA of Mohegan Sun in relation to a target established prior to the beginning of the fiscal year as part of the Authority’s budgeting process, will account for 50% of the “at risk” pool. For this purpose, “Adjusted EBITDA” or earnings before interest, income taxes, depreciation and amortization, pre-opening costs and expenses, reassessment and accretion of discount to the relinquishment liability to Trading Cove Associates pursuant to a relinquishment agreement, write-off of debt issuance costs, income (loss) from discontinued operations and other non-operating income and expense. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Authority historically has evaluated its operating performance with the non-GAAP measure, Adjusted EBITDA. Although EBITDA it is not a measure of performance calculated in accordance with generally accepted accounting principals, it is the most important metric we use in evaluating our financial performance.

Going forward, the actual targets used, and the extent of the “at risk” pool each of the areas comprises, will be determined following the annual strategic planning process in the discretion of Mr. Etess in conjunction with the Senior VP/Administration, Senior VP/Finance and CFO and VP/Human Resources of Mohegan Sun. This process is being devised for the PRP in the 2008 fiscal year.

Compensation Committee Report

The MTGA Management Board, made up of the nine member Mohegan Tribal Council, serves as the Compensation Committee of the Mohegan Tribal Gaming Authority. The Management Board met with management to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved that this Compensation Discussion and Analysis be included in the Authority’s Form 10-K for its 2007 fiscal year.

Management Board

Bruce S. Bozsum

Marilynn R. Malerba

Allison D. Johnson

Ralph James Gessner, Jr.

William Quidgeon, Jr.

Mark F. Brown

Mark W. Hamilton

Cheryl A. Todd

Thayne D. Hutchins, Jr.

Summary Compensation Table

Name and Principal Position	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mitchell Grossinger Etess	1,119,000	373,000	165,000	58,000	(1)	1,715,000
Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	1,029,000	343,000	165,000	48,000	(2)	1,585,000
Chief Operating Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	613,000	204,000	86,000	30,000	(3)	933,000
Chief Financial Officer, Mohegan Tribal Gaming Authority
Anthony Patrone	333,000	—	144,000	11,000	(4)	488,000
Senior Vice President of Marketing, Mohegan Sun
Robert J. Soper	347,000	—	161,000	7,000	(5)	515,000
President and Chief Executive Officer, Mohegan Sun at Pocono Downs

(1)	Consists of: (a) $30,035 in premium payments on a life insurance policy for which Mr. Etess is the owner; (b) $13,780 in reimbursements for the payment of income taxes pertaining to certain life insurance benefits; (c) $6,890 in premium payments on a long-term disability policy; (d) $6,750 in employer 401(k) matching contributions; and (e) $624 in employer retirement contributions.
(2)	Consists of: (a) $24,299 in premium payments on a life insurance policy for which Mr. Hartmann is the owner; (b) $11,178 in reimbursements for the payment of income taxes pertaining to certain life insurance benefits; (c) $6,750 in employer 401(k) matching contributions; (d) $5,352 in premium payments on a long-term disability policy; and (e) $624 in employer retirement contributions.
(3)	Consists of: (a) $20,063 in premium payments on a long-term disability policy; (b) $2,086 in premium payments on a life insurance policy for which Mr. Chupaska is the owner; (c) $6,750 in employer 401(k) matching contributions; (d) $957 in reimbursements for the payment of income taxes pertaining to certain life insurance benefits; and (e) $624 in employer retirement contributions.
(4)	Consists of: $8,861 in employer 401(k) matching contributions; (d) $1,823 in premium payments on a long-term disability policy; and (c) $624 in employer retirement contributions.
(5)	Consist of: $6,750 in employer 401(k) matching contributions.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under-Non Equity Plan Awards (1) Target ($)

Mitchell Grossinger Etess	4/21/2007	299,000
Jeffrey E. Hartmann	4/21/2007	275,000
Leo M. Chupaska	4/21/2007	164,000
Anthony Patrone	4/21/2007	198,000
Robert J. Soper	—	—

(1)

The amounts shown in the table above are attributable to the participation of the NEOs, other than Mr. Soper, in the PRP. Target level payouts assume the Authority had achieved 100% of each performance target for fiscal 2007. The target amounts for Messrs. Etess, Hartmann and Chupaska were reduced from 60% of base salary to 26.7% of base salary by virtue of contractual provisions entitling them to receive

33.3% of base salary annually. See the “Narrative” disclosure below for a more thorough explanation of the 2007 PRP targets and payouts awarded to each NEO. “Threshold” and “Maximum” columns have not been presented in this table because Mr. Etess possesses discretion under the PRP to make awards even if none of the targets are achieved. Similarly, maximum level payouts cannot be determined. Under the PRP for fiscal 2007, in the event the Authority were to have exceeded its Adjusted EBITDA target, 20% of the dollar amount by which such target was exceeded would have been added to the overall pool established for the PRP, and each NEO would have been eligible to receive a portion of the added amount as determined by Mr. Etess in his discretion.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The employment agreements for each of Messrs. Etess, Hartmann and Chupaska provide that each of them will receive an annual bonus that is not to be less than 33.3% of the executive’s annual base salary. The amount of these guaranteed bonuses reduces amounts otherwise potentially payable to these executives under the PRP. As a result, even though the PRP generally would provide for these executives to be required to have “at risk” incentive compensation in the amount of 60% of base salary, the effective “at risk” amounts constituted 26.7% of base salary for each of them. For these three officers, these contractual bonus payments are reported in the “bonus” column of the Summary Compensation Table, whereas the amounts earned under the PRP are set forth under the “non-equity incentive compensation” column.

The following table shows the criteria and weightings set for the NEOs under the PRP for fiscal 2007:

Measurement Area	Why We Used This Area	2007 Goal(s)	Percentage of “At Risk” Pool
Bottom-line Financial Performance Perspective—Adjusted EBITDA	Mohegan Sun’s Adjusted EBITDA is the single most important measure of our financial performance.	$391.3 million of Adjusted EBITDA, with no awards payable under this area if recorded Adjusted EBITDA did not meet or exceed 95% of this amount.	50
Customer Relations Perspective	Our ability to deliver superior customer service and ensure future patronage directly affects results.	Maintain or exceed our historical trend of receiving greater than 40-45% “excellent” ratings for customer service in surveys returned to Sterling, a third party marketing firm, by former patrons of Mohegan Sun.	10
Internal Business Perspectives	It required management to undertake organizational and operational development initiatives, with a focus on internal processes that relate directly to strategic business plans.	1. Completion of comprehensive FY2008 business plan for Mohegan Sun	15
		2. Achieve a 50% reduction in internal audit repetitive findings	10
Learning and Growth Perspective	It encouraged management to enhance their leadership abilities and attain personal and career development goals through further executive education programs.	1. Completion of individually designed leadership programs	10
		2. Attendance at leadership development programs selected by each executive	5

The actual payouts for the 2007 fiscal year, shown in the Summary Compensation Table, reflected that the Authority achieved approximately 95.3% of the Adjusted EBITDA target and that all other components measured by the PRP were fully satisfied by each participating executive officer. Mr. Etess, in conjunction with the Authority’s Senior VP/Administration and VP/Human Resources, reviewed these financial and other results and exercised his discretion to reduce the payouts under the PRP to approximately 65% of the initial targeted amounts, in the case of Messrs. Etess, Hartmann and Chupaska, and 70%, in the case of Mr. Patrone. The Management Board approved these payments.

Nonqualified Deferred Compensation

The Authority offers the NEOs the opportunity to participate in a deferred compensation plan, or DCP, sponsored by the Tribe. The DCP is a non-qualified plan that allows the Authority’s executives to defer all or a portion of their compensation. The Company does not make contributions on behalf of its executive officers to the DCP.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mitchell Grossinger Etess	513,349	—	330,462	—	2,479,786
Jeffrey E. Hartmann	670,353	—	589,115	—	3,573,478
Leo M. Chupaska	65,154	—	166,679	—	1,621,744
Robert J. Soper	1,608	—	4,341	—	35,646
Anthony Patrone	—	—	—	—	—

The named executive officers may elect to defer all or a portion of their compensation under the DCP. The amounts deferred by each named executive officer will be deemed invested in the fund or funds designated by such named executive officer from among a number of funds offered under the DCP. Officers may change their deemed investments from time to time. For fiscal 2007, the following twenty-three funds were available for investment under the DCP:

Fund Name

Merrill Lynch Institutional

Davis New York Venture Y

Oppenheimer Small & Mid Cap Value Y

American Funds – Growth Fund of America R5

Oakmark International I

Eaton Vance Dividend Builder A

Janus Advisor Forty A

PIMCO Total Return Instl

BlackRock Healthcare I

BlackRock Global Allocation I

Lazard Emerging Markets Open

BlackRock Eurofund I

Hotchkis & Wiley Large Cap Value I

Seligman Communications & Information I

DWS RREEF Real Estate Sec A

BlackRock S&P 500 Index I

Neuberger Berman Partners Trust

Franklin Small-Mid Cap Growth Advisor

John Hancock High Yield Bond A

Allianz OCC Renaissance Admin

PIMCO Real Return Instl

Fidelity Advisor Small Cap A

MainStay Small Cap Opportunity I

In accordance with federal law, elections to defer compensation generally must be made prior to the year in which the services to which the compensation relates will be performed. Once made, an election to defer compensation to be earned in the upcoming year is irrevocable. At the time a deferral election is made, the NEO chooses the date on which payment of the amount of compensation for the upcoming year credited to the DCP is to commence, as well as whether to receive the payments either in a lump sum or in up to fifteen annual installments. NEOs may change the form and timing of payments elected with respect to particular deferrals, subject to compliance with the terms of the DCP then in effect, including any grandfathered terms resulting from changes in applicable U.S. federal income tax laws or regulations.

Potential Payments and Benefits upon Termination or Change in Control

The table below reflects potential payments to our named executive officers in the event of a termination of employment based on the terms of employment agreements in as described above. The amounts shown represent our reasonable estimates of the amounts which would be paid to the named executive officers upon their termination, assuming in each case that the termination occurred on September 30, 2007, the last business day of our last fiscal year. The actual amounts to be paid can only be determined at the time of the named executive officers’ separation from the Authority. Due to the sovereignty of the Authority, potential payments upon change in control is not included within the table below as it is not applicable.

	Salary ($)	Target Bonus ($)	Continuation of Medical Benefits ($)	Penalty Payment (2) ($)	Relocation Expenses ($)	Total ($)
Mitchell Grossinger Etess
Termination without cause	5,343,931	1,781,309	13,522	459,220	—	7,597,982
Termination due to medical disability (1)	573,488	—	1,219,378	—	—	1,792,865
Jeffrey E. Hartmann
Termination without cause	4,914,125	1,638,040	13,522	500,000	—	7,065,687
Termination due to medical disability (1)	527,363	—	1,121,305	—	—	1,648,667
	—
LeoM. Chupaska
Termination without cause	796,900	265,633	9,416	—	—	1,071,949
Termination due to medical disability (1)	314,163	—	241,369			555,532
Anthony Patrone
Termination without cause	332,747	—	—	—	25,000	357,747
Robert J. Soper
Termination without cause	330,000	—	—	—	25,000	355,000

(1)	Pursuant to the agreement, for termination without cause, the continuation of medical benefits shall be provided by the Authority for a period of one year. For termination due to medical disability, pursuant to the agreement, the Authority is required to provide the Executive’s base compensation for a period of 180 days, thereafter if the Authority, at it’s option, ceases the agreement, shall pay 50% of the Executive’s Base salary for a period of two years commencing at the termination of the agreement.
(2)	For termination without cause, pursuant to the agreement, and if the Executive agrees to the early withdraw of his deferred compensation balance, at which time the Authority shall pay the penalty for early withdrawal, including the necessary gross up for income taxes. The above payment is assuming the Executive withdraws his deferred compensation on or before December 31, 2007, in which case the Authority will pay the lesser of the actual penalty or $500,000.

Messrs. Etess and Hartmann. Under our employment agreements with each of these executives, we may terminate the executive’s employment for “cause,” defined as (1) the executive’s violation of the non-competition, non-solicitation and non-disclosure covenants contained in the agreement, (2) the loss or suspension by the State of Connecticut of the executive’s license for Class III gaming for a period of thirty (30) consecutive days, (3) conviction of any crime committed by the executive involving fraud, theft or moral turpitude, or (4) an intentional material breach of the executive’s obligations under the agreement. In the event that we terminate either executive for cause, he is not entitled to any further compensation from and after the date of termination, except as described in the last sentence of this paragraph. In the event of termination other than for cause, the executive is entitled to receive a severance payment in the amount of his base annual salary plus an annual bonus equal to 33.3% of the base annual salary from the date of termination to the expiration date of this agreement in the same amount and at the same intervals as would have been paid had his employment continued. Should we terminate his employment other than for cause, the executive may withdraw his deferred compensation and in turn we have agreed, under certain circumstances outlined in the agreement, to pay the penalty for early withdrawal of the deferred compensation, in amounts not to exceed the maximum balances outlined in the agreement. Additionally in the event of termination other than for cause, we have agreed to pay the amount, if any, of income taxes payable by him in connection with any penalty payments made by the Authority in amounts not to exceed the maximum balances outlined in the agreement.

Mr. Chupaska. Under our employment agreement with Mr. Chupaska, we may terminate his employment for cause, as defined above. In the event that we terminate Mr. Chupaska for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Chupaska is entitled to receive a severance payment in the amount of his base annual salary plus an annual bonus equal to 33.3% of the base annual salary from the date of termination to the expiration date of this agreement in the same amount and at the same intervals as would have been paid had his employment continued.

Mr. Patrone. Under our employment agreement with Mr. Patrone, we may terminate his employment for cause, which is defined in Mr. Patrone’s agreement as (1) conviction of a criminal offense, (2) violation of the Authority’s standards and policies for personal conduct, (3) breach by Mr. Patrone of the covenants contained in his agreement, including his covenant not to compete, (4) Mr. Patrone aiding, abetting or assisting any other person to breach a covenant not to compete, (5) suspension of Mr. Patrone’s gaming license, (6) Mr. Patrone’s engagement, directly or indirectly, in a conflict of interest, (7) failure by Mr. Patrone to perform his duties, or (8) other serious misconduct by Mr. Patrone. In the event that we terminate Mr. Patrone for cause he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Patrone is entitled to receive a severance payment in the amount of one year of his base annual salary plus a lump sum of $25,000 for relocation expenses.

Mr. Soper. We are party to an employment agreement with Mr. Soper that contains provisions substantially identical to that of Mr. Patrone. The Authority and Mr. Soper are in the process of finalizing a new employment agreement reflecting his expanded duties and leadership role at Pocono Downs.

Compensation of the Management Board

The following table provides compensation information for fiscal year 2007 for each member of our Management Board. For additional information about the compensation paid to Roland Harris, who served as a member of the Management Board from October 1, 2006 until resigning that position to accept a position as Senior Vice President of Project Management at the Authority, please see “Compensation Committee Interlocks and Insider Participation” below.

Name	Fees Earned ($)	All Other Compensation (1) ($)	Total ($)
Bruce S. Bozsum*	180,107	280	180,387
Marilynn R. Malerba*	163,734	254	163,988
Allison D. Johnson*	130,987	203	131,190
Ralph James Gessner, Jr.*	130,987	203	131,190
William Quidgeon, Jr.*	130,987	203	131,190
Roberta J. Harris-Payne (2)	130,987	203	131,190
Mark F. Brown*	177,176	509	177,685
Mark W. Hamilton*	130,987	203	131,190
Cheryl A. Todd (3)*	73,050	117	73,167
Thayne D. Hutchins, Jr. (4)*	—	—	—
Roland J. Harris (5)	37,345	2,403	39,748

*	Represents current Management Board members.
(1)	Represents payment of premiums on life insurance policies for which the member is the owner.
(2)	Term expired effective October 1, 2007.
(3)	Succeeded Mr. Harris effective March 5, 2007.
(4)	Succeeded Mrs. Harris-Payne effective October 1, 2007.
(5)	Resigned from his position on the Board effective March 5, 2007.

Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Because of the dual role played by these individuals in the governance of the Authority as well as the Tribe itself, under the terms of an arrangement established at the time Mohegan Sun opened, the Authority is allocated the responsibility to fund a portion of the compensation paid to them. For fiscal 2007, the Authority was allocated 60% of these payment obligations, based on consideration of the amount of time that the Tribal Council functions in its capacity as the Management Board as opposed to its capacity as the Tribal Council, including participation in weekly Board meetings (and related preparation), weekly breakfast meetings with the MTGA executive team, bi-weekly executive committee meetings and, since October 2006, bi-weekly meetings relating to Project Horizon. In addition, certain members of the Tribal Council participate at the monthly board meetings relating to our diversification efforts involving gaming opportunities being undertaken by the Menominee and Cowlitz Tribes, travel with MTGA management to look at new opportunities, including potential opportunities in New York and Kansas as described elsewhere in this Form 10-K, and make periodic trips to Mohegan Sun at Pocono Downs. Because we believe that the 2008 activities of the Council will be consistent with their 2007 activities, we expect the Authority also will fund 60% of the compensation of these individuals for fiscal 2008.

Compensation Committee Interlocks and Insider Participation

As noted above, the entire Management Board serves as the compensation committee of the Authority. Effective March 5, 2007, Roland J. Harris resigned from his position in the Tribal Council, and therefore the Management Board, to accept a position as Senior Vice President of Project Management at the Authority. During the 2007 fiscal year, Mr. Harris was paid $306,286 in base salary and incentive compensation for his service as an officer of the Authority. Mr. Harris subsequently resigned from this position in December 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Procedure For Review Of Related Party Transactions

Potential conflicts of interest, including related party transactions reportable under SEC rules, must be approved in advance. The Company has a code of ethics, located on our website at “www.mtga.com”, which applies to our Chief Executive Officer and President (principal executive officer), our Chief Financial Officer (principal financial and accounting officer) and all other executive officers of the Authority, whom we refer to as our “Principal Officers”, and specifically addresses conflicts of interest. Pursuant to the code ethics, directors and officers with an actual or potential conflict of interest must disclose such conflict to the Director of Regulation, his designee or to the Chairman of the Management Board. Consistent with Authority practice, only the Management Board may waive a provision of this code of ethics for our officers or directors.

The Management Board reviews all transactions between the Authority and any of our officers and directors. In addition, the Authority’s corporate governance practices include procedures for discussing and assessing relationships, including business, financial and family member, among the Authority and its officers and directors, to the extent that they may arise. The Board reviews any transaction with a director to determine, on a case-by-case basis, whether a conflict of interest exists. The Board ensures that all directors voting on such a matter have no interest in the matter and discusses the transaction with counsel as deemed necessary.

Transactions between the Tribe, the Authority and the Authority’s Subsidiaries

On August 4, 2006, we purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. On October 17, 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan Credit Facility. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Other Diversification Projects—Cowlitz Project” for a further description of this transaction and other transactions with Salishan-Mohegan.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and certain administrative and miscellaneous services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2007, 2006 and 2005, we incurred $21.8 million, $19.8 million and $17.9 million, respectively, of expenses for such services.

We purchase the majority of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2007, 2006 and 2005, we incurred costs of $23.7 million, $19.7 million and $16.5 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to us during the fiscal year ended September 30, 2007. Prior to this transfer, we recorded $53,000, $2.8 million and $10.6 million of capital expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

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

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. For each of the fiscal years ended September 30, 2007, 2006 and 2005, we expensed $262,000 relating to these land lease agreements.

Distributions by the Authority to the Tribe

On August 1, 2001, we entered into an agreement with the Tribe, or the priority distribution agreement, which obligates us to make monthly payments to the Tribe to the extent of our net cash flow, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate payments by us to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow and are not secured by a lien or encumbrance on any of our assets or property. Our consolidated financial statements reflect payments associated with the priority distribution agreement of $16.8 million, $16.3 million and $15.8 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

In compliance with the restrictive covenants of our new bank credit facility and indentures, we distributed to the Tribe $58.2 million, $72.6 million and $51.7 million, net of $16.8 million, $16.3 million and $15.8 million, respectively, relating to priority distribution payments for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Mohegan Tribal Employment Rights Ordinance

On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, or the TERO, which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, as amended, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

Similarly, any entity awarding a contract to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference, however, is limited to contracts of $200,000 or less and is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity. The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract.

As of September 30, 2007, approximately 125 of our employees were members of the Tribe.

Corporate Governance and Management Board Independence

We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. The registered voters of the Tribe elect all members of the Tribal Council. Upon election, the Tribal Council and Management Board members each serve for a four year term on a staggered basis. Incumbent members of the Tribal Council do not nominate candidates for election. Accordingly, the Tribal Council and Management Board do not maintain a nominating committee, nor do they utilize any procedures to screen candidates for election. Instead, the registered voters of the Tribe elect all members of the Tribal Council. In order to qualify for, and seek election to a position on the Tribal Council, a person: (a) must be at least 21 years of age prior to the date of the election; (b) must be a registered voting member of the Tribe in good standing; (c) must not have been convicted of any violation of the Tribal Election Ordinance; and (d) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery.

As described above, all members of the Management Board are also members of the Tribal Council and the Tribe. Due to the relationships between the Tribe and the Authority described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal year 2007 and fiscal year 2006 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal year 2007 and fiscal year 2006.

	Fiscal Year 2007	Fiscal Year 2006
Audit fees…
	$806,981	$601,332
Audit-related fees…	72,941	144,699
Tax fees	7,400	13,825
All other fees…	3,000	4,515

Total………………	$890,322	$764,371

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

A(1). Financial Statements

The following financial statements and reports appear in this Form 10-K beginning on page F-2 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2007 and 2006

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2007, 2006 and 2005

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A (3). Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM

Bruce S. Bozsum Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 21, 2007.

Signature	Title

/s/ BRUCE S. BOZSUM Bruce S. Bozsum	Chairman and Member, Management Board

/s/ MARILYNN R. MALERBA Marilynn R. Malerba	Vice Chairman and Member, Management Board

/s/ MITCHELL GROSSINGER ETESS Mitchell Grossinger Etess	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

/s/ LEO M. CHUPASKA Leo M. Chupaska	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

/s/ ALLISON D. JOHNSON Allison D. Johnson	Recording Secretary and Member, Management Board

/s/ RALPH JAMES GESSNER JR. Ralph James Gessner Jr.	Corresponding Secretary and Member, Management Board

/s/ WILLIAM QUIDGEON JR. William Quidgeon Jr.	Treasurer and Member, Management Board

/s/ MARK F. BROWN Mark F. Brown	Member, Management Board

/s/ MARK W. HAMILTON Mark W. Hamilton	Member, Management Board

/s/ CHERYL A. TODD Cheryl A. Todd	Member, Management Board

/s/ THAYNE D. HUTCHINS JR. Thayne D. Hutchins Jr.	Member, Management Board

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

December 20, 2007

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$105,596	$75,246
Receivables, net	25,005	27,142
Inventories	17,119	15,353
Other current assets	19,041	19,967

Total current assets	166,761	137,708
Non-current assets:
Property and equipment, net	1,401,206	1,339,823
Goodwill	39,459	39,459
Other intangible assets, net	394,477	339,649
Other assets, net	78,074	57,718

Total assets	$2,079,977	$1,914,357

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$17,591	$3,550
Current portion of relinquishment liability	96,486	96,936
Trade payables	21,975	21,812
Accrued interest payable	20,274	21,011
Other current liabilities	177,265	129,039

Total current liabilities	333,591	272,348
Non-current liabilities:
Long-term debt, net of current portion	1,276,109	1,225,804
Relinquishment liability, net of current portion	406,858	451,038
Other long-term liabilities	735	542

Total liabilities	2,017,293	1,949,732
Minority interests	3,933	3,480
Commitments and contingencies
Capital:
Retained earnings (accumulated deficit)	58,751	(38,855)

Total capital	58,751	(38,855)

Total liabilities and capital	$2,079,977	$1,914,357

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended September 30, 2007	For the Fiscal Year Ended September 30, 2006	For the Fiscal Year Ended September 30, 2005
Revenues:
Gaming	$1,469,343	$1,279,835	$1,199,823
Food and beverage	102,097	95,786	91,994
Hotel	47,333	50,818	50,058
Retail, entertainment and other	133,139	121,532	112,191

Gross revenues	1,751,912	1,547,971	1,454,066
Less—Promotional allowances	(131,846)	(124,917)	(125,148)

Net revenues	1,620,066	1,423,054	1,328,918

Operating costs and expenses:
Gaming	869,554	720,063	682,978
Food and beverage	50,499	49,420	45,019
Hotel	16,959	16,883	16,114
Retail, entertainment and other	48,214	43,223	35,327
Advertising, general and administrative	231,585	201,122	186,446
Corporate expenses	10,507	10,558	11,465
Pre-opening costs and expenses	3,836	5,130	1,257
Depreciation and amortization	93,347	88,016	87,552
Relinquishment liability reassessment	2,997	39,407	123,624

Total operating costs and expenses	1,327,498	1,173,822	1,189,782

Income from operations	292,568	249,232	139,136

Other income (expense):
Accretion of discount to the relinquishment liability	(29,794)	(30,707)	(27,466)
Interest income	3,695	2,245	673
Interest expense, net of capitalized interest	(94,363)	(90,928)	(88,011)
Loss on early extinguishment of debt	—	—	(280)
Write-off of debt issuance costs	(71)	—	—
Other income (expense), net	(137)	24,508	(1,127)

Total other expense	(120,670)	(94,882)	(116,211)

Income from continuing operations before minority interests	171,898	154,350	22,925
Minority interests	648	420	514

Income from continuing operations	172,546	154,770	23,439
Discontinued operations:
Income from discontinued operations	94	147	228
Loss on sale of discontinued operations	(73)	—	—

Total income from discontinued operations (Note 17)	21	147	228

Net income	$172,567	$154,917	$23,667

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

Total Capital
Balance, September 30, 2004	$(61,039)
Net income	23,667
Distributions to Tribe	(67,500)

Balance, September 30, 2005	$(104,872)

Net income	154,917
Distributions to Tribe	(88,900)

Balance, September 30, 2006	$(38,855)

Net income	172,567
Distributions to Tribe	(75,000)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, September 30, 2007	$58,751

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
	September 30, 2007	September 30, 2006	September 30, 2005

Cash flows provided by (used in) operating activities:
Net income	$172,567	$154,917	$23,667
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	93,444	88,182	87,678
Accretion of discount to the relinquishment liability	29,794	30,707	27,466
Relinquishment liability reassessment	2,997	39,407	123,624
Cash paid for accretion of discount to the relinquishment liability	(30,022)	(29,897)	(28,085)
Gain on Pocono Downs purchase settlement	—	(25,444)	—
Accretion of discount to the gain on Pocono Downs purchase settlement	(1,584)	—	—
Loss on early extinguishment of debt	—	—	280
Net loss on disposition of assets	1,678	172	1,131
Net loss on sale of Erie OTW	73	—	—
Provision for losses on receivables	3,396	3,557	2,286
Amortization of debt issuance costs	3,835	2,976	3,106
Write-off of debt issuance costs	71	—	—
Amortization of net deferred gain on settlement of derivative instruments	455	444	711
Minority interests	(648)	(420)	(514)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	1,379	(12,886)	(2,948)
(Increase) decrease in inventories	(1,603)	573	(680)
Increase in other assets	(8,737)	(9,740)	(3,989)
Increase (decrease) in trade payables	163	(1,038)	(4,003)
Increase in other liabilities	18,831	9,367	17,345

Net cash flows provided by operating activities	286,089	250,877	247,075

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $28,331, $3,417 and $1,772, respectively	(133,864)	(98,503)	(49,219)
Payment of Category One slot machine license fee	(50,000)	—	—
Acquisition of Pocono Downs, net of cash acquired of $875	—	—	(280,114)
Acquisition of Menominee Project development rights and other related assets	(6,381)	—	—
Acquisition of Pautipaug Country Club assets	(4,651)	—	—
Proceeds from settlement of contract dispute	2,000	—	—
Proceeds from asset sales	362	449	186
Proceeds from sale of Erie OTW	6,967	—	—
Issuance of third party loans and advances	(4,461)	(3,405)	(6,494)
Payments received on third-party loans	512	678	463

Net cash flows used in investing activities	(189,516)	(100,781)	(335,178)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	233,000	750,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	(233,000)	(838,000)
Prior Bank Credit Facility borrowings—term loan	—	—	58,333
Prior Bank Credit Facility repayments—term loan	—	—	(150,000)
New Bank Credit Facility borrowings—revolving loan	206,000	—	—
New Bank Credit Facility repayments—revolving loan	(173,000)	—	—
Salishan Credit Facility borrowings—revolving loan	17,250	—	—
Line of credit borrowings	524,313	444,226	474,900
Line of credit repayments	(507,722)	(444,226)	(479,985)
Proceeds from the issuance of long-term debt	—	—	400,000
Payments on long-term debt, including capitalized leases	(3,584)	(14,970)	(2,000)
Minority interest contributions and advances	—	1,340	729
Principal portion of relinquishment liability payments	(47,399)	(44,731)	(42,540)
Distributions to Tribe	(75,000)	(88,900)	(67,500)
Capitalized debt issuance costs	(7,081)	(14)	(7,801)
Net proceeds from the settlement of derivative instruments	—	—	3,598

Net cash flows provided by (used in) financing activities	(66,223)	(147,275)	99,734

Net increase in cash and cash equivalents	30,350	2,821	11,631
Cash and cash equivalents at beginning of year	75,246	72,425	60,794

Cash and cash equivalents at end of year	$105,596	$75,246	$72,425

Supplemental disclosures:
Cash paid during the year for interest	$93,532	$91,305	$80,882

Acquisition: Pocono Downs
Fair value of assets acquired, including cash of $875	$—	$—	$285,915
Cash paid	—	—	280,989

Fair value of liabilities assumed	$—	$—	$4,926

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

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut. Refer to Note 3 for further information on Mohegan Golf.

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania (of which one referred to in Note 17 has been sold to a third party). The Authority views Mohegan Sun and the properties owned by the Pocono Downs entities as separate operating segments.

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and located in Clark County, Washington (the “Cowlitz Project”).

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

MTGA Gaming was formed in July 2007 to evaluate and pursue new business opportunities on behalf of the Authority. The Authority has designated MTGA Gaming as a restricted subsidiary, and it is therefore a guarantor of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes, all of which are defined in Note 9.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Authority and its majority and wholly owned subsidiaries. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, as it is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions have been eliminated.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the assessment of impairment and useful lives of intangible assets, estimated collectibility of receivables, the relinquishment liability, the liability associated with unredeemed Player’s Club points and employee medical coverage and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal year 2006 and 2005 consolidated financial statements have been reclassified to conform to the fiscal year 2007 presentation.

Cash and Cash Equivalents

The Authority classifies as cash and cash equivalents deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates market value.

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

Receivables from affiliates, which are recorded in other assets in the accompanying consolidated balance sheets, consist primarily of reimbursable costs and expenses incurred by: (1) Salishan-Mohegan for the development of a casino in La Center, Washington to be owned by the Cowlitz Tribe (see Note 16) and (2) WTG for the development of a casino in Kenosha, Wisconsin to be owned by the Menominee Tribe (see Note 4). The Salishan-Mohegan receivables are payable upon (1) the receipt of necessary financing for the development of the proposed casino and (2) the related property being taken into trust by the United States Department of the Interior. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. Due to the inherent uncertainty in the development of these casino projects, the Authority maintains a reserve for doubtful collection of these receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

land being taken into trust or other matters affecting the development of the casinos could affect the collectibility of the receivables.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the consolidated statement of income. The Authority believes no such impairment exists at September 30, 2007 and 2006.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. The Authority assessed the goodwill for impairment and determined there was no impairment of goodwill at September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

In January 2005, the Authority and its wholly owned subsidiary, MCV-PA, acquired all the partnership interests in the Pocono Downs entities. As part of the acquisition, the Authority gained the right to apply for a Category One slot machine license. The right to apply for the license was determined by management to be an intangible asset with an indefinite useful life. Management, with assistance from a third party valuation firm, estimated the fair value of the intangible asset to be $214.0 million (see Note 13). The third party valuation firm used the Income Approach—Excess Earnings Method. Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing by the Pennsylvania Gaming and Control Board (“PGCB”) in September 2006 and December 2006, respectively. A one-time slot machine license fee of $50.0 million was paid to the PGCB in October 2006, which was added to the existing slot machine license intangible asset of $214.0 million. The total slot machine license intangible asset of $264.0 million, with an indefinite useful life, is included in the accompanying consolidated balance sheet as of September 30, 2007. The slot license intangible asset is assessed at least annually for impairment pursuant to SFAS 142. The Authority applied the fair value test as of September 30, 2007 and 2006 and determined that no impairment existed.

In connection with the Relinquishment Agreement (see Note 14), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name used at or developed for Mohegan Sun. The trademarks were appraised by an independent valuation firm to have a value of $130.0 million. The independent valuation firm used the Income Approach—Relief from Royalty Method. The balance of the trademark is as follows (in thousands):

	As of September 30,
	2007	2006
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

In accordance with SFAS 142, the Mohegan Sun trademark is no longer subject to amortization over its estimated useful life as it has been deemed to have an indefinite useful life. However, SFAS 142 requires the trademark to be evaluated at least annually for impairment by applying a fair-value based test and, if impairment occurs, the amount of the impaired trademark must be written off immediately. The Authority applied the fair value test as of September 30, 2007 and 2006 and determined that no impairment existed.

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, management, with the assistance of an independent valuation firm, estimated a fair value for the player roster value, which is recorded as an intangible asset on the accompanying consolidated balance sheets, and the remainder of the acquisition cost has been recorded as franchise value, which is also included on the accompanying consolidated balance sheets. These assets are being amortized on a straight-line basis over their estimated useful lives. The Authority writes off a portion of the player roster value intangible asset and the related accumulated amortization when a Connecticut Sun player contract that was part of the original player roster is terminated. The loss associated with the write-off is included in depreciation and amortization expense in the accompanying consolidated statements of income. Refer to Note 15 for further discussion regarding the Authority’s accounting for these assets.

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC. The development rights, determined by management to be an intangible asset with an estimated fair value of $3.7 million, are included in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the accompanying consolidated balance sheet as of September 30, 2007. The development rights intangible asset will be amortized on a straight line basis over its estimated useful life of seven years, which will commence upon the opening of the proposed casino, and will be periodically reviewed for impairment in accordance with SFAS 142. The Authority has determined that no impairment exists as of September 30, 2007. Refer to Note 4 for further discussion regarding the Authority’s accounting for this asset.

In May 2007, Mohegan Golf completed the acquisition of substantially all of the assets of Pautipaug Country Club Inc. (“PCC”), including a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million. The membership intangible asset is included in the accompanying consolidated balance sheet as of September 30, 2007, and is being amortized on a straight line basis over its estimated useful life of fifteen years, and will be periodically reviewed for impairment in accordance with SFAS 142. The Authority has determined that no impairment exists as of September 30, 2007. Refer to Note 3 for further discussion regarding the Authority’s accounting for this asset.

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

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation and employee medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. In estimating these costs, the Authority considers historical loss experience and makes judgments about the expected levels of costs per claim. The Authority also uses information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Relinquishment Liability

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 14). The Authority reassesses the relinquishment liability (i) annually in conjunction with the Authority’s budgeting process or (ii) when necessary to account for material increases or decreases in projected

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk-free rate of investment (an incremental layer). If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate (a decremental layer). The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

The carrying amount of cash and cash equivalents, promissory notes, mortgages and bank financing facilities approximate fair value. The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2007	2006
2005 6 1/8% Senior Notes	$239.7	$244.4
2001 8 3/8% Senior Subordinated Notes	$16.3	$17.0
2002 8% Senior Subordinated Notes	$254.1	$258.8
2003 6 3/8% Senior Subordinated Notes	$326.7	$327.5
2004 7 1/8% Senior Subordinated Notes	$225.3	$223.9
2005 6 7/8% Senior Subordinated Notes	$146.8	$146.3

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2007.

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

Promotional Allowances

The Authority operates a complimentary Player’s Club program in which food and beverage, hotel, retail, entertainment and other services are provided to guests at Mohegan Sun and Mohegan Sun at Pocono Downs based on points that are earned through gaming activities. The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances, except for the redemption at third party tenant restaurants and the Shops at Mohegan Sun, which are charged directly to gaming expenses.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Authority has ongoing promotional programs which offer coupons to its guests for the purchase of food, beverages, hotel and retail amenities offered at Mohegan Sun, and food, beverages and retail amenities offered at Mohegan Sun at Pocono Downs. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities and at Mohegan Sun at Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Food and beverage	$48,138	$46,894	$44,757
Hotel	16,385	17,356	16,292
Retail, entertainment and other	67,323	60,667	64,099

Total	$131,846	$124,917	$125,148

The estimated cost of providing such promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Food and beverage	$49,243	$48,352	$44,877
Hotel	8,866	8,734	7,731
Retail, entertainment and other	54,781	46,874	49,372

Total	$112,890	$103,960	$101,980

The Authority records free or discounted food and beverage and other services in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The Authority also offers cash inducements and discounts on patron losses at Mohegan Sun in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $10.3 million, $11.2 million and $4.4 million relating to discounts provided on patron losses for fiscal years ending September 30, 2007, 2006 and 2005, respectively, and $752,000, $577,000 and $266,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Gaming Expenses

Gaming expenses primarily include the slot win contribution, which the Authority is required to pay to the State of Connecticut (see Note 13), gaming taxes and regulatory fees, which the Authority is required to pay to the Commonwealth of Pennsylvania (see Note 13), expenses associated with operation of slot machines, table games, keno, live harness racing at Mohegan Sun at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club programs offered at Mohegan Sun and Mohegan Sun at Pocono Downs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2007, 2006 and 2005 were $42.8 million, $39.3 million and $39.8 million, respectively. The Company did not record any prepaid advertising at September 30, 2007. Prepaid advertising on the Authority’s consolidated balance sheet at September 30, 2006 was $573,000.

Corporate Expenses

Corporate expenses represent unallocated payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Mohegan Sun at Pocono Downs. In addition, corporate expenses include the costs associated with the Authority’s evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become probable.

Pre-Opening Costs and Expenses

For the fiscal years ended September 30, 2007, 2006 and 2005, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the development of a Phase I slot facility at Mohegan Sun at Pocono Downs. Construction of the Phase I slot facility commenced in September 2005 and was completed in November 2006. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year financial statement misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The application of this guidance did not have a material impact on the Authority’s financial position, results of operations or cash flows for the fiscal year ended September 30, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt FAS 141(R) and FAS 160 simultaneously in its fiscal year beginning October 1, 2009. The provisions of FAS 141(R) will only impact the Authority if it is party to a business combination after the pronouncement has been adopted. The Authority is currently evaluating the effects, if any, that FAS 160 may have on its financial position, results of operations and cash flows.

NOTE 3—MOHEGAN GOLF, LLC:

On May 17, 2007, Mohegan Golf completed the acquisition of substantially all of the assets of PCC located in Sprague and Franklin, Connecticut, which was renamed Mohegan Sun Country Club at Pautipaug. Mohegan Golf incurred acquisition costs of $4.7 million for the property and other items acquired from PCC, which was allocated among the following assets and liabilities: (1) property and equipment valued at $3.1 million; (2) a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million; (3) current assets of $210,000; (4) environmental obligations of $300,000; and (5) capital lease obligations of $34,000. The membership intangible asset will be amortized on a straight line basis over its estimated useful life of fifteen years and will be periodically reviewed for impairment in accordance with SFAS 142. As of September 30, 2007, accumulated amortization on the membership intangible asset was $43,000. The Authority expects to incur $113,000 in amortization expense for each of the next five years related to the membership intangible asset. The results of operations for Mohegan Sun Country Club are included in the accompanying consolidated financial statements from date of acquisition (May 17, 2007) through September 30, 2007. Pro forma operating results for the 2007 acquisition are not presented because the results would not be materially different from historical results.

NOTE 4—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In March 2007, the Authority formed a wholly owned subsidiary, MVW, one of two members in WTG. WTG is a majority-owned subsidiary of the Authority also formed in March 2007, whose other member is MV, a wholly owned subsidiary of the Tribe. The Authority has designated MVW and WTG as restricted subsidiaries, and they are therefore guarantors of the Authority’s debt obligations under the New Bank Credit Facility, the 2005 Senior Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes, all of which are defined in Note 9.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WTG paid $6.4 million in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4.4 million for project advances; (2) a development rights intangible asset valued at $3.7 million; (3) a note payable to MV of $1.1 million; and (4) a note payable to MKGA of $600,000. The purchase amount was contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG to capital in return for its initial membership interest in WTG. The development rights intangible asset will be amortized on a straight line basis over its estimated useful life of seven years, which will commence upon the opening of the proposed casino, and will be periodically reviewed for impairment in accordance with SFAS 142. Pursuant to the development agreement, the receivables from MKGA, and related accrued interest, generally are reimbursable to WTG upon the receipt of necessary financing for the development of the proposed casino.

NOTE 5—CASH AND CASH EQUIVALENTS:

At September 30, 2007 and 2006, the Authority had cash and cash equivalents of $105.6 million and $75.2 million, respectively. As of September 30, 2007, no amounts were invested in deposits that could be redeemed on demand and investments with original maturities of less than three months when purchased compared to $980,000 at September 30, 2006. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

NOTE 6—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2007	2006
Gaming	$21,485	$23,972
Hotel	1,263	1,318
Other	6,271	5,296

Subtotal	29,019	30,586
Allowance for doubtful accounts	(4,014)	(3,444)

Total receivables, net	$25,005	$27,142

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2007	2006
Land	$57,247	$60,007
Land improvements	48,313	48,317
Buildings and improvements	1,332,138	1,268,544
Furniture and equipment	426,330	382,382
Construction in process	75,898	48,873

Subtotal	1,939,926	1,808,123
Less: accumulated depreciation	(538,720)	(468,300)

Total property plant and equipment, net	$1,401,206	$1,339,823

For the fiscal years ended September 30, 2007, 2006 and 2005, depreciation expense totaled $92.8 million, $87.2 million and $86.5 million, respectively. Capitalized interest totaled $1.7 million, $1.2 million and $21,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

NOTE 8—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2007	2006
Prepaid expenses	$7,273	$11,098
Non-qualified deferred compensation	11,768	8,869

Total other current assets	$19,041	$19,967

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2007	2006
Accrued payroll and related taxes and benefits	$60,927	$53,876
Slot win contribution payable (Note 13)	19,317	19,547
Construction Payables	33,648	5,317
Miscellaneous other current liabilities	63,373	50,299

Total other current liabilities	$177,265	$129,039

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	September 30, 2007	September 30, 2006
New Bank Credit Facility	$33,000	$—
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	4,000	5,000
Line of Credit	16,591	—
Salishan Credit Facility	17,250	—
Mortgage—Salishan-Mohegan	—	2,550
MKGA Note Payable (Note 4)	600	—

Subtotal	1,292,786	1,228,895
Net deferred gain on derivative instruments sold	914	459

Total debt	$1,293,700	$1,229,354

Maturities of the Authority’s debt as of September 30, 2007 are as follows (in thousands):

Fiscal Year	Long-Term Debt Maturities
2008	$17,591
2009	348,250
2010	1,000
2011	17,345
2012	283,000
Thereafter	625,600

Subtotal	$1,292,786

Prior Bank Credit Facility

On March 9, 2007, the Authority repaid the entire outstanding $55.0 million of indebtedness under its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”), for up to $450.0 million from a syndicate of financial institutions and commercial banks. As of March 9, 2007, the Prior Bank Credit Facility was extinguished and certain unamortized debt issuance costs of $71,000 were charged as a write-off of debt issuance costs in the accompanying consolidated statement of income for the fiscal year ended September 30, 2007. Accrued interest, including commitment fees, on the Prior Bank Credit Facility was $825,000 as of September 30, 2006.

New Bank Credit Facility

On March 9, 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “New Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The New Bank

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility replaces the Authority’s Prior Bank Credit Facility. The total commitment on the new facility may be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the New Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of September 30, 2007, the amount under letters of credit totaled $6.8 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the New Bank Credit Facility, the Authority had approximately $960.2 million of available borrowing under the New Bank Credit Facility as of September 30, 2007 (without taking into account covenants under the Line of Credit described below).

The New Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the New Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the New Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The New Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, the Authority’s maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its New Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The New Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•

except under specific conditions, limit the Authority from selling or disposing of its assets, limit the transfer of the Authority’s and its guarantor subsidiaries’ assets to its non-guarantor subsidiary, limit the incurrence by the Authority and its guarantor subsidiaries of other debt or contingent obligations and limit the Authority’s and its guarantor subsidiaries’ ability to extend credit, make investments or commingle their assets with assets of the Tribe.

As of September 30, 2007, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the New Bank Credit Facility.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the New Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2007, the Authority had $33.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of: (1) a $24.0 million loan based on a one-month Eurodollar rate of 5.75% plus an Applicable Rate of 1.25% and (2) a $9.0 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 1.25%. The Applicable Rate for commitment fees was 0.20% as of September 30, 2007. Accrued interest, including commitment fees, on the New Bank Credit Facility was $96,000 as of September 30, 2007.

The initial advances under the New Bank Credit Facility on March 9, 2007 totaled $62.0 million in base rate advances under the revolving loan. The proceeds from these advances were used to refinance the Authority’s Prior Bank Credit Facility, pay costs related to entering into the New Bank Credit Facility and fund certain operating costs.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the New Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of September 30, 2007 and September 30, 2006, accrued interest on the 2005 Senior Notes was $1.9 million.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2007. As of September 30, 2007 and September 30, 2006, accrued interest on the 2001 Senior Subordinated Notes was $342,000.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of September 30, 2007 and September 30, 2006, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of September 30, 2007 and September 30, 2006, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of September 30, 2007 and September 30, 2006, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the New Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of September 30, 2007 and September 30, 2006, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of September 30, 2007, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.5%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2007 and 2006, accrued interest on the WNBA Note was $187,000 and $224,000, respectively. Refer to Note 15 for a further discussion of the Authority’s investment in a WNBA franchise.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit matures on March 31, 2008 and subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the New Bank Credit Facility. As of September 30, 2007, the Authority had $16.6 million in loans outstanding under the Line of Credit, which were based on a one-month Eurodollar rate of 5.14% plus an Applicable Margin of 0.90%. As of September 30, 2007, the Authority was in compliance with all covenant requirements in the Line of Credit and had $8.4 million available for borrowing under the Line of Credit. As of September 30, 2007 and 2006, accrued interest on the Line of Credit was $17,000 and $9,000, respectively.

Mortgage Payable

In July 2004, the Authority’s wholly owned subsidiary, Mohegan Ventures-NW, formed a limited liability company, Salishan-Mohegan, with Salishan Company, LLC (“Salishan Company”), an unrelated third party. Upon formation of Salishan-Mohegan, Salishan Company contributed, among other things, land with a mortgage payable of $2.6 million. The mortgage payable bore interest due on a monthly basis at an annual rate of 9.5%, with the principal balance payable in full by Salishan-Mohegan on the maturity date of March 28, 2007. Any and all amounts paid by Salishan-Mohegan, including interest payments, pursuant to this agreement are reimbursable by the Cowlitz Tribe provided certain events occur, as described in the development agreement between Salishan-Mohegan and the Cowlitz Tribe. In October 2006, Salishan-Mohegan paid off the mortgage payable with loan proceeds from the Salishan Credit Facility described below. Accrued interest on the mortgage payable was $20,000 as of September 30, 2006.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW. Another $2.6 million in loan proceeds were used to pay off a mortgage payable. As of September 30, 2007, Salishan-Mohegan had $7.7 million of available borrowings under the Salishan Credit Facility. As of September 30, 2007, Salishan-Mohegan had $17.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2007 were comprised of : (1) a $15.5 million loan based on a one-month Eurodollar rate of 5.50% plus an Applicable Rate of 2.25% and (2) $1.8 million in loans based on a one-month Eurodollar rate of 5.80% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2007. Accrued interest on the Salishan Credit Facility was $42,000 as of September 30, 2007.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2007 or 2006.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal years ended September 30, 2007, 2006 and 2005, the Authority recorded amortization of $455,000, $444,000 and $711,000 to reduce interest expense related to the sale of these derivative instruments. The Authority expects to record $456,000 to offset interest expense over the next twelve months.

Letters of Credit

As of September 30, 2007, the Authority maintained four uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise, overdue amounts for purses due to horsemen at Pocono Downs that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire(d) on August 31, 2008, January 25, 2008, November 17, 2007 and September 5, 2008, respectively, subject to renewals. As of September 30, 2007, no amounts were drawn on the letters of credit.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—LEASES:

The Authority leases space to certain tenants in the Shops at Mohegan Sun and certain other Mohegan Sun outlets. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Arena. The minimum future rental income on non-cancelable leases expected to be earned by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Minimum Future Rental Income	$3,847	$4,000	$3,962	$4,029	$1,970	$3,725	$21,533

The Authority is liable under numerous operating leases for equipment and buildings for the Pocono Downs properties, which expire in various years through 2012, subject to renewal. Total rental expense for the Pocono Downs properties was $3.2 million, $424,000 and $235,000 for the fiscal years ended September 30, 2007 and 2006 and the period from date of acquisition to September 30, 2005, respectively. The minimum future rental expense on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Year Ending September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Minimum Future Rental Expense	$304	$21	$5	$5	$4	—	$339

The Authority also has loaned funds to tenants related to the Shops at Mohegan Sun and certain other Mohegan Sun outlets. As of September 30, 2007 and 2006, outstanding tenant loans were $2.0 million and $2.6 million, respectively. These loans mature in periods between three and ten years. These amounts, net of allowance for doubtful accounts, have been included in other assets in the accompanying consolidated balance sheets.

NOTE 11—RELATED PARTY TRANSACTIONS:

On August 4, 2006, the Authority purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. On October 17, 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan Credit Facility. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan (see Note 16). Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

Roland J. Harris, a member of the Authority’s Management Board, resigned from his position in the Tribal Council, and therefore the Management Board, on December 11, 2006 to accept a position as Senior Vice President of Project Management at the Authority. Mr. Harris subsequently resigned from this position in November 2007.

The Tribe provides governmental and certain administrative and miscellaneous services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2007, 2006 and 2005, the Authority incurred $23.7 million, $19.8 million and $17.9 million, respectively, of expenses for such services.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease (see Note 13). The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $262,000 relating to these land lease agreements for each of the fiscal years ended September 30, 2007, 2006 and 2005.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2007, 2006 and 2005, the Authority incurred costs of $23.6 million, $19.7 million and $16.5 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the fiscal year ended September 30, 2007. Prior to this transfer, the Authority recorded $53,000, $2.8 million and $10.6 million of capital expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

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

As of September 30, 2007, approximately 125 employees of the Authority were members of the Tribe.

NOTE 12—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and section 401(a) of the Internal Revenue Code (“the Mohegan Retirement and 401(k) Plan”). The 401(k) portion of the plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 25% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. Contributions to the retirement portion of the plan by the Authority are discretionary and are allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible for the Mohegan Retirement and 401(k) plan after 90 days of employment and become fully vested after six years of credited service. For the fiscal years ended September 30, 2007, 2006 and 2005, the Authority has contributed $10.2 million, $9.5 million and $9.1 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority, together with the Tribe, maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain key employees. This plan allows participants to defer up to 100% of their pre-tax income to the plan. For the fiscal years ended September 30, 2007, 2006 and 2005, employee contributions, net of withdrawals and changes in fair value of investments, totaled $2.9 million, $1.9 million and $2.7 million, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

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

The Authority reflected expenses associated with the Slot Win Contribution totaling $230.4 million, $226.3 million and $215.2 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007 and 2006, outstanding Slot Win Contribution payments to the State of Connecticut totaled $19.3 million and $19.5 million, respectively.

Category One Slot Machine License

On September 27, 2006, a conditional Category One slot machine license was granted to Downs Racing by the PGCB for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of the one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006. The PGCB approved a permanent Category One slot machine license for Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation within 12 months of the issuance of the conditional slot machine license. In November 2007, the PGCB granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

The Race Horse Development and Gaming Act of 2004 stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc. (the “PHHA”) and local share assessments to be paid to the host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for the payment of slot machine tax assessments to the PGCB, which is included in other assets in the accompanying consolidated balance sheet as of September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority reflected expenses associated with the PGCB slot machine tax assessments totaling $92.2 million for the fiscal year ended September 30, 2007. As of September 30, 2007, a liability for slot machine tax payments owed to the PGCB of $6.1 million was recorded in the accompanying consolidated balance sheet.

PGCB Regulatory Fees

In addition to the slot machine tax payments described above, the holders of slot machine licenses are also required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators that are currently open is deferred until all licensed entities are opened. In order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million, as well as a payment of $7.0 million from current licensees, were granted to the PGCB from gaming tax funds received by the Commonwealth of Pennsylvania. These loans cover expenses incurred by the PGCB from inception to June 30, 2008, and are expected to be repaid in total by the slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportional to each licensee’s gross slot machine revenues.

Based upon an estimate of Down’s Racing’s slot machine revenues compared to current and future licensees in the Commonwealth, Downs Racing is recording expenses associated with the reimbursement of PGCB operating expenses at a rate of 1.5% of gross slot machine revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this fee assessment totaling $2.4 million for the fiscal year ended September 30, 2007. As of September 30, 2007, a liability for regulatory fee payments owed to the PGCB of $54,000 was recorded in the accompanying consolidated balance sheet. Downs Racing has also made a prepayment to the PGCB of $800,000 for a portion of their incurred expenses, which was recorded in prepaid expenses in the accompanying consolidated balance sheet as of September 30, 2007.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $16.8 million, $16.3 million and $15.8 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land Lease from the Tribe to the Authority

The land upon which Mohegan Sun is situated is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was amended in March 2007 to update the legal description of the property covered under the lease, which was approved by the Secretary of the Interior on April 9, 2007. Summarized below are several key provisions of this lease.

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

Permitted Mortgages and Rights of Permitted Mortgages

The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing the Authority’s obligations under the New Bank Credit Facility granted by the Authority that provides, among other things, that (1) the Tribe will have the right to notice of, and to cure, any default of the Authority, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure, and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease.

As provided in the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $3.6 million.

Pocono Downs Purchase Settlement

On August 7, 2006, the Authority and the seller of the Pocono Downs entities, a subsidiary of Penn National Gaming Inc. (“Penn National”), entered into an amendment of the Pocono Downs Purchase Agreement. Penn National joined in this amendment to confirm its continuing guaranty of the performance of its subsidiaries under the Pocono Downs Purchase Agreement, as amended. Pursuant to the amendment, the Authority will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The first installment of $7.0 million was received on November 14, 2007. Pursuant to the amendment, the seller and the Authority agreed to modify certain provisions of the Pocono Downs Purchase Agreement, including: 1) the elimination of the Authority’s post-closing termination rights; 2) the elimination of the seller’s indemnification obligations for costs in excess of $2.0 million incurred with respect to remedial actions in connection with certain environmental conditions at Mohegan Sun at Pocono Downs; and 3) the elimination of certain other post-closing indemnification obligations of the seller, including those relating to claims asserted in connection with a specific property tax matter, described below. Pursuant to SFAS 141, “Business Combinations”, and other relevant accounting guidance, the $25.2 million present value of the payments for the $30.0 million refund, calculated utilizing the Authority’s risk-free rate of investment, was recorded as a non-current receivable in other assets in the consolidated balance sheet as of September 30, 2007 and as a non-operating gain in other income in the consolidated statement of income for the fiscal year

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended September 30, 2007. The difference between the present value and the contract value of $30.0 million is being recorded as other non-operating income over the duration of the payment schedule. Accretion of discount to the gain on the Pocono Downs purchase settlement was $1.6 million and $216,000 for the fiscal years ended September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Pocono Downs purchase settlement receivable was $27.0 million and $25.4 million, respectively.

Horsemen’s Agreement

On January 25, 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Mohegan Sun at Pocono Downs harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Mohegan Sun at Pocono Downs and the OTW facilities through December 31, 2010.

Among other things, the agreement provides for the payment of 4.3% of all pari-mutuel wagering held at the Mohegan Sun at Pocono Downs facilities to the PHHA. This amount comprises the payment of $420,000 in certain operating costs and expenses for the PHHA, with the remainder allocated to purses owed to the horsemen for each live racing event. Downs Racing is also required to distribute to the PHHA 2.5% and 1.1% in fees earned on live races conducted at Mohegan Sun at Pocono Downs and simulcast to wagering locations inside and outside Pennsylvania, respectively.

Also, as previously described above, the Race Horse Development and Gaming Act of 2004 requires the holders of slot machine licenses to make payments to the PHHA of up to 12% of slot machine revenues. Pursuant to the terms of the agreement with the PHHA, a liability for amounts due to the PHHA for purses earned by the horsemen but not yet paid, and other fees, of $2.1 million and $453,000 was recorded in the accompanying consolidated balance sheets as of September 30, 2007 and 2006, respectively.

Pennsylvania Property Tax Litigation

As the successor owner of Downs Racing, the Authority was involved in a dispute with the Wilkes-Barre Area School District, which had filed an appeal in November 2001 against Downs Racing’s predecessor company, Pocono Downs, Inc., and the Luzerne County Board of Assessment Appeals relating to certain property tax assessments. The school district challenged the certified assessment for the tax year 2002, and sought an increase to the assessed value of that property for 2002 and subsequent tax years, including additional assessments for tax year 2007. A final settlement was reached in June 2007 between the various parties in the litigation and the settlement was subsequently approved by the Luzerne County Court. Based on the settlement, the Authority’s liability for this litigation covering tax periods through June 30, 2007 was approximately $3.5 million, which was recorded as a charge to the Authority’s income from operations for the fiscal year ended September 30, 2007. Downs Racing will continue to make agreed upon payments with the Wilkes-Barre Area School District for each tax year through 2015. The total amount of these payments is $18.2 million.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and TCA entered into an agreement (the “Relinquishment Agreement” or the “Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2007, the carrying amount of the relinquishment liability was $503.3 million as compared to $548.0 million at September 30, 2006. The decrease in the relinquishment liability during the fiscal year ended September 30, 2007 is due to $77.5 million in relinquishment payments, offset by a $3.0 million reassessment adjustment of the relinquishment liability and $29.8 million representing the accretion of discount to the relinquishment liability. Of the $77.4 million in relinquishment payments, $47.4 million represents payment of principal and $30.0 million represents payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2006, the Authority paid $74.6 million in relinquishment payments, consisting of $44.7 million in principal amounts and $29.9 million representing the payment of the accretion of discount to the relinquishment liability. During the fiscal year ended September 30, 2005, the Authority paid $70.6 million in relinquishment payments, consisting of $42.5 million in principal amounts and $28.1 million representing the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At September 30, 2007 and September 30, 2006, relinquishment payments earned but unpaid were $20.8 million and $20.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The relinquishment liability reassessment adjustment of $3.0 million, $39.4 million and $123.6 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, resulted from revised revenue projections as of the end of the current year compared to estimates of revenue projections as of the end of the prior year on the determination of the relinquishment liability.

In fiscal year 2007, based on updated projections for Project Horizon and delayed competition in the Northeast gaming market, both having the effect of increasing future Mohegan Sun revenues, the Authority concluded that projected revenues from Mohegan Sun subject to the Relinquishment Agreement over the remaining period of the Agreement, which expires on December 31, 2014, would increase by approximately $139.8 million, thereby increasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability charge of $3.0 million for the quarter ended September 30, 2007.

In fiscal year 2006, the Authority reviewed current revenue forecasts, including estimated timing and extent of future competition, and significantly increased revenue projections for the period in which the Relinquishment Agreement applies, primarily due to the approval by the Management Board of the Authority in October 2006 of an expansion of Mohegan Sun referred to as “Project Horizon,” and management’s estimates of the impact this expansion will have on future competition assumptions. The Authority concluded that projected revenues from Mohegan Sun subject to the Relinquishment Agreement over the remaining period of the Agreement would increase by approximately $878.2 million, thereby increasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability charge of $39.4 million for the quarter ended September 30, 2006.

In fiscal year 2005, the Authority reviewed current revenue forecasts, including estimated timing and extent of future competition, and significantly increased revenue projections for the period in which the Relinquishment Agreement applies, primarily due to material changes in the Connecticut gaming market subsequent to September 30, 2005. On May 13, 2005, the United States Interior Board of Indian Appeals overturned the federal recognition of the Historical Eastern Pequot Tribe and the Schaghticoke Tribe of Kent, Connecticut. These decisions were remanded to the United States Secretary of the Interior for reconsideration. The Authority concluded this ruling was not substantive enough to warrant a reassessment of the relinquishment liability at that time. However, on October 12, 2005, the Bureau of Indian Affairs upon reconsideration denied the federal recognition of these two Indian tribes which had expressed interest in building casinos in the close proximity of Mohegan Sun in Connecticut. As a result of this decision and other developments involving the revaluation of the impact to future Mohegan Sun revenues from potential competition in the Northeast gaming market, the Authority concluded events had occurred which are projected to increase revenues at Mohegan Sun over the remaining relinquishment period by approximately $3.2 billion and, therefore, substantially increase the related relinquishment liability, causing the Authority to account for a non-cash relinquishment liability charge of $123.6 million for the quarter ended September 30, 2005.

NOTE 15—INVESTMENT IN WNBA FRANCHISE:

On January 27, 2003, the Authority created a wholly owned subsidiary, MBC, for the purpose of owning and operating a professional basketball team in the WNBA. On January 28, 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement set forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the New Bank Credit Facility and senior and senior subordinated notes. Refer to Note 19 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the acquisition, management, with assistance from a third party valuation firm, estimated the fair value of the player roster to be $4.8 million, and the remaining $5.5 million of MBC’s aggregate investment was recorded as franchise value. The player roster value is being amortized over seven years, and the franchise value is being amortized over thirty years. Since the date of acquisition to September 30, 2007, write-offs of player contracts included on the original player roster totaled $2.8 million. As of September 30, 2007 and 2006, accumulated amortization on the player roster value was $1.3 million and $1.1 million, respectively. As of September 30, 2007 and 2006, accumulated amortization on the franchise value was $854,000 and $671,000, respectively. For the fiscal years ended September 30, 2007, 2006 and 2005, amortization expense associated with these intangible assets totaled $531,000, $918,000 and $1.1 million, respectively, including charges totaling $58,000, $405,000 and $458,000 related to net write-offs of certain player contracts included on the original player roster, in the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The Authority expects to incur $465,000 in amortization expense for each of the next two years, $276,000 in the third year and $183,000 in the fourth and fifth years, respectively, related to these assets.

In connection with MBC’s purchase of a membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s Board of Governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2007, there were no cash capital contributions required by WNBA, LLC.

NOTE 16—MOHEGAN VENTURES-NORTHWEST, LLC:

On July 23, 2004, the Authority formed Mohegan Ventures-NW as a wholly owned subsidiary of the Authority and one of three members in Salishan-Mohegan, formed with Salishan Company, an unrelated third party, to participate in the development and management of a casino to be located in Clark County, Washington. The proposed casino (the “Cowlitz Project”) will be owned by the Cowlitz Tribe. The Mohegan Tribe is also a member of Salishan-Mohegan. Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan. Salishan-Mohegan was designated as an unrestricted subsidiary of the Authority and therefore is not required to be a guarantor of the Authority’s debt obligations.

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property in Clark County, Washington. On January 3, 2006, in accordance with the option agreements, the Authority exercised certain of these options and purchased two respective parcels for $7.5 million, including closing costs for purposes of the Cowlitz Project. On April 28, 2006, the Authority closed on the remaining option and purchased the respective parcel for $3.2 million, including closing costs and net of total purchase option payments made in prior periods of $1.6 million. The option agreements also required a cumulative payment of $2.4 million for fees related to extending the options to purchase all three parcels, which were due at the closing of the last parcel.

Pursuant to the development agreement described below, the notes receivable contributed to Salishan-Mohegan and amounts paid by Salishan-Mohegan subsequent to formation related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined in the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receipt of necessary financing for the development of the proposed casino; and (2) the property being taken into trust by the United States Department of the Interior. Notes receivable bear interest at the Wall Street Journal Prime Rate plus 2% or 3%, compounded annually. As of September 30, 2007 and 2006, receivables from the Cowlitz Tribe totaled $20.1 million and $13.4 million, respectively, including accrued interest, offset by a $6.0 million and $4.0 million reserve in the consolidated balance sheets, respectively.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures–NW and the Tribe pursuant to the Salishan- Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the NIGC.

NOTE 17—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National, the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. and Presque Isle Downs Inc., collectively known as Presque Isle, for $7.0 million. Penn National assigned its rights to proceeds under this agreement to Downs Racing upon its acquisition by the Authority. Accordingly, Presque Isle was required to make the $7.0 million payment to Downs Racing upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results and sale of its Erie OTW facility from its Pocono Downs operating segment as income from discontinued operations and loss on sale of discontinued operations, respectively, in the accompanying consolidated statements of income, which includes total net revenues from the Erie OTW facility of $2.6 million, $3.4 million and $2.7 million for the fiscal years ended September 30, 2007 and 2006 and the period from date of acquisition to September 30, 2005, respectively. As of September 30, 2006, assets held for sale totaled $7.1 million, which were comprised of the property and equipment of the Erie OTW operations, net of accumulated depreciation.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SEGMENT REPORTING:

As of September 30, 2007, the Authority owns and operates the Mohegan Sun and Mohegan Sun Country Club properties in Connecticut and, through the Pocono Downs entities, operates a gaming and entertainment facility offering slot machines and harness racing and several OTW facilities in Pennsylvania (of which one referred to in Note 17 has been sold to a third party and is not reported in the below segment information). All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance of the operating results and determine the proper allocation of resources to the Mohegan Sun entities in Connecticut, which also include MBC’s ownership of the Connecticut Sun WNBA franchise, and the Pocono Downs entities in Pennsylvania on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the Connecticut entities, and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Fiscal Year Ended September 30,
	2007 (1)	2006	2005 (2)
Net revenues:
Mohegan Sun	$1,430,560	$1,392,958	$1,305,686
Pocono Downs	189,506	30,096	23,232

Total	1,620,066	1,423,054	1,328,918

Income (loss) from operations:
Mohegan Sun	290,014	267,415	150,914
Pocono Downs	16,137	(7,547)	(295)
Corporate	(10,586)	(10,636)	(11,483)

Total	295,565	249,232	139,136

Accretion of discount to the relinquishment liability	(29,794)	(30,707)	(27,466)
Interest income	3,695	2,245	673
Interest expense, net of capitalized interest	(94,363)	(90,928)	(88,011)
Write-off of debt issuance costs	(71)	—	—
Loss on early extinguishment of debt	—	—	(280)
Other income (expense), net	(137)	24,508	(1,127)

Income from continuing operations before minority interests	174,895	154,350	22,925
Minority interests	648	420	514

Income from continuing operations	175,543	154,770	23,439
Total income from discontinued operations	21	147	228

Net income	$175,564	$154,917	$23,667

	For the Fiscal Year Ended September 30,
	2007	2006	2005 (2)
Capital expenditures:
Mohegan Sun	$103,742	$44,375	$45,367
Pocono Downs	58,449	44,448	5,148
Corporate	4	13,097	476

Total	$162,195	$101,920	$50,991

	September 30,	September 30,
	2007	2006
Total assets:
Mohegan Sun	$1,540,349	$1,505,258
Pocono Downs (including goodwill of $39,459)	444,206	333,820
Corporate	95,422	75,279

Total	$2,079,977	$1,914,357

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.
(2)	Period from date of inception (January 25, 2005) to September 30, 2005 for the Pocono Downs entities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2007, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 18 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor subsidiary, Salishan-Mohegan, as of September 30, 2007 and 2006 and for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,260,092	$121,163	$19,951	$—	$1,401,206
Intercompany receivables	220,006	10,372	—	(230,378)	—
Investment in subsidiaries	214,011	2,788	—	(216,799)	—
Other intangible assets, net	119,827	274,650	—	—	394,477
Other assets, net	200,534	69,491	14,269	—	284,294

Total assets	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

LIABILITIES AND CAPITAL
Total current liabilities	$292,551	$40,119	$921	$—	$333,591
Long-term debt, net of current portion	1,255,259	3,600	17,250	—	1,276,109
Relinquishment liability, net of current portion	406,858	—	—	—	406,858
Intercompany payables	—	220,006	10,372	(230,378)	—
Other long-term liabilities	735	—	—	—	735

Total liabilities	1,955,403	263,725	28,543	(230,378)	2,017,293
Minority interests in subsidiaries	—	1,043	—	2,890	3,933
Total capital	59,067	213,696	5,677	(219,689)	58,751

Total liabilities and capital	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

	As of September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,243,150	$76,722	$19,951	$—	$1,339,823
Intercompany receivables	118,415	19,148	—	(137,563)	—
Investment in subsidiaries	233,174	3,358	—	(236,532)	—
Other intangible assets, net	119,826	219,823	—	—	339,649
Other assets, net	181,415	44,079	9,391	—	234,885

Total assets	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

LIABILITIES AND CAPITAL
Total current liabilities	$261,135	$7,858	$3,355	$—	$272,348
Long-term debt, net of current portion	1,221,804	4,000	—	—	1,225,804
Relinquishment liability, net of current portion	451,038	—	—	—	451,038
Intercompany payables	—	118,415	19,148	(137,563)	—
Other long-term liabilities	542	—	—	—	542

Total liabilities	1,934,519	130,273	22,503	(137,563)	1,949,732
Minority interest in subsidiary	—	—	—	3,480	3,480
Total capital	(38,539)	232,857	6,839	(240,012)	(38,855)

Total liabilities and capital	$1,895,980	$363,130	$29,342	$(374,095)	$1,914,357

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,426,401	$195,167	$—	$(1,502)	$1,620,066
Operating costs and expenses:
Gaming and other operations	842,843	143,885	—	(1,502)	985,226
Advertising, general and administrative	216,737	23,351	2,004	—	242,092
Pre-opening costs and expenses	445	3,391	—	—	3,836
Depreciation and amortization	81,950	11,397	—	—	93,347
Relinquishment liability reassessment	2,997	—	—	—	2,997

Total operating costs and expenses	1,144,972	182,024	2,004	(1,502)	1,327,498

Income (loss) from operations	281,429	13,143	(2,004)	—	292,568
Accretion of discount to the relinquishment liability	(29,794)	—	—	—	(29,794)
Interest expense, net of capitalized interest	(56,843)	(36,232)	(2,324)	1,036	(94,363)
Loss on interests in subsidiaries	(22,139)	(570)	—	22,709	—
Other income (expense), net	(86)	1,442	3,167	(1,036)	3,487

Income (loss) from continuing operations before minority interests	172,567	(22,217)	(1,161)	22,709	171,898
Minority interests	—	57	—	591	648

Income (loss) from continuing operations	172,567	(22,160)	(1,161)	23,300	172,546
Income from discontinued operations	—	21	—	—	21

Net income (loss)	$172,567	$(22,139)	$(1,161)	$23,300	$172,567

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,389,629	$34,627	$—	$(1,202)	$1,423,054
Operating costs and expenses:
Gaming and other operations	804,522	26,269	—	(1,202)	829,589
Advertising, general and administrative	199,780	10,129	1,771	—	211,680
Pre-opening costs and expenses	—	5,130	—	—	5,130
Depreciation and amortization	84,473	3,543	—	—	88,016
Relinquishment liability reassessment	39,407	—	—	—	39,407

Total operating costs and expenses	1,128,182	45,071	1,771	(1,202)	1,173,822

Income (loss) from operations	261,447	(10,444)	(1,771)	—	249,232
Accretion of discount to the relinquishment liability	(30,707)	—	—	—	(30,707)
Interest expense, net of capitalized interest	(64,983)	(25,945)	(1,203)	1,203	(90,928)
Loss on interests in subsidiaries	(35,469)	(484)	—	35,953	—
Other income, net	24,629	1,257	2,070	(1,203)	26,753

Income (loss) from continuing operations before minority interest	154,917	(35,616)	(904)	35,953	154,350
Minority interest	—	—	—	420	420

Income (loss) from continuing operations	154,917	(35,616)	(904)	36,373	154,770
Income from discontinued operations	—	147	—	—	147

Net income (loss)	$154,917	$(35,469)	$(904)	$36,373	$154,917

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,302,036	$28,129	$—	$(1,247)	$1,328,918
Operating costs and expenses:
Gaming and other operations	760,501	20,184	—	(1,247)	779,438
Advertising, general and administrative	189,416	6,942	1,553	—	197,911
Pre-opening costs and expenses	—	1,257	—	—	1,257
Depreciation and amortization	84,731	2,821	—	—	87,552
Relinquishment liability reassessment	123,624	—	—	—	123,624

Total operating costs and expenses	1,158,272	31,204	1,553	(1,247)	1,189,782

Income (loss) from operations	143,764	(3,075)	(1,553)	—	139,136
Accretion of discount to the relinquishment liability	(27,466)	—	—	—	(27,466)
Interest expense, net of capitalized interest	(73,203)	(14,808)	(218)	218	(88,011)
Loss on interests in subsidiaries	(18,023)	(607)	—	18,630	—
Other income (expense), net	(1,405)	239	650	(218)	(734)

Income (loss) from continuing operations before minority interest	23,667	(18,251)	(1,121)	18,630	22,925
Minority interest	—	—	—	514	514

Income (loss) from continuing operations	23,667	(18,251)	(1,121)	19,144	23,439
Income from discontinued operations	—	228	—	—	228

Net income (loss)	$23,667	$(18,023)	$(1,121)	$19,144	$23,667

(1)	Period from date of inception (July 25, 2005) to September 2005 for Pocono Downs entities and MCV-PA.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$250,274	$36,956	$(1,141)	$—	$286,089

Cash flows used in investing activities:
Purchases of property and equipment	(87,990)	(45,874)	—	—	(133,864)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows provided by (used in) investing activities	(69,169)	4,855	(3,444)	62,106	(5,652)

Net cash flows used in investing activities	(157,159)	(91,019)	(3,444)	62,106	(189,516)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	—	—	—	278,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	—	—	—	(278,000)
New Bank Credit Facility borrowings—revolving loan	206,000	—	—	—	206,000
New Bank Credit Facility repayments—revolving loan	(173,000)	—	—		(173,000)
Line of credit borrowings	524,313	—	—	—	524,313
Line of credit repayments	(507,722)	—	—	—	(507,722)
Principal portion of relinquishment liability payments	(47,399)	—	—	—	(47,399)
Distributions to Tribe	(75,000)	—	—	—	(75,000)
Other cash flows provided by (used in) financing activities	(6,819)	70,918	4,592	(62,106)	6,585

Net cash flows provided by (used in) financing activities	(79,627)	70,918	4,592	(62,106)	(66,223)

Net increase in cash and cash equivalents	13,488	16,855	7	—	30,350
Cash and cash equivalents at beginning of year	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of year	$89,282	$16,307	$7	$—	$105,596

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$259,832	$(8,959)	$4	$—	$250,877

Cash flows used in investing activities:
Purchases of property and equipment	(43,095)	(42,326)	(13,082)		(98,503)
Other cash flows used in investing activities	(64,846)	(15,157)	(3,405)	81,130	(2,278)

Net cash flows used in investing activities	(107,941)	(57,483)	(16,487)	81,130	(100,781)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	233,000	—	—	—	233,000
Bank Credit Facility repayments—revolving loan	(233,000)	—	—	—	(233,000)
Line of credit borrowings	444,226	—	—	—	444,226
Line of credit repayments	(444,226)	—	—	—	(444,226)
Principal portion of relinquishment liability payments	(44,731)	—	—	—	(44,731)
Distributions to Tribe	(88,900)	—	—	—	(88,900)
Other cash flows provided by (used in) financing activities	(13,970)	64,973	16,483	(81,130)	(13,644)

Net cash flows provided by (used in) financing activities	(147,601)	64,973	16,483	(81,130)	(147,275)

Net increase (decrease) in cash and cash equivalents	4,290	(1,469)	—	—	2,821
Cash and cash equivalents at beginning of year	71,504	921	—	—	72,425

Cash and cash equivalents at end of year	$75,794	$(548)	$—	$—	$75,246

	For the Fiscal Year Ended September 30, 2005
	Authority	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$247,340	$(264)	$(1)	$—	$247,075

Cash flows used in investing activities:
Purchases of property and equipment	(45,737)	(3,482)	—	—	(49,219)
Acquisition of Pocono Downs, net of cash acquired of $875	—	(280,114)	—	—	(280,114)
Other cash flows used in investing activities	(291,509)	(5,163)	(4,892)	295,719	(5,845)

Net cash flows used in investing activities	(337,246)	(288,759)	(4,892)	295,719	(335,178)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	750,000	—	—	—	750,000
Bank Credit Facility repayments—revolving loan	(838,000)	—	—	—	(838,000)
Bank Credit Facility borrowings—term loan	58,333	—	—	—	58,333
Bank Credit Facility repayments—term loan	(150,000)	—	—	—	(150,000)
Line of credit borrowings	474,900	—	—	—	474,900
Line of credit repayments	(479,985)	—	—	—	(479,985)
Proceeds from the issuance of long-term debt	400,000	—	—	—	400,000
Principal portion of relinquishment liability payments	(42,540)	—	—	—	(42,540)
Distributions to Tribe	(67,500)	—	—	—	(67,500)
Other cash flows provided by (used in) financing activities	(4,204)	289,556	4,893	(295,719)	(5,474)

Net cash flows provided by financing activities	101,004	289,556	4,893	(295,719)	99,734

Net increase in cash and cash equivalents	11,098	533	—	—	11,631
Cash and cash equivalents at beginning of year	60,406	388	—	—	60,794

Cash and cash equivalents at end of year	$71,504	$921	$—	$—	$72,425

(1)	Period from date of inception (January 25, 2005) to September 30, 2005 for Pocono Downs entities and MCV-PA.

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007, 2006 and 2005

(in thousands)

	Column A	Column B	Column C	Column D
	Balance at beginning of period	Charges to costs and expenses	Deductions from reserves (1)	Balances at end of period
Description:
Fiscal Year Ended September 30, 2007
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$8,116	$3,396	$298	$11,214
Fiscal Year Ended September 30, 2006
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts.	$4,992	$3,557	$433	$8,116
Fiscal Year Ended September 30, 2005
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$3,013	$2,286	$307	$4,992

Note(1):	Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed herewith).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

Exhibit No.	Description
4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed herewith).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe— State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

Exhibit No.	Description
10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7	Amendment to the Land Lease, dated March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 13, 2007 (the “June 2007 10-Q”), and incorporated herein by reference).

10.8	Defeasance Escrow Deposit Agreement, dated as of March 3, 1999, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and First Union National Bank (filed as Exhibit 10.11 to the 1999 Form S-4, and incorporated herein by reference).

10.9	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein). *

10.10	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

10.11	Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is NOT a Constructor, AIA Document B801/Cma, and Supplemental Conditions, dated July 9, 1999 (filed as Exhibit 10.21 to the 2002 Form 10-K, and incorporated by reference herein).

10.12	General Conditions of the Contract for Construction, Construction Manager-Advisor Edition, AIA Document A201/CMa, and Supplementary Conditions to the Agreement Between Owner and Construction Manager (filed as Exhibit 10.22 to the 2002 Form 10K, and incorporated by reference herein).

10.13	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein). *

10.14	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

Exhibit No.	Description
10.15	Amended and Restated Loan Agreement, dated as of March 25, 2003, by and among The Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 27, 2003, and incorporated by reference herein).

10.16	Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 26, 2003, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America National Trust and Savings Association (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on July 1, 2003, and incorporated by reference herein).

10.17	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.18	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.19	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.20	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

10. 21	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of July 28, 2004, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2004, and incorporated by reference herein).

10.22	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, File No. 333-120119, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

10.23	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.24	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.25	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 14, 2004, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.26	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

10.27	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

10.28	Trust Agreement under The Mohegan Retirement and 401(k) Plan dated July 1, 2005 between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005, and incorporated by reference herein). *

Exhibit No.	Description
10.29	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.30	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.31	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.32	Second Amendment to Purchase Agreement and Release of Claims dated as of August 7, 2006 by and among PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed as Exhibit 10.4 to the June 2006 10-Q and incorporated by reference herein).

10.33	Employment Agreement, executed December 20, 2006, by and between the Mohegan Tribal Gaming Authority and Anthony Patrone (filed as Exhibit 10.32 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated herein by reference).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.

9