Form 10-Q
period 2007-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2008-02-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

P A RT I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2007	September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$127,529	$105,596
Receivables, net	28,253	25,005
Inventories	17,270	17,119
Other current assets	27,150	25,991

Total current assets	200,202	173,711

Non-current assets:
Property and equipment, net	1,440,801	1,401,206
Goodwill	39,459	39,459
Other intangible assets, net	393,472	394,477
Other assets, net	65,507	71,124

Total assets	$2,139,441	$2,079,977

LIABILITIES AND CAPITAL

Current liabilities:
Current portion of long-term debt	$1,155	$17,591
Current portion of relinquishment liability	86,671	96,486
Trade payables	19,379	21,975
Accrued interest payable	31,384	20,274
Other current liabilities	199,630	177,265

Total current liabilities	338,219	333,591

Non-current liabilities:
Long-term debt, net of current portion	1,321,723	1,276,109
Relinquishment liability, net of current portion	413,042	406,858
Other long-term liabilities	681	735

Total liabilities	2,073,665	2,017,293
Minority interests	3,332	3,933

Commitments and contingencies

Capital:
Retained earnings	62,444	58,751

Total capital	62,444	58,751

Total liabilities and capital	$2,139,441	$2,079,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006
Revenues:
Gaming	$350,645	$346,266
Food and beverage	25,618	25,154
Hotel	12,577	12,942
Retail, entertainment and other	31,535	31,876

Gross revenues	420,375	416,238
Less—Promotional allowances	(33,426)	(31,655)

Net revenues	386,949	384,583

Operating costs and expenses:
Gaming	220,277	201,373
Food and beverage	12,724	13,128
Hotel	4,297	3,945
Retail, entertainment and other	10,664	12,207
Advertising, general and administrative	55,856	56,689
Corporate expenses	7,144	2,653
Pre-opening costs and expenses	20	3,548
Depreciation and amortization	24,545	22,874

Total operating costs and expenses	335,527	316,417

Income from operations	51,422	68,166

Other income (expense):
Accretion of discount to the relinquishment liability	(6,771)	(7,449)
Interest income	1,058	766
Interest expense, net of capitalized interest	(22,831)	(23,611)
Other income (expense), net	214	(115)

Total other expense	(28,330)	(30,409)

Income from continuing operations before minority interests	23,092	37,757
Minority interests	601	138

Income from continuing operations	23,693	37,895
Loss from discontinued operations	—	(5)

Net income	$23,693	$37,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, September 30, 2007	$58,751
Net income	23,693
Distributions to Tribe	(20,000)

Balance, December 31, 2007	$62,444

Balance, September 30, 2006	$(38,855)
Net income	37,890
Distributions to Tribe	(18,575)

Balance, December 31, 2006	$(19,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006
Cash flows provided by (used in) operating activities:
Net income	$23,693	$37,890
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24,545	22,915
Accretion of discount to the relinquishment liability	6,771	7,449
Cash paid for accretion of discount to the relinquishment liability	(3,724)	(3,839)
Accretion of discount to the Pocono Downs purchase settlement	(311)	(447)
Net loss on disposition of assets	96	565
Provision for losses on receivables	4,133	1,101
Amortization of debt issuance costs	1,099	769
Amortization of net deferred gain on settlement of derivative instruments	114	114
Minority interests	(601)	(138)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,976)	7,529
Increase in inventories	(151)	(580)
Decrease (increase) in other assets	1,033	(10,864)
Decrease in trade payables	(2,596)	(1,824)
Increase in other liabilities	18,941	10,402

Net cash flows provided by operating activities	69,066	71,042

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $14,940 and $8,751, respectively	(49,480)	(30,213)
Payment of Category One slot machine license fee	—	(50,000)
Proceeds from asset sales	1,186	147
Issuance of third party loans and advances	(1,638)	(840)
Payments received on third-party loans	413	114

Net cash flows used in investing activities	(49,519)	(80,792)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	—	176,000
Prior Bank Credit Facility repayments—revolving loan	—	(127,000)
Bank Credit Facility borrowings—revolving loan	139,000	—
Bank Credit Facility repayments—revolving loan	(95,000)	—
Salishan Credit Facility borrowings—revolving loan	1,500	14,000
Line of credit borrowings	108,248	165,679
Line of credit repayments	(124,684)	(144,144)
Payment of mortgage payable	—	(2,550)
Principal portion of relinquishment liability payments	(6,678)	(6,349)
Distributions to Tribe	(20,000)	(18,575)
Capitalized debt issuance costs	—	(920)

Net cash flows provided by financing activities	2,386	56,141

Net increase in cash and cash equivalents	21,933	46,391
Cash and cash equivalents at beginning of period	105,596	75,246

Cash and cash equivalents at end of period	$127,529	$121,637

Supplemental disclosure:
Cash paid during the period for interest	$11,816	$11,946

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

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut. MTGA Gaming was formed in July 2007 to evaluate and pursue new business opportunities on behalf of the Authority.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition, certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

Menominee Project

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC. The development rights were determined by management to be an intangible asset with an estimated fair value of $3.7 million, which is periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Authority also maintains an allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project.

In January 2008, the U.S Department of the Interior’s Bureau of Indian Affairs, or BIA, rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects, dated January 3, 2008, stating that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. As a result of this new policy, the Authority recorded an adjustment to the allowance on the future collection of reimbursable development costs and expenses and an impairment charge to reduce the carrying value of the development rights to their estimated fair value, totaling approximately $2.7 million and $840,000, respectively, as reflected in the accompanying condensed consolidating statement of income for the three months ended December, 31 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one year deferral for the implementation of FAS 157 for other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Authority is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt FAS 141(R) and FAS 160 simultaneously in its fiscal year beginning October 1, 2009. The provisions of FAS 141(R) will only impact the Authority if it is party to a business combination after the pronouncement has been adopted. The Authority is currently evaluating the potential impact, if any, that FAS 160 may have on its financial position, results of operations, and cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	December 31, 2007	September 30, 2007
Bank Credit Facility	$77,000	$33,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	4,000	4,000
Line of Credit	155	16,591
Salishan Credit Facility	18,750	17,250
MKGA Note Payable	600	600

Subtotal	1,321,850	1,292,786
Net deferred gain on derivative instruments sold	1,028	914

Total debt	$1,322,878	$1,293,700

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Prior Bank Credit Facility

In March 2007, the Authority extinguished its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”), for up to $450.0 million from a syndicate of financial institutions and commercial banks.

Bank Credit Facility

In March 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of December 31, 2007, the amount under letters of credit totaled $6.4 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $916.6 million of available borrowing under the Bank Credit Facility as of December 31, 2007 (without taking into account covenants under the Line of Credit described below).

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, the Authority’s maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of December 31, 2007, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2007, the Authority had $58.0 million in Eurodollar rate loans and $19.0 million in base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2007 were comprised of: (1) a $30.0 million loan based on a one-month Eurodollar rate of 5.03% plus an Applicable Rate of 1.25% and (2) a $28.0 million loan based on a one-month Eurodollar rate of 4.90% plus an Applicable Rate of 1.25%. The base rate loans outstanding at December 31, 2007 were based on Bank of America’s prime rate of 7.25%. The Applicable Rate for commitment fees was 0.20% as of December 31, 2007. Accrued interest, including commitment fees, on the Bank Credit Facility was $147,000 and $96,000 as of December 31, 2007 and September 30 2007, respectively.

On February 13, 2008, the Authority received requisite consent from its lenders to Amendment No. 1 to its Bank Credit Facility. Amendment No. 1, among other things, provides for increases in the amount of capital expenditures that are allowed for the expansion projects at Mohegan Sun (“Project Horizon”) and Mohegan Sun at Pocono Downs (“Project Sunrise”) from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified certain provisions of the loan agreement, including the Authority’s total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

2005 6 1/8% Senior Notes

On February 8, 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2007 and September 30, 2007, accrued interest on the 2005 Senior Notes was $5.7 million and 1.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2001 8 3 /8% Senior Subordinated Notes

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

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of December 31, 2007. As of December 31, 2007 and September 30, 2007, accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2007 and September 30, 2007, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2003 6 3 /8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2007 and September 30, 2007, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2007 and September 30, 2007, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

On February 8, 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of December 31, 2007 and September 30, 2007, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2007, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of December 31, 2007 and September 30, 2007, accrued interest on the WNBA Note was $255,000 and $187,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit matures on March 31, 2008 and subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2007, the Authority had $155,000 in loans outstanding under the Line of Credit, which were based on a one-month Eurodollar rate of 4.85% plus an Applicable Margin of 0.90%. As of December 31, 2007, the Authority was in compliance with all covenant requirements in the Line of Credit and had $24.8 million available for borrowing under the Line of Credit. There was no accrued interest on the Line of Credit as of December 31, 2007. As of September 30, 2007, accrued interest on the Line of Credit was $17,000.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Salishan-Mohegan Bank Credit Facility

As of December 31, 2007, Salishan-Mohegan has a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of December 31, 2007, Salishan-Mohegan had $18.8 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2007 were comprised of: (1) a $16.5 million loan based on a one-month Eurodollar rate of 4.90% plus an Applicable Rate of 2.25%; (2) a $1.5 million loan based on a one-month Eurodollar rate of 5.24% plus an Applicable Rate of 2.25%; and (3) a $750,000 loan based on a one-month Eurodollar rate of 5.03% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2007. As of December 31, 2007 and September 30, 2007, accrued interest on the Salishan Credit Facility was $35,000 and $42,000, respectively. As of December 31, 2007, Salishan-Mohegan had $6.2 million of available borrowings under the Salishan Credit Facility.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of December 31, 2007.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended December 31, 2007 and 2006, the Authority recorded amortization of $114,000 to increase interest expense related to the sale of these derivative instruments. The Authority expects to record $455,000 to interest expense over the next twelve months.

Letters of Credit

As of December 31, 2007, the Authority maintained three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire on August 31, 2008, January 25, 2009 and September 5, 2008, respectively, subject to renewals. As of December 31, 2007, no amounts were drawn on the letters of credit.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—RELATED PARTY TRANSACTIONS:

Roland J. Harris, a member of the Authority’s Management Board, resigned from his position in the Tribal Council, and therefore the Management Board, on December 11, 2006 to accept a position as Senior Vice President of Project Management at the Authority. Mr. Harris subsequently resigned from that position in November 2007.

The Tribe provides governmental and certain administrative and miscellaneous services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended December 31, 2007 and 2006, the Authority incurred $6.0 million and $5.4 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 relating to these land lease agreements for each of the three months ended December 31, 2007 and 2006, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended December 31, 2007 and 2006, the Authority incurred costs of $6.3 million and $5.1 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the three months ended December 31, 2006. Prior to this transfer, the Authority recorded $53,000 of capital expenditures associated with the Tribe’s Development Department for the three months ended December 31, 2006.

On September 25, 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (as amended from time to time, the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

Similarly, any entity awarding a contract or subcontract valued up to $200,000 to be performed on Tribal land or on behalf of the Tribe must give preference, first to certified Mohegan entities and second to other certified Indian entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity. The TERO establishes procedures and requirements for certifying Mohegan entities and other Indian entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Indian tribes, as the case may be, over the entity bidding on a contract.

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

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required to be made with respect to proposed free slot promotions such as the Authority’s “e-Bonus” program and the Mashantucket Pequot Tribe’s “free play” program. On October 26, 2007, the Tribe entered into an escrow agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays used by patrons at Mohegan Sun. As a result, the Authority deposited into escrow an amount equal to $186,000 for the November and December 2007 e-Bonus program, which is included in the Authority’s Slot Win Contribution for the three months ended December 31, 2007. Pursuant to the escrow agreement, the escrowed funds, plus interest thereon, will either be forwarded to the State or returned to the Authority based on the outcome of the dispute between the Tribe and the State on the accounting of e-Bonus play under the MOU.

The Authority reflected expenses associated with the Slot Win Contribution totaling $52.3 million and $57.2 million for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and September 30, 2007, outstanding Slot Win Contribution payments to the State of Connecticut totaled $16.5 million and $19.3 million, respectively.

Category One Slot Machine License

On September 27, 2006, a conditional Category One slot machine license was granted to Downs Racing by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Mohegan Sun at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of the one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006. The PGCB approved a permanent Category One slot machine license for Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation within 12 months of the issuance of the conditional slot machine license. In November 2007, the PGCB granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

The Race Horse Development and Gaming Act of 2004 stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc., and local share assessments to be paid to the host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for the payment of slot machine tax assessments to the PGCB, which is included in other assets in the accompanying condensed consolidated balance sheet as of December 31, 2007 and September 30, 2007.

The Authority reflected expenses associated with the PGCB slot machine tax assessments totaling $23.7 million and $12.9 million for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and September 30, 2007, outstanding slot machine and local share tax payments totaled $7.9 million and $6.1 million, respectively.

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

Based upon an estimate of Down’s Racing’s slot machine revenues compared to current and future licensees in the Commonwealth, Downs Racing is recording expenses associated with the reimbursement of PGCB operating expenses at a rate of 1.5% of gross slot machine revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this fee assessment totaling $614,000 and $633,000 for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and September 30, 2007, outstanding regulatory fee payments to the PGCB totaled $67,000 and $54,000, respectively. Downs Racing has also made a prepayment to the PGCB of $800,000 for a portion of their incurred expenses, which is recorded in prepaid expenses in the accompanying condensed consolidated balance sheets.

Priority Distribution Agreement

On August 1, 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.2 million and $4.1 million for the three months ended December 31, 2007 and 2006, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $3.5 million.

Pennsylvania Property Tax Litigation

A final settlement was reached in June 2007, between the various parties involved in a dispute with the Authority, relating to certain property tax assessments, in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing is required to make agreed upon payments with the Wilkes-Barre Area School District for each tax year through 2015. The total amount of these payments is $18.2 million.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2007, the carrying amount of the relinquishment liability was $499.7 million as compared to $503.3 million at September 30, 2007. The decrease in the relinquishment liability during the three months ended December 31, 2007 is due to $10.4 million in relinquishment payments, offset by $6.8 million representing the accretion of discount to the relinquishment liability. Of the $10.4 million in relinquishment payments, $6.7 million represents payment of principal and $3.7 million represents payment of the accretion of discount to the relinquishment liability. During the three months ended December 31, 2006, the Authority paid $10.2 million in relinquishment payments, consisting of $6.4 million in principal amounts and $3.8 million representing the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At December 31, 2007 and September 30, 2007, relinquishment payments earned but unpaid were $10.4 million and $20.8 million, respectively.

NOTE 7—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs entities, Penn National, the former owner of the Pocono Downs entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. and Presque Isle Downs Inc. (collectively “Presque Isle”), for $7.0 million. Penn National assigned its rights to proceeds under this agreement to Downs Racing upon its acquisition by the Authority. Accordingly, Presque Isle was required to make the $7.0 million payment to Downs Racing upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results of the Erie OTW facility from its Pocono Downs operating segment as loss from discontinued operations in the accompanying condensed consolidated statement of income for the three months ended December 31, 2006, which includes total net revenues from the Erie OTW facility of $746,000.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING:

As of December 31, 2007, the Authority owns and operates the Mohegan Sun and the Mohegan Sun Country Club at Pautipaug properties in Connecticut, or the Connecticut Entities, and the Mohegan Sun at Pocono Downs and OTW properties in Pennsylvania, or the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities, which also include the Connecticut Sun WNBA franchise, and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the Connecticut Entities, and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs Entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)
Net revenues:
Mohegan Sun	$339,427	$355,533
Pocono Downs	47,522	29,050

Total	386,949	384,583

Income (loss) from operations:
Mohegan Sun	55,942	72,768
Pocono Downs	3,484	(1,929)
Corporate	(8,004)	(2,673)

Total	51,422	68,166
Accretion of discount to the relinquishment liability	(6,771)	(7,449)
Interest income	1,058	766
Interest expense, net of capitalized interest	(22,831)	(23,611)
Other income (expense), net	214	(115)

Income from continuing operations before minority interests	23,092	37,757
Minority interests	601	138

Income from continuing operations	23,693	37,895
Loss from discontinued operations	—	(5)

Net income	$23,693	$37,890

	For the Three Months Ended December 31,
	2007	2006
Capital expenditures:
Mohegan Sun	$27,570	$11,604
Pocono Downs	36,849	27,356
Corporate	1	4

Total	$64,420	$38,964

	December 31, 2007	September 30, 2007
Total assets:
Mohegan Sun	$1,569,470	$1,540,349
Pocono Downs (including goodwill of $39,459)	479,682	444,206
Corporate	90,289	95,422

Total	$2,139,441	$2,079,977

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2007, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor subsidiary, Salishan-Mohegan, as of December 31, 2007 and September 30, 2007 and for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,265,602	$155,248	$19,951	$—	$1,440,801
Intercompany receivables	248,957	10,640	—	(259,597)	—
Investment in subsidiaries	204,675	2,718	—	(207,393)	—
Other intangible assets, net	119,826	273,646	—	—	393,472
Other assets, net	221,057	68,706	15,405	—	305,168

Total assets	$2,060,117	$510,958	$35,356	$(466,990)	$2,139,441

LIABILITIES AND CAPITAL
Total current liabilities	$284,261	$53,527	$431	$—	$338,219
Long-term debt, net of current portion	1,299,373	3,600	18,750	—	1,321,723
Relinquishment liability, net of current portion	413,042	—	—	—	413,042
Intercompany payables	—	248,957	10,640	(259,597)	—
Other long-term liabilities	681	—	—	—	681

Total liabilities	1,997,357	306,084	29,821	(259,597)	2,073,665
Minority interests in subsidiaries	—	514	—	2,818	3,332
Total capital	62,760	204,360	5,535	(210,211)	62,444

Total liabilities and capital	$2,060,117	$510,958	$35,356	$(466,990)	$2,139,441

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,260,092	$121,163	$19,951	$—	$1,401,206
Intercompany receivables	220,006	10,372	—	(230,378)	—
Investment in subsidiaries	214,011	2,788	—	(216,799)	—
Other intangible assets, net	119,827	274,650	—	—	394,477
Other assets, net	200,534	69,491	14,269	—	284,294

Total assets	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

LIABILITIES AND CAPITAL
Total current liabilities	$292,551	$40,119	$921	$—	$333,591
Long-term debt, net of current portion	1,255,259	3,600	17,250	—	1,276,109
Relinquishment liability, net of current portion	406,858	—	—	—	406,858
Intercompany payables	—	220,006	10,372	(230,378)	—
Other long-term liabilities	735	—	—	—	735

Total liabilities	1,955,403	263,725	28,543	(230,378)	2,017,293
Minority interests in subsidiaries	—	1,043	—	2,890	3,933
Total capital	59,067	213,696	5,677	(219,689)	58,751

Total liabilities and capital	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended December 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$339,187	$47,764	$—	$(2)	$386,949
Operating costs and expenses:
Gaming and other operations	211,215	36,749	—	(2)	247,962
Advertising, general and administrative	54,286	8,325	389	—	63,000
Pre-opening costs and expenses	12	8	—	—	20
Depreciation and amortization	20,531	4,014	—	—	24,545

Total operating costs and expenses	286,044	49,096	389	(2)	335,527

Income (loss) from operations	53,143	(1,332)	(389)	—	51,422
Accretion of discount to the relinquishment liability	(6,771)	—	—	—	(6,771)
Interest expense, net of capitalized interest	(13,171)	(9,283)	(623)	246	(22,831)
Loss on interests in subsidiaries	(9,729)	(71)	—	9,800	—
Other income, net	221	428	869	(246)	1,272

Income (loss) from continuing operations before minority interests	23,693	(10,258)	(143)	9,800	23,092
Minority interests	—	529	—	72	601

Net income (loss)	$23,693	$(9,729)	$(143)	$9,872	$23,693

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months Ended December 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$355,541	$29,051	$—	$(9)	$384,583
Operating costs and expenses:
Gaming and other operations	207,917	22,745	—	(9)	230,653
Advertising, general and administrative	55,187	3,667	488	—	59,342
Pre-opening costs and expenses	304	3,244	—	—	3,548
Depreciation and amortization	20,747	2,127	—	—	22,874

Total operating costs and expenses	284,155	31,783	488	(9)	316,417

Income (loss) from operations	71,386	(2,732)	(488)	—	68,166
Accretion of discount to the relinquishment liability	(7,449)	—	—	—	(7,449)
Interest expense, net of capitalized interest	(14,992)	(8,371)	(528)	280	(23,611)
Loss on interests in subsidiaries	(10,948)	(132)	—	11,080	—
Other income, net	(107)	292	746	(280)	651

Income (loss) from continuing operations before minority interest	37,890	(10,943)	(270)	11,080	37,757
Minority interest	—	—	—	138	138

Income (loss) from continuing operations	37,890	(10,943)	(270)	11,218	37,895
Loss from discontinued operations	—	(5)	—	—	(5)

Net income (loss)	$37,890	$(10,948)	$(270)	$11,218	$37,890

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$79,359	$(9,921)	$(372)	$—	$69,066

Cash flows used in investing activities:
Purchases of property and equipment	(24,292)	(25,188)	—	—	(49,480)
Other cash flows used in investing activities	(36,168)	(115)	(898)	37,142	(39)

Net cash flows used in investing activities	(60,460)	(25,303)	(898)	37,142	(49,519)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	139,000	—	—	—	139,000
Bank Credit Facility repayments—revolving loan	(95,000)	—	—		(95,000)
Line of credit borrowings	108,248	—	—	—	108,248
Line of credit repayments	(124,684)	—	—	—	(124,684)
Principal portion of relinquishment liability payments	(6,678)	—	—	—	(6,678)
Distributions to Tribe	(20,000)	—	—	—	(20,000)
Other cash flows provided by financing activities	—	37,120	1,522	(37,142)	1,500

Net cash flows provided by financing activities	886	37,120	1,522	(37,142)	2,386

Net increase in cash and cash equivalents	19,785	1,896	252	—	21,933
Cash and cash equivalents at beginning of period	89,282	16,307	7	—	105,596

Cash and cash equivalents at end of period	$109,067	$18,203	$259	$—	$127,529

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months Ended December 31, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$60,872	$10,252	$(82)	$—	$71,042

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(10,756)	(19,457)	—	—	(30,213)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows provided by (used in) investing activities	(66,426)	9,995	(833)	56,685	(579)

Net cash flows used in investing activities	(77,182)	(59,462)	(833)	56,685	(80,792)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	176,000	—	—	—	176,000
Prior Bank Credit Facility repayments—revolving loan	(127,000)	—	—	—	(127,000)
Line of credit borrowings	165,679	—	—	—	165,679
Line of credit repayments	(144,144)	—	—	—	(144,144)
Other cash flows provided by (used in) financing activities	(25,548)	66,680	1,159	(56,685)	(14,394)

Net cash flows provided by financing activities	44,987	66,680	1,159	(56,685)	56,141

Net increase in cash and cash equivalents	28,677	17,470	244	—	46,391
Cash and cash equivalents at beginning of period	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of period	$104,471	$16,922	$244	$—	$121,637

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2007, and the related condensed consolidated statements of income and of changes in capital for each of the three-month periods ended December 31, 2007 and 2006 and the condensed consolidated statement of cash flows for the three-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2007, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 20, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of September 30, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 13, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Mohegan Sun at Pocono Downs and the off-track wagering facilities (OTWs), or the Pocono Downs entities, dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), and the continued availability of financing. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We can not assure you that projected results or events will be achieved or will occur.

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

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following:

Casino of the Earth

As of December 31, 2007, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,781 slot machines and 204 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 285-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine, “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine, and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility; and

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

Casino of the Sky

As of December 31, 2007, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,411 slot machines and 118 table games (including blackjack, roulette, craps and baccarat);

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

Project Horizon

We have undertaken a major expansion of Mohegan Sun, known as Project Horizon. Project Horizon consists of four major components (Sunrise Square, Casino of the Wind, Earth Expansion and Property Infrastructure). The plans for Project Horizon include adding approximately 918 hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. Upon completion of Project Horizon, Mohegan Sun will offer approximately 7,000 slot machines, 380 table games, including poker, 2,100 hotel rooms, 75 restaurant and retail outlets, 30 bars and lounges and 4 entertainment venues.

Groundbreaking occurred in November 2006 with the construction of Sunrise Square, a new Asian themed gaming area, which includes 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker, a new 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” Street food outlet. The gaming component of Sunrise Square was completed in August 2007. The cost of this component totaled approximately $17.0 million.

We are also constructing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 825 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and the return of Chief’s Deli, a casual dining restaurant, operated by the Authority. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open in the fall of 2008. The estimated cost of this component is $125.0 million.

Project Horizon also includes the Earth Expansion, which features the Earth hotel, which is expected to include approximately 918 rooms, including approximately 261 House of Blues-themed hotel rooms, and a House of Blues Foundation Room. The Earth Expansion also is planned to include new House of Blues-themed dining and entertainment amenities, including an approximately 36,000-square-foot music hall and a 3,000-square-foot special events room. In addition, the Earth Expansion will include approximately 44,000 square feet of retail space, additional food and beverage facilities, including two fine-dining options, a burger restaurant, four bars, a family-style sit down pizzeria and a four-station quick-serve dining area. The Earth hotel and related facilities are expected to open in October 2010. The estimated cost of this component is $682.0 million.

The Property Infrastructure component of Project Horizon is underway and includes a 1,500-space parking garage and additional surface parking lots, site development and road improvements on or adjacent to the property. The estimated cost of this component is $101.0 million.

Total costs for Project Horizon, inclusive of costs incurred to date for Sunrise Square, the Casino of the Wind and Property Infrastructure, currently are estimated to be approximately $925.0 million, exclusive of capitalized interest. Remaining project costs are estimated to be incurred as follows: fiscal year 2008, $252.0 million; fiscal year 2009, $303.0 million; fiscal year 2010, $294.0 million; and fiscal year 2011, $30.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. Mohegan Golf incurred total acquisition costs of $4.7 million for the golf course and other items acquired from PCC. The club was renamed Mohegan Sun Country Club at Pautipaug, which opened in June 2007.

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

Downs Racing has secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation by November 2007; however, in November 2007, the PGCB granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened to the public on November 14, 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million, excluding a $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, currently operates 24 hours a day, seven days a week and houses approximately 1,200 slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

“Project Sunrise,” the Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs is being developed on land owned by Pocono Downs that is adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three fine dining restaurants, a 300-seat buffet, a quick-serve dining area, 7,000 square feet of retail shopping, two nightlife venues and additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. The final cost of Project Sunrise is anticipated to be approximately $208.0 million.

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the management or ownership of, or investment in, other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, and owned by the Cowlitz Indian Tribe, or the Cowlitz Project. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be transferred to the Cowlitz Indian Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

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

In January 2008, the U.S Department of the Interior’s Bureau of Indian Affairs, or BIA, rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects, dated January 3, 2008, stating that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. As a result of this new policy, we adjusted the allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project and recorded an impairment charge to reduce the carrying value of the development rights related to the Menominee project to their estimated fair value.

Other Projects

New York

In October 2007, our wholly owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and Capital Play, Inc., or Capital Play, and its partners, Extell Development Company and Plainfield Special Situations Master Fund Limited, submitted, as a consortium, a joint proposal to the State of New York to develop and manage the proposed VLT facility and a mixed use retail and hotel facility to be developed at Aqueduct Racetrack in Jamaica, New York. If Capital Play’s bid is selected, MTGA Gaming would manage the proposed 4,500 VLT facility at Aqueduct Racetrack, which is currently expected to open in the fall of 2009.

Kansas

In September 2007, MTGA Gaming, along with Olympia Gaming-KC, LLC, and RED Leg Sun, LLC, or RED, formed Leg Sun, LLC, a joint venture which was created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas. In accordance with the Kansas Expanded Lottery Act, the project will be subject to various reviews, requirements and approvals by the Kansas Lottery Commission, which is considering several other proposals for the right to develop a single resort casino in Wyandotte County. Three applicants, Leg Sun, LLC, Pinnacle Entertainment, Inc., and Cordish Company, have received the endorsement of the Unified Government of Wyandotte County/Kansas City, Kansas for their proposals. In January 2008, an additional applicant, Las Vegas Sands Corporation, or Sands, resubmitted its proposal to the Unified Government of Wyandotte County/Kansas City, Kansas and the Kansas Lottery Commission, and submitted a proposal for a location in the city of Edwardsville, also located in Wyandotte County. As of the date hereof, neither Sands proposal has obtained the required governmental endorsement. Another applicant, Golden Gaming, Inc., has received an endorsement from the city of Edwardsville and has applied to the Kansas Lottery Commission for approval.

In a separate matter, on February 1, 2008, a Kansas district court judge ruled that the Kansas Expanded Lottery Act does not violate the Kansas Constitution and properly allows for state-owned casinos, including those being proposed in Wyandotte County. This decision is expected to be appealed to the Kansas Supreme Court.

The proposed $770.0 million Legends Sun complex would feature a wide array of attractions and amenities that include a casino with approximately 2,000 slot machines, 60 table games and 25 poker tables, a Robert Trent

Jones II designed championship golf course, a luxury hotel with approximately 350 rooms, a convention and conference facility, approximately 200,000 square feet of mixed use retail and approximately 200,000 square feet of residential development. If the Leg Sun proposal is selected, MTGA Gaming would manage the casino and related operations and RED would manage the retail and residential components of the project. MTGA Gaming would also receive certain development fees in connection with the development of the casino facility.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and racinos in the states of New York and Rhode Island, as well as potential competition from planned casino projects announced by other Indian tribes and non-Indians in the northeastern United States. We also face existing and future competition in the immediate Pennsylvania gaming market (refer to “Mohegan Sun at Pocono Downs” below). Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further detail regarding our current and projected competition from other gaming operations.

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2007.

Mohegan Sun

The following is an assessment of recent developments in the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

In February 2005, the Mashantucket Pequot Tribe announced its plans to undertake a three-year, $700.0 million expansion at Foxwoods, which is expected to add over two million square feet to the facility, including an 825-room hotel tower, a spa, a theater, additional retail, entertainment and parking spaces and additional meeting, convention and reception facilities. In addition, the expansion is expected to include 50,000 square feet of gaming space and will accommodate an additional 1,500 slot machines and 45 table games. Groundbreaking activities occurred in November 2005, and the facility is scheduled to open in May of 2008. In December 2006, the Mashantucket Pequot Tribe and MGM Mirage, Inc. announced that they had completed agreements that include the development of the new hotel and casino described above. The new hotel and casino will be known as the “MGM Grand at Foxwoods” and will be owned and operated by the Mashantucket Pequot Tribe but with marketing and other services available under license from MGM Mirage. In November 2007, Foxwoods announced an additional investment of $55.0 million to add additional restaurants and shops to MGM Grand at Foxwoods.

New York

St. Regis Mohawk Tribe—On January 4, 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take 29 acres into trust for gaming adjacent to Monticello Raceway. This decision followed the BIA’s rejection of 10 other land-into-trust applications and the issuance of new guidance regarding taking off-reservation land into trust for tribal gaming, which requires greater scrutiny of the perceived benefits to the tribe in such acquisitions the greater the distance between a proposed project and the tribe’s existing reservation. On January 10, 2008, the St. Regis Mohawk Tribe filed a suit in federal district court in New York to invalidate the BIA’s decision. According to published reports, in February 2008, Empire Resorts closed its development office at Monticello Raceway and entered into an agreement with Concord Associates, L.P., for development of a $700.0 million resort, harness racing track and VLT facility at the Concord Hotel property in nearby Kinmesha Lake, New York to replace the current Monticello Raceway and Mighty M VLT facility. On February 13, 2008, the St. Regis Mohawk Tribe reported that it would be ending its pursuit of a casino at Monticello and withdrawing its lawsuit challenging the BIA decision.

Aqueduct—The thoroughbred racing contract between the New York Racing Association, or NYRA, and the State of New York was due to expire on December 31, 2007 but was extended on a temporary basis until the franchise issue stemming from the bankruptcy of the NYRA is resolved. In September 2007, Governor Spitzer recommended to the state legislature that NYRA retain its franchise racing rights at Aqueduct, Belmont and Saratoga but that VLT contracts be awarded separately. The state and NYRA reached an agreement on February 13, 2008 for the NYRA to continue to operate racing at the three NYRA tracks for a new term of 25 years but VLT rights will be awarded separately. The Authority, in conjunction with Capital Play, is one of the seven groups that has submitted a bid to operate at least 4,500 VLTs at the Aqueduct Racetrack. The other bidders include Foxwoods Development Co., Delaware North and Gateway Casino Resorts, in conjunction with the Shinnecock Tribe.

Massachusetts

In October 2007, Governor Deval Patrick filed legislation providing for the award of licenses for three major gaming facilities to be built in the western, southeastern and metropolitan Boston areas of the state and conducted the first hearing on the legislation on December 18, 2007. Various groups have expressed interest in constructing and operating these facilities, and participated in hearings, including the Authority. A partnership with a federally recognized, eligible Massachusetts tribe is identified as one of the criteria that will be used to assess proposals. According to published reports, in February 2008, the Patrick administration responded to a request from the BIA for the administration’s view of a request by the federally-recognized Mashpee Wampanoag Tribe to take approximately 500 acres into trust in the towns of Middleboro and Mashpee for the tribe’s initial reservation. In its response letter, the Patrick administration opposed the Mashpee application, citing concerns over safeguards for environmental protection, transportation, labor and other issues.

Mohegan Sun at Pocono Downs

The following is an assessment of recent developments in the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

•

Mount Pocono. In October 2007, Mount Airy #1, LLC opened its $412.0 million Mount Airy Casino Resort approximately 40 miles from Pocono Downs, which includes approximately 2,300 slot machines. In late 2007, the facility introduced a 188-room hotel and Gypsies Lounge Nightclub. Reports indicate that by the end of 2008, the facility will be expanded to have 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking. On January 30, 2008, the license of Mount Airy #1, LLC was suspended by the PGCB and a trustee was appointed to oversee casino operations at Mount Airy Casino Resort following the filing of perjury charges against Mount Airy’s owner, Louis A. DeNaples, based upon allegations that he lied to the PGCB in connection with his application for a Category Two slot machine license.

•	Grantville. On February 11, 2008, Hollywood Casino at Penn National Race Course opened. The property, which has 2,000 slot machines, is approximately 85 miles southwest of Pocono Downs.

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

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor, and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period, including free promotional slot plays used by patrons at Mohegan Sun, or the e-Bonus program. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

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

Accretion of discount to the relinquishment liability and reassessment of relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues (as defined in the relinquishment agreement) generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues (and consequently the relinquishment liability) (i) annually in conjunction with our budgeting process and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written off immediately. Refer to Note 7 to our condensed consolidated financial statements for a further discussion of how we account for the relinquishment liability

Results of Operations

Summary Operating Results

As of December 31, 2007, we own and operate the Mohegan Sun and the Mohegan Sun Country Club at Pautipaug properties in Connecticut, or the Connecticut entities, and the Mohegan Sun at Pocono Downs and OTW properties in Pennsylvania. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities, which also include the Connecticut Sun WNBA franchise, and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as “Pocono Downs,” herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 9 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$339,427	$355,533	$(16,106)	-4.5%
Pocono Downs	47,522	29,050	18,472	63.6%

Total	$386,949	$384,583	$2,366	0.6%

Income (loss) from operations:
Mohegan Sun	$55,942	$72,768	$(16,826)	-23.1%
Pocono Downs	3,484	(1,929)	5,413	280.6%
Corporate expenses	(8,004)	(2,673)	(5,331)	-199.4%

Total	$51,422	$68,166	$(16,744)	-24.6%

Net income	$23,693	$37,890	$(14,197)	-37.5%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The important factors and trends that most contributed to our financial performance for the three months ended December 31, 2007 and 2006 are as follows:

•

the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs in November 2006, which generated gross slot revenues of $40.7 million and $21.8 million during the three months ended December 31, 2007 and 2006, respectively;

•

lower slot handle and slot revenues at Mohegan Sun in the three months ended December 31, 2007, due to increased competition in the Northeast gaming market from Foxwoods, VLT facilities at Yonkers Raceway in Yonkers, New York and Twin River in Lincoln, Rhode Island;

•	a general downturn in the regional economy which affected principally slot gaming revenues and non-gaming revenues;

•

a continued focus on high-end table play at Mohegan Sun, which is partially reflected in the strong results of the private table games suite that was opened in the Sky hotel in June 2006 and the semi-private gaming area that was opened in the Cabaret lounge in February 2007, and the continued success of the Asian marketing program, which is driven, in part, by the August 2007 opening of the 46-table Sunrise Square expansion;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation;

•	the optimization of hotel occupancy through offers of promotional room rates to casino hotel guests, designed to maintain occupancy levels to support or improve gaming and other revenues;

•

higher marketing costs reflecting increased competition in the Northeast gaming market from Foxwoods, VLT facilities at Yonkers Raceway in Yonkers, New York and Twin River in Lincoln, Rhode Island; and

•	higher operating costs for Mohegan Sun, including utility costs, medical benefit costs and salary and wage costs.

Non-recurring factors that affected our financial performance for the three months ended December 31, 2007 and 2006 are as follows:

•

abnormally high December promotional activities from our Connecticut competitor, which had the effect of reducing slot revenues for the Connecticut gaming market, including slot revenues at Mohegan Sun;

•

lower table games hold percentage at Mohegan Sun in the three months ended December 31, 2007 compared to the same period in the prior year, which can fluctuate considerably over interim financial periods;

•	unfavorable weather conditions in the Northeast region, which also contributed to the decrease in slot handle and slot revenues at Mohegan Sun for the three months ended December 31, 2007; and

•

a $3.5 million non-cash charge in the three months ended December 31, 2007 due to an adjustment to the allowance on the future collection of reimbursable development costs and expenses, and an impairment charge to reduce the carrying value of development rights, both pertaining to the Menominee project as discussed above under “Overview-Other Diversification Projects-Menominee Project.”

Net revenues for the three months ended December 31, 2007 increased primarily as a result of the increase in slot revenues at Mohegan Sun at Pocono Downs due to a full period of operations of the slot facility, and the increase in table games revenues at Mohegan Sun.

Income from operations for the three months ended December 31, 2007 compared to the same period in the prior year decreased as a result of a 6.0% increase in operating costs and expenses, partially offset by the growth in net revenues. Our operating margin, or income from operations as a percentage of net revenues, for the three months ended December 31, 2007 decreased to 13.3% from 17.7% for the three months ended December 31, 2006. This decrease was primarily attributable to a 400 basis point decline in Mohegan Sun’s operating margin to 16.5% for the three months ended December 31, 2007 from 20.5% for the three months ended December 31, 2006. The decrease in operating margin at Mohegan Sun was primarily attributable to the decrease in slot revenues and non-gaming revenues; higher marketing and promotional expenditures to offset the impact of increased promotional activities and competition in our market as discussed above; higher medical benefit costs; and increased direct labor costs, principally due to staffing additional table game capacity and market driven compensation adjustments. The decrease in operating margin was also due to a full period of operations of the slot facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. Margins were also reduced by the $5.3 million increase in corporate related expenses as further discussed below.

Net income for the three months ended December 31, 2007 compared to the same period in the prior year decreased primarily due to the decrease in income from operations as discussed above.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2007	2006	Dollar Variance	Percentage Variance
Gaming	$304,787	$318,633	$(13,846)	-4.3%
Food and beverage	23,300	24,063	(763)	-3.2%
Hotel	12,577	12,942	(365)	-2.8%
Retail, entertainment and other	30,313	31,418	(1,105)	-3.5%

Total	$370,977	$387,056	$(16,079)	-4.2%

The table below summarizes the percentage of gross revenues from each of the four revenue sources at Mohegan Sun:

	For the Three Months Ended December 31,
	2007	2006
Gaming	82.2%	82.4%
Food and beverage	6.3%	6.2%
Hotel	3.4%	3.3%
Retail, entertainment and other	8.1%	8.1%

Total	100.0%	100.0%

The following table presents data related to gaming revenues at Mohegan Sun (in millions, except where noted):

	For the Three Months Ended December 31,
	2007	2006	Variance	Percentage Variance
Slot handle	$2,425	$2,675	$(250)	-9.3%
Gross slot revenues	$208	$229	$(21)	-9.2%
Net slot revenues	$202	$221	$(19)	-8.6%
Weighted average number of slot machines (in units)	6,185	6,185	—	—
Gross slot hold percentage	8.6%	8.6%	—	—
Gross slot win per unit per day (in dollars)	$366	$402	$(36)	-9.0%
Table games drop	$649	$586	$63	10.8%
Table games revenues	$100	$95	$5	5.3%
Weighted average number of table games (in units)	322	305	17	5.6%
Table games hold percentage (1)	15.5%	16.1%	-0.6%	-3.7%
Table games revenue per unit per day (in dollars)	$3,386	$3,371	$15	0.4%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate considerably over shorter periods.

Gaming revenues for the three months ended December 31, 2007 compared to the same period in the prior year decreased primarily due to the decline in slot revenues. The decrease in slot revenues was primarily attributable to the abnormally high December promotional activities from our Connecticut competitor, which had the effect of reducing slot revenues for the Connecticut gaming market, including slot revenues at Mohegan Sun. During the three months ended December 31, 2007, our Connecticut competitor issued free promotional slot plays to their patrons totaling $31.5 million as compared to $8.3 million in the same period in the prior year. The decrease in slot revenues also was attributable to increased competition, the general downturn in the regional economy and unfavorable weather conditions in the Northeast region. The State of Connecticut reported total slot revenues of $384.6 million and $425.2 million for the three months ended December 31, 2007 and 2006, respectively, representing a decrease of 9.6% in the Connecticut market. Mohegan Sun, however, increased its slot win market share to 54.2% of the Connecticut market for the three months ended December 31, 2007 compared to 53.8% for the same period in the prior year. The decrease in slot revenues for the three months ended December 31, 2007 was partially offset by an increase in table games revenues due to a continued focus on high-end table play and continued success of the Asian marketing program, which is driven, in part, by the August 2007 opening of the 46-table Sunrise Square expansion.

Food and beverage revenues for the three months ended December 31, 2007 compared to the same period in the prior year decreased as a result of a 6.9% decrease in the number of meals served, or food covers. The decrease in food covers was partially offset by an increase in the average price per meal to $14.68 for the three months ended December 31, 2007 from $14.03 for the three months ended December 31, 2006.

The following table presents data related to hotel revenues at Mohegan Sun:

	For the Three Months Ended December 31,
	2007	2006	Variance	Percentage Variance
Rooms occupied	100,100	96,400	3,700	3.8%
Average daily room rate (ADR)	$115	$127	$(12)	-9.4%
Occupancy rate	92.6%	89.2%	3.4%	3.8%
Revenue per available room (REVPAR)	$106	$113	$(7)	-6.2%

Hotel revenues for the three months ended December 31, 2007 compared to the same period in the prior year decreased primarily as a result of the decrease in ADR, partially offset by the increase in hotel occupancy. The decrease in ADR was the result of continued competitive pricing pressures in room rates offered to casino hotel guests in the Northeast gaming market. This reduction in rates is designed to maintain occupancy levels to support or improve gaming and other revenue.

Retail, entertainment and other revenues for the three months ended December 31, 2007 compared to the same period in the prior year decreased primarily as a result of a $1.1 million, or 12.9%, decrease in retail revenues resulting from decreased patronage at Mohegan Sun-owned retail outlets and a $915,000, or 7.4%, decrease in entertainment revenues due to a decrease in the average ticket price for Mohegan Sun Arena events. The decrease in retail, entertainment and other revenues for the three months ended December 31, 2007 was partially offset by a $778,000, or 14.4%, increase in gasoline revenues at the Mohegan Sun gasoline and convenience center.

Promotional Allowance

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$10,901	$10,876	$25	0.2%
Hotel	3,927	4,423	(496)	-11.2%
Retail, entertainment and other	16,722	16,224	498	3.1%

Total	$31,550	$31,523	$27	0.1%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
	2007	2006	Dollar Variance	Percentage Variance
Food and beverage	$11,393	$10,912	$481	4.4%
Hotel	2,002	2,036	(34)	-1.7%
Retail, entertainment and other	14,024	13,263	761	5.7%

Total	$27,419	$26,211	$1,208	4.6%

Promotional allowances for the three months ended December 31, 2007 were comparable to promotional allowances for the three months ended December 31, 2006. The decrease in hotel complimentaries was offset by the increase in retail, entertainment and other promotional allowances, driven primarily by an increase in gas complimentaries offered to casino patrons, which is reflected in the increase in gasoline revenues at the Mohegan Sun gasoline and convenience center, also discussed above under “Gross Revenues.”

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2007	2006	Dollar Variance	Percentage Variance
Gaming	$185,108	$180,525	$4,583	2.5%
Food and beverage	11,892	11,795	97	0.8%
Hotel	4,297	3,945	352	8.9%
Retail, entertainment and other	10,513	11,926	(1,413)	-11.8%
Advertising, general and administrative	50,920	53,409	(2,489)	-4.7%
Pre-opening costs and expenses	12	304	(292)	-96.1%
Depreciation and amortization	20,743	20,861	(118)	-0.6%

Total	$283,485	$282,765	$720	0.3%

Gaming costs and expenses increased for the three months ended December 31, 2007 compared to the same period in the prior year primarily as a result of higher casino marketing and promotional expenses to offset the impact of increased promotional activities from competitors in our market; higher medical benefit costs; and increased direct labor costs, principally due to staffing additional table game capacity and market driven compensation adjustments, all discussed above under “Summary Operating Results;” as well as an increase in the amount of costs being allocated to gaming costs and expenses for non-gaming complimentaries redeemed by casino patrons at Authority-owned outlets. The increase in gaming costs and expenses for the three months ended

December 31, 2007 was partially offset by lower slot win contribution to the State of Connecticut commensurate with the decline in gross slot revenues. Slot win contribution payments totaled $52.3 million and $57.2 million for the three months ended December 31, 2007 and 2006, respectively. As a result of the cost increases mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 60.7% from 56.7% for the three months ended December 31, 2007.

Food and beverage costs and expenses increased for the three months ended December 31, 2007 compared to the same period in the prior year primarily as a result of higher direct labor and medical benefit costs. The increase in food and beverage costs and expenses was partially offset by a decrease in cost of goods sold and other operating costs consistent with the decrease in food and beverage revenues discussed above under “Gross Revenues,” as well as a higher amount of food and beverage complimentaries resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses increased for the three months ended December 31, 2007 compared to the same period in the prior year as a result of increased direct labor and medical benefit costs.

Retail, entertainment and other costs and expenses decreased for the three months ended December 31, 2007 compared to the same period in the prior year due primarily to a substantial decrease in direct entertainment costs resulting from a change in the mix of Mohegan Sun Arena events to include less headliner shows. The decrease was also a result of decreased cost of goods sold for retail due to lower patronage at Mohegan Sun-owned retail outlets, as well as increased entertainment and other complimentaries resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses. The decrease in retail, entertainment and other costs and expenses for the three months ended December 31, 2007 was partially offset by increased direct labor and medical benefit costs and higher cost of goods sold for gasoline at the Mohegan Sun gasoline and convenience center.

Advertising, general and administrative costs and expenses decreased for the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of approximately $2.0 million non-recurring charges recorded during the three months ended December 31, 2006 in connection with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons. The decrease was also the result of a substantial decrease in advertising expenditures from the three months ended December 31, 2006, which included the production of new television commercials, and decreased property maintenance costs. The decrease in advertising, general and administrative costs and expenses for the three months ended December 31, 2007 was partially offset by higher utility, direct labor, medical benefit and other costs necessary to support Mohegan Sun operations.

Pre-opening costs and expenses for the three months ended December 31, 2007 and 2006 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “overview-Mohegan Sun.” Pre-opening costs and expenses for the three months ended December 31, 2006 related primarily to the Sunrise Square component of Project Horizon, which opened in August 2007.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)	Dollar Variance	Percentage Variance
Gaming	$45,858	$27,633	$18,225	66.0%
Food and beverage	2,318	1,091	1,227	112.5%
Retail and other	1,222	458	764	166.8%

Total	$49,398	$29,182	$20,216	69.3%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The table below summarizes the percentage of gross revenues from each of the three revenue sources at Mohegan Sun at Pocono Downs:

	For the Three Months Ended December 31,
	2007	2006 (1)
Gaming	92.8%	94.7%
Food and beverage	4.7%	3.7%
Retail and other	2.5%	1.6%

Total	100.0%	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The following table presents data related to gaming revenues at Mohegan Sun at Pocono Downs (in thousands, except where noted):

	For the Three Months Ended December 31,
	2007	2006 (1)	Variance	Percentage Variance
Slot handle	$459,794	$217,908	$241,886	111.0%
Gross slot revenues	$40,687	$21,816	$18,871	86.5%
Net slot revenues	$39,859	$21,629	$18,230	84.3%
Weighted average number of slot machines (in units)	1,203	1,099	104	9.5%
Gross slot hold percentage	8.9%	10.0%	-1.1%	-11.0%
Gross slot win per unit per day (in dollars)	$368	$412	$(44)	-10.7%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Gaming revenues for the three months ended December 31, 2007 compared to the same period in the prior year increased as a result of the increase in slot revenues due to a full period of operations of the slot facility, which opened on November 14, 2006. Gross slot win per unit per day for the three months ended December 31, 2007 compared to the same period in the prior year decreased primarily due to the lower slot hold percentage, or gross slot revenues divided by slot handle, and unfavorable weather conditions, since the month of December 2007 had a significantly higher number of poor-weather days than that of December 2006. Slot revenues and related gross slot win per unit at Mohegan Sun at Pocono Downs were also impacted by the opening of Mount Airy Resort Casino on October 22, 2007, as discussed above under “Market and Competition from Other Gaming Operations-Mohegan Sun at Pocono Downs.” The increase in food and beverage revenues and retail and other revenues for the three months ended December 31, 2007 compared to the same period in the prior year is also attributable to a full period of operations of the slot facility, which resulted in increased patron visitation to food and beverage and retail outlets at the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)	Dollar Variance	Percentage Variance
Food and beverage	$1,339	$89	$1,250	1404.5%
Retail	537	43	494	1148.8%

Total	$1,876	$132	$1,744	1321.2%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)	Dollar Variance	Percentage Variance
Food and beverage	$1,544	$117	$1,427	1219.7%
Retail	623	62	561	904.8%

Total	$2,167	$179	$1,988	1110.6%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Promotional allowances relate to the redemption at the retail store and dining outlets located at Pocono Downs of Player’s Club points that are awarded for guests’ slot machine gaming activities. The retail value of points is included in gross revenues when redeemed and then deducted as promotional allowances to arrive at net revenues.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2007	2006 (1)	Dollar Variance	Percentage Variance
Gaming	$35,169	$20,848	$14,321	68.7%
Food and beverage	832	1,333	(501)	-37.6%
Retail and other	151	281	(130)	-46.3%
Advertising, general and administrative	4,936	3,280	1,656	50.5%
Pre-opening costs and expenses	8	3,244	(3,236)	-99.8%
Depreciation and amortization	2,942	1,993	949	47.6%

Total	$44,038	$30,979	$13,059	42.2%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to December 31, 2006.

Operating costs and expenses increased for the three months ended December 31, 2007 compared to the same period in the prior year primarily as a result of higher operating costs and expenses necessary to support a full period of slot operations, including slot machine tax assessment payments to the PGCB. The increase in depreciation and amortization expenses for the three months ended December 31, 2007 was due to a full period of depreciation on the slot facility and related slot machines and equipment placed in service in November 2006. The increase in operating costs and expenses was partially offset by decreased pre-opening costs and expenses related to the opening of the slot facility. Slot machine tax assessment payments to the PGCB totaled $23.7 million and $12.9 million for the three months ended December 31, 2007 and 2006, respectively.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2007	2006	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$860	$20	$840	4200.0%
Corporate expenses	7,144	2,653	4,491	169.3%

Total corporate expenses	$8,004	$2,673	$5,331	199.4%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(6,771)	$(7,449)	$678	-9.1%
Interest income (2)	1,058	766	292	38.1%
Interest expense, net of capitalized interest	(22,831)	(23,611)	780	-3.3%
Other income (expense), net	214	(115)	329	-286.1%

Total other expense, net	$(28,330)	$(30,409)	$2,079	-6.8%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project, both more fully described in Notes 4 and 16, respectively, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Total corporate expenses increased for the three months ended December 31, 2007 compared to the same period in the prior year primarily as a result of an adjustment to the allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project. Additionally, we have recorded an impairment charge to reduce the carrying value of the development rights related to the Menominee Project to their estimated fair value. These adjustments were made as a result of recently issued guidance from the BIA relating to its policy on taking off-reservation land into trust for gaming purposes as discussed above under “Other Diversification Projects-Menominee Project.” The resulting non-cash charge for this occurrence totaled approximately $3.5 million. The increase in total corporate expenses also is due to increased professional costs and consulting expenditures related to various diversification efforts discussed above under “Other Diversification Projects.”

Interest expense, net of capitalized interest, decreased for the three months ended December 31, 2007 compared to the same period in the prior year primarily due to the capitalization of approximately $1.3 million in interest costs relating to Project Horizon at Mohegan Sun and Project Sunrise at Pocono Downs for the three months ended December 31, 2007 compared to $358,000 for the three months ended December 31, 2006 relating to the Phase I slot facility. The weighted average outstanding debt was $1.30 billion for the three months ended December 31, 2007 and 2006. The weighted average interest rate was 7.4% for the three months ended December 31, 2007 and 2006.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in November. The 2008 racing season is expected to end in September due to construction. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31, 2007
	2007	2006	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$69,066	$71,042	$(1,976)	-2.8%
Net cash flows used in investing activities	(49,519)	(80,792)	31,273	-38.7%
Net cash flows provided by financing activities	2,386	56,141	(53,755)	-95.7%

Net increase in cash and cash equivalents	$21,933	$46,391	$(24,458)	-52.7%

As of December 31, 2007 and September 30, 2007, we held cash and cash equivalents of $127.5 million and $105.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the three months ended December 31, 2007 is attributable primarily to the decrease in operating income after adjustments for non-cash items and the receipt of $7.0 million pursuant to the amendment to the Pocono Downs purchase agreement, as discussed above under “Overview-Mohegan Sun at Pocono Downs.”

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our investing requirements. The decrease in cash used in investing activities for the three months ended December 31, 2007 is attributable primarily to the payment of the one-time slot machine license fee of $50.0 million to the PGCB and the acquisition of substantially all of the assets of PCC for $4.7 million, both of which occurred during the three months ended December 31, 2006. The decrease in cash used in investing activities was partially offset by a $19.3 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred.” The decrease in cash used in financing activities for the three months ended December 31, 2007 is attributable primarily to a $55.5 million decrease in total net borrowings. Borrowings during the three months ended December 31, 2006 facilitated the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2007, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

Prior Bank Credit Facility. In March 2007, we extinguished our $450.0 million prior bank credit facility.

Bank Credit Facility. In March 2007, we entered into a bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of December 31, 2007, the amount under letters of credit totaled $6.4 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $916.6 million of available borrowing under the bank credit facility as of December 31, 2007, without taking into account covenants under the line of credit as described below.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

As of December 31, 2007, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of December 31, 2007, we had $58.0 million in Eurodollar rate loans and $19.0 million in base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2007 were comprised of: (1) a $30.0 million loan based on a one-month Eurodollar rate of 5.03% plus an Applicable Rate of 1.25% and (2) a $28.0 million loan based on a one-month Eurodollar rate of 4.90% plus an Applicable Rate of 1.25%. The base rate loans outstanding at December 31, 2007 were based on Bank of America’s prime rate of 7.25%. The Applicable Rate for commitment fees was 0.20% as of December 31, 2007.

On February 13, 2008, we received requisite consent from our lenders to Amendment No. 1 to the bank credit facility. Amendment No. 1, among other things, provide for increases in the amount of capital expenditures that are allowed for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modifies certain provisions of the loan agreement, including our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit matures on March 31, 2008 and subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of December 31, 2007, we had $155,000 in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 4.85% plus an Applicable Margin of 0.90%. As of December 31, 2007 we were in compliance with all covenant requirements in the line of credit and had $24.8 million available for borrowing under the line of credit.

Letters of Credit. As of December 31, 2007, we maintained three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire on August 31, 2008, January 25, 2009 and September 5, 2008, respectively, subject to renewals. As of December 31, 2007, no amounts were drawn on the letters of credit.

Salishan Credit Facility. As of December 31, 2007, Salishan-Mohegan has a $25.0 million revolving loan agreement with Bank of America, or the Salishan Credit Facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Mohegan Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of December 31, 2007, Salishan-Mohegan had $18.8 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2007 were comprised of: (1) a $16.5 million loan based on a one-month Eurodollar rate of 4.90% plus an Applicable Rate of 2.25%; (2) a $1.5 million loan based on a one-month Eurodollar rate of 5.24% plus an Applicable Rate of 2.25%; and (3) a $750,000 loan based on a one-month Eurodollar rate of 5.03% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2007. As of December 31, 2007, Salishan-Mohegan had $6.2 million of available borrowings under the Salishan Credit Facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $64.4 million for the three months ended December 31, 2007, compared to $39.0 million for the three months ended December 31, 2006. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $27.6 million and $11.6 million for the three months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007, these expenditures consisted primarily of $21.6 million in costs related to the Project Horizon expansion, including $845,000 in capitalized interest, and $5.7 million in maintenance capital expenditures. For the three months ended December 31, 2006, these expenditures were principally related maintenance capital expenditures, property renovation expenditures and costs related to the Project Horizon expansion.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $36.8 million and $27.4 million for the three months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007, these expenditures consisted primarily of $36.0 million in costs related to the Project Sunrise expansion, including $463,000 in capitalized interest. For the three months ended December 31, 2006, these expenditures were comprised primarily of construction costs for the Phase 1 slot facility.

•	Capital expenditures for the corporate division were minimal for the three months ended December 31, 2007 and 2006.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2008 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Overview-Mohegan Sun-Project Horizon,” are budgeted to be $62.3 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures at Mohegan Sun are anticipated to be approximately $40.1 million for replacement and improvements of information technology equipment and systems, Casino of the Earth renovations and the addition of slot machines and data warehouse storage.

•

Property renovation expenditures are expected to be approximately $22.2 million including the replacement of obsolete coin redemption booths in the Casino of the Sky with slot machines, renovation of the Sky bar on the casino floor and preparation for the connection to the Casino of the Wind.

Total costs for the development of Project Horizon, inclusive of costs incurred to date for Sunrise Square and the Casino of the Wind, currently are estimated to be approximately $925.0 million. Remaining project costs are estimated to be incurred as follows: fiscal year 2008, $252.0 million; fiscal year 2009, $303.0 million; fiscal year 2010, $294.0 million; and fiscal year 2011, $30.0 million, as discussed above under “Overview-Mohegan Sun-Project Horizon.”

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

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and for Project Sunrise at Pocono Downs through our $1.0 billion revolving bank credit facility from a syndicate of financial institutions and commercial banks and from operating cash flows.

Interest Expense

For the three months ended December 31, 2007 and 2006, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2007	2006
Bank credit facility	$1,355	$—
Prior Bank credit facility	—	1,567
2005 6 1/8% senior notes	3,828	3,828
2001 8 3/8 % senior subordinated notes	342	342
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/8% senior subordinated notes	5,260	5,260
2004 7 1/8% senior subordinated notes	4,008	4,008
2005 6 7/8% senior subordinated notes	2,578	2,578
WNBA note	67	88
Line of credit	138	181
Salishan Credit Facility	350	235
Amortization of net deferred gain on settlement of derivative instruments	114	114
Amortization of debt issuance costs	1,099	768
Capitalized interest	(1,308)	(358)

Total interest expense, net of capitalized interest	$22,831	$23,611

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations, Project Horizon, Project Sunrise and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $80.0 million for fiscal year 2008. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the Project Sunrise expansion are anticipated to be funded through the bank credit facility, as discussed above under “Sources of Funding for Capital Expenditures.” As of December 31, 2007, we had $916.6 million available for borrowing under our bank credit facility, without taking into account covenants under the line of credit.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,321,850	$1,155	$350,750	$344,345	$625,600
Interest payments on long-term debt (3)	428,980	78,069	154,899	130,512	65,500
Contruction obligations (4)	149,109	149,109	—	—	—
Procurement obligations (5)	26,450	7,010	11,795	5,945	1,700

Total	$1,926,389	$235,343	$517,444	$480,802	$692,800

(1)	Amounts represent payment obligations from January 1, 2008 to September 30, 2008.
(2)	Long-term debt includes maturities scheduled as of December 31, 2007 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of December 31, 2007, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Construction obligations represent expenditures we must pay in connection with Project Horizon, Project Sunrise and other capital projects.
(5)	Procurement obligations represent agreements entered into with vendors for inventory and sundry items.

In addition to the contractual obligations described above, we have certain other contractual commitments as of December 31, 2007 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum slot win contributions (2)	$80,000	$160,000	$160,000	$400,000
Relinquishment commitments (3)	78,034	149,044	168,725	203,197
Priority distributions (4)	17,303	36,100	38,186	105,406
Town of Montville commitment (5)	500	1,000	1,000	2,500
Host municipalities’ local share assessment (6)	10,000	20,000	20,000	50,000
Property tax litigation payments (7)	1,556	3,926	4,646	8,066

Total	$187,393	$370,070	$392,557	$769,169

(1)	Amounts represent payment commitments from October 1, 2007 to September 30, 2008.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Assuming the slot machine operations at Mohegan Sun produce future results similar to the fiscal year 2007 results, the minimum annual amount to be paid to the State of Connecticut would be $80.0 million.

(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The payments are calculated based on net cash flows and are limited to a maximum amount of $17.4 million for calendar year 2008, pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.85%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting municipalities of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing will continue to make agreed upon annual payments with the Wilkes-Barre Area School District for each tax year through 2015. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

We recognize gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

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

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test and, if impairment occurs, the amount of impaired trademark will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise, the Menominee Project development rights and the assets of PCC are also assessed periodically for impairment pursuant to appropriate accounting standards.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of FAS 157 for other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on non-recurring basis. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt FAS 141(R) and FAS 160 simultaneously in our fiscal year beginning October 1, 2009. The provisions of FAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the potential impact that FAS 160 may have on our financial position, results of operations, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the bank credit facility. As of December 31, 2007, we had $77.0 million drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of December 31, 2007 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of December 31, 2007.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$330,000	$—	$16,345	$250,000	$625,000	$1,221,345	$1,195,622
Average interest rate	—	6.4%	—	8.4%	8.0%	6.7%	6.9%
Variable Rate	$1,155	$19,750	$1,000	$1,000	$77,000	$600	$100,505	$100,505
Average interest rate	6.6%	5.5%	4.2%	5.2%	4.8%	—	4.9%

Item 4.	Controls and Procedures

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in the Authority’s Form 10-K for the fiscal year ended September 30, 2007.

Item 5.	Other Information

On February 13, 2008, we received requisite consent from our lenders to Amendment No. 1 to the Bank Credit Facility. Amendment No. 1, among other things, provides for increases in the amount of capital expenditures that are allowed for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified certain provisions of the loan agreement, including our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

A copy of Amendment No. 1 is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 14, 2008	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: February 14, 2008	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 14, 2008	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8 % Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Amendment No. 1 to the Second Amended and Restated Loan Agreement, dated as of February 13, 2008, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).