Form 10-Q
period 2008-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2008-05-15
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$87,445	$105,596
Receivables, net	35,931	25,005
Inventories	16,836	17,119
Other current assets	29,743	25,991

Total current assets	169,955	173,711

Non-current assets:
Property and equipment, net	1,509,001	1,401,206
Goodwill	39,459	39,459
Other intangible assets, net	393,255	394,477
Other assets, net	67,610	71,124

Total assets	$2,179,280	$2,079,977

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$1,000	$17,591
Current portion of relinquishment liability	95,672	96,486
Trade payables	36,425	21,975
Accrued interest payable	20,185	20,274
Other current liabilities	202,101	177,265

Total current liabilities	355,383	333,591

Non-current liabilities:
Long-term debt, net of current portion	1,365,587	1,276,109
Relinquishment liability, net of current portion	381,884	406,858
Other long-term liabilities	626	735

Total liabilities	2,103,480	2,017,293
Minority interests	3,200	3,933

Commitments and contingencies
Capital:
Retained earnings	72,600	58,751

Total capital	72,600	58,751

Total liabilities and capital	$2,179,280	$2,079,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Six Months Ended March 31, 2008	For the Six Months Ended March 31, 2007
Revenues:
Gaming	$355,877	$356,904	$706,522	$703,170
Food and beverage	24,869	23,614	50,487	48,768
Hotel	11,850	11,221	24,427	24,163
Retail, entertainment and other	31,934	26,685	63,469	58,561

Gross revenues	424,530	418,424	844,905	834,662
Less—Promotional allowances	(31,953)	(28,400)	(65,379)	(60,055)

Net revenues	392,577	390,024	779,526	774,607

Operating costs and expenses:
Gaming	217,468	207,200	437,745	408,681
Food and beverage	11,398	12,451	24,122	25,579
Hotel	4,305	4,136	8,602	8,081
Retail, entertainment and other	11,440	9,307	22,104	21,514
Advertising, general and administrative	57,797	57,766	113,653	114,347
Corporate expenses	4,017	2,531	11,161	5,184
Pre-opening costs and expenses	12	197	32	3,745
Depreciation and amortization	24,107	23,237	48,652	46,111

Total operating costs and expenses	330,544	316,825	666,071	633,242

Income from operations	62,033	73,199	113,455	141,365

Other income (expense):
Accretion of discount to the relinquishment liability	(6,772)	(7,448)	(13,543)	(14,897)
Interest income	899	774	1,957	1,540
Interest expense, net of capitalized interest	(22,687)	(24,113)	(45,518)	(47,724)
Write-off of debt issuance costs	—	(71)	—	(71)
Other income (expense), net	(143)	(247)	71	(362)

Total other expense	(28,703)	(31,105)	(57,033)	(61,514)

Income from continuing operations before minority interests	33,330	42,094	56,422	79,851
Minority interests	132	190	733	328

Income from continuing operations	33,462	42,284	57,155	80,179
Income from discontinued operations	—	36	—	31

Net income	$33,462	$42,320	$57,155	$80,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, December 31, 2007	$62,444
Net income	33,462
Distributions to Tribe	(23,306)

Balance, March 31, 2008	$72,600

Balance, September 30, 2007	$58,751
Net income	57,155
Distributions to Tribe	(43,306)

Balance, March 31, 2008	$72,600

Total Capital
Balance, December 31, 2006	$(19,540)
Net income	42,320
Distributions to Tribe	(17,906)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, March 31, 2007	$4,913

Balance, September 30, 2006	$(38,855)
Net income	80,210
Distributions to Tribe	(36,481)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, March 31, 2007	$4,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2008	For the Six Months Ended March 31, 2007
Cash flows provided by (used in) operating activities:
Net income	$57,155	$80,210
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48,652	46,194
Accretion of discount to the relinquishment liability	13,543	14,897
Cash paid for accretion of discount to the relinquishment liability	(14,220)	(15,126)
Accretion of discount to the Pocono Downs purchase settlement	(623)	(826)
Net loss on disposition of assets	129	1,175
Provision for losses on receivables	4,869	1,736
Amortization of debt issuance costs	2,278	1,636
Write-off of debt issuance costs	—	71
Amortization of net deferred gain on settlement of derivative instruments	228	228
Minority interests	(733)	(328)
Changes in operating assets and liabilities:
Increase in receivables	(11,648)	(1,574)
Decrease (increase) in inventories	283	(1,110)
Increase in other assets	(1,779)	(10,915)
Increase (decrease) in trade payables	3,279	(2,806)
Increase in other liabilities	2,891	15,610

Net cash flows provided by operating activities	104,304	129,072

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $33,632 and $6,378, respectively	(122,974)	(53,626)
Payment of Category One slot machine license fee	—	(50,000)
Acquisition of Menominee Project development rights and other related assets	—	(6,381)
Proceeds from settlement of contract dispute	—	2,000
Proceeds from asset sales	1,268	195
Issuance of third party loans and advances	(2,674)	(1,949)
Payments received on third-party loans	481	397

Net cash flows used in investing activities	(123,899)	(109,364)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	—	278,000
Prior Bank Credit Facility repayments—revolving loan	—	(278,000)
Bank Credit Facility borrowings—revolving loan	223,000	81,000
Bank Credit Facility repayments—revolving loan	(135,000)	(16,000)
Salishan Credit Facility borrowings—revolving loan	2,250	15,250
Line of credit borrowings	228,281	305,436
Line of credit repayments	(244,872)	(305,436)
Payments on long-term debt	(1,000)	(3,550)
Principal portion of relinquishment liability payments	(25,111)	(24,599)
Distributions to Tribe	(43,306)	(36,481)
Capitalized debt issuance costs	(2,798)	(6,921)

Net cash flows provided by financing activities	1,444	8,699

Net (decrease) increase in cash and cash equivalents	(18,151)	28,407
Cash and cash equivalents at beginning of period	105,596	75,246

Cash and cash equivalents at end of period	$87,445	$103,653

Supplemental disclosure:
Cash paid during the period for interest	$46,214	$46,856

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

The Authority has the following wholly owned subsidiaries: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut. MTGA Gaming evaluates and pursues new business opportunities on behalf of the Authority.

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

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and located in Clark County, Washington (the “Cowlitz Project”).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

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

Menominee Project

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC. The development rights were determined by management to be an intangible asset with an estimated fair value of $3.7 million, which is periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Authority also maintains an allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project.

In January 2008, the U.S Department of the Interior’s Bureau of Indian Affairs (“BIA”) rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects, dated January 3, 2008, stating that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. As a result of this new policy, the Authority recorded an adjustment to the allowance on the future collection of reimbursable development costs and expenses and an impairment charge to reduce the carrying value of the development rights to their estimated fair value, totaling approximately $2.7 million and $840,000, respectively, as reflected in the accompanying condensed consolidated statement of income for the six months ended March 31, 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB provided a one year deferral for the implementation of FAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Authority is currently evaluating the potential impact of this standard on its financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“FAS 133’). FAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under FAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Authority is currently evaluating the potential impact, if any, that FAS 161 may have on its financial position, results of operations and cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	March 31, 2008	September 30, 2007
Bank Credit Facility	$121,000	$33,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	3,000	4,000
Line of Credit	—	16,591
Salishan Credit Facility	19,500	17,250
MKGA Note Payable	600	600

Subtotal	1,365,445	1,292,786
Net deferred gain on derivative instruments sold	1,142	914

Total debt	$1,366,587	$1,293,700

Prior Bank Credit Facility

In March 2007, the Authority extinguished its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”), for up to $450.0 million from a syndicate of financial institutions and commercial banks.

Bank Credit Facility

In March 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of March 31, 2008, the amount under letters of credit totaled $6.4 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $872.6 million of available borrowing capacity under the Bank Credit Facility as of March 31, 2008 (without taking into account covenants under the Line of Credit described below).

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2008, the Authority had $121.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2008 were comprised of: (1) an $87.0 million loan based on a one-month Eurodollar rate of 2.82% plus an Applicable Rate of 1.38% and (2) a $34.0 million loan based on a one-month Eurodollar rate of 2.59% plus an Applicable Rate of 1.38%. The Applicable Rate for commitment fees was 0.25% as of March 31, 2008. Accrued interest, including commitment fees, on the Bank Credit Facility was $205,000 and $96,000 as of March 31, 2008 and September 30, 2007, respectively.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, its maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures.

On February 13, 2008, the Authority received requisite consent from its lenders to Amendment No. 1 to its Bank Credit Facility. Amendment No. 1, among other things, provides for increases in the permitted capital expenditures for the expansion projects at Mohegan Sun (“Project Horizon”) and Mohegan Sun at Pocono Downs (“Project Sunrise”) from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified certain provisions of the loan agreement, including the Authority’s total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

The Bank Credit Facility also includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2008, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2008 and September 30, 2007, accrued interest on the 2005 Senior Notes was $1.9 million.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of March 31, 2008. As of March 31, 2008 and September 30, 2007, accrued interest on the 2001 Senior Subordinated Notes was $342,000.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2008 and September 30, 2007, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2008 and September 30, 2007, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2008 and September 30, 2007, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor subsidiary. As of March 31, 2008 and September 30, 2007, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of March 31, 2008, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. The Authority guaranteed the obligations of MBC under

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of March 31, 2008 and September 30, 2007, the principal balance outstanding on the WNBA Note was $3.0 million and $4.0 million, respectively. As of March 31, 2008 and September 30, 2007, accrued interest on the WNBA Note was $26,000 and $187,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of March 31, 2008, the Authority was in compliance with all covenant requirements in the Line of Credit and had $25.0 million of available borrowing capacity under the Line of Credit. As of March 31, 2008, there was no accrued interest on the Line of Credit. As of September 30, 2007, accrued interest on the Line of Credit was $17,000.

Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan has a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and an Applicable Rate, as defined in the Salishan Credit Facility, of 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of March 31, 2008, Salishan-Mohegan had $19.5 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2008 were comprised of: (1) a $17.2 million loan based on a one-month Eurodollar rate of 2.60% plus an Applicable Rate of 2.25%; (2) a $1.5 million loan based on a one-month Eurodollar rate of 3.00% plus an Applicable Rate of 2.25%; and (3) a $750,000 loan based on a one-month Eurodollar rate of 2.56% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2008. As of March 31, 2008, Salishan-Mohegan had $5.5 million of available borrowing capacity under the Salishan Credit Facility. As of March 31, 2008 and September 30, 2007, accrued interest on the Salishan Credit Facility was $22,000 and $42,000, respectively.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of March 31, 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with FAS 133 and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended March 31, 2008 and 2007, the Authority recorded amortization of $114,000, and for the six months ended March 31, 2008 and 2007, the Authority recorded amortization of $228,000, to increase interest expense related to the sale of these derivative instruments. The Authority expects to record $455,000 to interest expense over the next twelve months.

Letters of Credit

As of March 31, 2008, the Authority maintained three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs Entities that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire on August 31, 2008, January 25, 2009 and September 5, 2008, respectively, subject to renewals. As of March 31, 2008, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

On March 28, 2008, MTGA Gaming was admitted as a member in Mohegan Gaming & Hospitality, LLC (“MG&H”) a Delaware limited liability company formed by the Tribe. Following the admission of MTGA Gaming, the Tribe holds a 51.0% membership interest in MG&H and MTGA Gaming holds the remaining 49.0% interest. In connection with its admission, MTGA Gaming assigned to MG&H, its one-third membership interest in Leg Sun, LLC along with the right to manage, and participate in the development of the proposed gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas.

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended March 31, 2008 and 2007, the Authority incurred $5.9 million and $5.7 million, respectively, and for the six months ended March 31, 2008 and 2007, the Authority incurred $11.9 million and $11.1 million, respectively, of expenses for such services.

The Tribe, through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $130,000 relating to these land lease agreements for each of the three months and six months ended March 31, 2008 and 2007, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended March 31, 2008 and 2007, the Authority incurred costs of $6.4 million and $6.8 million, respectively, for such utilities. During the six months ended March 31, 2008 and 2007, the Authority incurred costs of $12.7 million and $11.9 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the three months ended December 31, 2006. Prior to this transfer, the Authority recorded $53,000 of capital expenditures associated with the Tribe’s Development Department for the six months ended March 31, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (as amended from time to time, the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal land or working on behalf of the Tribe. Pursuant to the TERO, an employer is required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

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

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required to be made with respect to free slot promotions such as the Authority’s “e-Bonus” program and the Mashantucket Pequot Tribe’s “free play” program. In October 2007, the Tribe entered into an escrow agreement with the State of Connecticut, to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays used by patrons at Mohegan Sun. As a result, during the three months and six months ended March 31, 2008, the Authority reflected expenses associated with the e-Bonus escrow payments totaling $2.1 million and $2.3 million, respectively, which is included in the Authority’s Slot Win Contribution for the three months and six months ended March 31, 2008. Pursuant to the escrow agreement, the escrowed funds, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority based on the outcome of the dispute between the Tribe and the State of Connecticut on the accounting of e-Bonus play under the MOU.

The Authority reflected expenses associated with the Slot Win Contribution and e-Bonus escrow totaling $55.7 million and $54.9 million for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, the expenses associated with the Slot Win Contribution and e-Bonus escrow totaled $108.0 million and $112.1 million, respectively. As of March 31, 2008 and September 30, 2007, outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $20.1 million and $19.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Category One Slot Machine License

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

The Race Horse Development and Gaming Act of 2004 stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc., and local share assessments to be paid to the host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for the payment of slot machine tax assessments to the PGCB, which is included in other assets in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the PGCB slot machine and local share tax assessments totaling $23.3 million and $23.9 million for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, the expenses associated with the PGCB slot machine and local share tax assessments totaled $47.0 million and $36.8 million, respectively. As of March 31, 2008 and September 30, 2007, outstanding slot machine and local share tax payments totaled $2.9 million and $6.1 million, respectively.

PGCB Regulatory Fees

In addition to the slot machine tax payments described above, the holders of slot machine licenses are also required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of Down’s Racing’s slot machine revenues compared to current and future licensees in the Commonwealth, Downs Racing is recording expenses associated with the reimbursement of PGCB operating expenses at a rate of 1.5% of gross slot machine revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this fee assessment totaling $589,000 and $318,000 for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, the expenses associated with this fee assessment totaled $1.2 million and $950,000, respectively. As of March 31, 2008 and September 30, 2007, outstanding regulatory fee payments to the PGCB totaled $54,000. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million, were granted to the PGCB, and a $7.0 million payment was

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of Pennsylvania. The loans and the $7.0 million payment are expected to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by the slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportional to each licensee’s gross slot machine revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of their incurred expenses, which is recorded in prepaid expenses in the accompanying condensed consolidated balance sheets.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.4 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, these payments totaled $8.6 million and $8.3 million, respectively.

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

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $3.3 million.

Pennsylvania Property Tax Litigation

A final settlement was reached in June 2007 between the various parties involved in a dispute with Downs Racing, relating to certain property tax assessments, in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing is required to make agreed upon payments with the Wilkes-Barre Area School District for each tax year through 2015. The total amount of these payments is $18.2 million.

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2008, the carrying amount of the relinquishment liability was $477.5 million as compared to $503.3 million at September 30, 2007. The decrease in the relinquishment liability during the six months ended March 31, 2008 is due to $39.3 million in relinquishment payments, offset by $13.5 million representing the accretion of discount to the relinquishment liability. Of the $39.3 million in relinquishment payments, $25.1 million represents payment of principal and $14.2 million represents payment of the accretion of discount to the relinquishment liability. During the six months ended March 31, 2007, the Authority paid $39.8 million in relinquishment payments, consisting of $24.7 million in principal amounts and $15.1 million representing the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At March 31, 2008 and September 30, 2007, relinquishment payments earned but unpaid were $18.8 million and $20.8 million, respectively.

NOTE 7—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs Entities, Penn National Gaming Inc. (“Penn National”), the former owner of the Pocono Downs Entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. and Presque Isle Downs Inc. (collectively “Presque Isle”), for $7.0 million upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. Penn National assigned its rights to proceeds under this agreement to Downs Racing upon its acquisition by the Authority.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results of the Erie OTW facility from its Pocono Downs operating segment as income from discontinued operations in the accompanying condensed consolidated statements of income, which includes total net revenues from the Erie OTW facility of $792,000 and $1.5 million for the three months and six months ended March 31, 2007, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING:

As of March 31, 2008, the Authority own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug property in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut Entities, and another, referred to as Pocono Downs, herein, comprised of the operations of the Pocono Downs Entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007(1)
Net revenues:
Mohegan Sun	$346,467	$342,592	$685,894	$698,125
Pocono Downs	46,110	47,432	93,632	76,482

Total	392,577	390,024	779,526	774,607
Income (loss) from operations:
Mohegan Sun	62,840	73,430	118,782	146,198
Pocono Downs	3,230	2,318	6,714	389
Corporate	(4,037)	(2,549)	(12,041)	(5,222)

Total	62,033	73,199	113,455	141,365
Accretion of discount to the relinquishment liability	(6,772)	(7,448)	(13,543)	(14,897)
Interest income	899	774	1,957	1,540
Interest expense, net of capitalized interest	(22,687)	(24,113)	(45,518)	(47,724)
Write-off of debt issuance costs	—	(71)	—	(71)
Other income (expense), net	(143)	(247)	71	(362)

Income from continuing operations before minority interests	33,330	42,094	56,422	79,851
Minority interests	132	190	733	328

Income from continuing operations	33,462	42,284	57,155	80,179
Income from discontinued operations	—	36	—	31

Net income	$33,462	$42,320	$57,155	$80,210

	For the Six Months Ended March 31,
	2008	2007
Capital expenditures:
Mohegan Sun	$84,078	$29,608
Pocono Downs	72,527	30,392
Corporate	1	4

Total	$156,606	$60,004

	March 31, 2008	September 30, 2007
Total assets:
Mohegan Sun	$1,575,566	$1,540,349
Pocono Downs (including goodwill of $39,459)	510,532	444,206
Corporate	93,182	95,422

Total	$2,179,280	$2,079,977

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2008, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor subsidiary, Salishan-Mohegan, as of March 31, 2008 and September 30, 2007 and for the three months and six months ended March 31, 2008 and 2007 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,301,005	$188,045	$19,951	$—	$1,509,001
Intercompany receivables	293,575	10,855	—	(304,430)	—
Investment in subsidiaries	198,078	2,635	—	(200,713)	—
Other intangible assets, net	119,827	273,428	—	—	393,255
Other assets, net	193,938	67,025	16,061	—	277,024

Total assets	$2,106,423	$541,988	$36,012	$(505,143)	$2,179,280

LIABILITIES AND CAPITAL
Total current liabilities	$307,510	$47,581	$292	$—	$355,383
Long-term debt, net of current portion	1,343,487	2,600	19,500	—	1,365,587
Relinquishment liability, net of current portion	381,884	—	—	—	381,884
Intercompany payables	—	293,575	10,855	(304,430)	—
Other long-term liabilities	626	—	—	—	626

Total liabilities	2,033,507	343,756	30,647	(304,430)	2,103,480
Minority interests in subsidiaries	—	469	—	2,731	3,200
Total capital	72,916	197,763	5,365	(203,444)	72,600

Total liabilities and capital	$2,106,423	$541,988	$36,012	$(505,143)	$2,179,280

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,260,092	$121,163	$19,951	$—	$1,401,206
Intercompany receivables	220,006	10,372	—	(230,378)	—
Investment in subsidiaries	214,011	2,788	—	(216,799)	—
Other intangible assets, net	119,827	274,650	—	—	394,477
Other assets, net	200,534	69,491	14,269	—	284,294

Total assets	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

LIABILITIES AND CAPITAL
Total current liabilities	$292,551	$40,119	$921	$—	$333,591
Long-term debt, net of current portion	1,255,259	3,600	17,250	—	1,276,109
Relinquishment liability, net of current portion	406,858	—	—	—	406,858
Intercompany payables	—	220,006	10,372	(230,378)	—
Other long-term liabilities	735	—	—	—	735

Total liabilities	1,955,403	263,725	28,543	(230,378)	2,017,293
Minority interests in subsidiaries	—	1,043	—	2,890	3,933
Total capital	59,067	213,696	5,677	(219,689)	58,751

Total liabilities and capital	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$346,473	$46,105	$—	$(1)	$392,577
Operating costs and expenses:
Gaming and other operations	209,410	35,202	—	(1)	244,611
Advertising, general and administrative	55,162	6,318	334	—	61,814
Pre-opening costs and expenses	3	9	—	—	12
Depreciation and amortization	20,901	3,206	—	—	24,107

Total operating costs and expenses	285,476	44,735	334	(1)	330,544

Income (loss) from operations	60,997	1,370	(334)	—	62,033
Accretion of discount to the relinquishment liability	(6,772)	—	—	—	(6,772)
Interest expense, net of capitalized interest	(13,135)	(9,229)	(531)	208	(22,687)
Loss on interests in subsidiaries	(7,898)	(82)	—	7,980	—
Other income (expense), net	270	(2)	696	(208)	756

Income (loss) from continuing operations before minority interests	33,462	(7,943)	(169)	7,980	33,330
Minority interests	—	45	—	87	132

Net income (loss)	$33,462	$(7,898)	$(169)	$8,067	$33,462

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months Ended March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$342,593	$47,434	$—	$(3)	$390,024
Operating costs and expenses:
Gaming and other operations	197,809	35,245	—	(3)	233,051
Advertising, general and administrative	51,714	8,109	517	—	60,340
Pre-opening costs and expenses	4	193	—	—	197
Depreciation and amortization	20,358	2,879	—	—	23,237

Total operating costs and expenses	269,885	46,426	517	(3)	316,825

Income (loss) from operations	72,708	1,008	(517)	—	73,199
Accretion of discount to the relinquishment liability	(7,448)	—	—	—	(7,448)
Interest expense, net of capitalized interest	(14,927)	(9,186)	(573)	573	(24,113)
Loss on interests in subsidiaries	(8,024)	(163)	—	8,187	—
Other income, net	11	258	760	(573)	456

Income (loss) from continuing operations before minority interests	42,320	(8,083)	(330)	8,187	42,094
Minority interests	—	23	—	167	190

Income (loss) from continuing operations	42,320	(8,060)	(330)	8,354	42,284
Income from discontinued operations	—	36	—	—	36

Net income (loss)	$42,320	$(8,024)	$(330)	$8,354	$42,320

	For the Six Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$685,660	$93,869	$—	$(3)	$779,526
Operating costs and expenses:
Gaming and other operations	420,625	71,951	—	(3)	492,573
Advertising, general and administrative	109,448	14,643	723	—	124,814
Pre-opening costs and expenses	15	17	—	—	32
Depreciation and amortization	41,432	7,220	—	—	48,652

Total operating costs and expenses	571,520	93,831	723	(3)	666,071

Income (loss) from operations	114,140	38	(723)	—	113,455
Accretion of discount to the relinquishment liability	(13,543)	—	—	—	(13,543)
Interest expense, net of capitalized interest	(26,306)	(18,512)	(1,154)	454	(45,518)
Loss on interests in subsidiaries	(17,627)	(153)	—	17,780	—
Other income, net	491	426	1,565	(454)	2,028

Income (loss) from continuing operations before minority interests	57,155	(18,201)	(312)	17,780	56,422
Minority interests	—	574	—	159	733

Net income (loss)	$57,155	$(17,627)	$(312)	$17,939	$57,155

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Six Months Ended March 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$698,134	$76,485	$—	$(12)	$774,607
Operating costs and expenses:
Gaming and other operations	405,726	58,141	—	(12)	463,855
Advertising, general and administrative	106,901	11,625	1,005	—	119,531
Pre-opening costs and expenses	308	3,437	—	—	3,745
Depreciation and amortization	41,105	5,006	—	—	46,111

Total operating costs and expenses	554,040	78,209	1,005	(12)	633,242

Income (loss) from operations	144,094	(1,724)	(1,005)	—	141,365
Accretion of discount to the relinquishment liability	(14,897)	—	—	—	(14,897)
Interest expense, net of capitalized interest	(30,167)	(17,557)	(1,101)	1,101	(47,724)
Loss on interests in subsidiaries	(18,972)	(295)	—	19,267	—
Other income, net	152	550	1,506	(1,101)	1,107

Income (loss) from continuing operations before minority interests	80,210	(19,026)	(600)	19,267	79,851
Minority interests	—	23	—	305	328

Income (loss) from continuing operations	80,210	(19,003)	(600)	19,572	80,179
Income from discontinued operations	—	31	—	—	31

Net income (loss)	$80,210	$(18,972)	$(600)	$19,572	$80,210

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$112,153	$(7,169)	$(680)	$—	$104,304

Cash flows used in investing activities:
Purchases of property and equipment	(76,106)	(46,868)	—	—	(122,974)
Other cash flows used in investing activities	(54,428)	(570)	(1,431)	55,504	(925)

Net cash flows used in investing activities	(130,534)	(47,438)	(1,431)	55,504	(123,899)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	223,000	—	—	—	223,000
Bank Credit Facility repayments—revolving loan	(135,000)	—	—		(135,000)
Line of credit borrowings	228,281	—	—	—	228,281
Line of credit repayments	(244,872)	—	—	—	(244,872)
Principal portion of relinquishment liability payments	(25,111)	—	—	—	(25,111)
Distributions to Tribe	(43,306)	—	—	—	(43,306)
Other cash flows provided by (used in) financing activities	(2,797)	54,475	2,278	(55,504)	(1,548)

Net cash flows provided by financing activities	195	54,475	2,278	(55,504)	1,444

Net (decrease) increase in cash and cash equivalents	(18,186)	(132)	167	—	(18,151)
Cash and cash equivalents at beginning of period	89,282	16,307	7	—	105,596

Cash and cash equivalents at end of period	$71,096	$16,175	$174	$—	$87,445

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2008, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2008 and 2007 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Authority’s management.

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

Hartford, Connecticut.

May 14, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Mohegan Sun at Pocono Downs and the off-track wagering facilities located in Pennsylvania, or the Pocono Downs entities, dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our ability to complete our current and proposed expansion projects at Mohegan Sun and Mohegan Sun at Pocono Downs on time and on budget, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), the availability of financing on favorable terms and the ability to achieve positive results on our diversification projects. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We can not assure you that projected results or events will be achieved or will occur.

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

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following:

Casino of the Earth

As of March 31, 2008, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,600 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 285-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a ten-station food court featuring international and domestic cuisine, the “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine, and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility;

•	five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, our new 8,500 square-foot Asian-themed gaming area offering 46 table games

Casino of the Sky

As of March 31, 2008, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,400 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 350-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,600 restaurant seats;

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

Project Horizon

We have undertaken a major expansion of Mohegan Sun, known as Project Horizon. Project Horizon consists of four major components (Sunrise Square, Casino of the Wind, Earth Expansion and Property Infrastructure). The plans for Project Horizon include adding approximately 919 hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. Upon completion of Project Horizon, Mohegan Sun is expected to offer approximately 7,000 slot machines, 380 table games, including poker, 2,100 hotel rooms, 75 restaurant and retail outlets, 30 bars and lounges and 4 entertainment venues.

Sunrise Square, our new Asian-themed gaming area in the Casino of the Earth, was completed in August 2007 at a cost of approximately $17.0 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” Street food outlet.

We are also constructing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 670 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and the return of Chief’s Deli, a casual dining restaurant which we will operate. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open in the fall of 2008. The estimated cost of the Casino of the Wind is $125.0 million.

Project Horizon also includes the Earth Expansion, which features the Earth hotel. The Earth hotel is expected to include approximately 919 rooms, including approximately 261 House of Blues-themed hotel rooms, and a House of Blues Foundation Room. The Earth Expansion also is planned to include new House of Blues-themed dining and entertainment amenities, including an approximately 36,000-square-foot music hall and a 3,000-square-foot special events room. In addition, the Earth Expansion will include approximately 44,000 square feet of retail space, additional food and beverage facilities, including two fine-dining options, a burger restaurant, four bars, a family-style sit down pizzeria and a four-station quick-serve dining area. Groundbreaking for the Earth Expansion occurred on May 14, 2008. The Earth hotel and related facilities are expected to open in October 2010. The estimated cost of the Earth Expansion is $682.0 million.

The Property Infrastructure component of Project Horizon is underway and includes a 1,500-space parking garage and additional surface parking lots, site development and road improvements on or adjacent to the property. The estimated cost is $101.0 million.

Total costs for Project Horizon, inclusive of costs incurred to date, currently are estimated to be approximately $925.0 million, exclusive of capitalized interest. Remaining project costs are estimated to be incurred as follows: fiscal year 2008, $207.0 million; fiscal year 2009, $270.0 million; fiscal year 2010, $357.0 million; and fiscal year 2011, $45.0 million.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. Mohegan Golf incurred total acquisition costs of $4.7 million for the golf course and other items acquired from PCC. The club was renamed Mohegan Sun Country Club at Pautipaug and opened in June 2007.

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

Downs Racing continues its harness racing activities for the 2008 racing season, which began on April 1, 2008. Year round simulcast pari-mutuel wagering activities also are conducted at Mohegan Sun at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Mohegan Sun at Pocono Downs opened in March 2006.

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

Downs Racing has secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Mohegan Sun at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs. A minimum of 1,500 slot machines were required to be in operation by November 2007; however, in November 2007, the Pennsylvania Gaming Control Board, or PGCB, granted Downs Racing a one-year extension to reach the 1,500 slot machine threshold.

Pocono Downs was the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of the gaming and entertainment facility opened to the public on November 14, 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million, excluding a $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, currently operates 24 hours a day, seven days a week and houses approximately 1,200 slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

Project Sunrise, the Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs, is being developed at Pocono Downs on land adjacent to the existing gaming facility. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, three full-service restaurants, a 300-seat buffet, a quick-serve dining area, six retail outlets, three bars/lounges, additional parking and bus amenities. Construction commenced in May 2007 with a grand opening planned in the summer of 2008. The final cost of Project Sunrise is anticipated to be approximately $208.0 million.

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

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

Other Projects

New York

In April 2008, our wholly owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and Capital Play, Inc., or Capital Play, and its partners, Extell Development Company and Plainfield Special Situations Master Fund Limited, submitted a new joint proposal to the State of New York to develop and manage the proposed VLT facility and a mixed-use retail and hotel facility to be developed at Aqueduct Racetrack in Jamaica, New York. If Capital Play’s bid is selected, MTGA Gaming would manage the proposed 4,500 VLT facility at Aqueduct Racetrack, which is currently expected to open in the fall of 2009.

Kansas

In September 2007, MTGA Gaming, along with Olympia Gaming-KC, LLC, and RED Leg Sun, LLC, or RED, formed Leg Sun, LLC, or Leg Sun, a joint venture which was created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas. In accordance with the Kansas Expanded Lottery Act, the project will be subject to various reviews, requirements and approvals by the Kansas Lottery Commission, which is considering several other proposals for the right to develop a single resort casino in Wyandotte County. Three applicants, Leg Sun, Pinnacle Entertainment, Inc., and Cordish Company, received endorsements from the Unified Government of Wyandotte County/Kansas City, Kansas for their proposals and have applied to the Kansas Lottery Commission for approval as the gaming facility manager for Wyandotte County. Two other applicants, Las Vegas Sands Corporation and Golden Gaming, Inc., also have received endorsements from the city of Edwardsville, also located in Wyandotte County, and have applied to the Kansas Lottery Commission for approval. The Kansas Lottery Gaming Facility Review Board is expected to select a manager for the Wyandotte County facility by the end of September 2008.

If selected by the Kansas Lottery Gaming Facility Review Board, the proposed $770.0 million Legends Sun complex would feature a wide array of attractions and amenities that include a casino with approximately 2,000 slot machines, 60 table games and 25 poker tables, a Robert Trent Jones II designed championship golf course, a luxury hotel with approximately 350 rooms, a convention and conference facility, approximately 200,000 square feet of mixed-use retail and approximately 200,000 square feet of residential development.

In a separate matter, in February 2008, a Kansas district court judge ruled that the Kansas Expanded Lottery Act does not violate the Kansas Constitution and properly allows for state-owned casinos, including those being proposed in Wyandotte County. On May 14, 2008, the Kansas Supreme Court heard an appeal of the district court decision.

On March 28, 2008, MTGA Gaming was admitted as a member in Mohegan Gaming & Hospitality, LLC, or MG&H, a Delaware limited liability company formed by the Tribe. Following the admission of MTGA Gaming, the Tribe holds a 51.0% membership interest in MG&H and MTGA Gaming holds the remaining 49.0% interest. In connection with its admission, MTGA Gaming assigned to MG&H, its one-third membership interest in Leg Sun, along with the right to manage, and participate in the development of, the planned Legends Sun complex. MG&H subsequently assigned the membership interest in Leg Sun to Mohegan Resorts, LLC, or Mohegan Resorts, a Delaware limited liability company formed by MG&H, as its sole member. In turn, Mohegan Resorts assigned the membership interest in Leg Sun to Mohegan Resorts Kansas, LLC, a Delaware limited liability company formed by Mohegan Resorts, as its sole member. It is anticipated that, in addition to the ownership, management and development activities related to the Legends Sun project, certain of our and the Tribe’s diversification efforts will be conducted, directly or indirectly, through MG&H and Mohegan Resorts.

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

Mohegan Sun

The following is an assessment of recent developments in the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

According to published reports, the three-year, $700.0 million expansion of Foxwoods is nearing completion, and MGM Grand at Foxwoods is expected to open on May 17, 2008, with 825 hotel rooms, 1,444 slot machines, 53 table games and additional retail, entertainment, parking, meeting and convention facilities.

New York

St. Regis Mohawk Tribe—On January 4, 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take 29 acres of land into trust for gaming adjacent to the Monticello Raceway in Monticello, New York. This decision followed the BIA’s rejection of 10 other land-into-trust applications and the issuance of new guidance regarding taking off-reservation land into trust for tribal gaming, which requires greater scrutiny of the perceived benefits to the tribe in such acquisitions the greater the distance between a proposed project and the tribe’s existing reservation. On January 10, 2008, the St. Regis Mohawk Tribe filed a suit in federal district court in New York to invalidate the BIA’s decision. According to published reports, in February 2008, Empire Resorts closed its development office at the Monticello Raceway and entered into an agreement with Concord Associates, L.P., for the development of a $500.0 million to $700.0 million resort, harness race track and VLT facility at the Concord Hotel property in nearby Kiamesha Lake, New York, to replace the current Monticello Raceway and Mighty M VLT facility. Demolition of certain buildings at the Concord Hotel property commenced in April 2008. On February 13, 2008, the St. Regis Mohawk Tribe reported that they would be ending their pursuit of a casino at the Monticello Raceway and withdrawing their lawsuit challenging the BIA decision.

Aqueduct—The State of New York and the New York Racing Association, or NYRA, reached an agreement on February 13, 2008 for the NYRA to continue to operate racing at the three NYRA tracks for a new term of 25 years. The NYRA’s reorganization plan was approved by a bankruptcy court on April 28, 2008, but VLT rights at the NYRA’s Aqueduct Racetrack will be awarded separately. MTGA Gaming, in conjunction with Capital Play, was one of six groups that submitted initial bids to operate at least 4,500 VLTs at the Aqueduct Racetrack and one of three groups that presented updated bids in April 2008. The other bidders are S.L. Green Realty Corporation, which has partnered with Hard Rock Entertainment, and Saratoga Harness Racing, Inc. and its partner, Delaware North Companies. According to recent reports, the VLT franchise at Aqueduct will be awarded by joint agreement of the Governor, Senate Majority Leader and House Speaker in New York and construction is expected to take 12 to 14 months.

Massachusetts

On March 21, 2008, the Massachusetts House of Representatives defeated Governor Patrick’s casino proposal bill by a vote of 108 to 46. Also in March 2008, the BIA commenced public hearings on the request by the federally-recognized Mashpee Wampanoag Tribe to take approximately 539 acres of land into trust in the town of Middleboro and additional land in the town of Mashpee for the tribe’s initial reservation. According to published reports, the Mashpee Wampanoag Tribe has scaled back plans for its $1.0 billion casino project. Plans include a 240,000 square-foot casino, three or four stories in height, with an adjoining 15 to 18 story-hotel. According to two recent polls conducted by Citizens for Limited Taxation and the UMass-Dartmouth Center for Policy Analysis, public opinion in Massachusetts favors casino gambling in the state by an almost two-to-one margin.

New Jersey

Tropicana Entertainment, LLC, the parent company of the Tropicana Casino and Resort filed for bankruptcy on May 5, 2008. Published reports also indicate that Trump Entertainment Resorts, Inc., is reportedly exploring strategic options, including the sale of its three Atlantic City properties. On April 23, 2008, the city council in Atlantic City gave final approval to an extended ban on smoking that will prohibit smoking on all casino gaming floors effective October 15, 2008. All but one of the city’s casinos have announced plans to build separate smoking rooms, which under the ordinance, may not be staffed nor offer gaming.

Rhode Island

In March 2008, UTGR, Inc. the owner of the Twin River VLT facility in Lincoln reportedly missed a loan payment and had its corporate credit rating downgraded. On May 6, 2008, the Rhode Island state legislature overrode the Governor’s veto of a bill to expand gaming hours at Twin River and Newport Grand to 24 hours per day on weekends and holidays, and to 3 a.m. on weekdays, with liquor sales still ending at 1 a.m. Twin River adopted the expanded hours on May 9, 2008.

Mohegan Sun at Pocono Downs

The following is an assessment of recent developments in the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

Mount Pocono—In October 2007, Mount Airy #1, LLC opened its $412.0 million Mount Airy Casino Resort approximately 40 miles from Pocono Downs, and houses approximately 2,300 slot machines. In late 2007, the facility introduced a 188-room hotel and Gypsies Lounge Nightclub. Reports indicate that by the end of 2008, the facility will be expanded to include 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking. On January 30, 2008, the license of Mount Airy #1, LLC was suspended by the PGCB and a trustee was appointed to oversee casino operations at Mount Airy Casino Resort following the filing of perjury charges against Mount Airy’s owner, Louis A. DeNaples.

Grantville—On February 11, 2008, Hollywood Casino at Penn National Race Course opened. The property, which has 2,000 slot machines, is approximately 85 miles southwest of Pocono Downs.

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

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut and the PGCB, which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the slot win contribution from Mohegan Sun is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues at Mohegan Sun at Pocono Downs. In addition to this daily assessment, Downs Racing, L.P. must pay to the PGCB, on an annual basis, amounts necessary to ensure that the city and municipality hosting Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third party tenant restaurants and The Shops at Mohegan Sun.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes income from discontinued operations, minority interests, accretion of discount to the relinquishment liability, interest income, interest expense, write-off of debt issuance costs and other non-operating income and expense.

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

Summary Operating Results

As of March 31, 2008, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug property in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as Pocono Downs, herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 8 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007(1)	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$346,467	$342,592	$3,875	1.1%	$685,894	$698,125	$(12,231)	-1.8%
Pocono Downs	46,110	47,432	(1,322)	-2.8%	93,632	76,482	17,150	22.4%

Total	$392,577	$390,024	$2,553	0.7%	$779,526	$774,607	$4,919	0.6%
Income (loss) from operations:
Mohegan Sun	$62,840	$73,430	$(10,590)	-14.4%	$118,782	$146,198	$(27,416)	-18.8%
Pocono Downs	3,230	2,318	912	39.3%	6,714	389	6,325	1626.0%
Corporate expenses	(4,037)	(2,549)	(1,488)	-58.4%	(12,041)	(5,222)	(6,819)	-130.6%

Total	$62,033	$73,199	$(11,166)	-15.3%	$113,455	$141,365	$(27,910)	-19.7%
Net income	$33,462	$42,320	$(8,858)	-20.9%	$57,155	$80,210	$(23,055)	-28.7%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The important factors and trends that most contributed to our financial performance for the three months and six months ended March 31, 2008 and 2007 are as follows:

•

lower slot revenues at Mohegan Sun in the three months and six months ended March 31, 2008, due to increased competition in the Northeast gaming market from Foxwoods Resort Casino in Connecticut and VLT facilities at Yonkers Raceway in Yonkers, New York and Twin River in Lincoln, Rhode Island;

•	a general downturn in the regional economy which had the effect of reducing slot revenues for the three months and six months ended March 31, 2008;

•

the opening of the Phase I slot facility at Mohegan Sun at Pocono Downs in November 2006, which generated gross slot revenues of $79.2 million and $62.2 million for the six months ended March 31, 2008 and 2007, respectively;

•

higher table games drop and revenues at Mohegan Sun, resulting from the continued success of Mohegan Sun’s domestic and Asian table games marketing program and by the August 2007 opening of the 46-table Sunrise Square expansion;

•	higher marketing and promotional costs in response to the increased competition in the Northeast gaming market from Foxwoods Resort Casino, Yonkers Raceway and Twin River;

•	higher operating costs for Mohegan Sun, including medical benefit costs and salary and wage costs;

•	the launching of new television commercials highlighting the Mohegan Sun brand during the three months ended March 31, 2008;

•	successful marketing programs and promotional events at Mohegan Sun designed to increase targeted repeat patron visitation; and

•	offers of promotional room rates to casino hotel guests, designed to maintain occupancy levels to support and improve gaming and other revenues.

Non-recurring factors that affected our financial performance for the three months and six months ended March 31, 2008 and 2007 are as follows:

•

abnormally high promotional activities in December 2007 from Foxwoods Resort Casino, which had the effect of reducing slot revenues for the Connecticut gaming market for the six months ended March 31, 2008, including slot revenues at Mohegan Sun;

•	unfavorable weather conditions in the Northeast region compared to the prior year, which also contributed to the decrease in slot revenues at Mohegan Sun for the six months ended March 31, 2008;

•

a $3.5 million non-cash charge in the six months ended March 31, 2008 due to an adjustment to the allowance on the future collection of reimbursable development costs and expenses, and an impairment charge to reduce the carrying value of development rights, both pertaining to the Menominee project as discussed above under “Overview-Other Diversification Projects-Menominee Project”; and

•	a $3.3 million charge recorded in the three months ended March 31, 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility.

Net revenues increased slightly for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily as a result of the growth in table games revenues and entertainment and other revenues at Mohegan Sun. This increase was partially offset by the decline in slot revenues at Mohegan Sun and an increase in promotional allowances at both Mohegan Sun and Mohegan Sun at Pocono Downs. The increase in net revenues for the six months ended March 31, 2008 was also due to the increase in slot revenues at Mohegan Sun at Pocono Downs due to a full period of operations of the slot facility.

Income from operations decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year as a result of increases in operating costs and expenses of 4.3% and 5.2%, respectively, partially offset by the slight increase in net revenues. Our operating margin, or income from operations as a percentage of net revenues, for the three months and six months ended March 31, 2008 decreased to 15.8% and 14.6%, respectively, from 18.8% and 18.2%, respectively, for the same periods in the prior year. This decline was primarily attributable to decreases in Mohegan Sun’s operating margin for the three months and six months ended March 31, 2008 compared to the same periods in the prior year of 330 and 360 basis points, respectively, to 18.1% and 17.3% for the three months and six months ended March 31, 2008, respectively, from 21.4% and 20.9% for the three months and six months ended March 31, 2007, respectively. This decline was primarily attributable to the decrease in slot revenues; higher casino marketing and promotional expenditures in response to the increased competition and promotional activities in our market; higher advertising expenditures from the production and release of new television commercials; higher medical benefit costs; and increased direct labor costs principally due to market driven compensation adjustments. The overall decrease in operating margin for the six months ended March 31, 2008 was also due to a full period of operations of the slot facility at Mohegan Sun at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania, and the $6.8 million increase in corporate related expenses as further discussed below under “Corporate Expenses and Other Income (Expense).”

Net income decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to the decrease in income from operations, partially offset by lower interest costs as further discussed below under “Corporate Expenses and Other Income (Expense).”

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Gaming	$311,173	$311,214	$(41)	0.0%	$615,960	$629,847	$(13,887)	-2.2%
Food and beverage	22,663	22,084	579	2.6%	45,963	46,147	(184)	-0.4%
Hotel	11,850	11,221	629	5.6%	24,427	24,163	264	1.1%
Retail, entertainment and other	30,836	25,811	5,025	19.5%	61,149	57,229	3,920	6.8%

Total	$376,522	$370,330	$6,192	1.7%	$747,499	$757,386	$(9,887)	-1.3%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Gaming	82.7%	84.0%	82.4%	83.2%
Food and beverage	6.0%	6.0%	6.1%	6.1%
Hotel	3.1%	3.0%	3.3%	3.2%
Retail, entertainment and other	8.2%	7.0%	8.2%	7.5%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in millions, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Variance	Percentage Variance	2008	2007	Variance	Percentage Variance
Slot handle	$2,566	$2,518	$48	1.9%	$4,990	$5,193	$(203)	-3.9%
Gross slot revenues	$214	$220	$(6)	-2.7%	$422	$449	$(27)	-6.0%
Net slot revenues	$206	$212	$(6)	-2.8%	$408	$434	$(26)	-6.0%
Weighted average number of slot machines (in units)	6,161	6,105	56	0.9%	6,173	6,145	28	0.5%
Gross slot hold percentage	8.3%	8.7%	-0.4%	-4.6%	8.5%	8.6%	-0.1%	-1.2%
Gross slot win per unit per day (in dollars)	$382	$400	$(18)	-4.5%	$374	$401	$(27)	-6.7%
Table games drop	$666	$624	$42	6.7%	$1,315	$1,209	$106	8.8%
Table games revenues	$102	$96	$6	6.3%	$203	$191	$12	6.3%
Weighted average number of table games (in units)	324	305	19	6.2%	323	305	18	5.9%
Table games hold percentage (1)	15.4%	15.4%	—	—	15.4%	15.8%	-0.4%	-2.5%
Table games revenue per unit per day (in dollars)	$3,473	$3,500	$(27)	-0.8%	$3,429	$3,435	$(6)	-0.2%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate considerably over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2008 compared to the same periods in the prior year decreased primarily due to the decline in slot revenues. The decrease in slot revenues was primarily attributable to the increased competition from Yonkers Raceway and Twin River and the continued weakening of consumer spending in the Northeast region. The decline in slot revenues for the six months ended

March 31, 2008 was also attributable to the abnormally high December 2007 promotional activities from Foxwoods Resort Casino, which had the effect of reducing slot revenues for the Connecticut gaming market, including slot revenues at Mohegan Sun. During the six months ended March 31, 2008, Foxwoods Resort Casino issued free promotional slot plays to their patrons totaling $42.2 million compared to $13.9 million in the same period in the prior year. The State of Connecticut reported slot revenues of $389.4 million and $410.1 million for the three months ended March 31, 2008 and 2007, respectively, and $774.0 million and $835.3 million for the six months ended March 31, 2008 and 2007, respectively, representing decreases of 5.1% and 7.3% in the Connecticut market for the three months and six months ended March 31, 2008, respectively. However, Mohegan Sun increased its market share to 55.0% and 54.6% for the three months and six months ended March 31, 2008, respectively, from 53.6% and 53.7% for the same periods in the prior year, respectively. Mohegan Sun also increased its slot win efficiency, or percentage of gross slot win in the Connecticut slot market divided by the percentage of slot machines in the market, to 117.1% and 117.5% for the three months and six months ended March 31, 2008, respectively, from 116.8% and 116.7% for the same periods in the prior year, respectively. The decrease in gross slot hold percentage, or gross slot revenues divided by slot handle, was primarily attributable to the introduction $8.5 million and $9.2 million in free promotional slot play during the three and six months ended March 31, 2008, respectively. The decrease in slot revenues for the three months and six months ended March 31, 2008 was partially offset by the increase in table games revenues due to the continued success of Mohegan Sun’s domestic and Asian table games marketing program and by the opening of the 46-table Sunrise Square expansion in August 2007.

Food and beverage revenues for the three months ended March 31, 2008 compared to the same period in the prior year increased slightly as a result of a $307,000 increase in food revenues and a $272,000 increase in beverage revenues. These increases were primarily attributable to the addition of $1.0 million in food and beverage revenues from the “Hong Kong” Street food outlet in Sunrise Square, which opened in August 2007, partially offset by decreased patronage at other Authority-owned food and beverage outlets. Food and beverage revenues for the six months ended March 31, 2008 compared to the same period in the prior year decreased slightly as a result of a $198,000 decrease in food revenues. This decrease was primarily due to the decreased patronage described above, partially offset by the addition of $2.1 million in food and beverage revenues from the “Hong Kong” Street food outlet.

The following table presents data related to hotel revenues:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Variance	Percentage Variance	2008	2007	Variance	Percentage Variance
Rooms occupied	96,242	96,700	(458)	-0.5%	196,309	193,140	3,169	1.6%
Average daily room rate (ADR)	$116	$110	$6	5.5%	$116	$119	$(3)	-2.5%
Occupancy rate	90.0%	91.4%	-1.4%	-1.5%	91.3%	90.3%	1.0%	1.1%
Revenue per available room (REVPAR)	$105	$101	$4	4.0%	$105	$107	$(2)	-1.9%

Hotel revenues for the three months ended March 31, 2008 compared to the same period in the prior year increased as a result of an increase in ADR, partially offset by a decrease in hotel occupancy. The increase in ADR is consistent with increases in room rates offered to transient and group hotel guests in the Northeast gaming market. Hotel revenues for the six months ended March 31, 2008 compared to the same period in the prior year increased as a result of an increase in hotel occupancy, partially offset by a decrease in ADR. The increase in hotel occupancy is the result of rooms being out of service during the six months ended March 31, 2007 due to the hotel room renovation program, which began in January 2007 and was completed in June 2007.

Retail, entertainment and other revenues for the three months and six months ended March 31, 2008 compared to the same periods in the prior year increased primarily as a result of increases in entertainment revenues of $3.3 million, or 39.7%, and $2.4 million, or 11.7%, respectively, due to increases in average price per ticket at the Mohegan Sun Arena of 39.7% and 11.0%, respectively. The increases in average price per ticket were due to increases in the number of headliner shows performed in the Arena as compared to the same periods in the prior year. The increase in retail, entertainment and other revenues for the three months and six months ended March 31, 2008 compared to the same periods in the prior year is also the result of increases in gasoline revenues of $1.1 million, or 18.1%, and $1.8 million, or 16.3%, respectively, due to increases in average price per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center.

Promotional Allowance

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$10,754	$10,322	$432	4.2%	$21,655	$21,198	$457	2.2%
Hotel	3,681	3,794	(113)	-3.0%	7,608	8,217	(609)	-7.4%
Retail, entertainment and other	15,620	13,622	1,998	14.7%	32,342	29,846	2,496	8.4%

Total	$30,055	$27,738	$2,317	8.4%	$61,605	$59,261	$2,344	4.0%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$11,355	$10,735	$620	5.8%	$22,748	$21,647	$1,101	5.1%
Hotel	1,983	2,106	(123)	-5.8%	3,985	4,142	(157)	-3.8%
Retail, entertainment and other	12,870	11,235	1,635	14.6%	26,894	24,498	2,396	9.8%

Total	$26,208	$24,076	$2,132	8.9%	$53,627	$50,287	$3,340	6.6%

Promotional allowances for the three months and six months ended March 31, 2008 compared to the same periods in the prior year increased as a result of an increase in retail, entertainment and other promotional allowances, driven primarily by the higher retail price of entertainment offerings and gasoline as discussed above under “Gross Revenues.”

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Gaming	$183,221	$173,950	$9,271	5.3%	$368,329	$354,475	$13,854	3.9%
Food and beverage	11,148	11,184	(36)	-0.3%	23,040	22,979	61	0.3%
Hotel	4,305	4,136	169	4.1%	8,602	8,081	521	6.4%
Retail, entertainment and other	11,316	8,955	2,361	26.4%	21,829	20,881	948	4.5%
Advertising, general and administrative	52,434	50,403	2,031	4.0%	103,354	103,812	(458)	-0.4%
Pre-opening costs and expenses	3	4	(1)	-25.0%	15	308	(293)	-95.1%
Depreciation and amortization	21,200	20,528	672	3.3%	41,943	41,389	554	1.3%

Total	$283,627	$269,160	$14,467	5.4%	$567,112	$551,925	$15,187	2.8%

Gaming costs and expenses increased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily as a result of higher casino marketing and promotional expenditures in response to the increased competition and promotional activities in our market; higher medical benefit costs; increased direct labor costs principally due to market driven compensation adjustments; and an increase in non-gaming complimentaries redeemed by casino patrons at Authority-owned outlets. The increase in gaming costs and expenses for the six months ended March 31, 2008 was partially offset by lower slot win contribution to the State of Connecticut commensurate with the decline in gross slot revenues for the period. Slot win contribution expenses totaled $55.7 million and $108.0 million for the three months and six months ended March 31, 2008, respectively, and $54.9 million and $112.1 million for the three months and six months ended March 31, 2007, respectively. As a result of the cost increases mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 58.9% and 59.8% for the three months and six months ended March 31, 2008, respectively, from 55.9% and 56.3% for the three months and six months ended March 31, 2007, respectively.

Food and beverage costs and expenses for the three months ended March 31, 2008 were comparable to food and beverage costs and expenses for the same period in the prior year. Food and beverage costs and expenses increased slightly for the six months ended March 31, 2008 compared to the same period in the prior year due to higher direct labor and medical benefit costs, partially offset by a higher amount of food and beverage complimentaries resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses increased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily as a result of increased direct labor and medical benefit costs.

Retail, entertainment and other costs and expenses increased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to a substantial increase in direct entertainment costs during the three months ended March 31, 2008, resulting from the change in the mix of Mohegan Sun Arena events to include more headliner shows. The increase in retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2008 was partially offset by increased entertainment and other complimentaries resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses, as well as decreased cost of goods sold for retail due to lower patronage at Authority-owned retail outlets.

Advertising, general and administrative costs and expenses increased for the three months ended March 31, 2008 compared to the same period in the prior year primarily as a result of the increase in advertising expenditures from the production and release of new television commercials, higher direct labor and medical benefit costs and increased professional costs and consulting expenditures. The increase was partially offset by decreases in property maintenance costs and workers’ compensation costs. Advertising, general and administrative costs and expenses decreased for the six months ended March 31, 2008 compared to the same period in the prior year primarily as a result of approximately $2.0 million in non-recurring charges recorded during the six months ended March 31, 2007 in connection with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons, as well as decreases in property maintenance costs and workers’ compensation costs. The decrease in advertising, general and administrative costs and expenses for the six months ended March 31, 2008 was partially offset by higher direct labor and medical benefit costs, increased professional costs and consulting expenditures, and higher utility costs.

Pre-opening costs and expenses for the three months and six months ended March 31, 2008 and 2007 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” Pre-opening costs and expenses for the six months ended March 31, 2007 related primarily to the Sunrise Square component of Project Horizon, which opened in August 2007.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007(1)	Dollar Variance	Percentage Variance
Gaming	$44,704	$45,690	$(986)	-2.2%	$90,562	$73,323	$17,239	23.5%
Food and beverage	2,206	1,530	676	44.2%	4,524	2,621	1,903	72.6%
Retail and other	1,098	874	224	25.6%	2,320	1,332	988	74.2%

Total	$48,008	$48,094	$(86)	-0.2%	$97,406	$77,276	$20,130	26.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007(1)
Gaming	93.1%	95.0%	93.0%	94.9%
Food and beverage	4.6%	3.2%	4.6%	3.4%
Retail and other	2.3%	1.8%	2.4%	1.7%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Variance	Percentage Variance	2008	2007(1)	Variance	Percentage Variance
Slot handle	$453,130	$418,203	$34,927	8.4%	$912,924	$636,110	$276,814	43.5%
Gross slot revenues	$39,293	$40,493	$(1,200)	-3.0%	$79,193	$62,309	$16,884	27.1%
Net slot revenues	$39,226	$39,853	$(627)	-1.6%	$79,085	$61,482	$17,603	28.6%
Weighted average number of slot machines (in units)	1,203	1,107	96	8.7%	1,203	1,104	99	9.0%
Gross slot hold percentage	8.7%	9.7%	-1.0%	-10.3%	8.7%	9.8%	-1.1%	-11.2%
Gross slot win per unit per day (in dollars)	$359	$406	$(47)	-11.6%	$360	$409	$(49)	-12.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Gaming revenues for the three months ended March 31, 2008 compared to the same period in the prior year decreased principally as a result of a decline in slot revenues due to the opening of Mount Airy Resort Casino on October 22, 2007, as discussed above under “Market and Competition from Other Gaming Operations-Mohegan Sun at Pocono Downs.” Gaming revenues for the six months ended March 31, 2008 compared to the same period in the prior year increased as a result of the increase in slot revenues due to a full period of operations of the slot facility, which opened on November 14, 2006. Gaming revenues for the three months and six months ended

March 31, 2008 were also impacted by unfavorable weather conditions in Northeast Pennsylvania. Mohegan Sun at Pocono Downs’ slot win efficiency, or percentage of gross slot win in the Northeastern Pennsylvania slot market divided by the percentage of slot machines in the market, for the three and six months ended March 31, 2008 was 155.5% and 150.8%, respectively. Gross slot win per unit per day for the three months and six months ended March 31, 2008 compared to the same periods in the prior year decreased primarily due to the lower gross slot hold percentage and the opening of Mount Airy Resort Casino which had the effect of increasing slot product in the northeastern Pennsylvania gaming market. The decrease in gross slot hold percentage was primarily attributable to the introduction of electronic blackjack games during the period and a greater demand for higher denomination slot machines, both of which had a lower hold percentage than other slot machines.

Food and beverage revenues for the three months and six months ended March 31, 2008 compared to the same periods in the prior year increased primarily as a result of increased utilization of Mohegan Sun at Pocono Downs Player’s Club points and promotional coupons at the property’s restaurants. The increase in food and beverage revenues for the six months ended March 31, 2008 is also attributable to the full period of operations of the slot facility, which resulted in increased patron visitation to the facility.

Retail and other revenues for the three months and six months ended March 31, 2008 compared to the same periods in the prior year increased primarily as a result of increased utilization of Mohegan Sun at Pocono Downs Player’s Club points and promotional coupons at the property’s retail outlet. The increase in retail and other revenues for the six months ended March 31, 2008 is also attributable to the full period of operations of the slot facility, which resulted in increased patron visitation to the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007(1)	Dollar Variance	Percentage Variance
Food and beverage	$1,488	$435	$1,053	242.1%	$2,827	$524	$2,303	439.5%
Retail	410	227	183	80.6%	947	270	677	250.7%

Total	$1,898	$662	$1,236	186.7%	$3,774	$794	$2,980	375.3%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007(1)	Dollar Variance	Percentage Variance
Food and beverage	$1,996	$532	$1,464	275.2%	$3,539	$649	$2,890	445.3%
Retail	478	249	229	92.0%	1,101	311	790	254.0%

Total	$2,474	$781	$1,693	216.8%	$4,640	$960	$3,680	383.3%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Promotional allowances increased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to increased promotional programs offered and higher redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007(1)	Dollar Variance	Percentage Variance
Gaming	$34,247	$33,250	$997	3.0%	$69,416	$54,206	$15,210	28.1%
Food and beverage	250	1,267	(1,017)	-80.3%	1,082	2,600	(1,518)	-58.4%
Retail and other	124	352	(228)	-64.8%	275	633	(358)	-56.6%
Advertising, general and administrative	5,363	7,363	(2,000)	-27.2%	10,299	10,535	(236)	-2.2%
Pre-opening costs and expenses	9	193	(184)	-95.3%	17	3,437	(3,420)	-99.5%
Depreciation and amortization	2,887	2,689	198	7.4%	5,829	4,682	1,147	24.5%

Total	$42,880	$45,114	$(2,234)	-5.0%	$86,918	$76,093	$10,825	14.2%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to March 31, 2007.

Gaming costs and expenses increased for the three months ended March 31, 2008 compared to the same period in the prior year primarily as a result of an increase in non-gaming complimentaries redeemed by casino patrons at food and beverage and retail outlets at the facility, partially offset by lower expenses associated with the PGCB slot machine and local share tax assessments commensurate with the decline in gross slot revenues for the period. Gaming costs and expenses increased for the six months ended March 31, 2008 compared to the same period in the prior year primarily as a result of higher operating costs and expenses necessary to support the full period of slot operations, including expenses associated with the PGCB slot machine and local share tax assessments, as well as an increase in non-gaming complimentaries redeemed by casino patrons at food and beverage and retail outlets at the facility. Slot machine and local share tax assessments to the PGCB totaled $23.3 million and $23.9 million for the three months ended March 31, 2008 and 2007, respectively, and $47.0 million and $36.8 million for the six months ended March 31, 2008 and 2007, respectively. As a result of the cost increases mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 76.6% and 76.7% for the three months and six months ended March 31, 2008, respectively, from 72.8% and 73.9% for the three months and six months ended March 31, 2007, respectively.

Food and beverage costs and expenses decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to a higher amount of food and beverage complimentaries resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to a higher amount of retail and other complimentaries resulting in an increased amount of retail and other costs being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to the $3.3 million non-recurring charge recorded during the three months ended March 31, 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility. This decrease was partially offset by higher advertising expenditures in response to the new competition, higher medical benefit costs due to an increase in the number of eligible participants and increased direct labor costs. The decrease in advertising, general and administrative costs and expenses for the six months ended March 31, 2008 was also partially offset by higher operating costs and expenses necessary to support the full period of slot operations.

Pre-opening costs and expenses for the three months and six months ended March 31, 2008 were comprised of personnel, consulting and other costs associated with the development plans for Project Sunrise, as described above under “Overview-Mohegan Sun at Pocono Downs.” Pre-opening costs and expenses for the three months and six months ended March 31, 2007 related primarily to the opening of the Phase I slot facility.

Depreciation and amortization increased for the three months ended March 31, 2008 compared to the same period in the prior year primarily due to the placement of new capital assets into service. Depreciation and amortization increased for the six months ended March 31, 2008 compared to the same period in the prior year primarily due to a full period of depreciation on the slot facility and related slot machines and equipment placed in service in November 2006.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$20	$20	$—	—	$880	$40	$840	2100.0%
Corporate expenses	4,017	2,531	1,486	58.7%	11,161	5,184	5,977	115.3%

Total corporate expenses	$4,037	$2,551	$1,486	58.3%	$12,041	$5,224	$6,817	130.5%

Other income (expense):
Accretion of discount to the relinquishment liability(1)	$(6,772)	$(7,448)	$676	-9.1%	$(13,543)	$(14,897)	$1,354	-9.1%
Interest income(2)	899	774	125	16.1%	1,957	1,540	417	27.1%
Interest expense, net of capitalized interest	(22,687)	(24,113)	1,426	-5.9%	(45,518)	(47,724)	2,206	-4.6%
Write-off of debt issuance costs(3)	—	(71)	71	-100.0%	—	(71)	71	-100.0%
Other income (expense), net	(143)	(247)	104	-42.1%	71	(362)	433	-119.6%

Total other expense, net	$(28,703)	$(31,105)	$2,402	-7.7%	$(57,033)	$(61,514)	$4,481	-7.3%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project, both more fully described in Notes 4 and 16, respectively, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(3)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.

Total corporate expenses increased for the three months ended March 31, 2008 compared to the same period in the prior year primarily as a result increased professional costs and consulting expenditures related to various diversification efforts as described above under “Overview-Other Diversification Projects.” Total corporate expenses increased for the six months ended March 31, 2008 compared to the same period in the prior year primarily as a result of an adjustment to the allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project, as well as an impairment charge to reduce the carrying value of the development rights related to the Menominee Project to their estimated fair value. These adjustments were made as a result of January 2008 guidance from the BIA relating to its policy on taking off-reservation land into trust for gaming purposes as discussed above under “Overview-Other Diversification Projects-Menominee Project.” The resulting non-cash charge for this occurrence totaled approximately $3.5 million. The increase in total corporate expenses for the six months ended March 31, 2008 is also due to the increased professional costs and consulting expenditures.

Interest expense, net of capitalized interest, decreased for the three months and six months ended March 31, 2008 compared to the same periods in the prior year primarily due to the capitalization of approximately $1.8 million and $3.1 million in interest costs relating to Project Horizon and Project Sunrise for the three months and six months ended March 31, 2008, respectively, compared to $42,000 and $400,000 for the same periods in the prior year, respectively, relating to the Phase I slot facility at Pocono Downs. The weighted average outstanding debt was $1.35 billion and $1.33 billion for the three months and six months ended March 31, 2008, respectively, and $1.31 billion and $1.30 billion for the three months and six months ended March 31, 2007, respectively. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund Project Horizon and Project Sunrise. The weighted average interest rate for the three months and six months ended March 31, 2008 was 7.2% and 7.3%, respectively, compared to 7.4% for each of the three months and six months ended March 31, 2007.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in November. The 2008 racing season is expected to end in September. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2008	2007	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$104,304	$129,072	$(24,768)	-19.2%
Net cash flows used in investing activities	(123,899)	(109,364)	(14,535)	13.3%
Net cash flows provided by financing activities	1,444	8,699	(7,255)	-83.4%

Net (decrease) increase in cash and cash equivalents	$(18,151)	$28,407	$(46,558)	-163.9%

As of March 31, 2008 and September 30, 2007, we held cash and cash equivalents of $87.4 million and $105.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the six months ended March 31, 2008 compared to the same period in the prior year is attributable primarily to the decrease in operating income after adjustments for non-cash items and higher working capital requirements, partially offset by the receipt of $7.0 million pursuant to the amendment to the Pocono Downs purchase agreement, as discussed above under “Overview-Mohegan Sun at Pocono Downs.”

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures and a portion of our expansion capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. While we do not believe that there is any trend or a likely event that would adversely impact the level of our cash flows provided by operating activities, there are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•

increased competition in the gaming industry, including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania (including the December 2006 approval of two Category Two slot machine facilities, one of which opened in October 2007, in the immediate market of Mohegan Sun at Pocono Downs), which may result in a substantial decrease in revenue;

•	eroding consumer confidence in the economy, which could result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time;

•	a change in Connecticut or Pennsylvania state laws regarding smoking in gaming facilities; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The increase in cash used in investing activities for the six months ended March 31, 2008 compared to the same period in the prior year is attributable primarily to a $69.3 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred;” partially offset by the payment of the one-time slot machine license fee of $50.0 million to the PGCB and the acquisition of the Menominee Project development rights and other related assets for $6.4 million, both of which occurred during the six months ended March 31, 2007. The decrease in cash used in financing activities for the six months ended March 31, 2008 compared to the same period in the prior year is attributable primarily to a $6.6 million decrease in total net borrowings. Borrowings during the six months ended March 31, 2008 were used principally to fund capital expenditures at Mohegan Sun and Pocono Downs. Borrowings during the six months ended March 31, 2007 funded the payment of the $50.0 million slot license fee for Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2008, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1 /8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

Prior Bank Credit Facility. In March 2007, we extinguished our $450.0 million prior bank credit facility.

Bank Credit Facility. In March 2007, we entered into a bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of March 31, 2008, the amount under letters of credit totaled $6.4 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $872.6 million of available borrowing capacity under the bank credit facility as of March 31, 2008, without taking into account covenants under the line of credit as described below.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2008, we had $121.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2008 were comprised of: (1) an $87.0 million loan based on a one-month Eurodollar rate of 2.82% plus an Applicable Rate of 1.38% and (2) a $34.0 million loan based on a one-month Eurodollar rate of 2.59% plus an Applicable Rate of 1.38%. The Applicable Rate for commitment fees was 0.25% as of March 31, 2008.

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

On February 13, 2008, we received requisite consent from our lenders to Amendment No. 1 to the bank credit facility. Amendment No. 1, among other things, provide for increases in the permitted capital expenditures for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modifies certain provisions of the loan agreement, including our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

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

As of March 31, 2008, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of March 31, 2008, we were in compliance with all covenant requirements in the line of credit and had $25.0 million available for borrowing capacity under the line of credit.

Letters of Credit. As of March 31, 2008, we maintained three uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities that may arise and potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun. The letters of credit expire on August 31, 2008, January 25, 2009, and September 5, 2008, respectively, subject to renewals. As of March 31, 2008, no amounts were drawn on the letters of credit.

Salishan Credit Facility. Salishan-Mohegan has a $25.0 million revolving loan agreement with Bank of America, or the Salishan Credit Facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and an Applicable Rate, as defined in the Salishan Credit Facility, of 2.25% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of March 31, 2008, Salishan-Mohegan had $19.5 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2008 were comprised of: (1) a $17.2 million loan based on a one-month Eurodollar rate of 2.60% plus an Applicable Rate of 2.25%; (2) a $1.5 million loan based on a one-month Eurodollar rate of 3.00% plus an Applicable Rate of 2.25%; and (3) a $750,000 loan based on a one-month Eurodollar rate of 2.56% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2008. As of March 31, 2008, Salishan-Mohegan had $5.5 million of available borrowing capacity under the Salishan Credit Facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $156.6 million for the six months ended March 31, 2008, compared to $60.0 million for the six months ended March 31, 2007. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $84.1 million and $29.6 million for the six months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008, these expenditures consisted primarily of $71.0 million in costs related to the Project Horizon expansion, including $1.7 million in capitalized interest, $11.7 million in maintenance capital expenditures and $1.4 million in property renovation expenditures. For the six months ended March 31, 2007, these expenditures were principally related to maintenance capital expenditures, property renovation expenditures and costs related to the Project Horizon expansion.

•

Capital expenditures at Mohegan Sun at Pocono Downs totaled $72.5 million and $30.4 million for the six months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008, these expenditures consisted primarily of $71.5 million in costs related to the Project Sunrise expansion, including $1.4 million in capitalized interest and $1.0 million in maintenance capital expenditures. For the six months ended March 31, 2007, these expenditures were comprised primarily of construction costs for the Phase 1 slot facility.

•	Capital expenditures for the corporate division were minimal for the six months ended March 31, 2008 and 2007.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2008 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Overview-Mohegan Sun-Project Horizon,” are budgeted to be $58.0 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures for fiscal year 2008 at Mohegan Sun are anticipated to be $37.3 million for the replacement and improvements of information technology equipment and systems, Casino of the Earth renovations and the addition of slot machines and data warehouse storage.

•

Property renovation expenditures are expected to be approximately $20.7 million including the replacement of obsolete coin redemption booths in the Casino of the Sky with slot machines, renovation of the Sky bar on the casino floor and preparation for the connection to the Casino of the Wind.

Total costs for Project Horizon, inclusive of costs incurred to date, currently are estimated to be approximately $925.0 million, exclusive of capitalized interest. Remaining project costs are estimated to be incurred as follows: fiscal year 2008, $207.0 million; fiscal year 2009, $270.0 million; fiscal year 2010, $357.0 million; and fiscal year 2011, $45.0 million.

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

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and for Project Sunrise at Pocono Downs through a combination of our operating cash flows and bank credit facility.

Interest Expense

For the three months and six ended March 31, 2008 and 2007, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Bank credit facility	$1,777	$424	$3,133	$424
Prior Bank credit facility	—	1,188	—	2,755
2005 6 1/8% senior notes	3,828	3,828	7,656	7,656
2001 8 3/8 % senior subordinated notes	342	342	685	685
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,259	5,259	10,519	10,519
2004 7 1/8% senior subordinated notes	4,008	4,008	8,016	8,016
2005 6 7/8% senior subordinated notes	2,578	2,578	5,156	5,156
WNBA note	46	74	113	162
Line of credit	64	182	201	362
Salishan Credit Facility	297	290	646	525
Amortization of net deferred gain on settlement of derivative instruments	114	114	228	228
Amortization of debt issuance costs	1,178	868	2,277	1,636
Capitalized interest	(1,804)	(42)	(3,112)	(400)

Total interest expense, net of capitalized interest	$22,687	$24,113	$45,518	$47,724

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations, Project Horizon, Project Sunrise and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $80.0 million for fiscal year 2008. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the Project Sunrise expansion are anticipated to be funded through a combination of our operating cash flows and bank credit facility, as discussed above under “Sources of Funding for Capital Expenditures.” As of March 31, 2008, we had $872.6 million available for borrowing capacity under our bank credit facility, without taking into account covenants under the line of credit.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

Contractual Obligations (in thousands)	Total	Payments due by period
		Less than 1 year(1)	1-3 years	3-5 years	More than 5 years
Long-term debt(2)	$1,365,445	$—	$351,500	$388,345	$625,600
Interest payments on long-term debt(3)	395,561	44,083	155,287	130,691	65,500
Construction obligations (4)	197,078	197,078	—	—	—
Procurement obligations(5)	26,450	7,010	11,795	5,945	1,700

Total	$1,984,534	$248,171	$518,582	$524,981	$692,800

(1)	Amounts represent payment obligations from April 1, 2008 to September 30, 2008.

(2)	Long-term debt includes maturities scheduled as of March 31, 2008 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of March 31, 2008, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Construction obligations represent expenditures we must pay in connection with Project Horizon, Project Sunrise and other capital projects.
(5)	Procurement obligations represent agreements entered into with vendors for inventory and sundry items.

In addition to the contractual obligations described above, we have certain other contractual commitments as of March 31, 2008 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

Contractual Commitments (in thousands)	Payments due by period
	Less than 1 year(1)	1-3 years	3-5 years	5-10 years
Minimum slot win contributions(2)	$80,000	$160,000	$160,000	$400,000
Relinquishment commitments(3)	78,034	149,044	168,725	203,197
Priority distributions(4)	17,303	36,100	38,186	105,406
Town of Montville commitment(5)	500	1,000	1,000	2,500
Host municipalities’ local share assessment(6)	10,000	20,000	20,000	50,000
Property tax litigation payments(7)	1,556	3,926	4,646	8,066

Total	$187,393	$370,070	$392,557	$769,169

(1)	Amounts represent payment commitments from October 1, 2007 to September 30, 2008.
(2)	Slot win contributions are a portion of the gross slot revenues that must be paid by us to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. Assuming the slot machine operations at Mohegan Sun produce future results similar to the fiscal year 2007 results, the minimum annual amount to be paid to the State of Connecticut would be $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are five percent of revenues, as defined in the relinquishment agreement. Refer to Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The payments are calculated based on net cash flows and are limited to a maximum amount of $17.4 million for calendar year 2008, pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.85%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting municipalities of Mohegan Sun at Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing will continue to make agreed upon annual payments with the Wilkes-Barre Area School District for each tax year through 2015. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of FAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on non-recurring basis. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt FAS 141(R) and FAS 160 simultaneously in our fiscal year beginning October 1, 2009. The provisions of FAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the potential impact that FAS 160 may have on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under FAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that FAS 161 may have on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the bank credit facility. As of March 31, 2008, we had $121.0 million drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of March 31, 2008 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of March 31, 2008.

Liabilities	Expected Maturity Date						Total	Fair Value
	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-Term Debt (including current portion):
Fixed Rate	$—	$330,000	$—	$16,345	$250,000	$625,000	$1,221,345	$1,102,547
Average interest rate	—	6.4%	—	8.4%	8.0%	6.7%	6.9%
Variable Rate	$—	$20,500	$1,000	$1,000	$121,000	$600	$144,100	$144,100
Average interest rate	—	5.3%	4.7%	5.1%	4.8%	—	4.9%

Item 4.	Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 15, 2008	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: May 15, 2008	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed herewith).

3.19	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.21	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

Exhibit No.	Description
4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).