Form 10-Q
period 2008-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2008-08-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2008	September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$77,978	$105,596
Receivables, net	34,277	25,005
Inventories	16,970	17,119
Other current assets	29,072	25,991

Total current assets	158,297	173,711

Non-current assets:
Property and equipment, net	1,600,285	1,401,206
Goodwill	39,459	39,459
Other intangible assets, net	393,025	394,477
Other assets, net	95,707	71,124

Total assets	$2,286,773	$2,079,977

LIABILITIES AND CAPITAL

Current liabilities:
Current portion of long-term debt	$11,849	$17,591
Current portion of relinquishment liability	104,822	96,486
Trade payables	16,996	18,379
Construction payables	89,490	36,402
Accrued interest payable	31,390	20,274
Other current liabilities	138,711	144,459

Total current liabilities	393,258	333,591

Non-current liabilities:
Long-term debt, net of current portion	1,450,451	1,276,109
Relinquishment liability, net of current portion	370,098	406,858
Other long-term liabilities	571	735

Total liabilities	2,214,378	2,017,293
Minority interests	11,559	3,933

Commitments and contingencies

Capital:
Retained earnings	60,836	58,751

Total capital	60,836	58,751

Total liabilities and capital	$2,286,773	$2,079,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007
Revenues:
Gaming	$330,532	$371,140	$1,037,054	$1,074,310
Food and beverage	26,482	24,757	76,969	73,525
Hotel	12,497	11,120	36,924	35,283
Retail, entertainment and other	42,554	32,621	106,023	91,182

Gross revenues	412,065	439,638	1,256,970	1,274,300
Less—Promotional allowances	(35,220)	(32,521)	(100,599)	(92,576)

Net revenues	376,845	407,117	1,156,371	1,181,724

Operating costs and expenses:
Gaming	220,743	216,334	658,488	625,015
Food and beverage	12,500	12,807	36,622	38,386
Hotel	4,488	4,504	13,090	12,585
Retail, entertainment and other	19,681	11,362	41,785	32,876
Advertising, general and administrative	56,142	59,401	169,795	173,748
Corporate expenses	4,958	3,222	16,119	8,406
Pre-opening costs and expenses	1,314	84	1,346	3,829
Depreciation and amortization	24,328	23,740	72,980	69,851

Total operating costs and expenses	344,154	331,454	1,010,225	964,696

Income from operations	32,691	75,663	146,146	217,028

Other income (expense):
Accretion of discount to the relinquishment liability	(6,771)	(7,449)	(20,314)	(22,346)
Interest income	913	1,148	2,870	2,688
Interest expense, net of capitalized interest	(22,697)	(23,840)	(68,215)	(71,564)
Write-off of debt issuance costs	—	—	—	(71)
Other income (expense), net	390	(96)	461	(458)

Total other expense	(28,165)	(30,237)	(85,198)	(91,751)

Income from continuing operations before minority interests	4,526	45,426	60,948	125,277
Minority interests	510	169	1,243	497

Income from continuing operations	5,036	45,595	62,191	125,774
Income from discontinued operations	—	59	—	90

Net income	$5,036	$45,654	$62,191	$125,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, March 31, 2008	$72,600
Net income	5,036
Distributions to Tribe	(16,800)

Balance, June 30, 2008	$60,836

Balance, September 30, 2007	$58,751
Net income	62,191
Distributions to Tribe	(60,106)

Balance, June 30, 2008	$60,836

Total Capital
Balance, March 31, 2007	$4,913
Net income	45,654
Distributions to Tribe	(18,749)

Balance, June 30, 2007	$31,818

Balance, September 30, 2006	$(38,855)
Net income	125,864
Distributions to Tribe	(55,230)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, June 30, 2007	$31,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007
Cash flows provided by (used in) operating activities:
Net income	$62,191	$125,864
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	72,980	69,948
Accretion of discount to the relinquishment liability	20,314	22,346
Cash paid for accretion of discount to the relinquishment liability	(17,605)	(18,850)
Accretion of discount to the Pocono Downs purchase settlement	(947)	(1,205)
Net (gain) loss on disposition of assets	(190)	1,649
Provision for losses on receivables	10,143	2,281
Amortization of debt issuance costs	3,563	2,737
Write-off of debt issuance costs	—	71
Amortization of net deferred gain on settlement of derivative instruments	342	342
Minority interests	(1,243)	(497)
Changes in operating assets and liabilities:
Increase in receivables	(14,318)	(1,643)
Decrease (increase) in inventories	149	(1,279)
Increase in other assets	(5,145)	(8,014)
Decrease in trade payables	(1,383)	(1,289)
Increase in other liabilities	5,918	30,462

Net cash flows provided by operating activities	134,769	222,923

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $53,088 and $10,600, respectively	(219,212)	(86,049)
Payment of Privilege Fee for Legends Sun project	(25,000)	—
Payment of Category One slot machine license fee	—	(50,000)
Acquisition of Menominee Project development rights and other related assets	—	(6,381)
Acquisition of Pautipaug Country Club assets	—	(4,651)
Proceeds from settlement of contract dispute	—	2,000
Proceeds from asset sales	1,918	249
Issuance of third party loans and advances	(3,756)	(3,516)
Payments received on third-party loans	551	454

Net cash flows used in investing activities	(245,499)	(147,894)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	—	278,000
Prior Bank Credit Facility repayments—revolving loan	—	(278,000)
Bank Credit Facility borrowings—revolving loan	377,000	160,000
Bank Credit Facility repayments—revolving loan	(205,000)	(133,000)
Salishan Credit Facility borrowings—revolving loan	3,000	16,500
Line of credit borrowings	410,990	426,480
Line of credit repayments	(425,065)	(406,734)
Borrowings from the Mohegan Tribe	8,333	—
Payments on long-term debt	(1,000)	(3,550)
Minority interest contributions and advances	8,869	—
Principal portion of relinquishment liability payments	(31,133)	(30,127)
Distributions to Tribe	(60,106)	(55,230)
Capitalized debt issuance costs	(2,776)	(7,081)

Net cash flows provided by (used in) financing activities	83,112	(32,742)

Net (decrease) increase in cash and cash equivalents	(27,618)	42,287
Cash and cash equivalents at beginning of period	105,596	75,246

Cash and cash equivalents at end of period	$77,978	$117,533

Supplemental disclosure:
Cash paid during the period for interest	$58,593	$58,969

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

The following subsidiaries are wholly owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interests in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut.

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

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in the proposed development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly owned subsidiary of the Tribe, hold 85.4% and 14.6% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, formed to participate in the proposed development of a casino to be owned by the federally recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

MTGA Gaming was formed in July 2007 to evaluate and pursue new business opportunities on behalf of the Authority. In September 2007, MTGA Gaming, along with RED Leg Sun, LLC (“RED”) and Olympia Gaming-KC, LLC (“Olympia”), formed Leg Sun, LLC (“Leg Sun”), a joint venture created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and to be located in Wyandotte County, Kansas. At the date of formation, MTGA Gaming, RED and Olympia each owned one-third interests in Leg Sun. In March 2008, MTGA Gaming

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

was admitted as a member in Mohegan Gaming & Hospitality, LLC (“MG&H”), a Delaware limited liability company formed by the Tribe. In June 2008, Leg Sun made a $25.0 million Privilege Fee payment to the State of Kansas, as required by the application process for the Legends Sun project. The Privilege Fee is refundable if the Legends Sun project is not selected. The Kansas Lottery Gaming Facility Review Board is required to select a manager for the Wyandotte County facility by September 26, 2008.

Following the admission of MTGA Gaming as a member in MG&H, the Tribe and MTGA Gaming hold 51% and 49% membership interests in MG&H, respectively. In connection with its admission, MTGA Gaming assigned to MG&H, its one-third membership interest in Leg Sun, along with its right to manage and participate in the development of the planned Legends Sun complex. MG&H subsequently assigned its membership interest in Leg Sun to Mohegan Resorts, LLC (“Mohegan Resorts”), a Delaware limited liability company formed by MG&H, as its sole member. In turn, Mohegan Resorts assigned its membership interest in Leg Sun to Mohegan Resorts Kansas, LLC (“MRK”), a Delaware limited liability company formed by Mohegan Resorts, as its sole member. In June 2008, MRK acquired Olympia’s membership interest in Leg Sun and is now the holder of a two-thirds ownership interest in Leg Sun, with the remaining one-third interest held by RED. It is anticipated that, in addition to the ownership, management and development activities related to the Legends Sun project, certain of the Authority’s and the Tribe’s diversification efforts will be conducted, directly or indirectly, through MG&H and Mohegan Resorts.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition, certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Authority and its majority and wholly owned subsidiaries. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts and MRK are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions are eliminated.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Receivables from affiliates, which are recorded in other assets in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses incurred by: (1) Salishan-Mohegan for the proposed development of a casino in La Center, Washington to be owned by the Cowlitz Tribe and (2) WTG for the proposed development of a casino in Kenosha, Wisconsin to be owned by the Menominee Tribe. The Salishan-Mohegan receivables are payable upon (1) the receipt of necessary financing for the development of the proposed casino and (2) the related property being taken into trust by the United States Department of the Interior. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. Due to the inherent uncertainty in the development of these casino projects, the Authority maintains a reserve for doubtful collection of these receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the development of the casinos could affect the collectibility of the receivables.

Menominee Project

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC. The development rights were determined by management to be an intangible asset with an estimated fair value of $3.7 million, which is periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Authority also maintains an allowance on the future collection of reimbursable development costs and expenses related to the Menominee Project.

In January 2008, the U.S Department of the Interior’s Bureau of Indian Affairs (“BIA”) rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust for the development of gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects, dated January 3, 2008, stating that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. As a result of this new policy, the Authority recorded a $2.7 million adjustment to the allowance on the future collection of reimbursable development costs and expenses and an $840,000 impairment charge to reduce the carrying value of the development rights to their estimated fair value, as reflected in the accompanying condensed consolidated statement of income for the nine months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under FAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Authority is currently evaluating the potential impact, if any, that FAS 161 may have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Authority is currently evaluating the potential impact, if any, that FAS 162 may have on its financial position, results of operations and cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3—FINANCING FACILITIES:

Financing facilities, as described below, consisted of the following (in thousands):

	June 30, 2008	September 30, 2007
Bank Credit Facility	$205,000	$33,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	3,000	4,000
Line of Credit	2,516	16,591
Salishan Credit Facility	20,250	17,250
Mohegan Tribe Promissory Note	8,333	—
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,461,044	1,292,786
Net deferred gain on derivative instruments sold	1,256	914

Total debt	$1,462,300	$1,293,700

Prior Bank Credit Facility

In March 2007, the Authority extinguished its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”), for up to $450.0 million from a syndicate of financial institutions and commercial banks.

Bank Credit Facility

In March 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at the option of the Authority. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the Bank Credit Facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of June 30, 2008, the amount under letters of credit totaled $7.7 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $787.3 million of borrowing capacity under the Bank Credit Facility as of June 30, 2008 (without taking into account covenants under the Line of Credit described below).

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2008, the Authority had $205.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2008 were comprised of: (1) a $134.0 million loan based on a one-month Eurodollar rate of 2.47% plus an Applicable Rate of 1.63%; (2) $60.0 million in loans based on a one-month Eurodollar rate of 2.48% plus an Applicable Rate of 1.63%; and (3) an $11.0 million loan based on a one-month Eurodollar rate of 2.45% plus an Applicable Rate of 1.63%. The Applicable Rate for commitment fees was 0.25% as of June 30, 2008. Accrued interest, including commitment fees, on the Bank Credit Facility was $351,000 and $96,000 as of June 30, 2008 and September 30, 2007, respectively.

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

In February 2008, the Authority received requisite consent from its lenders to Amendment No. 1 to its Bank Credit Facility. Amendment No. 1, among other things, provides for increases in the permitted capital expenditures for the expansion projects at Mohegan Sun (“Project Horizon”) and Mohegan Sun at Pocono Downs (“Project Sunrise”) from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified certain provisions of the loan agreement, including the Authority’s total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

The Bank Credit Facility also includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserves its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun in compliance with all applicable laws; and

•

except under specific conditions, limit the Authority from selling or disposing of its assets, limit the transfer of the Authority’s and its guarantor subsidiaries’ assets to non-guarantor entities, limit the incurrence by the Authority and its guarantor subsidiaries of other debt or contingent obligations and limit the Authority’s and its guarantor subsidiaries’ ability to extend credit, make investments or commingle their assets with assets of the Tribe.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2008, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2008 and September 30, 2007, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

2001 8 3/ 8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of June 30, 2008. As of June 30, 2008 and September 30, 2007, accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.0% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2008 and September 30, 2007, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2008 and September 30, 2007, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2008 and September 30, 2007, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2008 and September 30, 2007, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of June 30, 2008, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million (with funds advanced from the Authority) and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million that accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. The Authority guaranteed the obligations of MBC under

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of June 30, 2008 and September 30, 2007, the principal balance outstanding on the WNBA Note was $3.0 million and $4.0 million, respectively. As of June 30, 2008 and September 30, 2007, accrued interest on the WNBA Note was $60,000 and $187,000, respectively.

Mohegan Tribe Promissory Note

In June 2008, the Tribe lent MG&H $8.3 million, which was used for the funding of Leg Sun’s $25.0 million Privilege Fee payment to the State of Kansas in connection with the Legends Sun project (see Note 1). The promissory note executed by MG&H in favor of the Tribe (the “Mohegan Tribe Promissory Note”) provides for the accrual of interest at an annual rate of 12.0% and matures on October 15, 2008. As of June 30, 2008, the principal balance outstanding on the Mohegan Tribe Promissory Note was $8.3 million and is recorded in current portion of long-term debt in the accompanying condensed consolidated balance sheet. As of June 30, 2008, accrued interest on the Mohegan Tribe Promissory Note was $16,000.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. As of June 30, 2008, the Authority had $2.5 million in loans outstanding under the Line of Credit, which were based on a one-month Eurodollar rate of 2.46% plus an Applicable Margin of 0.90%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of June 30, 2008, the Authority was in compliance with all covenant requirements in the Line of Credit and had $22.5 million of borrowing capacity under the Line of Credit. As of June 30, 2008, there was no accrued interest on the Line of Credit. As of September 30, 2007, accrued interest on the Line of Credit was $17,000.

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

As of June 30, 2008, Salishan-Mohegan had $20.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2008 were based on a one-month Eurodollar rate

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of 2.48% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2008. As of June 30, 2008, Salishan-Mohegan had $4.7 million of borrowing capacity under the Salishan Credit Facility. As of June 30, 2008 and September 30, 2007, accrued interest on the Salishan Credit Facility was $15,000 and $42,000, respectively.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of June 30, 2008.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with FAS 133 and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended June 30, 2008 and 2007, the Authority recorded amortization of $114,000, and for the nine months ended June 30, 2008 and 2007, the Authority recorded amortization of $342,000, to increase interest expense related to the sale of these derivative instruments. The Authority expects to record $455,000 to interest expense over the next twelve months.

Letters of Credit

As of June 30, 2008, the Authority maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs Entities that may arise, overdue amounts for purses due to horsemen at the Pocono Downs entities that may arise, potential contractor and subcontractor liabilities relating to Project Horizon, and two letters of credit related to road work at the Pocono Downs entities. The letters of credit expire on various dates from August 2008 through May 2009, subject to renewals. As of June 30, 2008, no amounts were drawn on the letters of credit.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended June 30, 2008 and 2007, the Authority incurred $6.0 million and $5.2 million, respectively, and for the nine months ended June 30, 2008 and 2007, the Authority incurred $17.9 million and $16.3 million, respectively, of expenses for such services.

The Tribe, either directly or through one of its limited liability companies, has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $65,000 and $195,000 relating to these land lease agreements for each of the three months and nine months ended June 30, 2008 and 2007, respectively. On July 1, 2008, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking. The capital lease agreement requires the Authority to make monthly payments equaling $75,000 and matures on June 30, 2018.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended June 30, 2008 and 2007, the Authority incurred costs of $4.8 million and $5.7 million, respectively, for such utilities. During the nine months ended June 30, 2008 and 2007, the Authority incurred costs of $17.5 million for such utilities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the three months ended December 31, 2006. Prior to this transfer, the Authority recorded $53,000 of capital expenditures associated with the Tribe’s Development Department for the nine months ended June 30, 2007.

In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance (as amended from time to time, the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal lands on or adjacent to the Mohegan Reservation. Pursuant to the TERO, the Authority and other covered employers are required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

Similarly, any entity awarding a contract or subcontract valued up to $200,000 to be performed on Tribal lands must give preference, first, to certified Mohegan entities submitting commercially responsible bids, and second, to other certified Native American entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity. Contracts in excess of $200,000 are awarded to the lowest commercially responsible bidder, on a competitive basis, with preference to certified Mohegan entities and then other certified Native American entities in the event of a matching bid. The TERO establishes procedures and requirements for certifying Mohegan entities and other Native American entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Native American tribes, as the case may be, over the entity bidding on a contract.

In June 2008, the Tribe lent MG&H $8.3 million, which was used for the funding of Leg Sun’s $25.0 million Privilege Fee payment to the State of Kansas in connection with the Legends Sun project (see Note 1). The Mohegan Tribe Promissory Note provides for the accrual of interest at an annual rate of 12.0% and matures on October 15, 2008. As of June 30, 2008, the principal balance outstanding on the Mohegan Tribe Promissory Note was $8.3 million. As of June 30, 2008, accrued interest on the Mohegan Tribe Promissory Note was $16,000.

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

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required to be made with respect to free slot promotions, such as the Authority’s “e-Bonus” program and the Mashantucket Pequot Tribe’s “free play” program. In December 2006, the State of Connecticut filed suit against the Mashantucket Pequot Tribe seeking a declaratory judgment that patrons’ “free play” at Foxwoods Resort Casino constitutes a “wager” for purposes of calculating Slot Win Contribution payments. In October 2007, the Tribe entered into an

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

agreement with the State of Connecticut, to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays used by patrons at Mohegan Sun. As a result, during the three months and nine months ended June 30, 2008, the Authority reflected expenses associated with the e-Bonus escrow payments totaling $2.0 million and $4.3 million, respectively, which is included in the Authority’s Slot Win Contribution for the three months and nine months ended June 30, 2008. Pursuant to the escrow agreement, the escrowed funds or a portion thereof associated with “prizes” paid for e-Bonus play, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority pending the outcome of the dispute between the Tribe and the State of Connecticut and the lawsuit against the Mashantucket Pequot Tribe.

The Authority reflected expenses associated with the Slot Win Contribution and e-Bonus escrow totaling $55.3 million and $55.9 million for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, the expenses associated with the Slot Win Contribution and e-Bonus escrow totaled $163.3 million and $168.0 million, respectively. As of June 30, 2008 and September 30, 2007, outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $18.0 million and $19.3 million, respectively.

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

The Authority reflected expenses associated with the PGCB slot machine and local share tax assessments totaling $24.4 million and $26.3 million for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, the expenses associated with the PGCB slot machine and local share tax assessments totaled $71.4 million and $63.1 million, respectively. As of June 30, 2008 and September 30, 2007, outstanding slot machine and local share tax payments totaled $4.5 million and $6.1 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

PGCB Regulatory Fees

In addition to the slot machine tax payments described above, the holders of slot machine licenses are also required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of Down Racing’s slot machine revenues compared to current and future licensees in the Commonwealth, Downs Racing is recording expenses associated with the reimbursement of PGCB operating expenses at a rate of 1.5% of gross slot machine revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this fee assessment totaling $626,000 and $678,000 for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, the expenses associated with this fee assessment totaled $1.8 million and $1.6 million, respectively. As of June 30, 2008 and September 30, 2007, outstanding regulatory fee payments to the PGCB totaled $51,000 and $54,000, respectively. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million, were granted to the PGCB, and a $7.0 million payment was made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of Pennsylvania. The loans and the $7.0 million payment were used to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by the slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportional to each licensee’s gross slot machine revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which is recorded in prepaid expenses in the accompanying condensed consolidated balance sheets.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.4 million and $4.3 million for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, these payments totaled $13.0 million and $12.6 million, respectively.

ACLS of New England, Inc.

The Authority has a 10-year laundry services agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry services agreement, the Authority will pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest may accrue based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest will be accrued, interest shall accrue commencing from the date of the advance at an annual rate of 5%.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Authority also entered into a co-investment and escrow agreement with the Mashantucket Pequot Tribal Nation (“MPTN”) and ACLS. Under the terms of those agreements, the Authority and MPTN may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and MPTN become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and MPTN could be required to make are approximately $3.2 million.

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

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”), effective January 1, 2000 (the “Relinquishment Date”), which superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues (as defined in the Relinquishment Agreement) generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. “Revenues” are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues, as defined, (including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires).

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies”, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2008, the carrying amount of the relinquishment liability was $474.9 million as compared to $503.3 million at September 30, 2007. The decrease in the relinquishment liability during the nine months ended June 30, 2008 is due to $48.7 million in relinquishment payments, offset by $20.3 million representing the accretion of discount to the relinquishment liability. Of the $48.7 million in relinquishment payments, $31.1 million represents payment of principal and $17.6 million represents payment of the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2007, the Authority paid $49.0 million in relinquishment payments, consisting of $30.1 million in principal amounts and $18.9 million representing the payment of the accretion of discount to the relinquishment liability. The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At June 30, 2008 and September 30, 2007, relinquishment payments earned but unpaid were $27.4 million and $20.8 million, respectively.

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

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results of the Erie OTW facility from the Pocono Downs entities as income from discontinued operations in the accompanying condensed consolidated statements of income, which includes total net revenues from the Erie OTW facility of $821,000 and $2.4 million for the three months and nine months ended June 30, 2007, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—SEGMENT REPORTING:

As of June 30, 2008, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut Entities, and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs Entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007 (1)
Net revenues:
Mohegan Sun	$326,897	$352,947	$1,012,791	$1,051,072
Pocono Downs	49,948	54,170	143,580	130,652

Total	376,845	407,117	1,156,371	1,181,724
Income (loss) from operations:
Mohegan Sun	34,547	72,364	153,329	218,562
Pocono Downs	3,122	6,543	9,836	6,932
Corporate	(4,978)	(3,244)	(17,019)	(8,466)

Total	32,691	75,663	146,146	217,028
Accretion of discount to the relinquishment liability	(6,771)	(7,449)	(20,314)	(22,346)
Interest income	913	1,148	2,870	2,688
Interest expense, net of capitalized interest	(22,697)	(23,840)	(68,215)	(71,564)
Write-off of debt issuance costs	—	—	—	(71)
Other income (expense), net	390	(96)	461	(458)

Income from continuing operations before minority interests	4,526	45,426	60,948	125,277
Minority interests	510	169	1,243	497

Income from continuing operations	5,036	45,595	62,191	125,774
Income from discontinued operations	—	59	—	90

Net income	$5,036	$45,654	$62,191	$125,864

	For the Nine Months Ended June 30,
	2008	2007
Capital expenditures:
Mohegan Sun	$136,402	$58,840
Pocono Downs	135,897	37,805
Corporate	1	4

Total	$272,300	$96,649

	June 30, 2008	September 30, 2007
Total assets:
Mohegan Sun	$1,596,690	$1,540,349
Pocono Downs (including goodwill of $39,459)	572,600	444,206
Corporate	117,483	95,422

Total	$2,286,773	$2,079,977

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2008, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor entities, Salishan-Mohegan, MG&H, Mohegan Resorts and MRK, as of June 30, 2008 and September 30, 2007 and for the three months and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,332,090	$248,244	$19,951	$—	$1,600,285
Intercompany receivables	353,672	11,164	—	(364,836)	—
Investment in subsidiaries	191,671	2,683	—	(194,354)	—
Other intangible assets, net	119,826	273,199	—	—	393,025
Other assets, net	190,110	69,216	42,486	(8,349)	293,463

Total assets	$2,187,369	$604,506	$62,437	$(567,539)	$2,286,773

LIABILITIES AND CAPITAL
Total current liabilities	$327,947	$56,460	$17,200	$(8,349)	$393,258
Long-term debt, net of current portion	1,427,601	2,600	20,250	—	1,450,451
Relinquishment liability, net of current portion	370,098	—	—	—	370,098
Intercompany payables	—	353,672	11,164	(364,836)	—
Other long-term liabilities	571	—	—	—	571

Total liabilities	2,126,217	412,732	48,614	(373,185)	2,214,378
Minority interests in subsidiaries	—	418	8,358	2,783	11,559
Total capital	61,152	191,356	5,465	(197,137)	60,836

Total liabilities and capital	$2,187,369	$604,506	$62,437	$(567,539)	$2,286,773

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,260,092	$121,163	$19,951	$—	$1,401,206
Intercompany receivables	220,006	10,372	—	(230,378)	—
Investment in subsidiaries	214,011	2,788	—	(216,799)	—
Other intangible assets, net	119,827	274,650	—	—	394,477
Other assets, net	200,534	69,491	14,269	—	284,294

Total assets	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

LIABILITIES AND CAPITAL
Total current liabilities	$292,551	$40,119	$921	$—	$333,591
Long-term debt, net of current portion	1,255,259	3,600	17,250	—	1,276,109
Relinquishment liability, net of current portion	406,858	—	—	—	406,858
Intercompany payables	—	220,006	10,372	(230,378)	—
Other long-term liabilities	735	—	—	—	735

Total liabilities	1,955,403	263,725	28,543	(230,378)	2,017,293
Minority interests in subsidiaries	—	1,043	—	2,890	3,933
Total capital	59,067	213,696	5,677	(219,689)	58,751

Total liabilities and capital	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$324,802	$52,817	$—	$(774)	$376,845
Operating costs and expenses:
Gaming and other operations	218,465	39,721	—	(774)	257,412
Advertising, general and administrative	54,291	6,378	431	—	61,100
Pre-opening costs and expenses	76	1,238	—	—	1,314
Depreciation and amortization	21,062	3,266	—	—	24,328

Total operating costs and expenses	293,894	50,603	431	(774)	344,154

Income (loss) from operations	30,908	2,214	(431)	—	32,691
Accretion of discount to the relinquishment liability	(6,771)	—	—	—	(6,771)
Interest expense, net of capitalized interest	(12,952)	(9,436)	(502)	193	(22,697)
Loss on interests in subsidiaries	(6,467)	(441)	—	6,908	—
Other income, net	318	1,145	33	(193)	1,303

Income (loss) from continuing operations before minority interests	5,036	(6,518)	(900)	6,908	4,526
Minority interests	—	51	—	459	510

Net income (loss)	$5,036	$(6,467)	$(900)	$7,367	$5,036

	For the Three Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$351,433	$56,310	$—	$(626)	$407,117
Operating costs and expenses:
Gaming and other operations	204,296	41,337	—	(626)	245,007
Advertising, general and administrative	56,002	6,103	518	—	62,623
Pre-opening costs and expenses	84	—	—	—	84
Depreciation and amortization	20,443	3,297	—	—	23,740

Total operating costs and expenses	280,825	50,737	518	(626)	331,454

Income (loss) from operations	70,608	5,573	(518)	—	75,663
Accretion of discount to the relinquishment liability	(7,449)	—	—	—	(7,449)
Interest expense, net of capitalized interest	(14,064)	(9,434)	(596)	254	(23,840)
Loss on interests in subsidiaries	(3,433)	(147)	—	3,580	—
Other income (expense), net	(8)	499	815	(254)	1,052

Income (loss) from continuing operations before minority interests	45,654	(3,509)	(299)	3,580	45,426
Minority interests	—	17	—	152	169

Income (loss) from continuing operations	45,654	(3,492)	(299)	3,732	45,595
Income from discontinued operations	—	59	—	—	59

Net income (loss)	$45,654	$(3,433)	$(299)	$3,732	$45,654

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,010,463	$146,686	$—	$(778)	$1,156,371
Operating costs and expenses:
Gaming and other operations	639,091	111,672	—	(778)	749,985
Advertising, general and administrative	163,739	21,021	1,154	—	185,914
Pre-opening costs and expenses	91	1,255	—	—	1,346
Depreciation and amortization	62,494	10,486	—	—	72,980

Total operating costs and expenses	865,415	144,434	1,154	(778)	1,010,225

Income (loss) from operations	145,048	2,252	(1,154)	—	146,146
Accretion of discount to the relinquishment liability	(20,314)	—	—	—	(20,314)
Interest expense, net of capitalized interest	(39,259)	(27,947)	(1,656)	647	(68,215)
Loss on interests in subsidiaries	(24,094)	(594)	—	24,688	—
Other income, net	810	1,570	1,598	(647)	3,331

Income (loss) from continuing operations before minority interests	62,191	(24,719)	(1,212)	24,688	60,948
Minority interests	—	625	—	618	1,243

Net income (loss)	$62,191	$(24,094)	$(1,212)	$25,306	$62,191

	For the Nine Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,049,567	$132,795	$—	$(638)	$1,181,724
Operating costs and expenses:
Gaming and other operations	610,022	99,478	—	(638)	708,862
Advertising, general and administrative	162,907	17,724	1,523	—	182,154
Pre-opening costs and expenses	392	3,437	—	—	3,829
Depreciation and amortization	61,548	8,303	—	—	69,851

Total operating costs and expenses	834,869	128,942	1,523	(638)	964,696

Income (loss) from operations	214,698	3,853	(1,523)	—	217,028
Accretion of discount to the relinquishment liability	(22,346)	—	—	—	(22,346)
Interest expense, net of capitalized interest	(43,656)	(26,990)	(1,697)	779	(71,564)
Loss on interests in subsidiaries	(22,400)	(442)	—	22,842	—
Other income (expense), net	(432)	1,049	2,321	(779)	2,159

Income (loss) from continuing operations before minority interests	125,864	(22,530)	(899)	22,842	125,277
Minority interests	—	40	—	457	497

Income (loss) from continuing operations	125,864	(22,490)	(899)	23,299	125,774
Income from discontinued operations	—	90	—	—	90

Net income (loss)	$125,864	$(22,400)	$(899)	$23,299	$125,864

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$137,560	$(1,342)	$(1,449)	$—	$134,769

Cash flows used in investing activities:
Purchases of property and equipment	(123,705)	(95,507)	—	—	(219,212)
Payment of Privilege Fee for Legends Sun project	—	—	(25,000)	—	(25,000)
Other cash flows used in investing activities	(103,599)	(612)	(2,158)	105,082	(1,287)

Net cash flows used in investing activities	(227,304)	(96,119)	(27,158)	105,082	(245,499)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	377,000	—	—	—	377,000
Bank Credit Facility repayments—revolving loan	(205,000)	—	—	—	(205,000)
Line of Credit Borrowings	410,990	—	—	—	410,990
Line of Credit repayments	(425,065)	—	—	—	(425,065)
Principal portion of relinquishment liability payments	(31,333)	—	—	—	(31,333)
Distributions to Tribe	(60,106)	—	—	—	(60,106)
Other cash flows provided by (used in) financing activities	(3,064)	95,604	29,168	(105,082)	16,626

Net cash flows provided by financing activities	63,422	95,604	29,168	(105,082)	83,112

Net (decrease) increase in cash and cash equivalents	(26,322)	(1,857)	561	—	(27,618)
Cash and cash equivalents at beginning of period	89,282	16,307	7	—	105,596

Cash and cash equivalents at end of period	$62,960	$14,450	$568	$—	$77,978

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Nine Months Ended June 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$197,947	$25,770	$(794)	$—	$222,923

Cash flows used in investing activities:
Purchases of property and equipment	(52,189)	(33,860)	—	—	(86,049)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows used in investing activities	(76,443)	(1,806)	(2,916)	69,320	(11,845)

Net cash flows used in investing activities	(128,632)	(85,666)	(2,916)	69,320	(147,894)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	—	—	—	278,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	—	—	—	(278,000)
Bank Credit Facility borrowings—revolving loan	160,000	—	—	—	160,000
Bank Credit Facility repayments—revolving loan	(133,000)	—	—		(133,000)
Line of credit borrowings	426,480	—	—	—	426,480
Line of credit repayments	(406,734)	—	—	—	(406,734)
Principal portion of relinquishment liability payments	(30,127)	—	—	—	(30,127)
Distributions to Tribe	(55,230)	—	—	—	(55,230)
Other cash flows provided by (used in) financing activities	(6,785)	78,145	3,829	(69,320)	5,869

Net cash flows provided by (used in) financing activities	(45,396)	78,145	3,829	(69,320)	(32,742)

Net increase in cash and cash equivalents	23,919	18,249	119	—	42,287
Cash and cash equivalents at beginning of period	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of period	$99,713	$17,701	$119	$—	$117,533

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2008, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the nine-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Authority’s management.

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

August 13, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey and Pennsylvania), the financial performance of Mohegan Sun, Mohegan Sun at Pocono Downs and the off-track wagering facilities located in Pennsylvania, collectively, the Pocono Downs entities or Pocono Downs, dependence on existing management, potential adverse changes in local, regional, national or global economic climates, our ability to complete our current expansion project at Mohegan Sun on time and on budget, our leverage and ability to meet our debt service obligations, changes in federal, state or local tax laws or the administration of such laws, changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations), the continued availability of financing and the ability to achieve positive returns from our diversification projects. Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own the Pocono Downs entities, which operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from

Interstate 395 and Connecticut Route 2A via a four-lane access road. Mohegan Sun is approximately 125 miles from New York City and approximately 100 miles from Boston, Massachusetts. In fiscal year 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky hotel and approximately 100,000 square feet of convention space.

Mohegan Sun operates in an approximately 3.0 million square-foot facility, which includes the following:

Casino of the Earth

As of June 30, 2008, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 315-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a ten-station food court featuring international and domestic cuisine, the “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine, and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, our new 8,500 square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of June 30, 2008, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,500 restaurant seats;

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

Mohegan Sun has parking spaces for approximately 12,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, consists of four major components (Sunrise Square, Casino of the Wind, Earth Expansion and Property Infrastructure). The plans for Project Horizon include adding approximately 919 hotel rooms, gaming space and other new non-gaming amenities to Mohegan Sun. Upon completion of Project Horizon, Mohegan Sun is expected to offer approximately 7,000 slot machines, 380 table games, including poker, 2,100 hotel rooms, 75 restaurant and retail outlets, 30 bars and lounges and 4 entertainment venues.

Sunrise Square, our new Asian-themed gaming area in the Casino of the Earth, was completed in August 2007 at a cost of approximately $17.0 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” Street food outlet.

We are also constructing the Casino of the Wind, a new gaming area adjacent to the Casino of the Sky, which is expected to include approximately 45,000 square feet of gaming space with approximately 670 slot machines, 28 table games and a themed poker room with 42 tables, as well as approximately 20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and the return of Chief’s Deli, a casual dining restaurant which we will operate. Groundbreaking for the Casino of the Wind occurred in June 2007, and the new casino is scheduled to open on August 29, 2008. The estimated cost of the Casino of the Wind is $116.0 million.

Project Horizon also includes the Earth Expansion, which features the Earth hotel. The Earth hotel is expected to include approximately 919 rooms, including approximately 261 House of Blues-themed hotel rooms, and a House of Blues Foundation Room. The Earth Expansion also is planned to include new House of Blues-themed dining and entertainment amenities, including an approximately 36,000-square-foot music hall and a 3,000-square-foot special events room. In addition, the Earth Expansion will include approximately 44,000 square feet of retail space, additional food and beverage facilities, including two fine-dining options, a burger restaurant, four bars, a family-style sit down pizzeria and a four-station quick-serve dining area. Groundbreaking for the Earth Expansion occurred on May 14, 2008. The Earth hotel and related facilities are expected to open in the fall of 2010. The estimated cost of the Earth Expansion is $695.0 million.

The Property Infrastructure component of Project Horizon is underway and includes a 1,500-space parking garage and additional surface parking lots, site development and road improvements on or adjacent to the property. The estimated cost is $97.0 million.

Total costs for Project Horizon are currently estimated to be approximately $925.0 million, exclusive of capitalized interest. As of June 30, 2008, costs incurred for Project Horizon, inclusive of costs incurred for Sunrise Square, the Casino of the Wind, the Earth Expansion and Property Infrastructure, excluding capitalized interest, has totaled $156.9 million. Remaining project costs are estimated to be incurred as follows: fourth quarter of fiscal 2008, $53.2 million; fiscal year 2009, $166.2 million; fiscal year 2010, $373.5 million; and fiscal year 2011, $175.2 million.

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

Pocono Downs

Through Downs Racing, L.P. we own and operate the slot machine and harness racing facility known as Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania, as well as several Pennsylvania OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Pocono Downs continues its harness racing activities for the 2008 racing season, which began on April 1, 2008. Year round simulcast pari-mutuel wagering activities also are conducted at Pocono Downs and the OTW facilities. A new state of the art, pari-mutuel simulcast facility at Pocono Downs opened in March 2006.

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

Downs Racing, L.P. secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Pocono Downs. Under certain conditions, Downs Racing, L.P. may be permitted to install up to a total of 5,000 slot machines.

Pocono Downs was the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of the gaming and entertainment facility opened to the public on November 14, 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million, excluding a $50.0 million one-time slot machine license fee.

Pocono Downs recently completed Project Sunrise, a Phase II gaming and entertainment facility adjacent to the Phase I gaming facility, which opened to the public on July 17, 2008. The combined facility now includes approximately 2,500 slot machines, several dining options, including a 300-seat buffet and a quick-serve dining area, six retail outlets, three bars/lounges, additional parking and bus amenities. The final cost of Project Sunrise is anticipated to be approximately $203.0 million.

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the development and management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the proposed development and management of a casino to be located in Clark County, Washington, and owned by the Cowlitz Indian Tribe, or the Cowlitz Project. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

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

On May 20, 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule takes effect on August 25, 2008 and addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. On November 11, 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the BIA takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement for the Cowlitz Project site.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, one of which is Mohegan Ventures Wisconsin, LLC (our wholly owned subsidiary, formed in March 2007), or MVW, which holds an 85.4% membership interest in WTG, and the other is Mohegan Ventures, LLC (a wholly owned subsidiary of the Mohegan Tribe), or MV, which holds a 14.6% membership interest in WTG. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

In January 2008, the BIA rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects, dated January 3, 2008, stating that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. As a result of this new policy, we adjusted the allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project and recorded an impairment charge to reduce the carrying value of the development rights related to the Menominee project to their estimated fair value.

Notwithstanding the new rule published by the BIA relating to gaming on trust lands acquired after October 17, 1988, as discussed above, the standard for the Secretary of the Interior’s determination to take new lands into trust for the Menominee Project remains whether the gaming establishment would be in the best interest of the Menominee Tribe and its members and would not be detrimental to the surrounding community. The Governor of Wisconsin must also concur with the action. The new rule clarifies, however, that only local governments and nearby Indian tribes within 25 miles of the site are part of the formal consultation with the surrounding community.

Other Projects

New York

In April 2008, our wholly owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and Capital Play, Inc., or Capital Play, and its partners, Extell Development Company and Plainfield Special Situations Master Fund Limited, submitted a joint proposal to the State of New York to develop and manage the proposed VLT facility and a mixed-use retail and hotel facility to be developed at Aqueduct Racetrack in Jamaica, New York. If the joint bid is selected, MTGA Gaming would manage the proposed 4,500 VLT facility at Aqueduct Racetrack, which we estimate would open 12 to 14 months after such selection.

Kansas

In September 2007, MTGA Gaming, along with RED Leg Sun, LLC, or RED and Olympia Gaming-KC, LLC, or Olympia, formed Leg Sun, LLC, or Leg Sun, a joint venture created to submit an application to the Kansas Lottery Commission for the proposed development of a gaming facility and destination resort to be named Legends Sun and located in Wyandotte County, Kansas. At the date of formation, MTGA Gaming, RED and Olympia were the one-third owners of Leg Sun. In March 2008, MTGA Gaming restructured its ownership interest in Leg Sun, transferring its membership interest to Mohegan Resorts Kansas, LLC, or MRK, a limited liability company owned indirectly 51% by the Tribe and 49% by MTGA Gaming through Mohegan Gaming & Hospitality, or MG&H, a Delaware limited liability company formed by the Tribe. On June 23, 2008, MRK acquired Olympia’s membership interest in Leg Sun and is now the holder of a two-third ownership interest in Leg Sun, with the remaining one-third interest held by RED.

In accordance with the Kansas Expanded Lottery Act, the project is subject to various reviews, requirements and approvals by the Kansas Lottery Commission, which is considering three other proposals that, like Leg Sun, have received the requisite local endorsements for the right to develop a single resort casino in Wyandotte County. In June 2008, Leg Sun made a $25.0 million Privilege Fee payment to the State of Kansas. The Privilege Fee is refundable if the Legends Sun project is not selected. The Kansas Lottery Gaming Facility Review Board is required to select a manager for the Wyandotte County facility by September 26, 2008. If the Leg Sun proposal is selected, the proposed $767.0 million Legends Sun complex would feature a wide array of attractions and amenities, that in the initial phase, will include a casino with approximately 2,000 slot machines, 60 table games and 25 poker tables, a Robert Trent Jones II designed championship golf course, a luxury hotel with approximately 350 rooms and a convention and conference facility. A future phase of the project would add approximately 200,000 square feet of mixed-use retail and approximately 200,000 square feet of residential development in an area immediately adjacent to the proposed gaming facility.

In a separate matter, in February 2008, a Kansas district court judge ruled that the Kansas Expanded Lottery Act does not violate the Kansas Constitution and properly allows for state-owned casinos, including those being proposed in Wyandotte County. In June 2008, the Kansas Supreme Court upheld the district court judge’s decision.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the new MGM Grand at Foxwoods, or collectively Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the state of New York and VLT facilities in the states of New York and Rhode Island, as well as potential competition from planned gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the northeastern United States. We also face existing and future competition in the immediate Pennsylvania gaming market (refer to “Mohegan Sun at Pocono Downs” below). Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further detail regarding our current and projected competition from other gaming operations.

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2007.

Mohegan Sun

The following is an assessment of recent developments in the competitive prospects in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

MGM Grand at Foxwoods opened on May 17, 2008, reportedly adding 825 hotel rooms, 1,444 slot machines, 53 table games, additional retail, entertainment, parking, meeting and convention facilities to Foxwoods, at a cost of approximately $700.0 million.

New York

Empire City—Empire City Gaming at Yonkers Raceway in Yonkers, New York, currently offers approximately 5,300 VLTs and reportedly plans to increase the number to 7,500 VLTs, as permitted by state law. Empire City Gaming recently launched an advertising campaign promoting its proximity to New York City.

Aqueduct—The State of New York and the New York Racing Association, or NYRA, reached an agreement on February 13, 2008 for the NYRA to continue to operate racing at the three NYRA tracks for a new term of 25 years. The NYRA’s reorganization plan was approved by a bankruptcy court on April 28, 2008, but VLT rights at the NYRA’s Aqueduct Racetrack will be awarded separately. MTGA Gaming, in conjunction with Capital Play, was one of six groups that submitted initial bids to operate at least 4,500 VLTs at the Aqueduct Racetrack and one of three groups that presented updated bids in April 2008. The other bidders are S.L. Green Realty Corporation, which has partnered with Hard Rock Entertainment, and Saratoga Harness Racing, Inc. and its partner, Delaware North Companies. According to recent reports, the VLT franchise at Aqueduct will be awarded to the selected bidder by joint agreement of the Governor, Senate Majority Leader and House Speaker in New York. Construction of the facility is expected to take 12 to 14 months.

Seneca Nation—The Seneca Nation opened a temporary facility in Buffalo in July 2007, and a permanent facility in Buffalo is under construction, joining the tribe’s first two casinos in Niagara Falls and Salamanca, New York. The Seneca Buffalo Creek Casino is scheduled to open in 2010 with an expected 2,100 slot machines, 50 table games, several dining options and parking for approximately 2,500 vehicles. In July 2008, a federal judge vacated a decision of the NIGC which established the Seneca Nation’s right to conduct gaming on the 9-acre parcel in downtown Buffalo. A hearing on the closure of the facility, pending appeal, is scheduled for August 21, 2008, and the Seneca Nation is seeking intervention by the NIGC. The Seneca Nation is also pursuing gaming development in Massachusetts in connection with the Aquinnah Wampanoag Tribe of Massachusetts.

Oneida Indian Tribe—Currently, the Oneida Indian Tribe operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from Mohegan Sun. Turning Stone Casino Resort reportedly offers approximately 2,400 VLTs, 80 table games, 20 tables for live poker and more than 800 hotel rooms. After a U.S. Supreme Court decision ruled that the Oneida Nation-owned properties in the City of Sherill were subject to local taxes and regulations, the Oneida Nation applied to place approximately 35,000 acres of land into trust. In February 2008, the U.S. Department of the Interior recommended that 13,004 acres, including the Turning Stone Casino Resort property, be taken into trust. State and county tax actions have been rejected at the federal district court level, but those actions continue. Six lawsuits, including one by the Governor on behalf of the State, have been filed to date challenging the Department of the Interior decision to take the land into trust.

Catskill Region—On January 4, 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take 29 acres of land into trust for gaming adjacent to the Monticello Raceway in Monticello, New York. This decision followed the BIA’s rejection of 10 other land-into-trust applications and the issuance of new guidance regarding taking off-reservation land into trust for tribal gaming, which requires greater scrutiny of the perceived benefits to the tribe in such acquisitions the greater the distance between a proposed project and the tribe’s existing reservation. On January 10, 2008, the St. Regis Mohawk Tribe filed a suit in federal district court in New York to invalidate the BIA’s decision. On February 13, 2008, the St. Regis Mohawk Tribe reported that they would be ending their pursuit of a casino at the Monticello Raceway and withdrawing their lawsuit challenging the BIA decision. According to published reports, in February 2008, Empire Resorts closed its development office at the Monticello Raceway and entered into an agreement with Concord Associates, L.P., for the development of a resort, harness race track and VLT facility at the Concord Hotel property in nearby Kiamesha Lake, New York, to replace the current Monticello Raceway and Mighty M VLT facility. Demolition of certain buildings at the Concord Hotel property commenced in April 2008. On July 8, 2008, Governor Patterson signed a bill that includes various incentives for the development of the Concord Hotel property into a $1.0 billion casino and resort, including a reduction in VLT revenue-sharing payments to the State to 25%, significantly lower than the current rate paid by Empire Resorts and other VLT operators in the State.

Massachusetts

In October 2007, Governor Deval Patrick filed legislation calling for the award of licenses for three major gaming facilities to be built in the western, southeastern and metropolitan Boston areas of the state. A partnership with a federally recognized, eligible Massachusetts tribe was identified as one of the criteria to be used to assess proposals. On March 21, 2008, the Massachusetts House of Representatives defeated Governor Patrick’s casino proposal bill by a vote of 108 to 46. It has been reported that similar proposals are expected to be introduced in the next legislative session, which begins in January 2009.

The Mashpee Wampanoag Tribe, which received federal recognition in February 2007, has entered into a development agreement and secured local government support for a proposed $1.0 billion casino and 1,500-room hotel project in Middleboro, Massachusetts. Plans for the Middleboro gaming facility include a 240,000 square-foot casino, three or four stories in height, with an adjoining 15 to 18 story-hotel.

New Jersey

The Borgata Hotel and Casino, a joint venture of Boyd Gaming and MGM Mirage, has expanded in two phases since its opening in 2003. The second phase of the Borgata expansion was completed in June 2008 with the opening of a new 43-story hotel tower, the Water Club. The combined Borgata facility reportedly now features approximately 2,800 rooms and suites, 161,000 square feet of gaming space, 4,100 slot machines and 200 table games.

Tropicana Entertainment, LLC, the parent company of the Tropicana Casino and Resort, filed for bankruptcy on May 5, 2008. On June 18, 2008, state casino regulators rejected bids received for the Tropicana and gave the trustee overseeing the sale process an additional 120 days to find a buyer for the facility, whose former owners had their casino license revoked in December 2007.

In May 2008, Trump Entertainment Resorts, Inc. announced the sale of one of its three Atlantic City properties, Trump Marina Hotel Casino, for $316.0 million to an affiliate of Coastal Development, LLC, headed by Richard T. Fields, and the resolution of an unrelated four-year lawsuit involving development of properties with the Seminole Tribe of Florida. The property is expected to be re-branded as a “Margaritaville” casino which has an association with entertainer, Jimmy Buffett. The Trump Taj Mahal is undergoing an expansion that includes a new $255.0 million hotel tower. The nearly 800-room addition will reportedly open in stages beginning with the 2008 Labor Day weekend, with the full 40 stories ready by the end of 2008.

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

In March 2008, Harrah Entertainment Inc. opened its new 960-room, 44-story Waterfront Tower, which represents the final phase of a $550.0 million expansion at Harrah’s Marina. At 525 feet, it becomes Atlantic City’s tallest building, and it increases Harrah’s Marina’s hotel room capacity by nearly 60%, to 2,590 guest rooms and suites.

Rhode Island

In March 2008, UTGR, Inc., the owner of the Twin River VLT facility in Lincoln, reportedly failed to make a loan payment on its debt and subsequently had its corporate credit rating downgraded. In August 2008, the company announced an extension of an earlier forbearance agreement with creditors, which allows the company until August 29, 2008 to restructure its debt. On May 6, 2008, the Rhode Island state legislature overrode the Governor’s veto of a bill to expand gaming hours at Twin River and Newport Grand to 24 hours per day on weekends and holidays, and to 3 a.m. on weekdays, and the expanded hours have been adopted at each of the two facilities.

Pocono Downs

The following is an assessment of recent developments in the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

Mount Pocono—In October 2007, Mount Airy #1, LLC opened its $412.0 million Mount Airy Casino Resort, or Mount Airy, which is approximately 40 miles from Pocono Downs and houses approximately 2,500 slot machines. In late 2007, the facility introduced a 188-room hotel and Gypsies Lounge Nightclub. Reports indicate that by the end of 2008, the facility will be expanded to include 3,000 slot machines, 400 hotel rooms, four restaurants, a night club, conference rooms, a spa, indoor and outdoor pools, retail shops and additional parking. On January 30, 2008, the license of Mount Airy #1, LLC was suspended by the PGCB, and a trustee was appointed to oversee casino operations at Mount Airy Casino Resort following the filing of perjury charges against Mount Airy’s owner, Louis A. DeNaples.

Bethlehem—Sands Bethworks Gaming, a partnership between BethWorks and the Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, is developing the Sands Casino Resort in Bethlehem, approximately 70 miles from Pocono Downs. The first phase of the project would reportedly include 3,000 slot machines, with a subsequent increase to 5,000, a 300-room hotel, retail shops and restaurants, with opening to the public expected by the summer of 2009.

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

Our largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from our slot machines and table games at Mohegan Sun, as well as our slot machines at Pocono Downs. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) winnings paid out and (2) slot tickets issued. Pursuant to the Mohegan Compact and requirements of our Pennsylvania Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post this information on our website at www.mtga.com.

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

We also operate a program for our guests at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage and retail services to guests based on points that are awarded for guests’ slot machine gaming activities. These points may be used to purchase items at the retail store and dining outlets located within Pocono Downs. The retail value of points are included in gross revenues when redeemed at Pocono Downs and then deducted as promotional allowances to arrive at net revenues.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at Mohegan Sun operated facilities or Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues.

Gaming expenses

The largest component of gaming expenses is the portion of gross slot revenues which must be paid to the State of Connecticut and the PGCB, which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the slot win contribution from Mohegan Sun is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues at Pocono Downs. In addition to this daily assessment, Downs Racing, L.P. must pay to the PGCB, on an annual basis, amounts necessary to ensure that the city and municipality hosting Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third party tenant restaurants and The Shops at Mohegan Sun.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes accretion of discount to the relinquishment liability, interest income, interest expense, write-off of debt issuance costs, minority interests, income from discontinued operations and other non-operating income and expense.

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

Results of Operations

Summary Operating Results

As of June 30, 2008, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as Pocono Downs, herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. See Note 8 to the condensed consolidated financial statements for financial information about the segments.

The following tables summarize our results from operations on a property basis (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007 (1)	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$326,897	$352,947	$(26,050)	-7.4%	$1,012,791	$1,051,072	$(38,281)	-3.6%
Pocono Downs	49,948	54,170	(4,222)	-7.8%	143,580	130,652	12,928	9.9%

Total	$376,845	$407,117	$(30,272)	-7.4%	$1,156,371	$1,181,724	$(25,353)	-2.1%
Income (loss) from operations:
Mohegan Sun	$34,547	$72,364	$(37,817)	-52.3%	$153,329	$218,562	$(65,233)	-29.8%
Pocono Downs	3,122	6,543	(3,421)	-52.3%	9,836	6,932	2,904	41.9%
Corporate expenses	(4,978)	(3,244)	(1,734)	-53.5%	(17,019)	(8,466)	(8,553)	-101.0%

Total	$32,691	$75,663	$(42,972)	-56.8%	$146,146	$217,028	$(70,882)	-32.7%
Net income	$5,036	$45,654	$(40,618)	-89.0%	$62,191	$125,864	$(63,673)	-50.6%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The important factors and trends that most contributed to our financial performance for the three months and nine months ended June 30, 2008 and 2007 are as follows:

•

lower slot revenues at Mohegan Sun in the three months and nine months ended June 30, 2008, due to increased competition in the Northeast slot and VLT gaming market from recently expanded VLT facilities at Empire City in Yonkers, New York and Twin River in Lincoln, Rhode Island, and, to a lesser extent, Foxwoods, following the opening of their new and expanded gaming facility on May 17, 2008;

•	unfavorable macroeconomic conditions and the continued weakening of consumer spending in the Northeast region resulting in lower spending by gaming patrons;

•

higher gas prices, as we believe some customers in the New York City and Boston markets may have chosen to frequent closer gaming facilities, thereby reducing slot revenues at Mohegan Sun for the three months and nine months ended June 30, 2008;

•

the opening of the Phase I slot facility at Pocono Downs in November 2006, which generated gross slot revenues of $120.5 million and $107.1 million for the nine months ended June 30, 2008 and 2007, respectively;

•

lower slot revenues at Pocono Downs in the three months ended June 30, 2008, due to new competition, following the opening of Mount Airy in Mount Pocono, Pennsylvania, in October 2007, and, to a lesser extent, the continued weakening of the regional economy and disruptions caused by Project Sunrise construction;

•

higher table games drop at Mohegan Sun in the three months and nine months ended June 30, 2008, resulting from an increase in Mohegan Sun’s targeted high-end play and the continued success of our Asian table games business;

•

a significant increase in the number of shows at the Mohegan Sun Arena, including more headliner shows, in the three months and nine months ended June 30, 2008, which we believe contributes to gaming, food and beverage, hotel and retail and other revenues;

•	higher marketing and promotional costs in response to the increased competition in the Northeast slot and VLT gaming market from Empire City, Twin River and Foxwoods; and

•	offers of promotional room rates to casino hotel guests, designed to maintain occupancy levels to support and improve gaming and other revenues.

Other significant factors that affected our financial performance for the three months and nine months ended June 30, 2008 and 2007 are as follows:

•	a significant decrease in table games hold percentage at Mohegan Sun in the three months ended June 30, 2008, which can fluctuate considerably over interim financial periods;

•

abnormally high promotional activities in December 2007 from Foxwoods, which had the effect of reducing slot revenues for the Connecticut slot gaming market for the nine months ended June 30, 2008, including slot revenues at Mohegan Sun;

•	unfavorable weather conditions in the Northeast region compared to the prior year, which also contributed to the decrease in slot revenues at Mohegan Sun for the nine months ended June 30, 2008;

•

a $3.5 million non-cash charge in the nine months ended June 30, 2008 due to an adjustment to the allowance on the future collection of reimbursable development costs and expenses, and an impairment charge to reduce the carrying value of development rights, both pertaining to the Menominee project as discussed above under “Overview-Other Diversification Projects-Menominee Project”;

•	a $3.3 million charge recorded in the nine months ended June 30, 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility; and

•	higher allowances for doubtful accounts related to gaming receivables at Mohegan Sun.

Net revenues decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily as a result of the decline in gaming revenues at Mohegan Sun and increases in promotional allowances at both Mohegan Sun and Pocono Downs. This decrease was partially offset by an increase in non-gaming revenues, primarily entertainment revenues, at Mohegan Sun. The decrease in net revenues for the nine months ended June 30, 2008 compared to the same period in the prior year was also partially offset by the increase in slot revenues at Pocono Downs due to a full period of operations of the slot facility.

Income from operations decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year as a result of the decline in net revenues of 7.4% and 2.1%, respectively, and increases in operating costs and expenses of 3.8% and 4.7%, respectively. Our operating margin, or income from operations as a percentage of net revenues, for the three months and nine months ended June 30, 2008 decreased to 8.7% and 12.6%, respectively, from 18.6% and 18.4%, respectively, for the same periods in the prior year. This decline was primarily attributable to decreases in Mohegan Sun’s operating margin for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year of 990 and 570 basis points, respectively, to 10.6% and 15.1% for the three months and nine months ended June 30, 2008, respectively, from 20.5% and 20.8% for the three months and nine months ended June 30, 2007, respectively. The overall decrease in operating margin for the nine months ended June 30, 2008 was also due to a full period of operations of the slot facility at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania, and the $8.5 million increase in corporate related expenses as further discussed below under “Corporate Expenses and Other Income (Expense).” The decline in Mohegan Sun’s operating margin was primarily attributable to the decrease in gaming revenues; higher direct entertainment costs resulting from the increased number of shows at the Mohegan Sun Arena; higher allowances for doubtful accounts related to gaming receivables; and higher promotional expenditures. The decrease in Mohegan Sun’s operating margin for the nine months ended June 30, 2008 also resulted from higher labor costs and increased medical benefit costs.

Net income decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to the decrease in income from operations, partially offset by lower interest costs as further discussed below under “Corporate Expenses and Other Income (Expense).”

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Gaming	$282,356	$318,967	$(36,611)	-11.5%	$898,316	$948,814	$(50,498)	-5.3%
Food and beverage	23,815	22,615	1,200	5.3%	69,778	68,762	1,016	1.5%
Hotel	12,497	11,120	1,377	12.4%	36,924	35,283	1,641	4.7%
Retail, entertainment and other	41,398	31,617	9,781	30.9%	102,547	88,846	13,701	15.4%

Total	$360,066	$384,319	$(24,253)	-6.3%	$1,107,565	$1,141,705	$(34,140)	-3.0%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Gaming	78.4%	83.0%	81.1%	83.1%
Food and beverage	6.6%	5.9%	6.3%	6.0%
Hotel	3.5%	2.9%	3.3%	3.1%
Retail, entertainment and other	11.5%	8.2%	9.3%	7.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in millions, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Variance	Percentage Variance	2008	2007	Variance	Percentage Variance
Slot handle	$2,498	$2,585	$(87)	-3.4%	$7,489	$7,777	$(288)	-3.7%
Gross slot revenues	$213	$223	$(10)	-4.5%	$635	$672	$(37)	-5.5%
Net slot revenues	$204	$215	$(11)	-5.1%	$612	$649	$(37)	-5.7%
Weighted average number of slot machines (in units)	5,974	5,939	35	0.6%	6,107	6,076	31	0.5%
Gross slot hold percentage	8.5%	8.6%	-0.1%	-1.2%	8.5%	8.6%	-0.1%	-1.2%
Gross slot win per unit per day (in dollars)	$392	$413	$(21)	-5.1%	$380	$405	$(25)	-6.2%
Table games drop	$650	$611	$39	6.4%	$1,965	$1,820	$145	8.0%
Table games revenues	$75	$101	$(26)	-25.7%	$278	$292	$(14)	-4.8%
Weighted average number of table games (in units)	321	278	43	15.5%	322	296	26	8.8%
Table games hold percentage (1)	11.6%	16.5%	-4.9%	-29.7%	14.2%	16.0%	-1.8%	-11.3%
Table games revenue per unit per day (in dollars)	$2,578	$3,990	$(1,412)	-35.4%	$3,148	$3,609	$(461)	-12.8%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate considerably over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year decreased due to the declines in slot and table games revenues. The decrease in slot revenues was primarily attributable to the increased competition in the Northeast slot and VLT gaming market from Empire City and Twin River and, to a lesser extent, Foxwoods, following the opening of their new and expanded gaming facility on May 17, 2008. We believe the decrease in slot revenues was also attributable, in part, to unfavorable macroeconomic conditions and the continued weakening of consumer spending in the Northeast region resulting in lower spending by gaming patrons, and higher gas prices, which may have led some customers in the New York City and Boston markets to frequent closer gaming facilities. The decline in slot revenues for the nine months ended June 30, 2008 compared to the same period in the prior year was also attributable to the abnormally high December 2007 promotional activities from Foxwoods, which had the effect of reducing slot revenues for the Connecticut slot gaming market, including slot revenues at Mohegan Sun. During the nine months ended June 30, 2008, Foxwoods issued free promotional slot plays to their patrons totaling $51.1 million compared to $25.1 million for the same period in the prior year. The decrease in Mohegan Sun’s gross slot hold percentage, or gross slot revenues divided by slot handle, was primarily attributable to the introduction of $8.1 million and $17.3 million in free promotional slot play during the three and nine months ended June 30, 2008, respectively. The decrease in table games revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year was primarily attributable to a significant decrease in table games hold percentage. Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods. The growth in table drop for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year is due to an increase in our targeted high-end play and the continued success of our Asian table games business.

Food and beverage revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased primarily as a result of the addition of new revenues from the 4,000-square-foot “Hong Kong” Street food outlet in Sunrise Square, which opened in August 2007, and increased banquet revenues from the Mohegan Sun convention center. The increase in food and beverage revenues was also due to the increase in the number of entertainment events at the Mohegan Sun Arena during the three months and nine months ended June 30, 2008 compared to the same periods in the prior year, as further discussed below.

The following table presents data related to hotel revenues:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Variance	Percentage Variance	2008	2007	Variance	Percentage Variance
Rooms occupied	102,090	100,918	1,172	1.2%	298,399	294,058	4,341	1.5%
Average daily room rate (ADR)	$114	$104	$10	9.6%	$115	$114	$1	0.9%
Occupancy rate	95.5%	94.4%	1.1%	1.2%	92.7%	91.7%	1.0%	1.1%
Revenue per available room (REVPAR)	$108	$98	$10	10.2%	$106	$104	$2	1.9%

Hotel revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased primarily as a result of increases in ADR and hotel occupancy. The increase in ADR is consistent with increases in room rates offered to transient and group hotel guests in the Northeast gaming market. The increase in ADR was also supported by the growth in entertainment business, as further discussed below. The increase in hotel occupancy is partially attributable to rooms being out of service during the three months and nine months ended June 30, 2007 due to the Sky hotel room renovation program, which began in January 2007 and was completed in June 2007.

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased primarily as a result of increases in entertainment revenues of $10.4 million, or 91.6%, and $12.8 million, or 39.8%, respectively. The growth in entertainment revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year was due to increases in Arena ticket sales of 41.7% and 18.2%, respectively, and average price per ticket at the Arena of 40.5% and 21.7%, respectively. The increases in Arena ticket sales and average price per ticket at the Arena resulted from significant increases in the number of shows at the Mohegan Sun Arena, including more headliner shows. The increase in retail, entertainment and other revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year was partially offset by decreases in retail revenues of $1.2 million, or 16.6%, and $2.6 million, or 11.9%. The increase in retail, entertainment and other revenues for the nine months ended June 30, 2008 compared to the same period in the prior year was also the result of a $2.0 million, or 10.6%, increase in gasoline revenues due to an increase in average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center.

Promotional Allowance

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$10,879	$10,879	$—	—	$32,534	$32,077	$457	1.4%
Hotel	3,646	3,801	(155)	-4.1%	11,254	12,018	(764)	-6.4%
Retail, entertainment and other	18,644	16,692	1,952	11.7%	50,986	46,538	4,448	9.6%

Total	$33,169	$31,372	$1,797	5.7%	$94,774	$90,633	$4,141	4.6%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$11,283	$11,574	$(291)	-2.5%	$34,031	$33,221	$810	2.4%
Hotel	1,899	2,211	(312)	-14.1%	5,884	6,353	(469)	-7.4%
Retail, entertainment and other	16,464	13,355	3,109	23.3%	43,358	37,853	5,505	14.5%

Total	$29,646	$27,140	$2,506	9.2%	$83,273	$77,427	$5,846	7.6%

Promotional allowances for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased as a result of an increase in retail, entertainment and other promotional allowances, driven primarily by the higher retail price of entertainment offerings and gasoline as discussed above under “Gross Revenues.”

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Gaming	$183,744	$178,302	$5,442	3.1%	$552,073	$532,777	$19,296	3.6%
Food and beverage	11,855	11,444	411	3.6%	34,895	34,423	472	1.4%
Hotel	4,488	4,504	(16)	-0.4%	13,090	12,585	505	4.0%
Retail, entertainment and other	19,469	10,976	8,493	77.4%	41,298	31,857	9,441	29.6%
Advertising, general and administrative	51,346	54,666	(3,320)	-6.1%	154,700	158,478	(3,778)	-2.4%
Pre-opening costs and expenses	76	84	(8)	-9.5%	91	392	(301)	-76.8%
Depreciation and amortization	21,372	20,610	762	3.7%	63,315	61,999	1,316	2.1%

Total	$292,350	$280,586	$11,764	4.2%	$859,462	$832,511	$26,951	3.2%

Gaming costs and expenses increased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily as a result of additional expenses associated with the e-Bonus escrow payments; higher allowances for doubtful accounts related to gaming receivables; higher promotional expenditures; and an increase in non-gaming complimentaries redeemed by casino patrons at Authority-owned outlets. The increase in gaming costs and expenses for the nine months ended June 30, 2008 compared to the same period in the prior year also resulted from higher labor costs and increased medical benefit costs. The increase in gaming costs and expenses for the three months and nine months ended June 30, 2008 was partially offset by a decrease in slot win contribution to the State of Connecticut commensurate with lower slot revenues and decreased redemption costs due to decreased utilization of Player’s Club points and promotional coupons at third party outlets. Slot win contribution expenses totaled $55.3 million and $163.3 million for the three months and nine months ended June 30, 2008, respectively, and $55.9 million and $168.0 million for the three months and nine months ended June 30, 2007, respectively. As a result of the cost increases mentioned above, gaming costs and expenses as a percentage of gaming revenues increased to 65.1% and 61.5% for the three months and nine months ended June 30, 2008, respectively, from 55.9% and 56.2% for the three months and nine months ended June 30, 2007, respectively.

Food and beverage costs and expenses increased for the three months ended June 30, 2008 compared to the same period in the prior year primarily due decreased food and beverage complimentaries resulting in a lower amount of food and beverage costs being allocated to gaming costs and expenses. Food and beverage costs and expenses increased for the nine months ended June 30, 2008 compared to the same period in the prior year as a result of higher labor costs and increased medical benefit costs, partially offset by a higher amount of food and beverage complimentaries, resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months ended June 30, 2008 were comparable to hotel costs and expenses for the same period in the prior year. Hotel costs and expenses increased for the nine months ended June 30, 2008 compared to the same period in the prior year primarily as a result of higher labor costs and increased medical benefit costs.

Retail, entertainment and other costs and expenses increased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to a substantial increase in direct entertainment costs resulting from the increased number of shows at the Mohegan Sun Arena, including more headliner shows. Additionally, the increase in retail, entertainment and other costs and expenses was due to increased cost of goods sold for gasoline resulting from the increase in average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center. The increase in retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2008 was partially offset by increased entertainment and other complimentaries resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses, as well as decreased cost of goods sold for retail due to lower patronage at Authority-owned retail outlets.

Advertising, general and administrative costs and expenses decreased for the three months ended June 30, 2008 compared to the same period in the prior year primarily as a result of decreased property maintenance costs and other one-time costs, such as costs relating to the Sky hotel room renovation program, which occurred in 2007, as well as decreases in advertising expenditures and utility costs, partially offset by higher labor costs due primarily to market driven compensation adjustments and increased medical benefit costs, and increased professional costs and consulting expenditures. Advertising, general and administrative costs and expenses decreased for the nine months ended June 30, 2008 compared to the same period in the prior year primarily as a result of approximately $2.0 million in non-recurring costs recorded during the nine months ended June 30, 2007 in connection with the Mohegan Sun ten-year anniversary festivities for employees and casino patrons, as well as decreases in property maintenance costs and other one-time costs, as discussed above. The decrease in advertising, general and administrative costs and expenses for the nine months ended June 30, 2008 was partially offset by higher labor costs due primarily to market driven compensation adjustments and increased medical benefit costs, increased professional costs and consulting expenditures, and higher allowances for doubtful accounts.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2008 and 2007 were comprised of personnel, consulting and other costs associated with the development plans for Project Horizon, as described above under “Overview-Mohegan Sun.” Pre-opening costs and expenses for the nine months ended June 30, 2007 related primarily to the Sunrise Square component of Project Horizon, which opened in August 2007.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007 (1)	Dollar Variance	Percentage Variance
Gaming	$48,176	$52,173	$(3,997)	-7.7%	$138,738	$125,496	$13,242	10.6%
Food and beverage	2,667	2,142	525	24.5%	7,191	4,763	2,428	51.0%
Retail and other	1,156	1,004	152	15.1%	3,476	2,336	1,140	48.8%

Total	$51,999	$55,319	$(3,320)	-6.0%	$149,405	$132,595	$16,810	12.7%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007 (1)
Gaming	92.7%	94.3%	92.9%	94.6%
Food and beverage	5.1%	3.9%	4.8%	3.6%
Retail and other	2.2%	1.8%	2.3%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Variance	Percentage Variance	2008	2007 (1)	Variance	Percentage Variance
Slot handle	$476,548	$486,467	$(9,919)	-2.0%	$1,389,470	$1,122,577	$266,893	23.8%
Gross slot revenues	$41,265	$44,836	$(3,571)	-8.0%	$120,458	$107,051	$13,407	12.5%
Net slot revenues	$41,146	$44,671	$(3,525)	-7.9%	$120,232	$106,153	$14,079	13.3%
Weighted average number of slot machines (in units)	1,202	1,142	60	5.3%	1,203	1,120	83	7.4%
Gross slot hold percentage	8.7%	9.2%	-0.5%	-5.4%	8.7%	9.5%	-0.8%	-8.4%
Gross slot win per unit per day (in dollars)	$377	$431	$(54)	-12.5%	$366	$418	$(52)	-12.4%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Gaming revenues for the three months ended June 30, 2008 compared to the same period in the prior year decreased primarily as a result of a decline in slot revenues due to the opening of Mount Airy in October 2007, and, to a lesser extent, the continued weakening of the regional economy and disruptions caused by Project Sunrise construction. Gaming revenues for the nine months ended June 30, 2008 compared to the same period in the prior year increased as a result of the increase in slot revenues due to a full period of operations of the slot facility, which opened in November 2006. Gaming revenues for the nine months ended June 30, 2008 were also negatively impacted by the items discussed above. Gross slot win per unit per day for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year decreased primarily due to the lower gross slot hold percentage and the opening of Mount Airy, which had the effect of increasing slot product in the Northeastern Pennsylvania slot gaming market. The decrease in gross slot hold percentage was primarily attributable to the introduction of electronic blackjack games during the period and a greater demand for higher denomination slot machines, both of which had a lower hold percentage than other slot machines.

Food and beverage revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased primarily as a result of increased utilization of Pocono Downs Player’s Club points and promotional coupons at the property’s restaurants. The increase in food and beverage revenues for the nine months ended June 30, 2008 is also attributable to the full period of operations of the slot facility, which resulted in increased patron visitation to the facility.

Retail and other revenues for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year increased primarily as a result of increased utilization of Pocono Downs Player’s Club points and promotional coupons at the property’s retail outlet. The increase in retail and other revenues for the nine months ended June 30, 2008 is also attributable to the full period of operations of the slot facility, which resulted in increased patron visitation to the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007 (1)	Dollar Variance	Percentage Variance
Food and beverage	$1,615	$809	$806	99.6%	$4,442	$1,333	$3,109	233.2%
Retail	436	340	96	28.2%	1,383	610	773	126.7%

Total	$2,051	$1,149	$902	78.5%	$5,825	$1,943	$3,882	199.8%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007 (1)	Dollar Variance	Percentage Variance
Food and beverage	$1,864	$893	$971	108.7%	$5,403	$1,542	$3,861	250.4%
Retail	661	302	359	118.9%	1,762	613	1,149	187.4%

Total	$2,525	$1,195	$1,330	111.3%	$7,165	$2,155	$5,010	232.5%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Promotional allowances increased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to higher redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007 (1)	Dollar Variance	Percentage Variance
Gaming	$36,999	$38,032	$(1,033)	-2.7%	$106,415	$92,238	$14,177	15.4%
Food and beverage	645	1,363	(718)	-52.7%	1,727	3,963	(2,236)	-56.4%
Retail and other	212	386	(174)	-45.1%	487	1,019	(532)	-52.2%
Advertising, general and administrative	4,796	4,735	61	1.3%	15,095	15,270	(175)	-1.1%
Pre-opening costs and expenses	1,238	—	1,238	100.0%	1,255	3,437	(2,182)	-63.5%
Depreciation and amortization	2,936	3,111	(175)	-5.6%	8,765	7,793	972	12.5%

Total	$46,826	$47,627	$(801)	-1.7%	$133,744	$123,720	$10,024	8.1%

(1)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to June 30, 2007.

Gaming costs and expenses decreased for the three months ended June 30, 2008 compared to the same period in the prior year primarily due to lower expenses associated with the PGCB slot machine and local share tax assessments commensurate with the decline in gross slot revenues for the period, partially offset by an increase in non-gaming complimentaries redeemed by casino patrons at food and beverage and retail outlets at the facility. Gaming costs and expenses increased for the nine months ended June 30, 2008 compared to the same period in the prior year primarily as a result of higher operating costs and expenses necessary to support the full period of slot operations, including expenses associated with the PGCB slot machine and local share tax assessments, as well as an increase in non-gaming complimentaries redeemed by casino patrons at food and beverage and retail outlets at the facility. Slot machine and local share tax assessments to the PGCB totaled $24.4 million and $26.3 million for the three months ended June 30, 2008 and 2007, respectively, and $71.4 million and $63.1 million for the nine months ended June 30, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues increased to 76.8% and 76.7% for the three months and nine months ended June 30, 2008, respectively, from 72.9% and 73.5% for the three months and nine months ended June 30, 2007, respectively.

Food and beverage costs and expenses decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to a higher amount of food and beverage complimentaries resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to a higher amount of retail and other complimentaries resulting in an increased amount of retail and other costs being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses increased for the three months ended June 30, 2008 compared to the same period in the prior year primarily due to higher advertising expenditures in response to the new competition. Advertising, general and administrative costs and expenses decreased for the nine months ended June 30, 2008 compared to the same period in the prior year primarily due to the $3.3 million non-recurring charge recorded during the nine months ended June 30, 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility. This decrease was partially offset by increased advertising expenditures in response to the new competition and higher operating costs and expenses necessary to support the full period of slot operations.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2008 were comprised of personnel, consulting and other costs associated with the development plans for Project Sunrise, as described above under “Overview-Pocono Downs.” Pre-opening costs and expenses for the nine months ended June 30, 2007 related primarily to the opening of the Phase I slot facility.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance	2008	2007	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$20	$19	$1	5.3%	$900	$59	$841	1425.4%
Corporate expenses	4,958	3,222	1,736	53.9%	16,119	8,406	7,713	91.8%

Total corporate expenses	$4,978	$3,241	$1,737	53.6%	$17,019	$8,465	$8,554	101.1%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(6,771)	$(7,449)	$678	-9.1%	$(20,314)	$(22,346)	$2,032	-9.1%
Interest income (2)	913	1,148	(235)	-20.5%	2,870	2,688	182	6.8%
Interest expense, net of capitalized interest	(22,697)	(23,840)	1,143	-4.8%	(68,215)	(71,564)	3,349	-4.7%
Write-off of debt issuance costs (3)	—	—	—	—	—	(71)	71	-100.0%
Other income (expense), net	390	(96)	486	-506.3%	461	(458)	919	-200.7%

Total other expense, net	$(28,165)	$(30,237)	$2,072	-6.9%	$(85,198)	$(91,751)	$6,553	-7.1%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project, both more fully described in Notes 4 and 16, respectively, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(3)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.

Total corporate expenses increased for the three months ended June 30, 2008 compared to the same period in the prior year primarily as a result of increased expenditures related to governmental and certain administrative services provided by the Tribe in conjunction with the operation of Mohegan Sun and higher salary and wages costs as a result of certain reallocation of costs to Corporate from Mohegan Sun. Total corporate expenses increased for the nine months ended June 30, 2008 compared to the same period in the prior year primarily as a result of an adjustment to the allowance on the future collection of reimbursable development costs and expenses pertaining to the Menominee Project, as well as an impairment charge to reduce the carrying value of the development rights related to the Menominee Project to their estimated fair value. These adjustments were made as a result of January 2008 guidance from the BIA relating to its policy on taking off-reservation land into trust for the development of gaming projects as discussed above under “Overview-Other Diversification Projects-Menominee Project.” The resulting non-cash charge for this occurrence totaled approximately $3.5 million. The increase in total corporate expenses for the nine months ended June 30, 2008 is also due to the increased professional costs and consulting expenditures, as well as increased expenditures related to governmental and certain administrative services provided by the Tribe and higher salary and wages costs as a result of certain reallocation of costs, both discussed above.

Interest expense, net of capitalized interest, decreased for the three months and nine months ended June 30, 2008 compared to the same periods in the prior year primarily due to the capitalization of approximately $2.3 million and $5.4 million in interest costs relating to Project Horizon and Project Sunrise for the three months and nine months ended June 30, 2008, respectively, compared to $260,000 and $660,000 for the same periods in the prior year, respectively, relating to the Phase I slot facility at Pocono Downs. The weighted average outstanding debt was $1.41 billion and $1.36 billion for the three months and nine months ended June 30, 2008, respectively, and $1.30 billion for each of the three months and nine months ended June 30, 2007. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund Project Horizon and Project Sunrise. The weighted average interest rate for the three months and nine months ended June 30, 2008 was 7.1% and 7.2%, respectively, compared to 7.4% for each of the three months and nine months ended June 30, 2007.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The 2008 racing season is expected to end in September. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the operating results for other interim periods or a full fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2008	2007	Dollar Variance	Percentage Variance
Net cash flows provided by operating activities	$134,769	$222,923	$(88,154)	-39.5%
Net cash flows used in investing activities	(245,499)	(147,894)	(97,605)	66.0%
Net cash flows provided by (used in) financing activities	83,112	(32,742)	115,854	-353.8%

Net (decrease) increase in cash and cash equivalents	$(27,618)	$42,287	$(69,905)	-165.3%

As of June 30, 2008 and September 30, 2007, we held cash and cash equivalents of $78.0 million and $105.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the nine months ended June 30, 2008 compared to the same period in the prior year is attributable primarily to the decrease in operating income after adjustments for non-cash items and higher working capital requirements, partially offset by the receipt of $7.0 million pursuant to the amendment to the Pocono Downs purchase agreement, as discussed above under “Overview- Pocono Downs.”

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

two Category Two slot machine facilities, one of which opened in October 2007, in the immediate market of Pocono Downs), which may result in a substantial decrease in revenue;

•	continuing erosion of consumer confidence in the economy, which could result in reduced spending on discretionary items such as gaming activities;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 through Connecticut, for an extended period of time;

•	a change in Connecticut or Pennsylvania state laws regarding smoking in gaming facilities; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The increase in cash used in investing activities for the nine months ended June 30, 2008 compared to the same period in the prior year is attributable primarily to a $133.2 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred” and the payment of the one-time privilege fee of $25.0 million to the State of Kansas for the Legends Sun project described above under “Overview-Other Diversification Projects-Other Projects-Kansas.” By comparison, the nine months ended June 30, 2007 included the payment of the one-time slot machine license fee of $50.0 million to the PGCB; the acquisition of the Menominee Project development rights and other related assets for $6.4 million; and the acquisition of PCC for $4.7 million. The increase in cash provided by financing activities for the nine months ended June 30, 2008 compared to the same period in the prior year is primarily attributable to a $106.0 million increase in total net borrowings. Borrowings during the nine months ended June 30, 2008 were used primarily to fund capital expenditures at Mohegan Sun and Pocono Downs. Borrowings during the nine months ended June 30, 2007 were used primarily to fund the payment of the $50.0 million slot license fee for Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds raised from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2008, we had $16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes; $250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes; $330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes; $225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes; $250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and $150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC. Refer to Note 4 to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these notes.

Prior Bank Credit Facility. In March 2007, we extinguished our $450.0 million prior bank credit facility.

Bank Credit Facility. In March 2007, we entered into a bank credit facility providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. The total commitment on this facility may be increased to $1.25 billion at our option. The five-year senior secured revolving credit facility includes a $300.0 million term loan conversion provision which is triggered upon the initial accumulation of $300.0 million in total borrowings on the bank credit facility. The term loan requires principal payments in quarterly installments of $750,000 after the conversion date until the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of June 30, 2008, the amount under letters of credit totaled $7.7 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $787.3 million of borrowing capacity under the bank credit facility as of June 30, 2008, without taking into account covenants under the line of credit as described below.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.125%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.375%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2008, we had $205.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2008 were comprised of: (1) a $134.0 million loan based on a one-month Eurodollar rate of 2.47% plus an Applicable Rate of 1.63%; (2) $60.0 million in loans based on a one-month Eurodollar rate of 2.48% plus an Applicable Rate of 1.63%; and (3) an $11.0 million loan based on a one-month Eurodollar rate of 2.45% plus an Applicable Rate of 1.63%. The Applicable Rate for commitment fees was 0.25% as of June 30, 2008.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures we have sufficient liquidity under the bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures.

In February 2008, we received requisite consent from our lenders to Amendment No. 1 to the bank credit facility. Amendment No. 1, among other things, provides for increases in the permitted capital expenditures for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modifies certain provisions of the loan agreement, including our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

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

As of June 30, 2008, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. As of June 30, 2008, we had $2.5 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 2.46% plus an Applicable Margin of 0.90%. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of June 30, 2008, we were in compliance with all covenant requirements in the line of credit and had $22.5 million of borrowing capacity under the line of credit.

Letters of Credit. As of June 30, 2008, we maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities at Pocono Downs that may arise, overdue amounts for purses due to horsemen at Pocono Downs that may arise, potential contractor and subcontractor liabilities relating to the Project Horizon expansion at Mohegan Sun, and two letters of credit related to road work at Pocono Downs. The letters of credit expire on various dates from August 2008 through May 2009, subject to renewals. As of June 30, 2008, no amounts were drawn on the letters of credit.

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

As of June 30, 2008, Salishan-Mohegan had $20.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at June 30, 2008 were based on a one-month Eurodollar rate of 2.48% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2008. As of June 30, 2008, Salishan-Mohegan had $4.7 million of borrowing capacity under the Salishan Credit Facility.

Mohegan Tribe Promissory Note. In June 2008, the Tribe lent MG&H $8.3 million, which was used for the funding of Leg Sun’s $25.0 million Privilege Fee payment to the State of Kansas in connection with the Legends Sun project. The Mohegan Tribe Promissory Note provides for the accrual of interest at an annual rate of 12.0% and matures on October 15, 2008. As of June 30, 2008, the principal balance outstanding on the Mohegan Tribe Promissory Note was $8.3 million.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $272.3 million for the nine months ended June 30, 2008, compared to $96.6 million for the nine months ended June 30, 2007. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $136.4 million and $58.8 million for the nine months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008, these expenditures consisted primarily of $112.2 million in costs related to the Project Horizon expansion, including $2.7 million in capitalized interest, $18.8 million in maintenance capital expenditures and $5.4 million in property renovation expenditures. For the nine months ended June 30, 2007, these expenditures were principally related to maintenance capital expenditures, including the purchase of information system security technology, server replacements, surveillance technology improvements, slot machines and back up power improvements; property renovation expenditures, including the addition of new gaming in floor space recaptured in the Casinos of the Earth and Sky as a result of the elimination of redemption booths, conversion of the lounge area adjacent to the Cabaret into a semi- private gaming area, and for the renovation of all guest rooms in the Sky hotel; and costs related to the Project Horizon expansion.

•

Capital expenditures at Pocono Downs totaled $135.9 million and $37.8 million for the nine months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008, these expenditures consisted primarily of $134.3 million in costs related to the Project Sunrise expansion, including $2.7 million in capitalized interest and $1.6 million in maintenance capital expenditures. For the nine months ended June 30, 2007, these expenditures were comprised primarily of construction costs for the Phase 1 slot facility and to begin construction on Project Sunrise.

•	Capital expenditures for the corporate division were minimal for the nine months ended June 30, 2008 and 2007.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2008 at Mohegan Sun, exclusive of the Project Horizon expansion described above under “Overview-Mohegan Sun-Project Horizon,” are forecasted to be $56.0 million, which are expected to be comprised of the following:

•

Maintenance capital expenditures for fiscal year 2008 at Mohegan Sun are anticipated to be $36.3 million for the replacement and improvements of information technology equipment, systems and software, Casino of the Earth renovations and the purchase of slot machines.

•

Property renovation expenditures are expected to be approximately $19.7 million for the replacement of coin redemption booths in the Casino of the Sky with slot machines and new bars and to prepare space for the entrance to the Casino of the Wind from the Casino of the Sky.

Total costs for Project Horizon are currently estimated to be approximately $925.0 million, exclusive of capitalized interest. As of June 30, 2008, costs incurred for Project Horizon, inclusive of costs incurred for Sunrise Square, the Casino of the Wind, the Earth Expansion and Property Infrastructure, excluding capitalized interest, has totaled $156.9 million. Remaining project costs are estimated to be incurred as follows: fourth quarter of fiscal 2008, $53.2 million; fiscal year 2009, $166.2 million; fiscal year 2010, $373.5 million; and fiscal year 2011, $175.2 million.

Capital expenditures for Pocono Downs are anticipated to be $178.0 million for the 2008 fiscal year, comprised primarily of $175.5 million in construction and furniture, fixtures, and equipment expenditures to complete Project Sunrise. We plan to spend $203.2 million in total on the development of Project Sunrise as discussed above under “Overview- Pocono Downs.”

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and for Project Sunrise at Pocono Downs through a combination of our operating cash flows and bank credit facility.

Interest Expense

For the three months and nine ended June 30, 2008 and 2007, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Bank credit facility	$2,178	$1,323	$5,311	$1,747
Prior Bank credit facility	—	—	—	2,755
2005 6 1/8% senior notes	3,828	3,828	11,484	11,484
2001 8 3/8 % senior subordinated notes	342	342	1,027	1,027
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8% senior subordinated notes	5,259	5,259	15,778	15,778
2004 7 1/8% senior subordinated notes	4,008	4,008	12,024	12,024
2005 6 7/8% senior subordinated notes	2,578	2,578	7,734	7,734
WNBA note	35	69	148	231
Tribe note	16	—	16	—
Line of credit	89	162	290	524
Salishan Credit Facility	251	316	897	841
Amortization of net deferred gain on settlement of derivative instruments	114	114	342	342
Amortization of debt issuance costs	1,286	1,101	3,563	2,737
Capitalized interest	(2,287)	(260)	(5,399)	(660)

Total interest expense, net of capitalized interest	$22,697	$23,840	$68,215	$71,564

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements with respect to current operations, Project Horizon, Project Sunrise and distributions to the Tribe for at least the next twelve months. Distributions to the Tribe are anticipated to total approximately $80.0 million for fiscal year 2008. Any future investments in Mohegan Sun related to the Project Horizon expansion and in Pocono Downs related to the Project Sunrise expansion are anticipated to be funded through a combination of our operating cash flows and bank credit facility, as discussed above under “Sources of Funding for Capital Expenditures.” As of June 30, 2008, we had $787.3 million available for borrowing capacity under our bank credit facility, without taking into account covenants under the line of credit.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,461,044	$2,516	$360,583	$472,345	$625,600
Interest payments on long-term debt (3)	413,758	35,059	170,408	142,791	65,500
Construction obligations (4)	271,179	120,413	150,766	—	—
Procurement obligations (5)	26,450	7,010	11,795	5,945	1,700

Total	$2,172,431	$164,998	$693,552	$621,081	$692,800

(1)	Amounts represent payment obligations from July 1, 2008 to September 30, 2008.

(2)	Long-term debt includes maturities scheduled as of June 30, 2008 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan Credit Facility, but excludes interest payments. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)	Includes interest payments expected to be paid on long-term debt as of June 30, 2008, pursuant to respective debt agreements. Refer to Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)	Construction obligations represent expenditures we must pay in connection with Project Horizon, Project Sunrise and other capital projects.
(5)	Procurement obligations represent agreements entered into with vendors for inventory and sundry items.

In addition to the contractual obligations described above, we have certain other contractual commitments as of June 30, 2008 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

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
(6)

Pursuant to the Race Horse Development and Gaming Act of 2004, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure the hosting municipalities of Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment included in the daily slot machine tax assessment payments to the PGCB. Refer to Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Buildings and land improvements	40 years

Furniture and equipment	3 – 7 years

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under FAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that FAS 161 may have on our financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, that FAS 162 may have on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a Base Rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the bank credit facility. As of June 30, 2008, we had $205.0 million drawn on the bank credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Sources of Liquidity” for further information relating to the terms and conditions of the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of June 30, 2008 about our current financial instruments (debt obligations) that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of June 30, 2008.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Liabilities
Long-Term Debt (including current portion):
Fixed Rate	$—	$338,333	$—	$16,345	$250,000	$625,000	$1,229,678	$1,115,766
Average interest rate	—	6.5%	—	8.4%	8.0%	6.7%	6.9%

Variable Rate	$2,516	$21,250	$1,000	$1,000	$205,000	$600	$231,366	$231,366
Average interest rate	3.4%	5.5%	5.0%	5.6%	5.6%	—	5.5%

Item 4.	Controls and Procedures

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 14, 2008	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: August 14, 2008	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 (the “March 2008 10-Q”), and incorporated by reference herein).

3.19	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.21	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K 405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).