Form 10-K
period 2008-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2008-12-29
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 033-80655

MOHEGAN TRIBAL GAMING AUTHORITY

(Exact name of registrant as specified in its charter)

Connecticut	06-1436334
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

One Mohegan Sun Boulevard, Uncasville, CT	06382
(Address of principal executive offices)	(Zip Code)

(860) 862-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements sometimes can be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Form 10-K, including the consolidated financial statements.

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland or Pennsylvania);

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the off-track wagering facilities;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and manage the expanded resort;

•	our ability to successfully operate and integrate the new amenities from Project Sunrise at Mohegan Sun at Pocono Downs;

•	our suspension of the hotel, retail and parking garage elements of the Earth Expansion of Project Horizon;

•	our ability to implement successfully our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America;

•	our leverage and ability to meet our debt service obligations;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•	the continued availability of financing.

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

PART I

Item 1. Business

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own the Pocono Downs entities, or Pocono Downs, which operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York and approximately 100 miles from Boston, Massachusetts. In fiscal 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In August 2007 and August 2008, we completed the Sunrise Square and Casino of the Wind components of Project Horizon, respectively.

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2008, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 315-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, the “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, an 8,500 square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of September 30, 2008, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,500 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, lounge and pub, operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	The Shops at Mohegan Sun containing 30 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square-foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Casino of the Wind

As of September 30, 2008, the Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 660 slot machines, 28 table games and a 42-table themed poker room; and

•	20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 12,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, initially was planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure and the Earth Expansion. As of September 30, 2008, two of the components, Sunrise Square and Casino of the Wind, had been completed.

Sunrise Square was completed in August 2007 at a cost of approximately $16.7 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” Street food outlet.

Casino of the Wind was completed in August 2008 at a cost of approximately $113.3 million. Casino of the Wind added approximately 45,000 square feet of gaming space, approximately 660 slot machines, 28 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of new dining and retail amenities.

As of September 30, 2008, we had incurred approximately $24.8 million for Property Infrastructure costs relating to additional surface parking lots, site development and road improvements on or adjacent to the property. We currently anticipate incurring an additional $14.3 million to complete the Property Infrastructure component. This component is anticipated to be completed in the third quarter of fiscal 2009.

On September 22, 2008, we announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon as a result of the ongoing national economic recession. We intend to re-evaluate the feasibility of the suspended elements in approximately 12 months. As of September 30, 2008, we had incurred approximately $58.0 million for the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We currently anticipate incurring an additional $69.5 million in connection with the Earth Expansion relating to the construction of the Earth guest connector and the retail podium, which will connect the Winter Parking Garage to the Casino of the Earth. The Earth Expansion also will incorporate renovated food and beverage facilities, including a burger restaurant, a family-style sit down pizzeria and a four-station quick-serve dining area, as well as 7,000 square feet of new retail space.

In addition, the construction of a 1,500-space parking garage that was anticipated to be built adjacent to the Earth Expansion was suspended. As of September 30, 2008, we had incurred approximately $3.8 million relating to the parking garage, and anticipate incurring an additional $1.2 million to complete improvements to the parking garage.

The revised costs for Project Horizon are currently estimated to be approximately $301.6 million, excluding capitalized interest. Revised costs include previous investments in the Property Infrastructure, Parking Garage and Earth Expansion. A breakdown of the costs is as follows:

•	$16.7 million for Sunrise Square

•	$113.3 million for Casino of the Wind

•	$39.1 million for Property Infrastructure

•	$5.0 million for restoration of the Winter Parking Garage

•	$127.5 million for the Earth Expansion

As of September 30, 2008, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $216.6 million. Remaining project costs are estimated to total approximately $85.0 million and are anticipated to be incurred in fiscal 2009.

Mohegan Basketball Club

In January 2003, we formed a wholly owned subsidiary, the Mohegan Basketball Club, LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and first opened under the ownership of Mohegan Golf in June 2007.

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

Downs Racing completed the 2008 harness racing season at Pocono Downs in September 2008 and will continue its harness racing activities when the 2009 racing season begins in the spring of 2009. Year round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. A state of the art, pari-mutuel simulcast facility at Pocono Downs opened in March 2006. Construction of a new paddock adjacent to the racetrack is currently underway and is expected to be completed for the 2009 racing season.

In August 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We have received the $7.0 million installments due in November 2007 and 2008.

In September 2006, Downs Racing secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Pocono Downs. Under certain conditions, Downs Racing may be permitted to install up to a total of 5,000 slot machines.

Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened in November 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million.

Pocono Downs opened Project Sunrise, Phase II of its gaming and entertainment facility, on July 17, 2008. The combined facility now includes approximately 2,500 slot machines, several dining options, including a 300-seat buffet and a quick-serve dining area, six retail outlets, three bars/lounges, additional parking and bus amenities. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. Construction also is currently underway to renovate additional areas of the Phase I facility. When completed, the renovated facility is anticipated to serve as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $199.0 million, excluding capitalized interest.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.00% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3.0% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24.0% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the BIA takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement for the Cowlitz Project site.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority, or MKGA. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a proposed casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.40% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.60% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

In January 2008, the BIA rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects in January 2008, which stated that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. In November 2008, the United States Department of the Interior rejected the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court subsequently refused to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. While we expect to continue to support and pursue the Menominee Project, we believe, these actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As a result of these developments, we have fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset.

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

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue new business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, holds a 49.00% membership interest in MG&H and the Tribe holds the remaining 51.00% membership interest. MG&H has formed a wholly owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. It is anticipated that certain of our and the Tribe’s future diversification efforts will be conducted, directly or indirectly, through MG&H and/or Mohegan Resorts. Mohegan Resorts is currently evaluating potential gaming opportunities in the Commonwealth of Massachusetts, and a wholly-owned subsidiary of Mohegan Resorts has entered into a ground lease for approximately 152 acres of land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in Massachusetts. A wholly-owned subsidiary of Mohegan Resorts was also a partner in an unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility to be located in the State of Kansas.

Strategy

Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun, as discussed above. Mohegan Sun’s success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We have also enjoyed additional patronage from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experience, we believe gaming in these markets continues to be strong, although in 2008 we have seen reduced profits as a result of current unfavorable economic conditions. With the completion of Project Sunburst in 2002, we developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility. We believe our addition of Casino of the Wind and Sunrise Square enables us to further strengthen our position in the Northeast gaming market by capitalizing on the demand for gaming and non-gaming amenities and enhancing our premier destination resort to mitigate impacts from future competition.

With the opening of the slot machine facility at Pocono Downs in November 2006, and with the completion of Project Sunrise in July 2008, we have taken significant steps in our diversification efforts with what we believe to be another first class gaming and entertainment property enabling us to diversify our revenue sources from a new gaming market outside of Mohegan Sun.

Market and Competition from Other Gaming Operations

Mohegan Sun and Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun and is currently the largest gaming facility in the United States in terms of total gaming positions. Based on the size and success of Foxwoods and the growth of Mohegan Sun, we believe that the gaming market in New England and our remaining market area remains underserved.

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

Mohegan Sun

The following is an assessment of recent developments involving competition and potential competition in Connecticut and the northeastern United States affecting Mohegan Sun:

Connecticut

Currently, only the Tribe and the Mashantucket Pequot Tribe are authorized to conduct commercial casino gaming in Connecticut. As required by their individual Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the Mashantucket Pequot Tribe make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. Pursuant to the terms of an exclusivity clause in each MOU, the payments will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe.

In May 2008, the Mashantucket Pequot Tribe and MGM Mirage, Inc., or MGM Mirage, completed and opened the MGM Grand at Foxwoods, a new hotel and casino adjacent to the existing Foxwoods Resort Casino, reportedly adding 825 hotel rooms, 1,444 slot machines, 53 table games, and additional retail, entertainment, parking, meeting and convention facilities to Foxwoods, at a cost of approximately $700.0 million. The new hotel and casino is owned and operated by the Mashantucket Pequot Tribe, with marketing and other services available under license from MGM Mirage.

Rhode Island

Commercial casino gaming does not exist in Rhode Island, although the state’s two pari-mutuel facilities, Twin River and Newport Grand, together offer more than 6,200 video lottery terminals, or VLTs, and have recently added virtual blackjack and virtual roulette.

A subsidiary of BLB Investors, LLC, UTGR, Inc., operates the Twin River VLT facility in Lincoln, formerly known as Lincoln Park, and features more than 4,750 VLTs, themed bars, a restaurant, a 350-seat buffet and a 2,000-seat entertainment venue following a $220 million expansion which opened in September 2007. In March 2008, the owner of Twin River fell behind in debt payments and its corporate debt has been downgraded in a series of moves, most recently in September 2008. According to subsequent announcements, the owner has entered into a forbearance agreement with creditors which has been extended to January 29, 2009 and has entered into a court-approved consent order with various contractors who provided services for the expansion.

In September 2008, Newport Grand featured the addition of 500 VLTs, six virtual blackjack tables and three new food venues in the opening of its $28 million expansion. Newport Grand now offers 1,500 VLTs. In May 2008, the Rhode Island State Legislature overrode the Governor’s veto of a bill to expand gaming hours at Twin River and Newport Grand to 24 hours per day on weekends and holidays, and to 3 a.m. on weekdays. The expanded hours have been adopted at each of the two facilities; however, neither property currently offers hotel rooms on-site.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally recognized Indian tribe in Rhode Island. However, under specific terms of the Narragansett Land Claims

Settlement Act passed by Congress in 1983, the Narragansett Indian Tribe is prohibited from opening a gaming facility under IGRA on its settlement lands. The Narragansett Indian Tribe has indicated in published reports that it may continue to pursue the development of a $50.0 million to $100.0 million casino on its tribal lands in Charlestown. In July 2007, the U.S. Court of Appeals for the First Circuit ruled that the federal government could take an additional 31 acres of land in Charlestown into trust for the Narragansett Indian Tribe. On November 3, 2008, the U.S. Supreme Court heard oral arguments in the State of Rhode Island’s appeal of that court decision, and the final ruling is expected in 2009. The tribe has stated the purpose of the land is for housing of elderly tribal members; however, published reports indicate that the Narragansett Indian Tribe may attempt to use this land or future parcels for gaming.

There are several pending federal recognition petitions from other Rhode Island Indian groups. It is not clear if, or when, federal recognition for these groups will be achieved.

New York

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York, and from racetracks in the state that operate, or are planning to operate, VLTs. The State of New York has six federally recognized Indian tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. In addition to these three tribes, other Indian tribes have been pursuing potential casino projects, which if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, racetracks located in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington currently operate an aggregate of approximately 13,000 VLTs.

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in the State of New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino already in operation. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. Up to three of these additional casinos may be owned by the Seneca Nation and the three others may be located in either Ulster County or Sullivan County in the Catskills region of the state. The Governor of New York reached tentative land claim settlements with various tribes and supported legislation for as many as five tribal casinos in the Catskills between 2001 and 2005. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions have dismissed certain of these land claims and stalled negotiations for casino projects in the Catskills.

Summarized below is the status of current and potential gaming operations by federally recognized Indian tribes in the State of New York:

•

Oneida Nation—Currently, the Oneida Nation operates Turning Stone Casino Resort in Verona, approximately 270 miles from Mohegan Sun. Turning Stone Casino Resort reportedly offers approximately 2,400 VLTs, 80 table games, 20 tables for live poker and more than 800 hotel rooms. Turning Stone Casino Resort currently draws customers primarily from the Syracuse gaming market. In June 2007, the Oneida Nation announced that the U. S. Department of the Interior determined that it would not review the legality of the tribe’s gaming compact with the State of New York, following the New York State Courts’ decision to invalidate the Oneida Nation gaming compact with the State of New York. After a U. S. Supreme Court decision ruled that the Oneida Nation-owned properties in the City of Sherill were subject to local taxes and regulations, the Oneida Nation applied to place approximately 35,000 acres of land into trust. In February 2008, the United States Department of the Interior recommended that 13,004 acres, including the Turning Stone Casino Resort property, be taken into trust. State and county tax actions have been rejected at the federal district court level, but those actions continue. Six lawsuits, including one by the Governor on behalf of the state, have been filed to date challenging the U. S. Department of the Interior’s decision to take the land into trust.

•

St. Regis Mohawk Tribe—In November 2007, the St. Regis Mohawk Tribe filed suit against the U. S. Secretary of the Interior seeking to compel the Secretary to take action on the tribe’s application to take 29 acres into trust in Monticello, New York in connection with the tribe’s proposed Catskill region gaming project with Empire Resorts, Inc., the owner of Monticello Raceway. In January 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take that parcel into trust. This decision followed the BIA’s rejection of 10 other land-into-trust applications and the issuance of new guidance regarding taking off-reservation land into trust for tribal gaming, which requires greater scrutiny of the perceived benefits to the tribe in such acquisitions the greater the distance between a proposed project and the tribe’s existing reservation. In January 2008, the St. Regis Mohawk Tribe filed a suit in federal district court in New York to invalidate the BIA’s decision. In February 2008, the St. Regis Mohawk Tribe reported that it would be ending its pursuit of a casino at the Monticello Raceway and withdrawing its lawsuit challenging the BIA’s decision.

•

Seneca Nation—Under the compact between the Seneca Nation and the State of New York and the 2001 authorizing legislation, the Seneca Nation is permitted to operate three casinos in the western portion of the state. With the opening of a temporary casino in Buffalo in July 2007, joining the tribe’s first two casinos in Niagara Falls and Salamanca, the Seneca Nation now operates all three. The Seneca Nation opened its first casino in Niagara Falls in December 2002. The $200.0 million casino and hotel features approximately 35,000 square feet of gaming space, 4,200 slot machines, 100 table games, 600 rooms, two restaurants, a bar and an event center. This casino offers full-scale gaming similar to that offered at Mohegan Sun; however, we do not draw a significant number of customers from the Niagara Falls gaming market. A second, temporary facility opened on the Seneca Nation’s reservation in Salamanca in May 2004. The permanent Seneca Allegany Casino & Hotel now has approximately 68,000 square feet of gaming space, 2,200 slot machines, 40 table games and 220 hotel rooms. In July 2007, the temporary casino in downtown Buffalo was opened, featuring 119 slot machines and a snack bar. In July 2008, a federal judge vacated a decision of the NIGC which established the Seneca Nation’s right to conduct gaming on the 9-acre parcel in downtown Buffalo; however, the temporary facility has remained open while the litigation remains pending. In August 2008, reportedly due to uncertain economic conditions, the Seneca Nation halted construction on a $333.0 million project to build a permanent facility to replace the temporary casino in Buffalo, which had been expected to include 2,100 slot machines and 50 table games and a hotel expansion at Seneca Allegany Casino & Hotel in Salamanca, New York. The Seneca Nation has also announced the pursuit of gaming development in Massachusetts in connection with the Aquinnah Wampanoag Tribe of Massachusetts (see “Massachusetts” below).

•	Cayuga Indian Nation of New York—The Cayuga Indian Nation currently has a pending land-into-trust application for 125 acres in Cayuga and Seneca counties in central New York.

The Shinnecock Tribe, based on Long Island, is recognized by the State of New York, but its petition to receive federal recognition is still pending before the BIA and in litigation in federal district court. Previously, the Shinnecock Tribe had announced intentions to construct an approximately 65,000-square-foot commercial casino gaming facility adjacent to land it owns on Long Island and submitted an unsuccessful proposal to take over the Aqueduct Raceway in Queens in conjunction with Gateway Casino Resorts. In November 2005, a federal district court in New York ruled that the Shinnecock Tribe met all the legal requirements to be considered a federally recognized Indian tribe. In January 2006, the BIA declared that it is not bound by that federal district court ruling. Accordingly, the Shinnecock Tribe is continuing its pursuit of federal recognition. Following a September 30, 2008 federal judge’s ruling dismissing several counts by the tribe against the BIA but allowing one claim based on unreasonable delay to continue, according to published reports the tribe’s recognition application was advanced to the top of the list of those under consideration with a decision expected in the next two years. On December 10, 2008, county legislators in Suffolk County, New York proposed county legislation to form a task force to expedite the selection of a possible casino location for the tribe within 75 miles of the tribe’s land in Southampton.

Other federally-recognized tribes based in other states, including tribes in Wisconsin and Oklahoma also may be continuing earlier attempts to develop gaming projects in New York. In addition, there are several pending federal recognition petitions from other New York Indian groups, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

Empire City at Yonkers Raceway, in Yonkers, opened its new gaming facility with 1,800 VLTs in October 2006. In March 2007, Empire City opened the Gotham Palace facility, which added 3,700 additional terminals, as well as a new restaurant, bar area and bandstand. Empire City reportedly plans to increase its VLTs at Yonkers to 7,500 terminals as permitted under state law. Given its geographic proximity to New York City, the Yonkers facility may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

According to published reports, in February 2008, Empire Resorts, Inc., owner of Monticello Raceway, entered into an agreement with Concord Associates, L.P. for the development of a resort, harness racetrack and VLT facility at the Concord Hotel property in nearby Kiamesha Lake, to replace the current Monticello Raceway and Mighty M VLT facility. Demolition of certain buildings at the Concord Hotel property commenced in April 2008. In July 2008, Governor David Patterson signed a bill that includes various incentives for the development of the Concord Hotel property into a $1.0 billion casino and resort, including a reduction in VLT revenue-sharing payments to the state to 25.0%, significantly lower than the current rate paid by Empire Resorts, Inc. and other VLT operators in the state. The developers have subsequently announced the receipt of partial financing and investments in the project and have estimated that construction will be completed by the end of 2010.

On February 13, 2008, the New York Racing Authority, or NYRA, and the State of New York reached a new agreement, allowing the NYRA to continue operating thoroughbred racing at the three NYRA tracks for a new term of 25 years, and the NYRA was discharged from its Chapter 11 bankruptcy in September 2008. VLT rights at the NYRA’s Aqueduct racetrack were awarded separately in October 2008 to Delaware North Companies and its partner, Saratoga Harness Racing, Inc. MTGA Gaming, in conjunction with Capital Play, was one of six groups that submitted initial bids to operate VLTs at the Aqueduct racetrack and one of three groups that presented updated bids in April 2008. Delaware North’s plan calls for the installation of about 4,500 VLTs in a 328,000-square-foot facility that will also include restaurants, a 60,000-square-foot center and about 300 hotel rooms. Delaware North has pledged to spend at least $250 million to create the gaming and entertainment complex and expects to invest $170 million to maintain the facility. Construction is expected to take 12 to 14 months. No additional VLTs at the Saratoga thoroughbred racetrack are being considered due to the existence of VLTs at the Saratoga harness racetrack. VLTs at Belmont would require additional state legislation which will reportedly be introduced by Republican legislators in 2009. In addition, one state senator has authored a bill to permit electronic or computerized versions of virtually any casino game to be legalized at the state’s racinos, including blackjack, craps and roulette.

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

Massachusetts

In October 2007, Governor Deval Patrick filed legislation calling for the award of licenses for three major gaming facilities to be built in the western, southeastern and metropolitan Boston areas of the state. Various groups have expressed interest in constructing and operating these facilities, including the Authority, which has proposed plans to develop a facility on leased land in Palmer, Massachusetts, in the western portion of the state. A partnership with a federally recognized, eligible Massachusetts tribe was identified as one of the criteria to be used to assess proposals. In March 2008, the Massachusetts House of Representatives defeated Governor Patrick’s casino proposal bill by a vote of 108 to 46. It has been reported that similar proposals are expected to be introduced in the next legislative session, which begins in January 2009. In November 2008, voters in Massachusetts passed a ban on all greyhound racing in the state, effective January 1, 2010.

The Aquinnah Wampanoag Tribe of Gay Head, Massachusetts, located on the island of Martha’s Vineyard, is one of two federally recognized Indian tribes in the State of Massachusetts. The Aquinnah Wampanoag Tribe is currently subject to certain restrictions with respect to gaming, including gaming on its existing reservation on Martha’s Vineyard, but has announced plans to consider gaming in the state. The tribe would have preference under the Governor’s state gaming proposal and has announced a partnership with the Seneca Nation of New York to pursue gaming in the State of Massachusetts.

The Mashpee Wampanoag Tribe, the other federally recognized Indian tribe in the State of Massachusetts, is proceeding with plans for a proposed $1.0 billion casino and 1,500-room hotel project on what would be a portion of the tribe’s initial reservation in Middleboro. Plans for the Middleboro gaming facility include a 240,000 square-foot casino, three or four stories in height, with an adjoining 15 to 18 story-hotel, and a draft environmental impact study is reportedly close to being published for comment. In September 2008, the tribe reportedly asked the Governor to commence formal compact negotiations to permit full casino gaming at the site, if taken into trust for the tribe by the United States.

A number of other petitions for federal recognition are pending in the State of Massachusetts, but even if these petitions are ultimately successful, we believe final recognition would, at the earliest, be several years away.

New Jersey

In the State of New Jersey, Mohegan Sun primarily competes with casinos located in Atlantic City for overnight patrons. The Atlantic City gaming market currently contains twelve casino properties, with a total of approximately 14,000 hotel rooms and 1.4 million square feet of gaming space, containing approximately 42,000 slot machines and 1,400 table games.

Several proposed developments and expansions of casino, hotel, retail and entertainment space have also commenced or have been completed in Atlantic City while others have been suspended, delayed or cancelled in recent months due to adverse economic conditions. Some of these recent projects and status changes include:

•

The Borgata Hotel Casino & Spa, a casino resort complex completed in 2003, has expanded in two phases since its opening. The first phase of the Borgata expansion was completed in June 2006 and featured several new restaurants, a food court, 500 slot machines, 45 table games, an 85-table poker room and a new nightclub. The second phase of the Borgata expansion was completed in June 2008 with the opening of a new 43-story hotel tower, the Water Club. The combined Borgata facility reportedly now features approximately 2,800 rooms and suites, 161,000 square feet of gaming space, 4,100 slot machines and 200 table games.

•

In July 2006, Morgan Stanley purchased a 20-acre site located on the Atlantic City Boardwalk for $74.0 million. Morgan Stanley subsequently hired Revel Entertainment Group to build a $2.0 billion casino resort on this parcel to be adjacent to the Showboat, owned by Harrah’s Entertainment, Inc. According to published reports, construction has been progressing at the site on a staggered schedule, and the facility is expected to open in the summer of 2010.

•	In September 2006, Wallace Barr, former Chief Executive Officer of Caesar’s Entertainment, Inc., and Curtis Bashaw, former Executive Director of the New Jersey Casino Reinvestment Development

Authority, began developing an 11-acre site on the southern edge of the Atlantic City Boardwalk for a $1.0 billion casino to be opened in 2012, tentatively called the Gateway Project. Reports indicate construction has been postponed indefinitely.

•

In November 2006, the Sands Atlantic City Hotel and Casino, or Sands, was closed following the purchase of its owner by Pinnacle Entertainment, Inc. The facility was subsequently demolished in October 2007. In February 2008, the owner announced a delay in plans for a new $2.0 billion resort on the site because of financing concerns.

•

In October 2007, MGM Mirage, Inc., announced a $5.0 billion plan to build a three-tower, 3,000-room casino resort, MGM Grand Atlantic City, in a joint venture with Boyd Gaming Corporation on a 72-acre site located next to the Borgata. Originally scheduled to open in 2012 with the largest casino floor in Atlantic City (approximately 5,000 slot machines, 200 table games and a poker room), additional development work has been suspended indefinitely, according to published reports.

•

In March 2008, Harrah’s Entertainment, Inc. opened its new 44-story, 960-room Waterfront Tower, which represents the final phase of a $550.0 million expansion at Harrah’s Marina. It has been reported that the Waterfront Tower increases Harrah’s Marina hotel room capacity by nearly 60.0%, to 2,590 guest rooms and suites.

•

In April 2008, the city council in Atlantic City gave final approval to an extended ban on smoking that will prohibit smoking on all casino gaming floors effective October 15, 2008. The ban was in effect for only one week in October before the city council suspended it, due to economic concerns, for at least one year.

•

In May 2008, Trump Entertainment Resorts, Inc., announced the sale of one of its three Atlantic City properties, Trump Marina Hotel Casino, for $316.0 million to an affiliate of Coastal Development, LLC, headed by Richard Fields, and the resolution of an unrelated four-year lawsuit involving development of properties with the Seminole Tribe of Florida. The property is expected to be re-branded as a “Margaritaville” casino, which has an association with entertainer, Jimmy Buffett.

•

Tropicana Entertainment, LLC, the parent company of the Tropicana Casino and Resort, filed for bankruptcy on May 5, 2008. In September 2008, state casino regulators chose the Cordish Company as the recommended bidder to purchase the Tropicana Casino and Resort, whose former owners had their casino license revoked in December 2007. The Cordish Company is expected to invest an additional $100.0 million for upgrades to the facility.

•	In September 2008, the Trump Taj Mahal completed its $255.0 million hotel expansion with the addition of a 786-room tower dubbed the Chairman’s Tower.

There are no federally recognized Indian tribes in the State of New Jersey; however, at least one state tribe, the Unalachtigo Band of the Nanticoke Lenni Lenape Nation, is reportedly seeking federal recognition and possible casino gaming. In addition, the New Jersey State Legislature has considered adding slot machines or VLTs at state racetracks.

Maine

Currently, no full-scale casino gaming operations are allowed in the State of Maine other than one cruise boat, which operates out of Maine, but provides casino gaming off-shore. There are four federally recognized Indian tribes in the state, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town, in east central Maine. The Penobscot Tribe and the Passamaquoddy Tribe are attempting to gain approval for full-scale casino operations at various locations in the state; however, to date these efforts have been unsuccessful. In the 2008 legislative session, the state legislature approved a bill to allow 100 slot machines on the Penobscot Tribe’s reservation, but that bill was vetoed by the Governor. None of the other federally recognized Indian tribes in the state have negotiated a tribal-state compact or taken any other significant steps towards developing casino operations.

Penn National Gaming, Inc. operates 1,000 slot machines and a six-story hotel at the Hollywood Slots Hotel and Raceway in Bangor.

In November 2007, Maine voters rejected a proposal by the Passamaquoddy Tribe to build a racetrack, high stakes bingo parlor, hotel and casino on 700 acres in Calais, along the St. Croix River bordering New Brunswick, Canada. The facility reportedly would have offered 1,500 slot machines. In November 2008, state voters rejected a non-tribal development proposed by Olympia Gaming for a $184 million casino with 1,500 slots, a 300-room hotel and conference center in the town of Oxford in Oxford County.

New Hampshire

Currently, no casinos are allowed in the State of New Hampshire nor are there any significant initiatives currently underway to legalize full commercial casino gaming in the state. In past years, a number of legislative initiatives to expand legalized gambling activities in the State of New Hampshire have been defeated. The owners of Rockingham Park in Salem and Millennium Gaming of Las Vegas, which owns an option to purchase the former thoroughbred and current harness racing and simulcasting facility, is expected to push for legislation in the next year to allow up to 3,000 VLTs at Rockingham Park, approximately one-hour north of Boston, and additional VLTs at greyhound tracks at Hinsdale, Seabrook and Belmont. There are no federally recognized Indian tribes in the state and no announced petitions for recognition pending.

Vermont

Currently, no casinos are allowed in the State of Vermont nor are there any significant initiatives currently underway to legalize commercial casino gaming in the state. There are no federally recognized Indian tribes in the state. In June 2007, the BIA issued a final determination rejecting a petition for federal recognition from the St. Francis/Sokoki Band of Abenakis in Swanton. In October 2007, the BIA dismissed as untimely, the tribe’s request for reconsideration of that final determination.

Pocono Downs

The following is an assessment of the competitive prospects in Pennsylvania and the northeastern United States affecting Pocono Downs:

In July 2004, Pennsylvania Governor Ed Rendell signed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, permitting up to 61,000 slot machines at 14 locations throughout the state. The Pennsylvania Gaming Act authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities. Each of the facilities may initially install up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the Pennsylvania Gaming Control Board, or PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The Pennsylvania Gaming Act also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a stand-alone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs.

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

The PGCB has awarded conditional Category Two slot machine licenses for five stand-alone slot facilities, two of which are located in Philadelphia and one of which is located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our Pocono Downs operations, are as follows:

•

Mount Airy, LLC, was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. In October 2007, Mount Airy, LLC, opened its $412.0 million Mount Airy Resort and Casino, which includes approximately 2,300 slot machines. In November 2007, the facility introduced a 188-room hotel. Due to economic conditions, in early 2008 Mount Airy, LLC announced that it will eliminate plans for the expansion of slot machines, hotel rooms, additional restaurants, conference space, spa, pools, retail shops and additional parking at the facility.

•

Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group had previously announced plans for a $630.0 million Phase I project that would offer 3,000 slot machines, a 300-room hotel, retail shops and restaurants to the public by the spring of 2009 and a future expansion that would increase the total number of slot machines to 5,000 by late 2009. Plans for the hotel, retail shops and restaurants affiliated with the casino facility have been suspended indefinitely by Sands Bethworks Gaming. Instead, Sands Bethworks Gaming has announced that it will proceed with only the casino portion of the project, with construction expected to be completed by mid 2009.

In addition to the other slot facilities in Pennsylvania, including a proposed facility in Philadelphia being developed by Foxwoods Development, Pocono Downs faces competition from a VLT gaming facility at Monticello Raceway in Monticello, New York and its intended replacement under construction in Kiamesha Lake in the Catskills, and also from any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also faces competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs, which features a racetrack and gaming floor with 750 VLTs. In November 2008, Maryland voters passed a referendum authorizing state-licensed slot operations in that state, expected in 2011.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council are elected on a staggered term basis. Effective with the elections for the Council of Elders held in October 2004 and 2006, members of the Council of Elders serve four-year terms. Accordingly, the terms for four members of the Council of Elders expired in October 2008 and the remaining three members will expire in October 2010. Likewise, effective with the elections for the Tribal Council members held in August 2005 and 2007, members of the Tribal Council also serve four-year terms. The terms for five members of the Tribal Council will expire in October 2009 and the remaining four members will expire in October 2011. Members of the Tribal Council must be at least 21 when elected, and members of the Council of Elders must be at least 55 when elected. The members of the Tribal Council also serve as members on our Management Board.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 58. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey has also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 78. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England School, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 57. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 68. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C. from 1967-2003. Judge Wilson has also served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Workers’ Compensation Department

Effective September 1, 2004, the Tribal Council established a Workers’ Compensation Department that oversees a self-administered workers’ compensation program for employees of the Tribe and us. Prior to the formation of this department, we participated in the State of Connecticut workers’ compensation program. Duties of the Workers’ Compensation Department, including judgment on claims, are performed by two commissioners employed by the Tribe.

Below is a description of certain information regarding the commissioners serving in the Workers’ Compensation Department:

Giancarlo Rossi, Chief Commissioner. Mr. Rossi was appointed Chief Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers’ compensation experience in Connecticut.

Louis M. Pacelli, Commissioner. Mr. Pacelli was appointed Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers’ compensation matters, for over 20 years in Connecticut.

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

Government Regulation

General

Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. Our operations at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting and slot machine gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors.”

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

In connection with some of our contractual arrangements, including our outstanding indebtedness, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and to the extent applicable, the Pocono Downs entities, WTG, MTGA Gaming and certain other of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).

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

Additionally, the NIGC established the Minimum Internal Control Standards, or MICS, that require each gaming tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000. We established and implemented tribal MICS on February 4, 2000. As of September 30, 2008, we believe we were in material compliance with the tribal MICS.

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

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. The Connecticut Attorney General has issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, the United States Court of Appeals for the Second Circuit has held, in a case brought by the Mashantucket Pequot Tribe, that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

Possible Changes in Federal Law

Several bills have been introduced in the United States Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.

Pennsylvania Racing Regulation

Our harness racing operations at the Pocono Downs entities are subject to extensive regulation under the Pennsylvania Racing Act. Under that law, the Pennsylvania Harness Racing Commission, or Harness Racing Commission, is responsible for, among other things:

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

Pennsylvania Gaming Regulations

Our slot machine operations at Pocono Downs are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, the PGCB is responsible for, among other things:

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

As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of gaming and its freedom from inappropriate or criminal influences. The PGCB has broad authority to regulate in the best interests of gaming and may, to that end, disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission on applicable gaming matters for a variety of reasons. In addition, while many of the regulations issued by the PGCB are temporary in nature, the PGCB is revising and issuing permanent regulations which can deviate from the previously issued temporary regulations. Evaluation of these permanent regulations is still ongoing, while the regulations are being developed and implemented.

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

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land in Connecticut. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the Mashantucket Pequot Tribe in Connecticut and provide, among other things, as follows:

(1) The Tribe is authorized to conduct on its reservation those Class III gaming activities specifically enumerated in the Mohegan Compact or amendments thereto. The forms of Class III gaming authorized under the Mohegan Compact include: (a) specific types of games of chance; (b) video facsimiles of such authorized games of chance (i.e., slot machines); (c) off-track pari-mutuel betting on animal races; (d) pari-mutuel betting, through simulcasting, on animal races; and (e) certain other types of pari-mutuel betting on games and races conducted at the gaming facility (some types currently are together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

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

In May 1994, the Tribe and the State of Connecticut entered into a memorandum of understanding, or MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the slot win contribution. For each 12-month period commencing July 1, 1995, the slot win contribution shall be the lesser of: (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. The slot win contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operations consented to by the Tribe and the Mashantucket Pequot Tribe.

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

Use of Leased Property

We may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by us may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on our interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations provided; however, that a non-Indian holder of the leased property may not conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgagees

We may not mortgage, pledge or otherwise encumber our leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing our obligations under our credit facility granted by us that provides, among other things, that: (1) the Tribe will have the right to notice of, and to cure, any default by us; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided in the lease, each holder of a permitted mortgage has the right to notice of any default by us under the lease and the opportunity to cure such default within any applicable cure period.

Default Remedies

We will be in default under the lease if, subject to the notice provisions, we fail to make lease payments or to comply with our covenants under the lease or if we pledge, encumber or convey our interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the United States Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In that case, the Tribe may not: (1) terminate the lease or our right to possession of the leased property; (2) exercise any right of re-entry; (3) take possession of and/or relet the leased property or any portion thereof; or (4) enforce any other right or remedy which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default which such holder failed to cure after notice.

Priority Distribution Agreement with the Tribe

On August 1, 2001, we entered into a priority distribution agreement with the Tribe, which obligates us to make monthly payments to the Tribe to the extent of our net cash flows, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, also clarifies and records the terms pursuant to which we made such payments to the Tribe prior to the effective date of the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligation to make payments for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under our bank credit facility. See “Certain Indebtedness Bank Credit Facility.” The monthly payments under the priority distribution agreement are our limited obligations payable only to the extent of our net cash flows and are not secured by a lien or encumbrance on any of our assets or property.

Relinquishment Agreement with Trading Cove Associates

General

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA, under which we and TCA agreed to terminate a then-existing management agreement with TCA. This termination occurred on December 31, 1999. On January 1, 2000, we assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, we agreed to pay to TCA 5% of revenues, as defined in the relinquishment agreement, generated by Mohegan Sun during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

Relinquishment Payments

The payments under the relinquishment agreement are divided into senior relinquishment payments and junior relinquishment payments, each of which are 2.5% of revenues (as defined in the relinquishment agreement). Senior relinquishment payments are payable quarterly in arrears and commenced on April 25, 2000, and the junior relinquishment payments are payable semi-annually in arrears and commenced on July 25, 2000. Under the relinquishment agreement, revenues are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the Mohegan Sun Arena and convention center and, all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires, and proceeds of business interruption insurance) derived directly or indirectly from the facilities (as such term is defined in the relinquishment agreement). Under the relinquishment agreement, the definition of revenues excludes revenues generated from certain expansion areas of Mohegan Sun, such as the Casino of the Wind, as such areas do not constitute “facilities” as defined under the relinquishment agreement. Accordingly, revenues generated from such areas are not subject to the relinquishment agreement.

Subordination of Relinquishment Payments/Priority Distribution to the Tribe

The relinquishment agreement provides that each of the senior and junior relinquishment payments are subordinated in right to payment of senior secured obligations, which includes our bank credit facility and capital lease obligations, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations, including our senior notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined in the relinquishment agreement, from us to the Tribe to the extent then due.

Trademarks

In connection with the relinquishment agreement, TCA granted us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights including the “Mohegan Sun” name, used at or developed for Mohegan Sun. We capitalized $130.0 million of the relinquishment liability in connection with the trademark value of the Mohegan Sun brand name.

Pocono Downs Purchase Agreement

In October 2004, we entered into a purchase agreement with a subsidiary of Penn National Gaming, Inc., pursuant to which we acquired the Pocono Downs entities for approximately $280.0 million. In August 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We have received the $7.0 million installments due in November 2007 and 2008.

Management and Development Agreements with Other Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3.0% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24.0% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Tribe, and MKGA regarding the Menominee Project. Terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain the proposed casino and destination resort to be located in Kenosha, Wisconsin, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project.

In March 2007, WTG was formed to participate in the development of the Menominee Project. WTG consists of two members, our wholly-owned subsidiary, MVW, which holds an 85.40% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, MV, which holds the remaining 14.60% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin. The management agreement is subject to approval by the NIGC.

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

Bank Credit Facility

In March 2007, we entered into a bank credit facility providing for up to $1.0 billion in borrowing capacity, including a $250.0 million increase option, from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. This bank credit facility replaced our prior bank credit facility. The five-year senior secured revolving credit facility included a $300.0 million term loan conversion provision which was triggered upon the initial accumulation of $300.0 million in total borrowings on the bank credit facility on August 15, 2008. The term loan requires principal payments in quarterly installments of $750,000 beginning December 31, 2008 through the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of September 30, 2008, the amount under letters of credit issued pursuant to the bank credit facility totaled $7.2 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of the term loan and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $692.8 million of borrowing capacity under the bank credit facility as of September 30, 2008, without taking into account covenants under the bank credit facility and the amended bank credit facility, the line of credit and note indentures. Considering restrictive financial covenants under our bank credit facility and note indentures, the amount available for borrowings approximated $85.0 million under the bank credit facility as of September 30, 2008.

In February 2008, we received requisite consent from our lenders to Amendment No. 1 to the bank credit facility. Amendment No. 1, among other things, provided for increases in the permitted capital expenditures for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.375%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.625%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2008, we had a $300.0 million Eurodollar rate loan and no base rate loan outstanding. The Eurodollar rate loan outstanding at September 30, 2008 was based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.125%. The Applicable Rate for commitment fees was 0.300% as of September 30, 2008.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures that we have sufficient liquidity under our bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures.

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

As of September 30, 2008, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

On December 10, 2008, we amended and restated our bank credit facility following the suspension of Project Horizon. Among other things, the amended bank credit facility reduced the overall size of the credit facility from $1.0 billion to $850.0 million, reduced the term loan from $300.0 million to $150.0 million and reduced the increase option from $250.0 million to $150.0 million. Factoring in the reduction in the size of our bank credit facility from $1.0 billion to $850.0 million, our borrowing capacity effectively was reduced to approximately $542.8 million under the amended bank credit facility from approximately $692.8 million under the bank credit facility as of September 30, 2008, without taking into account covenants under the bank credit facility and amended bank credit facility, as applicable, and note indentures. Pursuant to the amendment, we also obtained the right to use proceeds from the amended bank credit facility to repay our 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009, which is our current intention.

2005 6 1/8% Senior Notes

In February 2005, we issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 Senior Notes. The net proceeds from this financing were used to repay amounts outstanding under the prior bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations, which are effectively subordinated to all of our existing and future senior secured indebtedness, including the bank credit facility. The 2005 Senior Notes rank equally in right of payment with 50% of our payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes.

2001 8 3/8% Senior Subordinated Notes

In July 2001, we issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum, or the 2001 Senior Subordinated Notes. The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2008.

2002 8% Senior Subordinated Notes

In February 2002, we issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum, or the 2002 Senior Subordinated Notes. The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated

Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes.

2003 6 3/8% Senior Subordinated Notes

In July 2003, we issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum, or the 2003 Senior Subordinated Notes. The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.750% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. We have the option of repaying the 2003 Senior Subordinated Notes at maturity with proceeds from the amended bank credit facility as described above. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS No. 6”), we have classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on our intent and ability to refinance this debt on a long-term basis through the use of proceeds from the amended bank credit facility. The 2003 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes.

2004 7 1/8% Senior Subordinated Notes

In August 2004, we issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum, or the 2004 Senior Subordinated Notes. The net proceeds from this financing, together with $130.0 million of availability under the prior bank credit facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes.

2005 6 7/8% Senior Subordinated Notes

In February 2005, we issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 Senior Subordinated Notes. The net proceeds from this financing were used to repay amounts outstanding under the prior bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of our payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2008, both we and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC, or the membership agreement. The membership agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the Membership Agreement.

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from us, and issued a promissory note to the WNBA, or the WNBA note, for $8.0 million. The WNBA note accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. We guaranteed the obligations of MBC under the WNBA note. Pursuant to the WNBA note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA note. The WNBA note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2008, the principal balance outstanding on the WNBA note was $3.0 million.

Line of Credit

We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. As of September 30, 2008, we had $2.9 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 2.486% plus an Applicable Margin of 1.775%. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2008, we were in compliance with all covenant requirements in the line of credit and had $22.1 million of borrowing capacity thereunder.

Letters of Credit

As of September 30, 2008, we maintained five uncollateralized letters of credit, three of which we maintained to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which related to road work at the Pocono Downs entities. The letters of credit expire on various dates from January 2009 through September 2009, subject to renewals. As of September 30, 2008, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, or the Salishan credit facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.250% for base rate loans and an Applicable Rate, as defined in the Salishan credit facility, of 2.250% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.500%. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility are also guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2008, Salishan-Mohegan had $21.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2008 were comprised of: (1) a $17.8 million loan based on a one-month Eurodollar rate of 3.709% plus an Applicable Rate of 2.250%; (2) a $2.2 million loan based on a one-month Eurodollar rate of 2.488% plus an Applicable Rate of 2.250%; and (3) a $1.0 million loan based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.250%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2008. As of September 30, 2008, Salishan-Mohegan had $4.0 million of borrowing capacity under the Salishan credit facility.

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

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2008, 2007 and 2006, any material costs related to compliance with environmental requirements with respect to the Mohegan

Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several environmental conditions at Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of July 2008, Downs Racing has completed its remediation project and by all indications, remediation measures are functioning appropriately. In addition, in the summer of 2008, Pocono Downs was contacted by the Pennsylvania Department of Environmental Protection, or PA DEP, with regard to operation of its horseracing facility. Specifically, the PA DEP indicated that Pocono Downs would have to acquire permits, as well as follow accepted procedures, with regard to the management of the manure produced by the large volume of horses at the facility. The purpose of these measures is to ensure that there is no environmental contamination from associated runoff into streams and other ground water that would cause environmental issues. Pocono Downs is currently completing the permitting process through the PA DEP and will be advised as to what additional measures, if any, it must take with regard to the operation of its horseracing facility within the appropriate environmental standards.

Employees and Labor Relations

As of September 30, 2008, the Connecticut entities employed approximately 8,400 full-time employees and 1,900 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2008, the Pocono Downs entities employed approximately 1,100 full-time employees and 175 part-time and on-call employees. Certain of our Pocono Downs employees are represented under collective bargaining agreements between Downs Racing, the International Union of Operating Engineers Local Union 542C (“Local Union 542C”) and Teamsters Local No. 401 (“Local No. 401”). The agreement with Local Union 542C expires on March 31, 2010 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2012 and relates to truck drivers and maintenance employees.

Item 1A. Risk Factors.

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

Risks Related to Our Business

Our substantial indebtedness could affect our financial condition adversely.

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2008, we had outstanding debt totaling $1.55 billion.

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

Our failure to generate sufficient cash flows could prevent us from fulfilling our debt service obligations.

Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future. This, to a certain extent, is subject to financial, economic, political, competitive regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us under our bank credit facility, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness.

In addition, the term loan under our amended bank credit facility requires principal payments in quarterly installments of $750,000 beginning December 31, 2008 through June 30, 2010. If we have not repaid the term loan in full prior to June 30, 2010, principal payments under the amended bank credit facility will increase to $30.0 million per quarter beginning June 30, 2010, with a continuing automatic and permanent reduction of the revolver by such amount after payment in full of the term loan. If we are unable or fail to repay the term loan in full prior to such date, we will experience a significant accelerated decrease in liquidity under the amended bank credit facility, and we may be unable to meet our debt service obligations thereunder.

We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity thereof. Our access to financing depends on the willingness of banks to lend to us, our credit rating and conditions in the capital markets in general. We cannot assure you that we will be able to obtain debt for refinancing or to fund our growth, or that financing options available to us will be on favorable or acceptable terms. We may have to adopt one or more alternative strategies, such as reducing or delaying planned capital expenditures, disposing of some of our assets and/or seeking to restructure some or all of our debt. These financing strategies may not be affected on satisfactory terms, if at all.

There is also a risk that the banks that participate in our bank credit facility may not be able to perform when we request additional funds to be advanced to us under the amended bank credit facility. If funds are not available to be drawn under the terms of the amended bank credit facility, we may not be able to secure additional financing.

Our diversification efforts may not be successful.

We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in the states of Washington (Cowlitz Project) and Wisconsin (Menominee Project) and in the Commonwealth of Massachusetts, and we are currently exploring other potential opportunities. Each of these efforts requires various levels of regulatory approval prior to development of the proposed projects, and a failure to achieve any of these approvals may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.

An entity’s ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming.

Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, and to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming, each have sovereign immunity and may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted, as applicable, in connection with some of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, an entity could be precluded from judicially enforcing their rights and remedies. With limited exceptions, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs entities, WTG and MTGA Gaming have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, an entity may not have any remedy against us, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs entities, WTG or MTGA Gaming for violations of federal securities laws.

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

We, the Tribe and our wholly owned subsidiaries may not be subject to the federal bankruptcy laws. No assurance can be given that, if an event of default occurs, a forum will be available to creditors other than the

Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of Tribal law with respect to bankruptcy or insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land.

Restrictions contained in our bank credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.

Our bank credit facility, as amended, and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

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

The bank credit facility also requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined in the bank credit facility. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our obligations.

Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of all then-outstanding amounts of such debt and an inability to make debt service payments.

A further downturn in the regional economy could impact our financial performance negatively.

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

The ongoing economic weakness in the regional markets in which our businesses operate, and in the national economy in general, has negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Pocono Downs. If these conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.

The loss of a key management member could have a material adverse effect on us, Mohegan Sun and the Pocono Downs entities.

Our success depends in large part on the continued service of key management personnel, particularly Mitchell Grossinger Etess, Chief Executive Officer of the Authority and Chief Executive Officer and President of Mohegan Sun, Jeffrey E. Hartmann, Chief Operating Officer of the Authority and Executive Vice President and Chief Operating Officer of Mohegan Sun, Leo M. Chupaska, Chief Financial Officer of the Authority, and Robert J. Soper, President and Chief Executive Officer of the Pocono Downs entities. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel are currently retained pursuant to employment agreements.

We may be subject to a material environmental liability as a result of possible incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

Our properties and operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the clean-up of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could cause us to incur substantial costs, including clean-up costs, fines and penalties, investments to retrofit or upgrade our facilities and programs, or could affect our operations.

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

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that work, we identified several environmental conditions at the Pocono Downs facility for which corrective actions are necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of July 2008, Downs Racing has completed its remediation project and by all indications, remediation measures are functioning appropriately. In addition, in the summer of 2008, Pocono Downs was contacted by the PA DEP with regard to operation of its horseracing facility. Specifically, the PA DEP indicated that Pocono Downs would have to acquire permits, as well as follow accepted procedures, with regard to the management of the manure produced by the large volume of horses at the facility. The purpose of these measures is to ensure that there is no environmental contamination from associated runoff into streams and other ground water that would cause environmental issues. Pocono Downs is currently completing the permitting process through the PA DEP and will be advised as to what additional measures, if any, it must take with regard to the operation of its horseracing facility within the appropriate environmental standards.

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

Risks Related to Mohegan Sun

The following summarizes the material risks we face as a result of existing and potential competition that may affect our results of operations at Mohegan Sun. A more extensive discussion of the competitive landscape affecting Mohegan Sun can be found under “Market and Competition from Other Gaming Operations.” In addition, our harness racing and slot machine operations at Pocono Downs are subject to competition in Pennsylvania and southeastern New York, as described below under “—Risks Related to Our Pocono Downs Operations.”

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

On May 17, 2008, MGM Grand at Foxwoods opened, reportedly adding 825 hotel rooms, 1,444 slot machines, 53 table games, and additional retail, entertainment, parking, meeting and convention facilities to Foxwoods, at a cost of approximately $700.0 million. The new hotel and casino is owned and operated by the Mashantucket Pequot Tribe, with marketing and other services available under license from MGM Mirage.

In addition to Foxwoods, we also face competition from existing casinos and other gaming operations elsewhere in our market areas.

Since the completion of Project Sunburst in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun also now competes directly for customers with resort casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun and may benefit from available mass transit options. Moreover, several Atlantic City properties have completed or are undergoing renovation and expansion, which could make them more attractive destinations and divert potential customers from Mohegan Sun.

Mohegan Sun also currently faces competition from several casinos and gaming facilities located on Indian tribal lands in New York, and from racetracks and other facilities in New York and Rhode Island that operate video gaming machines. New York has six federally recognized Indian tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. The St. Regis Mohawk Tribe has a pending land-into-trust application with the Bureau of Indian Affairs, which, if approved, would allow for the conversion of approximately 29 acres at the Monticello Raceway in Monticello, New York into a tribal-owned casino. In addition to these three tribes, other Indian tribes have been pursuing potential casino projects, which, if completed, will add significant casino space and hotel rooms to the northeastern United States gaming market. In addition, eight thoroughbred and harness racetracks located in various parts of the state of New York, including Yonkers Raceway in Yonkers, currently operate an aggregate of approximately 13,000 video gaming machines, with additional facilities under development at Aqueduct Raceway in Queens and under consideration for Belmont Park in Nassau County. Two facilities located in Rhode Island operate an aggregate of approximately 6,200 video gaming machines.

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

In addition, a number of states, including Maine, Massachusetts, Rhode Island, New York and Maryland, have considered or are considering legalization of one or more forms of commercial casino gaming by non-Indians in one or more locations. Based on internal analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by other federally recognized Indian tribes, individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenue and operating results that could adversely affect our cash flows.

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

We depend on the revenue generated from the hotel at Mohegan Sun, together with the revenue generated from the other portions of Mohegan Sun, to meet our debt obligations and fund our operations. Revenue generated from the operation of the hotel is subject primarily to conditions affecting our gaming operations, but is also subject to the lodging industry in general, and as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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

The ongoing economic weakness in the regional markets in which our businesses operate, and in the national economy in general, has had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel’s financial performance and results of operations.

Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our debt service obligations.

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined in the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2008, we paid $76.1 million in relinquishment payments.

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

Our construction, renovation and expansion projects may face significant inherent risks that could adversely affect our financial condition.

Construction costs and completion dates for our construction, renovation and expansion projects are based on budgets, design documents and schedule estimates prepared with the assistance of architects, contractors and consultants. Such projects are inherently subject to significant development and construction risks, which could cause unanticipated cost increases. These include the following:

•	escalation of construction costs above anticipated amounts;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters;

•	labor disputes; and

•	geological, construction, demolition, excavation and/or equipment problems.

Furthermore, although construction activities may be planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt our current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that our construction, renovation or expansion projects will not have a material adverse effect on our results of operations.

We may suspend or elect not to proceed with our construction, renovation or expansion projects once they have been undertaken, resulting in charges that could adversely affect our financial condition.

In connection with any of our construction, renovation or expansion projects, we may suspend, elect not to proceed with or fail to complete such projects once they have been undertaken. In such case, we may be required to carry assets on our balance sheet for suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful for terminated projects. In addition, our agreements or arrangements with third parties relating to the suspension or termination of such projects could cause us to incur additional fees and costs. Our suspension of, election not to proceed with, or failure to complete construction, renovation or expansion projects may result in adverse effects to our financial condition.

On September 22, 2008, we announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion of Project Horizon as a result of the ongoing national economic recession. We have also announced that we intend to re-evaluate the feasibility of such elements in approximately 12 months. We can provide no assurances, however, that construction of these elements of Project Horizon will resume at such time, or at all, or the effects that such delay will have on our business, operations or financial condition. As of September 30, 2008, we had incurred approximately $58.0 million for the Earth Expansion relating to the excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work performed. We may incur additional expenses relating to the suspension for the termination of construction-related employees, obsolescence of project materials purchased and termination of third party agreements and construction insurance for the project. We can provide no assurances that any actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will commence when anticipated.

The risks associated with operating an expanded facility and managing its growth could have a material adverse effect on Mohegan Sun’s future performance.

With the opening of the Casino of the Wind and Sunrise Square, and when and if the remainder of Project Horizon is completed, we will have a larger amount of gaming space, more entertainment venues and retail space, as well as a new hotel. There can be no assurance that the Authority will be successful in integrating the new amenities into Mohegan Sun’s current operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on the Authority’s results of operations and its ability to meet its debt service obligations with respect to its outstanding indebtedness.

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

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, we, the Tribe and certain of our subsidiaries are not subject to federal income taxes. However, we cannot assure you that the United States Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

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

Risks Related Pocono Downs

The adoption of modifications to the Pennsylvania Gaming Act could result in changes to the rules and regulations under which gaming is conducted in the Commonwealth, which in turn could negatively impact our operations and expected profitability.

It has been reported that there may be attempts to amend the Pennsylvania Gaming Act in future legislative sessions. As with any gaming operation, changes in applicable laws or regulations could limit or materially affect the types of gaming we may conduct or the services we may provide, at Pocono Downs. In addition, several legal challenges have been filed in both state and federal court challenging various provisions of the Pennsylvania Gaming Act. If any legislation or legal challenges were to succeed, our ability to continue to operate a gaming site at Pocono Downs could be adversely affected.

If Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows to fulfill our debt service obligations relating to the acquisition and our development activities.

In July 2004, Pennsylvania Governor Ed Rendell signed the Pennsylvania Gaming Act, permitting up to 61,000 slot machines at 14 locations throughout the state. The Pennsylvania Gaming Act authorized slot machines at seven harness and thoroughbred racetracks, and five stand-alone slot facilities.

The PGCB has awarded conditional slot machine licenses to two facilities which are located closer to Pocono Downs and are more likely than the other licensed slot operations to have an impact on our Pocono Downs operations. These two facilities are:

•

Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. In October 2007, Mount Airy, LLC opened its $412.0 million Mount Airy Resort and Casino, which includes approximately 2,300 slot machines. In November 2007, the facility introduced a 188-room hotel. Due to economic conditions, in early 2008 Mount Airy, LLC announced that it will eliminate plans for the expansion of slot machines, hotel rooms, additional restaurants, conference space, spa, pools, retail shops and additional parking at the facility.

•

Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., owner of the Venetian Resort and Casino in Las Vegas, was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. The group had previously announced plans for a $630.0 million Phase I project that would offer 3,000 slot machines, a 300-room hotel, retail shops and restaurants to the public by the spring of 2009 and a future expansion that would increase the total number of slot machines to 5,000 by late 2009. Plans for the hotel, retail shops and restaurants affiliated with the casino facility have been suspended indefinitely by Sands Bethworks Gaming. Instead, Sands Bethworks Gaming has announced that it will proceed with only the casino portion of the project, with construction expected to be completed by mid 2009.

In addition to the other slot facilities in Pennsylvania, including a proposed facility in Philadelphia being developed by Foxwoods Development, Pocono Downs faces competition from a VLT gaming facility at Monticello Raceway in Monticello, New York and its intended replacement under construction in Kiamesha Lake in the Catskills and also from any full scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also faces competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs, which operates a racetrack and gaming floor with 750 VLTs. In November 2008, Maryland voters passed a referendum authorizing state-licensed slot operations in that state, expected in 2011.

We are uncertain of the impact these racetracks and planned commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Our operations of the Pocono Downs business subject us to regulation by the PGCB and Pennsylvania’s State Harness Racing Commission.

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

Under the Pennsylvania Gaming Act, the PGCB has broad authority to regulate gaming activities. Slot machine gaming is a new industry in Pennsylvania and many of the regulations issued by the PGCB to date are temporary in nature. PGCB is in the process of issuing permanent regulations to take the place of the temporary regulations previously issued. Evaluation of those regulations is currently underway as those sections are being revised and reissued. Such additional or permanent regulations could adversely affect our gaming operations at Pocono Downs.

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

We have entered into various lease agreements with the Tribe for properties adjacent to Mohegan Sun. The properties are used for providing access and/or parking for Mohegan Sun.

In connection with the purchase of the Pocono Downs entities, we acquired Pocono Downs, a harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania. The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Pocono Downs, the first slot machine facility in the Commonwealth of Pennsylvania, was opened at the Pocono Downs racetrack in November 2006. In addition, we also acquired the OTW facility located in Carbondale, Erie, which was subsequently sold to a third party in July 2007, and Lehigh Valley (Allentown), and we lease the East Stroudsburg and Hazleton facilities. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Salishan-Mohegan owns land in Clark County, Washington for the purposes of developing a casino to be owned by the Cowlitz Tribe. Mohegan Ventures-NW, one of three members in Salishan-Mohegan, is our wholly-owned subsidiary. The Mohegan Tribe is also a member of Salishan-Mohegan. The land shall be transferred to the Cowlitz Tribe or the United States upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being accepted to be taken into trust by the United States Department of the Interior.

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of

Pautipaug Country Club Inc., which included a golf course located in Sprague and Franklin, Connecticut. The club was renamed Mohegan Sun Country Club at Pautipaug and first opened under the ownership of Mohegan Golf in June 2007.

Item 3. Legal Proceedings.

We are a defendant in litigation incurred in our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

The selected financial data shown below for the fiscal years ended September 30, 2008, 2007 and 2006 and as of September 30, 2008 and 2007, have been derived from our consolidated financial statements included in this Form 10-K. The selected financial data shown below for the fiscal years ended September 30, 2005 and 2004 and as of September 30, 2006, 2005 and 2004 have been derived from our financial statements for those years, which are not included in this Form 10-K. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial and statistical data included in this Form 10-K. Amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2008	2007	2006		2005	2004
Operating Results:
Gross revenues	$1,707,738	$1,751,912	$1,547,971		$1,454,066	$1,367,933
Promotional allowances	(135,555)	(131,846)	(124,917)		(125,148)	(111,007)

Net revenues	$1,572,183	$1,620,066	$1,423,054		$1,328,918	$1,256,926

Income from operations (1)	$263,366	$292,568	$249,232		$139,136	$246,617
Total other expense (2)	(116,835)	(120,670)	(94,882	)(3)	(116,211)	(143,748	)(4)

Income from continuing operations before minority interests	146,531	171,898	154,350		22,925	102,869
Minority interests	2,729	648	420		514	18

Income from continuing operations	149,260	172,546	154,770		23,439	102,887
Total income from discontinued operations (5)	—	21	147		228	—

Net income	$149,260	$172,567	$154,917		$23,667	$102,887

Other Data:
Interest expense, net of capitalized interest	$93,793	$94,363	$90,928		$88,011	$78,970
Capital expenditures	$383,688	$162,195	$101,920		$50,991	$30,680
Net cash flows provided by operating activities	$173,091	$284,403	$254,260		$247,075	$214,805

Balance Sheet Data:
Total assets	$2,362,905	$2,079,977	$1,914,357		$1,856,868	$1,579,705
Long-term debt and capital lease obligations	$1,528,991	$1,276,109	$1,225,804		$1,226,348	$1,003,051

(1)	Total operating costs and expenses included in income from operations includes a non-cash relinquishment liability reassessment credit of $68.9 million for the fiscal year 2008 and non-cash relinquishment liability reassessment charges of $3.0 million, $39.4 million, $123.6 million and $3.9 million for the 2007, 2006, 2005 and 2004 fiscal years. A discussion of our accounting for the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

(2)	For the fiscal years ended September 30, 2008, 2007, 2006, 2005 and 2004, total other expense includes $27.1 million, $29.8 million, $30.7 million, $27.5 million and $29.9 million, respectively, for the accretion of discount to the relinquishment liability to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
(3)	Includes a non-cash gain of $24.5 million from a settlement on the Pocono Downs purchase agreement in August 2006. A discussion of this transaction may be found in Note 10 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
(4)	Includes a loss on extinguishment of debt of $34.1 million. This loss was comprised of a tender premium of $31.0 million, a write-off of unamortized debt issuance costs of $3.5 million and other transaction costs of approximately $1.1 million, offset by a net gain of $1.5 million from the recognition of the remaining net deferred gain on the sale of related derivative instruments.
(5)	A discussion of our accounting for discontinued operations may be found in Note 16 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K, Item I. Business and Item 6. Selected Financial Data.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own the Pocono Downs entities, or Pocono Downs, which operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York and approximately 100 miles from Boston, Massachusetts. In fiscal 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In August 2007 and August 2008, we completed the Sunrise Square and Casino of the Wind components of Project Horizon, respectively.

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2008, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including the Birches Bar & Grill, a 315-seat full-service restaurant and bar, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, the “Hong Kong” Street food outlet offering authentic Southeast Asian cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000 square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000 square-foot simulcasting race book facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, an 8,500 square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of September 30, 2008, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,500 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, lounge and pub, operated by a third party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	The Shops at Mohegan Sun containing 30 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite on the 36th floor;

•	an approximately 20,000 square-foot spa operated by a third party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third party.

Casino of the Wind

As of September 30, 2008, the Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 660 slot machines, 28 table games and a 42-table themed poker room; and

•	20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 12,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000 square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, initially was planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure and the Earth Expansion. As of September 30, 2008, two of the components, Sunrise Square and Casino of the Wind, had been completed.

Sunrise Square was completed in August 2007 at a cost of approximately $16.7 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” Street food outlet.

Casino of the Wind was completed in August 2008 at a cost of approximately $113.3 million. Casino of the Wind added approximately 45,000 square feet of gaming space, approximately 660 slot machines, 28 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of new dining and retail amenities.

As of September 30, 2008, we had incurred approximately $24.8 million for Property Infrastructure costs relating to additional surface parking lots, site development and road improvements on or adjacent to the property. We currently anticipate incurring an additional $14.3 million to complete the Property Infrastructure component. This component is anticipated to be completed in the third quarter of fiscal 2009.

On September 22, 2008, we announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon as a result of the ongoing national economic recession. We intend to re-evaluate the feasibility of the suspended elements in approximately 12 months. As of September 30, 2008, we had incurred approximately $58.0 million for the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We currently anticipate incurring an additional $69.5 million in connection with the Earth Expansion relating to the construction of the Earth guest connector and the retail podium, which will connect the Winter Parking Garage to the Casino of the Earth. The Earth Expansion also will incorporate renovated food and beverage facilities, including a burger restaurant, a family-style sit down pizzeria and a four-station quick-serve dining area, as well as 7,000 square feet of new retail space.

In addition, the construction of a 1,500-space parking garage that was anticipated to be built adjacent to the Earth Expansion was suspended. As of September 30, 2008, we had incurred approximately $3.8 million relating to the parking garage, and anticipate incurring an additional $1.2 million to complete improvements to the parking garage.

The revised costs for Project Horizon are currently estimated to be approximately $301.6 million, excluding capitalized interest. Revised costs include previous investments in the Property Infrastructure, Parking Garage and Earth Expansion. A breakdown of the costs is as follows:

•	$16.7 million for Sunrise Square

•	$113.3 million for Casino of the Wind

•	$39.1 million for Property Infrastructure

•	$5.0 million for restoration of the Winter Parking Garage

•	$127.5 million for the Earth Expansion

As of September 30, 2008, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $216.6 million. Remaining project costs are estimated to total approximately $85.0 million and are anticipated to be incurred in fiscal 2009.

Mohegan Basketball Club

In January 2003, we formed a wholly owned subsidiary, the Mohegan Basketball Club, LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and first opened under the ownership of Mohegan Golf in June 2007.

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

Downs Racing completed the 2008 harness racing season at Pocono Downs in September 2008 and will continue its harness racing activities when the 2009 racing season begins in the spring of 2009. Year round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. A state of the art, pari-mutuel simulcast facility at Pocono Downs opened in March 2006. Construction of a new paddock adjacent to the racetrack is currently underway and is expected to be completed for the 2009 racing season.

In August 2006, we entered into an amendment of the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We have received the $7.0 million installments due in November 2007 and 2008.

In September 2006, Downs Racing secured a permanent Category One slot machine license, which permits the installation and operation of up to 3,000 slot machines at Pocono Downs. Under certain conditions, Downs Racing may be permitted to install up to a total of 5,000 slot machines.

Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened in November 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million.

Pocono Downs opened Project Sunrise, Phase II of its gaming and entertainment facility, on July 17, 2008. The combined facility now includes approximately 2,500 slot machines, several dining options, including a

300-seat buffet and a quick-serve dining area, six retail outlets, three bars/lounges, additional parking and bus amenities. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. Construction also is currently underway to renovate additional areas of the Phase I facility. When completed, the renovated facility is anticipated to serve as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $199.0 million, excluding capitalized interest.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.00% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3.0% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24.0% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the BIA takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement for the Cowlitz Project site.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority, or MKGA. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a proposed casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.40% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.60% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

In January 2008, the BIA rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. The BIA also advised 11 other tribes that their applications were incomplete and would not be considered further. While no decision has been issued on the Menominee application, the BIA also issued a memorandum addressing its policy on applications for off-reservation gaming projects in January 2008, which stated that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. In November 2008, the United States Department of the Interior rejected the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court subsequently refused to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. While we expect to continue to support and pursue the Menominee Project, we believe, these actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As a result of we have fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project of $8.1 million and have written-off the related development rights intangible asset of $3.7 million.

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

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue new business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, holds a 49.00% membership interest in MG&H and the Tribe holds the remaining 51.00% membership interest. MG&H has formed a wholly owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. It is anticipated that certain of our and the Tribe’s future diversification efforts will be conducted, directly or indirectly, through MG&H and/or Mohegan Resorts. Mohegan Resorts is currently evaluating potential gaming opportunities in the Commonwealth of Massachusetts, and a wholly-owned subsidiary of Mohegan Resorts has entered into a ground lease for approximately 152 acres of land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in Massachusetts. A wholly-owned subsidiary of Mohegan Resorts was also a partner in an unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility to be located in the State of Kansas.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•

gaming revenues, which include revenues from slot machines, table games, keno, live harness racing at Pocono Downs and racebook operations, including pari-mutuel wagering revenues from our racebook operations at Mohegan Sun and our Pennsylvania OTW facilities;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from retail shops we manage, the Mohegan Sun Arena, MBC and Mohegan Golf.

Our largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from slot machines and table games at Mohegan Sun, as well as slot machines at Pocono Downs. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) winnings paid out, and (2) slot tickets issued. Pursuant to the Mohegan Compact and requirements of our Pennsylvania Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post this information on our website at www.mtga.com.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor, and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period, including free promotional slot plays issued to patrons, or the e-Bonus program. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

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

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenues that we receive pursuant to our rental lease agreements for The Shops at Mohegan Sun and tenants at Pocono Downs are recognized on a straight-line basis over the terms of the leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional allowances

We operate a program for our guests at Mohegan Sun and Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests, as applicable, based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun and Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third party facilities is charged to gaming expenses.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by us within Mohegan Sun and Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third party facilities is charged to gaming expenses.

Gaming expenses

Gaming expenses primarily include the portion of gross slot revenues which must be paid to the State of Connecticut and the PGCB, which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the slot win contribution from Mohegan Sun is the lesser of (a) 30.0% of gross slot revenues, or (b) the greater of (i) 25.0% of gross slot revenues, or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55.0% of gross slot revenues at Pocono Downs. In addition to this daily assessment, Downs Racing must pay to the PGCB, on an annual basis, amounts necessary to ensure that the city and municipality hosting Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third party tenant outlets.

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

Reassessment of relinquishment liability and accretion of discount to the relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues, as defined in the relinquishment agreement, generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS No. 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually in conjunction with our budgeting process, and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test and, if impairment occurs, the amount of impaired trademark must be written-off immediately.

Results of Operations

Summary Operating Results

As of September 30, 2008, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We therefore believe that we have two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut entities, and another, referred to as Pocono Downs, herein, comprised of the operations of the Pocono Downs entities. The two operating segments are also separate reportable segments due to the differing nature of their operations.

The following table summarizes our results from operations on a property basis (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Net revenues:
Mohegan Sun	$1,362,945	$1,430,560	$1,392,958	$(67,615)	$37,602	-4.7%	2.7%
Pocono Downs	209,238	189,506	30,096	19,732	159,410	10.4%	529.7%

Total	$1,572,183	$1,620,066	$1,423,054	$(47,883)	$197,012	-3.0%	13.8%
Income (loss) from operations:
Mohegan Sun	$280,232	$287,017	$267,415	$(6,785)	$19,602	-2.4%	7.3%
Pocono Downs	12,093	16,137	(7,547)	(4,044)	23,684	-25.1%	-313.8%
Corporate expenses	(28,959)	(10,586)	(10,636)	(18,373)	50	173.6%	-0.5%

Total	$263,366	$292,568	$249,232	$(29,202)	$43,336	-10.0%	17.4%
Net income	$149,260	$172,567	$154,917	$(23,307)	$17,650	-13.5%	11.4%

(1)	Includes operating results of Casino of the Wind at Mohegan Sun from opening date of August 29, 2008 to September 30, 2008 & Project Sunrise at Pocono Downs from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

The important factors and trends that most contributed to our financial performance for the fiscal years ended September 30, 2008, 2007 and 2006 are as follows:

•

the ongoing national economic recession and the continued weakening of consumer discretionary spending resulting in lower spending by gaming patrons, which impacted gaming revenues at Mohegan Sun and Pocono Downs in fiscal 2008;

•

lower slot revenues at Mohegan Sun in fiscal 2008, due to increased competition in the Northeast gaming market from recently expanded VLT facilities at Empire City in Yonkers, New York and Twin River in Lincoln, Rhode Island, and our Connecticut competitor, Foxwoods Resort Casino, or Foxwoods, following the opening of its MGM Grand at Foxwoods hotel and gaming facility in May 2008;

•	higher gas prices, as we believe patrons in the New York City and Boston area markets likely chose to frequent closer gaming facilities, thereby reducing slot revenues at Mohegan Sun in fiscal 2008;

•

the opening of slot operations at Pocono Downs in November 2006 and Project Sunrise in July 2008, which generated gross slot revenues of $176.2 million and $157.2 million in fiscal 2008 and 2007, respectively;

•	increased competition in the Pennsylvania gaming market following the opening of Mount Airy Casino Resort, or Mount Airy, in Mount Pocono, Pennsylvania, in October 2007;

•	higher table games drop at Mohegan Sun resulting from increased high-limit table games play and the continued success of our Asian table games business;

•	higher number of shows at the Mohegan Sun Arena, including more headliner shows, in fiscal 2008, which we believe contributes to gaming, food and beverage, hotel and retail and other revenues; and

•	an increase in offers of promotional room rates to casino hotel guests, designed to maintain occupancy levels to support and improve gaming and other revenues.

Other significant factors that affected our financial performance for the fiscal years ended September 30, 2008, 2007 and 2006 are as follows:

•	a decrease in table games hold percentage at Mohegan Sun in fiscal year 2008, which negatively impacted table games revenues and income from operations;

•

increased promotional activities, including significant free promotional slot plays, from Foxwoods and Mount Airy, which had the effect of reducing slot revenues for the Connecticut and Pennsylvania gaming markets in fiscal 2008, including slot revenues at Mohegan Sun and Pocono Downs;

•	the $9.5 million in non-cash charges in fiscal 2008 for additional reserves against the net assets of WTG in connection with the Menominee Project;

•	$6.9 million of additional gaming expenses in fiscal 2008 for e-Bonus escrow payments at Mohegan Sun related to disputed slot win contributions due on free promotional slot plays;

•	a $3.5 million charge in fiscal 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility;

•	increased operating costs at Pocono Downs in fiscal 2008 as a result of the opening of Project Sunrise and a full year of slot operations;

•	higher salary and wage costs at Mohegan Sun in fiscal 2008 due to market driven compensation adjustments and increased medical benefits;

•	higher allowances for doubtful accounts related to gaming receivables at Mohegan Sun in fiscal 2008;

•

a non-cash relinquishment liability reassessment credit of $68.9 million for fiscal 2008, compared to non-cash relinquishment liability reassessment charges of $3.0 million and $39.4 million in fiscal 2007 and 2006, respectively; and

•	a non-cash, non-operating gain of $24.5 million from a settlement on the Pocono Downs purchase agreement, which resulted in a significant non-recurring increase in net income in fiscal 2006.

Net revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of the declines in slot and table games revenues at Mohegan Sun. These declines were partially offset by increased slot revenues at Pocono Downs due to a full year of slot operations and the opening of Project Sunrise, on July 17, 2008, as well as higher entertainment revenues at Mohegan Sun.

Net revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of the addition of slot revenues at Pocono Downs from the opening of the Phase I slot facility in November 2006, as well as increased gaming revenues at Mohegan Sun.

Income from operations for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased as a result of the decline in net revenues at Mohegan Sun and increased operating costs and expenses at Pocono Downs due to the opening of Project Sunrise and a full year of slot operations. The decrease also was the result of higher Corporate-related expenses resulting primarily from the additional reserves recorded against the net assets of WTG in connection with the Menominee Project and increased allocated expenditures related to governmental and certain administrative services provided by the Tribe. The total decrease in income from operations was partially offset by the growth in net revenues at Pocono Downs and the non-cash relinquishment liability reassessment credit, which was $68.9 million for the fiscal year ended September 30, 2008 compared to a $3.0 million non-cash relinquishment liability reassessment charge for the prior fiscal year The non-cash relinquishment liability reassessment credit had the effect of reducing operating expenses. Our operating margin, or income from operations as a percentage of net revenues, for the fiscal year ended September 30, 2008 decreased to 16.8% from 18.1% for the prior fiscal year. This decrease was primarily attributable to a 270 basis point decline in Pocono Downs’ operating margin to 5.8% for the fiscal year ended September 30, 2008 from 8.5% for the prior fiscal year. The decrease in operating margin at Pocono Downs was primarily attributable to the continued weakening of the regional economy, new competition from Mount Airy and the increased operating costs and expenses. Pocono Downs has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. The overall decrease in operating margin for the fiscal year ended September 30, 2008 also was due to the increase in Corporate-related expenses. Mohegan Sun’s operating margin increased slightly to 20.6% for the fiscal year ended September 30, 2008 from 20.1% for the prior fiscal year. The increase in Mohegan Sun’s operating margin was primarily due to the non-cash relinquishment liability reassessment credit, a reduction in slot win contribution to the State of Connecticut, commensurate with the lower slot revenues, as well as decreased redemption costs due to decreased utilization of Player’s Club points and promotional expenditures targeting third party outlets. Mohegan Sun’s operating margin for the fiscal year ended September 30, 2008 was negatively impacted by the lower net revenues, higher salary and wage costs due to market driven compensation adjustments and increased medical benefit costs and higher allowances for doubtful accounts related to gaming receivables.

Income from operations for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased as a result of the growth in net revenues, offset by an increase in operating costs and expenses of 13.1%. Our operating margin for the fiscal year ended September 30, 2007 increased to 18.1% from 17.5% for the prior fiscal year, primarily due to the decrease in the non-cash relinquishment liability reassessment charge, which was $3.0 million for the fiscal year ended September 30, 2007 compared to $39.4 million for the prior fiscal year. The decrease in reassessment charge was partially offset by the opening of the Phase I slot facility at Pocono Downs, which has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. Margins also were reduced by the $3.5 million charge recorded in connection with the litigation settlement and an increase in promotional programs at Mohegan Sun to offset the impact of the new slot product being added to the Northeast gaming market.

Net income for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily due to the decrease in income from operations.

Net income for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the increase in income from operations, partially offset by a substantial decrease in other non-operating income from the prior fiscal year, which included the $24.5 million non-cash non-operating gain from a settlement on the Pocono Downs purchase agreement.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Gaming	$1,209,547	$1,286,915	$1,253,028	$(77,368)	$33,887	-6.0%	2.7%
Food and beverage	93,028	94,905	93,713	(1,877)	1,192	-2.0%	1.3%
Hotel	48,740	47,333	50,818	1,407	(3,485)	3.0%	-6.9%
Retail, entertainment and other	139,490	129,658	120,316	9,832	9,342	7.6%	7.8%

Total	$1,490,805	$1,558,811	$1,517,875	$(68,006)	$40,936	-4.4%	2.7%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2008	2007	2006
Gaming	81.1%	82.6%	82.6%
Food and beverage	6.2%	6.1%	6.2%
Hotel	3.3%	3.0%	3.3%
Retail, entertainment and other	9.4%	8.3%	7.9%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in millions, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Slot handle	$10,111	$10,601	$10,540	$(490)	$61	-4.6%	0.6%
Gross slot revenues	$856	$922	$905	$(66)	$17	-7.2%	1.9%
Net slot revenues	$824	$889	$876	$(65)	$13	-7.3%	1.5%
Weighted average number of slot machines (in units)	6,159	6,060	6,201	99	(141)	1.6%	-2.3%
Gross slot hold percentage	8.5%	8.7%	8.6%	-0.2%	0.1%	-2.3%	1.2%
Gross slot win per unit per day (in dollars)	$380	$417	$400	$(37)	$17	-8.9%	4.3%
Table games drop	$2,610	$2,482	$2,305	$128	$177	5.2%	7.7%
Table games revenues	$374	$386	$366	$(12)	$20	-3.1%	5.5%
Weighted average number of table games (in units)	322	302	300	20	2	6.6%	0.7%
Table games hold percentage (1)	14.4%	15.6%	15.9%	-1.2%	-0.3%	-7.7%	-1.9%
Table games revenue per unit per day (in dollars)	$3,177	$3,511	$3,341	$(334)	$170	-9.5%	5.1%

(1)	Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased due to declines in both slot and table games revenues. The decrease in slot revenues was primarily attributable to the weakening economy, increased promotional activities from Foxwoods, including free promotional slot plays, and increased competition from Empire City and Twin River, as well as Foxwoods, following the opening of its MGM Grand at Foxwoods hotel and gaming facility in May 2008. The decrease in slot revenues also was attributable, in part, to the continued weakening of consumer discretionary spending and high gas prices, both resulting in lower spending by gaming patrons. During the fiscal year ended September 30, 2008, redemptions from free promotional slot plays at Foxwoods totaled $69.9 million compared to $38.3 million for the prior fiscal year. The decrease in our gross slot hold percentage was primarily attributable to the redemption of $27.7 million in free promotional slot plays, which is reflected in slot handle, during the fiscal year. Our slot win efficiency in the Northeast gaming market for the fiscal year ended September 30, 2008 decreased to 134.8% from 139.3% in the prior fiscal year. The decline in slot win efficiency in the Northeast gaming market was attributable, in part, to increased competition from the VLTs at Empire City and Twin River and high gas prices, as customers in the New York City and Boston area markets likely chose to frequent closer gaming facilities. Our slot win efficiency in the Connecticut gaming market for the fiscal year ended September 30, 2008 increased to 118.3% from 117.1% in the prior fiscal year. The decrease in table games revenues was primarily attributable to a decrease in table games hold percentage, partially offset by an increase in table games drop. Table games hold percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods. The growth in table games drop resulted primarily from increased high-limit table games play and the continued success of our Asian table games business.

Gaming revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the growth in table games and slot revenues. The increase in table games revenues was principally attributable to the strengthened awareness of the Mohegan Sun brand in the Northeast gaming market due to enhancements in our targeted direct marketing programs, including our continued focus on high-end table games play with the introduction of new private and semi-private gaming space. The increase in table games revenues also was due to the continued success of our Asian table games marketing program, including the opening of Sunrise Square in August 2007. Gross slot revenues growth rate decreased to 1.9% for fiscal year 2007 compared to the prior fiscal year growth rate of 5.1%. The decrease in gross slot revenues growth rate was attributable to increased competition and the slow down in the regional economy.

Food and beverage revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily due to a $2.0 million decline in food revenues, partially offset by a slight increase in beverage revenues. The decline in food revenues primarily resulted from a 6.5% reduction in the number of meals served due to decreased patronage at Mohegan Sun-owned food outlets. The decrease in the number of meals served was partially offset by the addition of revenues from the “Hong Kong” Street food outlet in Sunrise Square, and a 4.2% increase in the average price per cover.

Food and beverage revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to a $925,000 increase in food revenues resulting from increased banquet revenues at the Mohegan Sun Convention Center and the addition of new revenues from the 4,000-square-foot “Hong Kong” Street food outlet in Sunrise Square, which opened in August 2007. These increases were partially offset by a shift in patron visitation from Mohegan Sun-owned food outlets to third party outlets located in the casino.

The following table presents data related to hotel revenues:

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Rooms occupied	402,600	399,500	400,200	3,100	-700	0.8%	-0.2%
Average daily room rate (ADR)	$113	$112	$120	$1	$(8)	0.9%	-6.7%
Occupancy rate	93.6%	93.2%	93.3%	0.4%	-0.1%	0.4%	-0.1%
Revenue per available room (REVPAR)	$105	$104	$112	$1	$(8)	1.0%	-7.1%

Hotel revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result the slight increases in ADR and hotel occupancy. The increase in ADR was supported by the growth in entertainment business, as further discussed below. The increase in hotel occupancy was partially attributable to rooms being out of service during the prior fiscal year due to the hotel room renovation program.

Hotel revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year decreased primarily as a result of a reduction in ADR. The decrease in ADR was the result of competitive pricing pressures in room rates offered to casino hotel guests in the Connecticut and Atlantic City gaming markets. The reduction in rates was designed to maintain occupancy levels to support or improve gaming and non-gaming revenues. The decrease in hotel revenues also was partially due to a slight decrease in hotel occupancy as a result of rooms being out of service due to the $10.0 million hotel room renovation program, which began in January 2007 and was completed in June 2007.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of a $10.6 million, or 21.1%, growth in entertainment revenues due to an increase in the number of shows at the Mohegan Sun Arena, resulting in a 12.4% increase in Arena ticket sales, as well as a 10.7% increase in average price per ticket from more headliner shows performed in the Arena. The growth in retail, entertainment and other revenues also was the result of a $2.4 million increase in gasoline revenues due to an increase in the average price per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center. The increase in retail, entertainment and other revenues was partially offset by a $4.4 million decline in retail revenues due to decreased patronage at Mohegan Sun-owned retail outlets.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of a $3.9 million, or 8.4%, growth in entertainment revenues due to a 5.5% increase in average price per ticket for Mohegan Sun Arena events and a 2.0% increase in overall ticket sales at the Arena due to an increased number of headliner shows. The growth in retail, entertainment and other revenues also was the result of a $1.5 million increase in rental revenue from The Shops at Mohegan Sun due to higher rent paid by new tenants, particularly the Coach outlet which opened in July 2006; a $1.4 million increase in gasoline revenues at the Mohegan Sun gasoline and convenience center related to free coupon promotional programs during the fiscal year, which do not have an impact on net revenues; and a $1.7 million increase in retail and other revenues.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Food and beverage	$43,544	$45,591	$46,894	$(2,047)	$(1,303)	-4.5%	-2.8%
Hotel	15,246	16,385	17,356	(1,139)	(971)	-7.0%	-5.6%
Retail, entertainment and other	69,070	66,275	60,667	2,795	5,608	4.2%	9.2%

Total	$127,860	$128,251	$124,917	$(391)	$3,334	-0.3%	2.7%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Food and beverage	$45,371	$46,427	$48,352	$(1,056)	$(1,925)	-2.3%	-4.0%
Hotel	8,048	8,866	8,734	(818)	132	-9.2%	1.5%
Retail, entertainment and other	58,893	53,790	46,874	5,103	6,916	9.5%	14.8%

Total	$112,312	$109,083	$103,960	$3,229	$5,123	3.0%	4.9%

Promotional allowances for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased slightly as a result of reductions in food and beverage and hotel promotional offerings to patrons, offset by higher retail, entertainment and other promotional allowances, driven primarily by the higher retail price of entertainment offerings and gasoline as discussed above under “Gross Revenues.”

Promotional allowances for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of an increase in marketing programs targeting patrons in New York and Rhode Island, where expanded VLT facilities opened during the fiscal year.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Gaming	$739,327	$736,492	$700,674	$2,835	$35,818	0.4%	5.1%
Food and beverage	46,084	45,384	47,182	700	(1,798)	1.5%	-3.8%
Hotel	17,314	16,959	16,883	355	76	2.1%	0.5%
Retail, entertainment and other	56,019	47,010	42,471	9,009	4,539	19.2%	10.7%
Advertising, general and administrative	207,164	211,643	193,533	(4,479)	18,110	-2.1%	9.4%
Pre-opening costs and expenses	1,204	445	—	759	445	170.6%	100.0%
Depreciation and amortization	84,548	82,613	85,394	1,935	(2,781)	2.3%	-3.3%
Relinquishment liability reassessment	(68,947)	2,997	39,407	(71,944)	(36,410)	-2400.5%	-92.4%

Total	$1,082,713	$1,143,543	$1,125,544	$(60,830)	$17,999	-5.3%	1.6%

Gaming costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher allowances for doubtful accounts related to gaming receivables, additional expenses associated with the e-Bonus escrow payments, increased labor costs due to market driven compensation adjustments and increased medical benefit costs, greater air-travel expenditures for high-limit table games players and an increase in non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. These increases were partially offset by reduced slot win contribution to the State of Connecticut, commensurate with the lower slot revenues, as well as a reduction in redemption costs due to decreased utilization of Player’s Club points and promotional expenditures targeting third party outlets. Slot win contribution and e-Bonus escrow expenses totaled $221.0 million and $230.4 million for the fiscal years ended September 30, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues was 61.1% for the fiscal year ended September 30, 2008 compared to 57.2% for the prior fiscal year.

Gaming costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third party outlets, higher labor costs due to market driven compensation adjustments and increased medical insurance costs, and higher casino marketing, advertising and promotional expenses. The increase in gaming costs and expenses also was due to higher slot win contribution to the State of Connecticut, commensurate with the growth in slot revenues, as well as an increase in non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. Slot win contribution payments totaled $230.4 million and $226.3 million for the fiscal years ended September 30, 2007 and 2006, respectively. Gaming costs and expenses as a percentage of gaming revenues was 57.2% for the fiscal year ended September 30, 2007 compared to 55.9% for the prior fiscal year.

Food and beverage costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher labor and medical insurance costs, as well as a decrease in food and beverage complimentaries resulting in a lower amount of food and beverage costs being allocated to gaming costs and expenses, partially offset by lower cost of goods sold and other operating costs.

Food and beverage costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year decreased primarily as a result of lower cost of goods sold and other operating costs, partially offset by higher medical insurance costs and a decrease in food and beverage complimentaries resulting in a lower amount of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher labor and medical benefit costs, as well as an increase in other operating costs, including costs for the replacement of room supplies.

Hotel costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of higher labor and medical benefit costs. These increases were partially offset by a $1.0 million non-recurring charge recorded in the prior fiscal year for inventory obsolescence.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to a substantial growth in direct entertainment costs resulting from the increased number of shows at the Mohegan Sun Arena, including more headliner shows. Additionally, the increase in retail, entertainment and other costs and expenses was due to higher cost of goods sold for gasoline resulting from the increase in average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center. These increases were partially offset by increased entertainment and other complimentaries resulting in a greater amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses, as well as decreased cost of goods sold for retail due to lower patronage at Mohegan Sun-owned retail outlets.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased due to a substantial increase in entertainment costs related to the higher number of headliner shows at the Arena. The increase also was a result of increased cost of goods sold for the gas coupon promotion, partially offset by increased retail and entertainment complimentaries, resulting in a higher amount of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of non-recurring one-time costs relating to the

Sky hotel room renovation program and the Mohegan Sun ten-year anniversary festivities for employees and patrons, both of which occurred in 2007. These reductions were partially offset by higher labor costs due primarily to market driven compensation adjustments and increased medical benefit costs, as well as increased professional costs and consulting expenditures.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of increased property maintenance, utilities, labor, medical insurance and other costs necessary to support Mohegan Sun operations, as well as significant one-time costs relating to the Sky hotel room renovation program. The increase also was due to greater advertising expenditures from the production of new television commercials and approximately $2.0 million of additional costs associated with the Mohegan Sun ten-year anniversary festivities for employees and patrons.

Pre-opening costs and expenses for the fiscal year ended September 30, 2008 were comprised of direct incremental personnel, consulting and other costs associated with the Casino of the Wind component of Project Horizon. Construction of Casino of the Wind commenced in June 2007 and was completed in August 2008.

Pre-opening costs and expenses for the fiscal year ended September 30, 2007 were comprised of incremental personnel costs, consulting and other costs primarily associated with the opening of Sunrise Square. Construction of Sunrise Square commenced in November 2006 and was completed in August 2007.

Relinquishment liability reassessment for the fiscal year ended September 30, 2008 compared to the reassessment in the prior fiscal year had the effect of substantially decreasing operating expenses. The relinquishment liability reassessment credit in fiscal year 2008 was the result of our review of current revenue forecasts, resulting from the suspension of certain elements of Project Horizon, the estimated timing and extent of future competition and other factors, which led to decreased revenue projections for the period in which the relinquishment agreement applies.

Our accounting policy is to reassess projected revenues, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process and when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Based on our suspension of certain elements of Project Horizon, recent operating trends and increased competition in the Northeast gaming market, all having the effect of decreasing future Mohegan Sun revenues, we concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining relinquishment period, which expires on December 31, 2014, would decrease by approximately $1.55 billion, thereby decreasing the related relinquishment liability, causing us to record a non-cash relinquishment liability credit of $68.9 million for the fiscal year ended September 30, 2008.

Relinquishment liability reassessment for the fiscal year ended September 30, 2007 compared to the reassessment in the prior fiscal year decreased significantly, which had the effect of decreasing operating expenses. The relinquishment liability reassessment charge in fiscal year 2007 was the result of our review of revenue forecasts, including the estimated timing and extent of future competition and other factors, which led to increased revenue projections for the period in which the relinquishment agreement applies. Based on our updated projections for Project Horizon and delayed competition in the Northeast gaming market, both having the effect of increasing estimated future Mohegan Sun revenues, we concluded that projected revenues from Mohegan Sun subject to the relinquishment agreement over the remaining relinquishment period, would increase by approximately $139.8 million, thereby increasing the related relinquishment liability, resulting in a non-cash relinquishment liability charge of $3.0 million for the fiscal year ended September 30, 2007.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Gaming	$201,227	$182,428	$26,807	$18,799	$155,621	10.3%	580.5%
Food and beverage	10,940	7,192	2,073	3,748	5,119	52.1%	246.9%
Retail and other	4,766	3,481	1,216	1,285	2,265	36.9%	186.3%

Total	$216,933	$193,101	$30,096	$23,832	$163,005	12.3%	541.6%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2008 (1)	2007 (2)	2006
Gaming	92.8%	94.5%	89.1%
Food and beverage	5.0%	3.7%	6.9%
Retail and other	2.2%	1.8%	4.0%

Total	100.0%	100.0%	100.0%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Slot handle	$2,008,678	$1,690,417	$—	$318,261	$1,690,417	18.8%	100.0%
Gross slot revenues	$176,173	$157,185	$—	$18,988	$157,185	12.1%	100.0%
Net slot revenues	$176,743	$156,031	$—	$20,712	$156,031	13.3%	100.0%
Weighted average number of slot machines (in units)	1,476	1,143	—	333	1,143	29.1%	100.0%
Gross slot hold percentage	8.8%	9.3%	—	-0.5%	9.3%	-5.4%	100.0%
Gross slot win per unit per day (in dollars)	$326	$427	$—	$(101)	$427	-23.7%	100.0%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

Gaming revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to a full year of slot operations and the opening of Project Sunrise, partially offset by increased competition from Mount Airy, which opened in October 2007. Slot results also were impacted by the continued weakening of the regional economy, business disruptions caused by Project Sunrise construction and increased promotional activities from Mount Airy, including free promotional slot plays. During the fiscal year ended September 30, 2008, redemptions of free promotional slot plays at Mount Airy totaled $11.9 million. The decrease in gross slot win per unit per day was primarily attributable to the increase in the weighted average number of slot machines during the fiscal year following the opening of Project Sunrise. The decrease in gross slot hold percentage was primarily attributable to the redemption of $3.1 million in free promotional slot plays, which is reflected in slot handle, during the fiscal year. Our slot win efficiency for the fiscal year ended September 30, 2008 was 141.7%.

Gaming revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased as a result of the addition of slot revenues following the opening of the Phase I slot facility.

Food and beverage revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to the opening of new food and beverage outlets in connection with Project Sunrise, increased utilization of Pocono Downs Player’s Club points and promotional coupons at the property’s restaurants and a full period of slot operations, which resulted in increased patron visitation to the facility.

Food and beverage revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the opening of the Phase I slot facility, which resulted in increased patron visitation to the facility.

Retail and other revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to the opening of new retail outlets in connection with Project Sunrise, increased utilization of Pocono Downs Player’s Club points and promotional coupons at the property’s retail outlets and a full period of slot operations, which resulted in increased patron visitation to the facility.

Retail and other revenues for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the opening of the Phase I slot facility, which resulted in increased patron visitation to the facility.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Food and beverage	$6,072	$2,547	$—	$3,525	$2,547	138.4%	100.0%
Retail	1,623	1,048	—	575	1,048	54.9%	100.0%

Total	$7,695	$3,595	$—	$4,100	$3,595	114.0%	100.0%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Food and beverage	$6,898	$2,816	$—	$4,082	$2,816	145.0%	100.0%
Retail	2,223	991	—	1,232	991	124.3%	100.0%

Total	$9,121	$3,807	$—	$5,314	$3,807	139.6%	100.0%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

Promotional allowances for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to higher redemptions under the Player’s Club program.

Promotional allowances for the fiscal year ended September 30, 2007 relate to the redemption at the retail store and dining outlets located at Pocono Downs of Player’s Club points that are awarded for guests’ slot machine gaming activities. The retail value of points is included in gross revenues when redeemed and then deducted as promotional allowances to arrive at net revenues.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008 (1)	2007 (2)	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Gaming	$152,707	$132,841	$19,389	$19,866	$113,452	15.0%	585.1%
Food and beverage	3,867	5,115	2,238	(1,248)	2,877	-24.4%	128.6%
Retail and other	829	1,425	752	(596)	673	-41.8%	89.5%
Advertising, general and administrative	22,243	19,942	7,589	2,301	12,353	11.5%	162.8%
Pre-opening costs and expenses	3,448	3,391	5,130	57	(1,739)	1.7%	-33.9%
Depreciation and amortization	14,051	10,655	2,545	3,396	8,110	31.9%	318.7%

Total	$197,145	$173,369	$37,643	$23,776	$135,726	13.7%	360.6%

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008.
(2)	Includes operating results of the Phase I slot facility from opening date of November 14, 2006 to September 30, 2007.

Gaming costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher operating costs and expenses necessary to support Project Sunrise and a full period of slot operations, including expenses associated with the PGCB slot machine and local share tax assessments, as well as an increase in non-gaming complimentaries redeemed by casino patrons at food and beverage and retail outlets at the facility. Additionally, gaming costs and expenses for the fiscal year included approximately $1.1 million in expenses incurred for leased slot machines and related costs during the transition from the Phase I slot facility to the Phase II slot facility. Slot machine and local share tax assessments to the PGCB totaled $103.4 million and $92.2 million for the fiscal years ended September 30, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues was 75.9% for the fiscal year ended September 30, 2008 compared to 72.8% for the prior fiscal year.

Gaming costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of higher operating costs and expenses necessary to support the slot operations, including slot machine tax assessment payments to the PGCB. Slot machine tax assessment payments to the PGCB totaled $92.2 million for the fiscal year ended September 30, 2007.

Food and beverage costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of a higher amount of food and beverage complimentaries resulting in an increased amount of food and beverage costs being allocated to gaming costs and expenses, partially offset by additional costs and expenses necessary to support new food and beverage outlets in connection with Project Sunrise.

Food and beverage costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of additional costs and expenses necessary to support new food and beverage outlets in connection with the Phase I slot facility.

Retail and other costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of a higher amount of retail and other complimentaries resulting in an increased amount of retail and other costs being allocated to gaming costs and expenses, partially offset by additional costs and expenses necessary to support new retail outlets in connection with Project Sunrise.

Retail and other costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of additional costs and expenses necessary to support a new retail outlet in connection with the Phase I slot facility.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher costs and expenses necessary to support Project Sunrise and a full period of slot operations, as well as increased advertising expenditures in response to the new competition. These increases were partially offset by the $3.5 million non-recurring charge recorded in the prior fiscal year in connection with the settlement of property tax litigation related to the Pocono Downs facility.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily as a result of higher costs and expenses necessary to support the slot operations, as well as the $3.5 million charge recorded in connection with the settlement of property tax litigation related to the Pocono Downs facility.

Pre-opening costs and expenses for the fiscal year ended September 30, 2008 were comprised of direct incremental personnel, consulting and other costs associated with Project Sunrise. Construction of Project Sunrise commenced in May 2007 and was completed in July 2008.

Pre-opening costs and expenses for the fiscal year ended September 30, 2007 were comprised primarily of direct incremental personnel, consulting and other costs associated with the Phase I slot facility. Construction of the Phase I slot facility commenced in September 2005 and was completed in November 2006.

Depreciation and amortization expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to the commencement of depreciation on the new Phase II facility and related slot machines and equipment placed in service in July 2008.

Depreciation and amortization expenses for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased primarily due to the commencement of depreciation on the new Phase I facility and related slot machines and equipment placed in service in November 2006.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
					Dollar Variance		Percentage Variance
	2008	2007		2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Corporate expenses:
Depreciation and amortization	$3,771	$79		$77	$3,692	$2	4673.4%	2.6%
Corporate expenses	25,188	10,507		10,558	14,681	(51)	139.7%	-0.5%

Total corporate expenses	$28,959	$10,586		$10,635	$18,373	$(49)	173.6%	-0.5%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(27,085)	$(29,794)		$(30,707)	$2,709	$913	-9.1%	-3.0%
Interest income (2)	3,795	3,695		2,245	100	1,450	2.7%	64.6%
Interest expense, net of capitalized interest	(93,793)	(94,363)		(90,928)	570	(3,435)	-0.6%	3.8%
Write off of debt issuance costs (3)	—	(71)		—	71	(71)	-100.0%	100.0%
Other income (expense), net	248 (4)	(137	)(4)	24,508	385	(24,645)	-281.0%	-100.6%

Total other expense, net	$(116,835)	$(120,670)		$(94,882)	$3,835	$(25,788)	-3.2%	27.2%

(1)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project, both more fully described in Notes 13 and 14, respectively, to our consolidated financial statements included in this form 10-K.
(3)	Represents the unamortized debt issuance costs written off upon the termination of our $450.0 million bank credit facility in March 2007.
(4)	Represents primarily gain (loss) on disposal of property and equipment.

Total Corporate costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of $9.5 million in non-cash charges for additional reserves recorded against the net assets of WTG. These additional reserves were initially recorded for WTG following the issuance of new guidance by the Bureau of Indian Affairs in January 2008 on its policy for taking off-reservation land into trust for gaming purposes and were subsequently increased in September 2008 following an unfavorable decision by the U.S. Department of the Interior to reject the Menominee Tribe’s request to suspend review of its application to take off-reservation land into trust in connection with the Menominee Project and a federal court’s subsequent refusal to issue a temporary restraining order to prevent the Interior Department from taking further action on the application. The increase in Corporate costs and expenses also was attributable to increased allocated expenditures related to governmental and certain administrative services provided by the Tribe and increased professional costs and consulting expenditures related to various gaming diversification efforts of $2.8 million and $2.7 million, respectively.

Corporate costs and expenses for the fiscal years ended September 30, 2007 and 2006 were comparable.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased due to increases in capitalized interest relating to Project Horizon and Project Sunrise of $2.5 million and $2.4 million, respectively, to $3.5 million and $3.0 million, respectively, for the fiscal year ended September 30, 2008 from $1.0 million and $638,000, respectively, for the prior fiscal year. The decrease in interest expense also was attributable to lower weighted average interest rate, partially offset by increased weighted average outstanding debt. The weighted average interest rate was 7.2% for the fiscal year ended September 30, 2008 compared to 7.4% in the prior fiscal year. The weighted average outstanding debt was $1.40 billion for the fiscal year ended September 30, 2008 compared to $1.30 billion in the prior fiscal year. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund Project Horizon and Project Sunrise.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2007 compared to the prior fiscal year increased due to higher weighted average outstanding debt, partially offset by the capitalization of $1.7 million in interest costs associated with Project Horizon at Mohegan Sun and the Phase I slot facility and Project Sunrise at Pocono Downs. The weighted average outstanding debt was $1.30 billion for the fiscal year ended September 30, 2007 compared to $1.25 billion for the prior fiscal year. The increase in weighted average outstanding debt was the result of additional borrowing for the payment of the $50.0 million slot license fee at Pocono Downs and capital expenditures at Mohegan Sun and Pocono Downs. The weighted average interest rate was 7.4% for each of the fiscal years ended September 30, 2007 and 2006.

Other income for the fiscal year ended September 30, 2006 related primarily to the $24.5 million gain recorded in connection with the August 2006 amendment of the agreement by which we acquired Pocono Downs. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million on November 14, 2007, 2008, 2009, 2010 and 2011, respectively. The gain recorded in fiscal year 2006 represents the present value of the payment stream for these installments. The $7.0 million installments due in November 2007 and 2008 were received on November 14, 2007 and 2008, respectively.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The 2008 racing season ended in September. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the fiscal year ended September 30, 2008 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2008	2007	2006	08 vs. 07	07 vs. 06	08 vs. 07	07 vs. 06
Net cash provided by operating activities	$173,091	$284,403	$254,260	$(111,312)	$30,143	-39.1%	11.9%
Net cash used in investing activities	(320,750)	(188,767)	(104,164)	(131,983)	(84,603)	69.9%	81.2%
Net cash provided by (used in) financing activities	126,847	(66,223)	(147,275)	193,070	81,052	-291.5%	-55.0%

Net (decrease) increase in cash and cash equivalents	$(20,812)	$29,413	$2,821	$(50,225)	$26,592	-170.8%	942.6%

As of September 30, 2008 and September 30, 2007, we held cash and cash equivalents of $83.8 million and $104.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the fiscal year ended September 30, 2008 was attributable primarily to the decrease in operating income after adjustments for non-cash items and higher working capital requirements, partially offset by the receipt of the $7.0 million pursuant to the amendment to the Pocono Downs purchase agreement.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement and, from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the ongoing national economic recession, which could result in reduced spending on discretionary items such as gaming activities;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland or Pennsylvania);

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 or 395 through Connecticut, for an extended period of time;

•	a change in Connecticut or Pennsylvania state laws regarding smoking in gaming facilities; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The increase in cash used in investing activities for the fiscal year ended September 30, 2008 was attributable primarily to a $185.3 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred.” By comparison, the fiscal year ended September 30, 2007 included the payment of the one-time slot machine license fee of $50.0 million to the PGCB, the acquisition of the Menominee Project development rights and other related assets for $6.4 million, the acquisition of PCC for $4.7 million, partially offset by $7.0 million in proceeds from the sale of our Erie OTW. The increase in cash provided by financing activities for the fiscal year ended September 30, 2008 was primarily attributable to a $190.3 million increase in total net borrowings. Borrowings during the fiscal year ended September 30, 2008 were used primarily to fund capital expenditures at Mohegan Sun and Pocono Downs. Borrowings during the fiscal year ended September 30, 2007 were used primarily to fund the payment of the $50.0 million slot license fee for Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and much of the costs of construction of Mohegan Sun and Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2008, we had:

•	$16.3 million outstanding in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes;

•	$250.0 million outstanding in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes;

•	$330.0 million outstanding in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes;

•	$225.0 million outstanding in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes;

•	$250.0 million outstanding in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and

•	$150.0 million outstanding in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes.

MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of each of these notes, except for the 2001 senior subordinated notes, which are guaranteed solely by MBC.

In November 2008, Moody’s Investors Services downgraded the credit rating on our 2005 senior notes from Ba1 to Ba3 and the credit rating on our senior subordinated notes from Ba3 to B3, primarily to reflect the impact of the ongoing national recession, increased competition in the Northeast gaming market and our ability to reduce our indebtedness. These actions may impact our ability to access the capital debt markets in the future. If we are able to access the capital debt markets, our cost of issuance may be greater than costs experienced by us in the past and we could be subject to more restrictive covenants and other terms in connection with such issuance.

Prior Bank Credit Facility. In March 2007, we extinguished our $450.0 million prior bank credit facility through an amendment to, and restatement of, the facility, as discussed below.

Bank Credit Facility. In March 2007, we entered into a bank credit facility providing for up to $1.0 billion in borrowing capacity, including a $250.0 million increase option, from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. This bank credit facility replaced our prior bank credit facility. The five-year senior secured revolving credit facility included a $300.0 million term loan conversion provision which was triggered upon the initial accumulation of $300.0 million in total borrowings on the bank credit facility on August 15, 2008. The term loan requires principal payments in quarterly installments of $750,000 beginning December 31, 2008 through the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. As of September 30, 2008, the amount under letters of credit issued pursuant to the bank credit facility totaled $7.2 million, of which no amount was drawn, as discussed below under “Letters of Credit.” Inclusive of the term loan and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $692.8 million of borrowing capacity under the bank credit facility as of September 30, 2008, without taking into account covenants under the bank credit facility and the amended bank credit facility, the line of credit and note indentures. Considering restrictive financial covenants under our bank credit facility and note indentures, the amount available for borrowings approximated $85.0 million under the bank credit facility as of September 30, 2008.

In February 2008, we received requisite consent from our lenders to Amendment No. 1 to the bank credit facility. Amendment No. 1, among other things, provided for increases in the permitted capital expenditures for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified our total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on our Total Leverage Ratio, as each term is defined in the bank credit facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.375%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.625%. The Applicable

Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2008, we had a $300.0 million Eurodollar rate loan and no base rate loan outstanding. The Eurodollar rate loan outstanding at September 30, 2008 was based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.125%. The Applicable Rate for commitment fees was 0.300% as of September 30, 2008.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets comprising Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We will also be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio, our maximum capital expenditures and a periodic test which ensures that we have sufficient liquidity under our bank credit facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures.

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

As of September 30, 2008, we and the Tribe were in compliance with all of our and their respective covenant requirements in the bank credit facility.

On December 10, 2008, we amended and restated our bank credit facility following the suspension of Project Horizon. Among other things, the amended bank credit facility reduced the overall size of the credit facility from $1.0 billion to $850.0 million, reduced the term loan from $300.0 million to $150.0 million and reduced the increase option from $250.0 million to $150.0 million. Factoring in the reduction in the size of our bank credit facility from $1.0 billion to $850.0 million, our borrowing capacity effectively was reduced to approximately $542.8 million under the amended bank credit facility from approximately $692.8 million under the bank credit facility as of September 30, 2008, without taking into account covenants under the bank credit facility and amended bank credit facility, as applicable, and note indentures. Pursuant to the amendment, we also obtained the right to use proceeds from the amended bank credit facility to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009, which is our current intention. In addition, our total leverage, senior leverage and minimum fixed charge coverage ratio covenants were modified under the amendment to conform with the current construction plans for Project Horizon and recent operating trends.

Accordingly, under the amendment, our minimum fixed charge coverage ratio (as defined in the amended bank credit facility) is 1.05 to 1.00 for the fiscal quarters ending December 31, 2008 through March 31, 2010, and 1.10 to 1.00 for the fiscal quarters ending June 30, 2010 and thereafter. Also under the amendment, our maximum total leverage ratio, or the ratio of Total Debt to Annualized EBITDA (as such terms are defined in the amended bank credit facility), is as follows:

Fiscal Quarters Ending	Maximum Ratio
December 31, 2008 and March 31, 2009	7.75:1.00
June 30, 2009	7.50:1.00
September 30, 2009 and December 31, 2009	7.25:1.00
March 31, 2010 and June 30, 2010	7.00:1.00
September 30, 2010 and December 31, 2010	6.75:1.00
March 31, 2011 and June 30, 2011	6.50:1.00
September 30, 2011	6.25:1.00
December 31, 2011 and thereafter	6.00:1.00

Our permitted senior leverage ratio under the amendment, or the ratio of Total Debt minus Subordinated Obligations to Annualized EBITDA (as such terms are defined in the amended bank credit facility), is as follows:

Fiscal Quarters Ending	Maximum Ratio
December 31, 2008 through June 30, 2009	3.50:1.00
September 30, 2009 through March 31, 2010	3.75:1.00
June 30, 2010 through December 31, 2010	3.50:1.00
March 31, 2011 through September 30, 2011	3.25:1.00
December 31, 2011 and thereafter	2.75:1.00

However, in the event that we issue subordinated indebtedness to refinance all or any part of our 6 3/8% $330.0 million senior subordinated notes at maturity, the permitted senior leverage ratio is as follows:

Fiscal Quarters Ending	Maximum Ratio
December 31, 2008 through June 30, 2009	3.50:1.00
September 30, 2009 and December 31, 2009	4.75:1.00
March 31, 2010	4.50:1.00
June 30, 2010 through December 31, 2010	4.25:1.00
March 31, 2011 through September 30, 2011	4.00:1.00
December 31, 2011 and thereafter	3.50:1.00

Factoring in the reduction in the size of our bank credit facility from $1.0 billion to $850.0 million, our borrowing capacity effectively was reduced to approximately $542.8 million under the amended bank credit facility from approximately $692.8 million under the bank credit facility as of September 30, 2008, without taking into account covenants under the bank credit facility and the amended bank credit facility, as applicable, or our note indentures. The foregoing description of the amended bank credit facility is qualified in its entirety by the full text of the Third Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among us, the Tribe, the lenders named therein and Bank of America, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 of our periodic report on Form 8-K, dated December 15, 2008.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of our Leverage Ratio, as each term is defined in the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. As of September 30, 2008, we had $2.9 million in loans outstanding under the line of credit, which were based on a one-month Eurodollar rate of 2.486% plus an Applicable Margin of 1.775%. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of September 30, 2008, we were in compliance with all covenant requirements in the line of credit and had $22.1 million of borrowing capacity thereunder.

Letters of Credit. As of September 30, 2008, we maintained five uncollateralized letters of credit, three of which we maintained to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which related to road work at the Pocono Downs entities. The letters of credit expire on various dates from January 2009 through September 2009, subject to renewals. As of September 30, 2008, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, or the Salishan credit facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.250% for base rate loans and an Applicable Rate, as defined in the Salishan credit facility, of 2.250% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.500%. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility are also guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2008, Salishan-Mohegan had $21.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2008 were comprised of: (1) a $17.8 million loan based on a one-month Eurodollar rate of 3.709% plus an Applicable Rate of 2.250%; (2) a $2.2 million loan based on a one-month Eurodollar rate of 2.488% plus an Applicable Rate of 2.250%; and (3) a $1.0 million loan based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.250%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2008. As of September 30, 2008, Salishan-Mohegan had $4.0 million of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note. In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility to be located in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe, or the Mohegan Tribe promissory note, provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the Mohegan Tribe promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $383.7 million for the fiscal year ended September 30, 2008, compared to $162.2 million for the fiscal year ended September 30, 2007. These capital expenditures were comprised of the following:

•	Capital expenditures at Mohegan Sun totaled $210.5 million and $103.7 million for the fiscal years ended September 30, 2008 and 2007, respectively. For the fiscal year ended September 30, 2008, these expenditures consisted primarily of $172.8 million in costs related to Project Horizon, including $3.5 million in capitalized interest, $26.3 million in maintenance capital expenditures and $11.4 million in property renovation expenditures. For the fiscal year ended September 30, 2007, these expenditures consisted of $34.0 million in maintenance capital expenditures, $46.5 million in costs related to Project Horizon, including $1.0 million in capitalized interest and $23.2 million in property renovation expenditures.

•

Capital expenditures at Pocono Downs totaled $173.2 million and $58.4 million for the fiscal years ended September 30, 2008 and 2007, respectively. For the fiscal year ended September 30, 2008, these expenditures consisted primarily of $169.6 million in costs related to Project Sunrise, including $3.0 million in capitalized interest. For the fiscal year ended September 30, 2007, these expenditures consisted primarily of construction costs for the Phase 1 slot facility and to begin construction on Project Sunrise of $56.4 million, including $638,000 in capitalized interest.

•	Capital expenditures for Corporate were minimal for each of the fiscal years ended September 30, 2008 and 2007.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2009 at Mohegan Sun, exclusive of the Project Horizon spending, are forecast to be approximately $26.0 million in maintenance capital expenditures for the replacement and improvement of information technology equipment, systems and software, replacement and enhancement of slot machines and purchase of new carpeting for the ballroom.

Revised costs for Project Horizon are currently estimated to be approximately $301.6 million, exclusive of capitalized interest. As of September 30, 2008, costs incurred for Project Horizon, inclusive of costs incurred for Sunrise Square, the Casino of the Wind, Property Infrastructure, restoration of the Winter Parking Garage and the Earth Expansion, excluding capitalized interest, totaled $216.6 million. Remaining project costs are estimated to total approximately $85.0 million and are anticipated to be incurred in fiscal 2009.

Capital expenditures for fiscal year 2009 at Pocono Downs are forecasted to be $8.1 million, of which $5.7 million relates to the construction of a new paddock for the harness racing facility.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon through a combination of operating cash flows and draws under our amended bank credit facility.

Interest Expense

For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2008	2007	2006
Bank credit facility	$8,978	$2,799	$—
Prior bank credit facility	—	2,755	3,463
1999 8 1/8% senior notes	—	—	284
2005 6 1/8% senior notes	15,313	15,313	15,355
2001 8 3/8% senior subordinated notes	1,369	1,369	1,369
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	21,038	21,038	21,038
2004 7 1/8% senior subordinated notes	16,031	16,031	15,987
2005 6 7/8% senior subordinated notes	10,313	10,313	10,341
WNBA note	181	301	336
Line of credit	388	641	515
Salishan-Mohegan bank credit facility	1,153	1,186	—
Mohegan Tribe promissory note	244	—	—
Capital lease	47	—	—
Amortization of net deferred gain on settlement of derivative instruments	455	455	444
Amortization of debt issuance costs	4,831	3,835	2,976
Capitalized interest	(6,548)	(1,673)	(1,180)

Total interest expense, net of capitalized interest	$93,793	$94,363	$90,928

Sufficiency of Resources

We believe that existing cash balances, financing arrangements, including the December 2008 amendment to our bank credit facility, and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. We can, however, make no assurances in this regard—see Part I. Item 1A. Risk Factors for a discussion of the risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our amended bank credit facility. Factoring in the reduction in the size of our bank credit facility from $1.0 billion to $850.0 million, pursuant to the amendment to our bank credit facility in December 2008, we had approximately $542.8 million of borrowing capacity under our amended bank credit facility, without taking into account covenants under the bank credit facility and the amended bank credit facility, the line of credit and note indentures. Considering restrictive financial covenants under our amended bank credit facility and note indentures, the amount available for borrowings approximated $85.0 million under the bank credit facility as of September 30, 2008. Distributions to the Tribe are forecasted to total approximately $82.5 million for fiscal year 2009.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,548,883	$27,938	$199,845	$945,500	$375,600
Interest payments on long-term debt (3)	383,745	99,759	149,864	102,248	31,874
Construction obligations (4)	84,997	84,997	—	—	—
Procurement obligations (5)	75,394	7,187	29,521	25,394	13,292
Capital lease obligations (6)	7,307	630	1,335	1,441	3,901

Total	$2,100,326	$220,511	$380,565	$1,074,583	$424,667

(1)

Amounts represent payment obligations from October 1, 2008 to September 30, 2009, exclusive of our 6 3/8% $330.0 million senior subordinated notes which mature on July 15, 2009, as we intend to refinance these notes with proceeds from our amended bank credit facility, as described herein.

(2)

Long-term debt includes maturities scheduled as of September 30, 2008 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan-Mohegan bank credit facility, but excludes interest payments. Long-term debt also assumes that proceeds from the amended bank credit facility will be used to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009.

(3)	Includes interest payments expected to be paid on long-term debt as of September 30, 2008, pursuant to respective debt agreements.
(4)	Amounts represent expenditures we must pay in connection with Project Horizon and other capital projects.
(5)	Amounts represent expenditures we must pay in connection with agreements entered into with vendors for inventory and sundry items.
(6)	Amounts represent principal payments to the Tribe relating to property adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2008 that require payments during the periods described below. The calculation of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are indicated more fully in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates and, while some agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contributions (2)	$210,104	$431,417	$454,377	$1,260,719
Relinquishment commitments (3)	65,972	131,609	147,037	99,075
Priority distributions (4)	17,796	37,127	39,271	108,393
Town of Montville commitment (5)	500	1,000	1,000	2,500
Slot machine tax assessment payments (6)	132,354	269,122	281,808	781,907
Property tax litigation payments (7)	1,731	4,471	4,826	5,610

Total	$428,457	$874,746	$928,319	$2,258,204

(1)	Amounts represent payment commitments from October 1, 2008 to September 30, 2009.

(2)	Slot win contributions are a portion of gross slot revenues that we must pay to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are 5.0% of revenues, as defined in the relinquishment agreement. The payments due reflect our estimates of amounts to be paid under the relinquishment agreement based on our estimated future revenues subject to the relinquishment agreement.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. The payments are calculated based on our net cash flows, as defined in the priority distribution agreement, and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.85%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Slot machine tax assessment payments are a portion of gross slot revenues that Downs Racing must pay to the PGCB on a daily basis, which includes local share assessments to be paid to host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million.
(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing will continue to make agreed upon annual payments to the Wilkes-Barre Area School District for each tax year through 2015.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses incurred by Salishan-Mohegan and WTG for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables were fully reserved at September 30, 2008.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also use information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

Relinquishment Liability

In accordance with SFAS No. 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually in conjunction with our budgeting process, or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by 5.0% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5.0% of such decrease in revenues, discounted based upon a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, other than land, using the straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3-7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of our assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows, as well as other factors, then an impairment loss is recognized in the respective consolidated statement of income.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. We assessed the goodwill for impairment using an income approach and determined that no impairment existed at September 30, 2008 and 2007. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs entities. As a result of a reduction in estimated future revenues and associated cash flows due to the current economic conditions, and an increase in the weighted average cost of capital, the amount by which the estimated fair value of the Pocono Downs entities exceeds its book value has decreased from the prior fiscal year. If estimates of projected cash flows of the Pocono Downs entities are not met, the goodwill may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying consolidated financial statements.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is evaluated periodically for impairment by applying a fair-value based test pursuant to SFAS 142 and, if impairment occurs, the amount of the impairment will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise and the assets of PCC are also assessed periodically for impairment pursuant to appropriate accounting standards. Pursuant to SFAS 142, the Menominee Project development rights intangible asset were determined to be fully impaired following the issuance of new guidance by the Bureau of Indian Affairs on its policy for taking off-reservation land into trust for gaming purposes and an unfavorable decision by the United States Department of the Interior to reject the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court’s subsequent refusal to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. The $3.7 million loss associated with the write-off is included in depreciation and amortization expense in the accompanying consolidated statement of income for the fiscal year ended September 30, 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement but does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the potential impact that SFAS 160 may have on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that SFAS 161 may have on our financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, that SFAS 162 may have on our financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our amended bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus Applicable Rates, as defined in the amended bank credit facility. As of September 30, 2008, we had $300.0 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of September 30, 2008 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of September 30, 2008.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-Term Debt and Capital Lease Obligations (including current portions):
Fixed Rate	$630	$654	$17,025	$580,707	$250,734	$378,902	$1,228,652	$1,011,933
Average interest rate	3.9%	3.9%	8.2%	7.1%	6.1%	7.0%	6.9%
Variable Rate	$27,938	$62,500	$121,000	$115,500	$—	$600	$327,538	$327,538
Average interest rate (1)	4.9%	3.6%	4.2%	4.7%	—	—	4.3%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $3.3 million.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Authority. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This management report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section unless we specifically state that this report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position
Bruce S. Bozsum	48	Chairman and Member, Management Board
Marilynn R. Malerba	55	Vice Chairwoman and Member, Management Board
Allison D. Johnson	38	Recording Secretary and Member, Management Board (1)
Ralph James Gessner, Jr.	39	Corresponding Secretary and Member, Management Board (1)
William Quidgeon, Jr.	46	Treasurer and Member, Management Board (1)
Mark F. Brown	51	Member, Management Board (1)
Mark W. Hamilton	55	Member, Management Board (1)
Cheryl A. Todd.	48	Member, Management Board
Thayne D. Hutchins, Jr.	37	Member, Management Board
Mitchell Grossinger Etess	50	Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	46	Chief Operating Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	60	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	36	President and Chief Executive Officer of the Pocono Downs entities

(1)	Designates a member of the Audit Committee.

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

Ralph James Gessner, Jr.—Mr. Gessner brings nine years of casino experience to his first term on the Management Board. Prior to being seated on the Tribal Council and the Management Board in October 2005, Mr. Gessner served as Executive Host at Mohegan Sun beginning in 1997, was promoted to Manager and then Director of Executive Hosts and finally to Vice President of Casino Marketing. Mr. Gessner holds a bachelor’s degree in hotel and restaurant management from the University of Southwestern Louisiana.

William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and the Management Board in October 2005, after serving in several capacities for the Tribal government and Mohegan Sun. Mr. Quidgeon served as Senior Project Manager for the Mohegan Tribal Development Department from 1999 to 2005 where he was responsible for renovations and construction within the casino and Tribal government. He also served as Board Chairman of Mohegan Information Technology Group, a limited liability company majority-owned by the Tribe.

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

Cheryl A. Todd—Ms. Todd was first seated on the Tribal Council and the Management Board in March 2007, after serving as Executive Assistant to the Chairman of the Management Board for 11 years. As Executive Assistant to the Chairman, she participated in the daily operations of the Tribe, interacting with every department within the government and Mohegan Sun; federal, state and local government representatives; officials from other Indian Nations; and corporate and financial executives. In addition to her work experience with the Tribe, Ms. Todd also served on the Mohegan Strategic Planning Committee and the Mohegan Election Committee. Prior to her employment with the Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial officer. Our code of ethics is available on our website at www.mtga.com under “Corporate Governance.”

If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive or principal financial and accounting officer, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

Item 11. Executive Compensation.

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

Role of the Compensation Committee and Senior Management

The Management Board, made up of the nine members of the Mohegan Tribal Council, serves as the Compensation Committee of the Mohegan Tribal Gaming Authority and has final authority over the design, negotiation and implementation of all executive compensation programs. As more fully described below, Mr. Etess, along with the Senior VP/Casino Operations and VP/Human Resources of Mohegan Sun, have taken the leading roles in program design. In addition, acting within the boundaries of the annual budget approved by the Management Board, Mr. Etess sets the salaries of, and exercises discretion subject to Management Board approval, with respect to bonus and non-equity incentive compensation paid to, our executive officers.

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

During fiscal year 2006, a thorough review of the Authority’s executive compensation program was undertaken with the assistance of Mercer Human Resources Consulting, or Mercer, a nationally recognized compensation consulting firm. Based on the Mercer study, Mr. Etess, along with the Senior VP/Administration and VP/Human Resources of Mohegan Sun, designed a new cash-based annual incentive compensation program, titled the Mohegan Sun Executive Compensation Performance Reward Program, or PRP. Additional information about the PRP, and each other element of compensation offered to our NEOs in 2008, is set forth below.

Annual Compensation

Annual compensation consists of base salaries and employee benefits. These elements are intended to provide some degree of compensation certainty to the NEOs by providing compensation that, unlike incentive compensation, is not at-risk based upon our performance.

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

During fiscal year 2006, we entered into employment agreements with Messrs. Etess, Hartmann and Chupaska with base salaries and guaranteed bonus amounts that, when combined, provide annual compensation amounts reflecting our need to compete for and retain management talent in a competitive environment. Recognizing the negative impact of the current economic conditions on our business, although their respective agreements provide for annual base salary increases effective January 1 of each year of not less than 5% of the executive’s prior base salary, Messrs. Etess, Hartmann and Chupaska have elected to forego any annual increase consideration for fiscal year 2009. The Management Board and Mr. Soper are negogioting a new employment agreement that is expected to include a minimum base salary provision. We entered into an employment agreement with our fifth NEO, Mr. Patrone, during fiscal year 2006. Mr. Patrone’s employment agreement provides a competitive salary and bonus eligibility, as well as an annual 4% increase to base salary.

Employee Benefits

The NEOs receive certain employee benefits. For fiscal 2008, these benefits included health insurance, dental and vision coverage, prescription drug plans, flexible spending accounts, long-term disability and the opportunity to participate in the Tribe’s deferred compensation, retirement and 401(k) plans. In addition, we offer Messrs. Etess, Hartmann and Chupaska perquisites that consist of our payment of premiums on life insurance policies for which such NEO is the owner. All of our NEOs receive employer contributions and our other contributions on the NEO’s behalf to the Tribe’s retirement and 401(k) plan, our payment of premiums for supplemental long-term disability policies and complementary tickets to events and performances held at Mohegan Sun Arena as selected by each NEO.

Incentive Compensation

In fiscal 2008, the Authority offered its NEOs the opportunity to earn additional incentive compensation in the form of cash bonuses under the PRP. Messrs. Etess, Hartmann and Chupaska elected to forgo such consideration under this program for fiscal year 2008. The bonus awarded to Mr. Soper for fiscal 2008 was recommended by Mr. Etess based on his assessment of the role played by Mr. Soper in the financial performance of Mohegan Sun at Pocono Downs, , and approved by the Management Board. The bonus awarded to Mr. Patrone for fiscal 2008 was determined by Mr. Etess based on his assessment of the achievements made toward the stated goals and objectives by Mr. Patrone, as described below.

Mohegan Sun Executive Compensation Performance Reward Program

Background. In fiscal 2006, Mercer conducted a market pricing assessment of the relative competitiveness of the total cash compensation paid by the Authority to its NEOs, other than Mr. Soper, and 25 other senior executives. For the NEOs other than Mr. Soper, Mercer compared the compensation of these executives to that paid to executives in similar positions in publicly traded companies with similar annual revenues as well as companies in the leisure, hospitality and gaming industries.

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

To attempt to bridge the gap in total direct compensation identified by the Mercer study, a new cash-based incentive compensation program was developed and implemented for corporate officers of the Authority, including four of our five NEOs, in the 2007 fiscal year and was again offered in the 2008 fiscal year. The PRP was not extended to executives serving at Mohegan Sun at Pocono Downs, so Mr. Soper did not participate in the PRP during fiscal 2008. The Authority is in the process of establishing the fiscal year 2009 performance targets for the PRP, and it is expected that this program will be extended to Mr. Soper and other senior executives at Pocono Downs at that time.

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

The PRP established three levels of awards, two of which impact NEO compensation:

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

•

Senior Executive Level: Defined as those positions charged with delivering focused strategic business plans throughout their enterprise and the departments that they are charged to oversee. As a group they are charged with directing the development of strategic business plans to achieve the approved business strategies of the Authority and ultimately prompt the delivery of successful performance of all departments and enterprises. Their individual or collective actions or failure to act have the second highest consequence of error on overall operations. Mr. Patrone is the only NEO whose award is set at this level.

Both the Chief Executive Officer and Senior Executive levels were established with an “at risk” bonus amount of 60% of base salary so as to afford the executives at these levels total compensation potential at a level equal to 90% of the 50th percentile of total direct compensation paid by comparator companies to executives in similar positions, according to the Mercer market data.

The PRP is intended to compensate executives based on their performance over four primary measurement areas during each fiscal year, including financial performance, customer service, organizational and learning and growth. The measurement areas are derived from the guiding principles of the organization since Mohegan Sun’s establishment in 1996. The financial performance area, which for the 2008 fiscal year measured the Adjusted EBITDA of Mohegan Sun in relation to a target established prior to the beginning of the fiscal year as part of the Authority’s budgeting process, accounts for 50% of the “at risk” pool. For this purpose, “Adjusted EBITDA” or earnings before interest, income taxes, depreciation and amortization, pre-opening costs and expenses, reassessment and accretion of discount to the relinquishment liability, write-off of debt issuance costs, income (loss) from discontinued operations and other non-operating income and expense. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP,.but the Authority historically has evaluated its operating performance with Adjusted EBITDA. Although EBITDA it is not a measure of performance calculated in accordance with generally accepted accounting principals, it is the most important metric we use in evaluating our financial performance.

The actual targets used, and the extent of the “at risk” pool each of the areas comprises, are determined following the annual strategic planning process in the discretion of Mr. Etess in conjunction with the Senior VP/Casino Operations, Senior VP/Finance and CFO and VP/Human Resources of Mohegan Sun.

Compensation Committee Report

The MTGA Management Board, made up of the nine member Mohegan Tribal Council, serves as the Compensation Committee of the Mohegan Tribal Gaming Authority. The Management Board met with management to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved that this Compensation Discussion and Analysis be included in the Authority’s Form 10-K for its 2008 fiscal year.

Management Board

Bruce S. Bozsum

Marilynn R. Malerba

Allison D. Johnson

Ralph James Gessner, Jr.

William Quidgeon, Jr.

Mark F. Brown

Mark W. Hamilton

Cheryl A. Todd

Thayne D. Hutchins, Jr.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (1) ($)	Total ($)
Mitchell Grossinger Etess	2008	1,182,899	372,035	—	60,537	1,615,471
Chief Executive Officer,	2007	1,118,879	372,960	164,775	58,079	1,714,693
Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	2008	1,079,077	351,738	—	50,119	1,480,934
Chief Operating Officer,	2007	1,028,773	342,924	165,475	48,203	1,585,375
Mohegan Tribal Gaming Authority
Leo M. Chupaska	2008	655,093	201,424	—	37,330	893,847
Chief Financial Officer,	2007	612,821	204,274	86,103	30,480	933,678
Mohegan Tribal Gaming Authority
Robert J. Soper	2008	343,624	127,101	—	6,750	477,475
President and Chief Executive Officer,	2007	347,164	161,338	—	6,774	515,276
Mohegan Sun at Pocono Downs
Anthony Patrone	2008	366,588	—	52,945	10,203	429,736
Senior Vice President of Marketing,	2007	332,747	—	144,472	11,308	488,527
Mohegan Sun

(1)	Below is a breakdown of “All Other Compensation.”

Name	Fiscal Year	401(K) (1) ($)	Life Insurance (2) ($)	Income Taxes for Life Insurance Benefits (3) ($)	Retirement (4) ($)	Long-Term Disability (5) ($)	Total ($)
Mitchell Grossinger Etess	2008	6,900	30,035	13,780	636	9,186	60,537
	2007	6,750	30,035	13,780	624	6,890	58,079
Jeffrey E. Hartmann	2008	6,900	24,299	11,148	636	7,136	50,119
	2007	6,750	24,299	11,178	624	5,352	48,203
Leo M. Chupaska	2008	6,900	2,086	957	636	26,751	37,330
	2007	6,750	2,086	957	624	20,063	30,480
Robert J. Soper	2008	6,750	—	—	—	—	6,750
	2007	6,750	—	—	24	—	6,774
Anthony Patrone	2008	6,900	—	—	636	2,667	10,203
	2007	8,861	—	—	624	1,823	11,308

(1)	Employee 401(k) matching contributions.
(2)	Premium payments on life insurance policies owned by individual.
(3)	Reimbursements for the payment of income taxes pertaining to certain life insurance benefits.
(4)	Employer retirement contributions.
(5)	Premium payments on a long-term disability policies.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under-Non Equity Plan Awards (1) Target ($)
Mitchell Grossinger Etess	1/16/2008	315,834
Jeffrey E. Hartmann	1/16/2008	288,114
Leo M. Chupaska	1/16/2008	174,910
Robert J. Soper	—	—
Anthony Patrone	1/16/2008	219,953

(1)	The amounts shown in the table above are attributable to the participation of the NEOs, other than Mr. Soper, in the PRP. Target level payouts assume the Authority had achieved 100% of each performance target for fiscal 2008. The target amounts for Messrs. Etess, Hartmann and Chupaska were reduced from 60% of base salary to 26.7% of base salary by virtue of contractual provisions entitling them to receive 33.3% of base salary annually. Messrs. Etess, Hartmann and Chupaska elected to forgo such consideration under this program for fiscal year 2008. See the “Narrative” disclosure below for a more thorough explanation of the 2008 PRP targets and payouts awarded to each NEO. “Threshold” and “Maximum” columns have not been presented in this table because Mr. Etess possesses discretion under the PRP to make awards even if none of the targets are achieved, subject to ratification by the Management Board. Similarly, maximum level payouts cannot be determined. Under the PRP for fiscal 2008, in the event the Authority were to have exceeded its Adjusted EBITDA target, 20% of the dollar amount by which such target was exceeded would have been added to the overall pool established for the PRP, and each NEO would have been eligible to receive a portion of the added amount as determined by Mr. Etess in his discretion.

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

The following table shows the criteria and weightings set for the participating NEOs under the PRP for fiscal 2008:

Measurement Area	Why We Used This Area	2008 Goal(s)	Percentage of “At Risk” Pool
Bottom-line Financial Performance Perspective—Adjusted EBITDA	Mohegan Sun’s Adjusted EBITDA is the single most important measure of our financial performance.	$370.1 million of Adjusted EBITDA for Mohegan Sun, with no awards payable under this area if recorded Adjusted EBITDA did not meet or exceed 95% of this amount.	50

Customer Relations Perspective	Our ability to deliver superior customer service and ensure future patronage directly affects results.	Maintain or exceed a 2% increase over prior year of “excellent” ratings for customer service in surveys returned to Sterling, a third party marketing firm, by former patrons of Mohegan Sun.	20

Internal Business Perspectives	It required management to undertake organizational and operational development initiatives, with a focus on internal processes that relate directly to strategic business plans.	1. Develop specific “Action Plans” that address organizational effectiveness in departments, improvements to significant business processes, operational efficiency, revenue/expense management and service delivery enhancements.	10
		2. Achieve a 50% reduction in internal audit repetitive findings	10

Learning and Growth Perspectives	It encouraged management to enhance their leadership abilities and attain personal and career development goals through specific development actions as identified within the performance evaluation system.	Completion of individually designed leadership development actions	10

The actual payouts for the 2008 fiscal year, shown in the Summary Compensation Table, reflected that the Authority did not achieve the Adjusted EBITDA target and that certain other components measured by the PRP were fully satisfied by each participating executive officer. Mr. Etess, in conjunction with the Authority’s Senior VP/Casino Operations, Senior VP Finance and Chief Financial Officer and VP/Human Resources, reviewed these financial and other results and exercised his discretion to reduce the payouts under the PRP to approximately 14.8% of the initial targeted amount for Mr. Patrone. No cash payments were made in this program for Messrs. Etess, Hartmann and Chupaska as these NEOs elected to forgo such consideration under this program for the fiscal year 2008. The Management Board approved the payment to Mr. Patrone.

Nonqualified Deferred Compensation

The Authority offers the NEOs the opportunity to participate in a deferred compensation plan, or DCP, sponsored by the Tribe. The DCP is a non-qualified plan that allows the Authority’s executives to defer all or a portion of their compensation. The Company does not make contributions on behalf of its executive officers to the DCP.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mitchell Grossinger Etess	729,397	—	(341,086)	—	2,868,097
Jeffrey E. Hartmann	635,950	—	(693,516)	—	3,515,912
Leo M. Chupaska	108,290	—	(124,558)	—	1,605,476
Robert J. Soper	—	—	(3,983)	(15,552)	16,111
Anthony Patrone	—	—	—	—	—

The named executive officers may elect to defer all or a portion of their compensation under the DCP. The amounts deferred by each named executive officer will be deemed invested in the fund or funds designated by such named executive officer from among a number of funds offered under the DCP. Officers may change their deemed investments from time to time. The following twenty-three funds were available for investment under the DCP through August 31, 2008:

Fund Name

Merrill Lynch Institutional

Davis New York Venture Y

Oppenheimer Small & Mid Cap Value Y

American Funds—Growth Fund of America R5

Oakmark International I

Eaton Vance Dividend Builder A

Janus Advisor Forty A

PIMCO Total Return Instl

BlackRock Healthcare I

BlackRock Global Allocation I

Lazard Emerging Markets Open

BlackRock Eurofund I

Hotchkis & Wiley Large Cap Value I

Seligman Communications & Information I

DWS RREEF Real Estate Sec A

BlackRock S&P 500 Index I

Neuberger Berman Partners Trust

Franklin Small-Mid Cap Growth Advisor

John Hancock High Yield Bond A

Allianz OCC Renaissance Admin

PIMCO Real Return Instl

Fidelity Advisor Small Cap A

MainStay Small Cap Opportunity I

Effective September 1, 2008 administration of the DCP was transferred to a different administrator, providing the availability of the following seventeen funds for investment under the DCP:

Fund Name

Schwab Value Advantage Money Fund (Select)

PIMCO Total Return (Instl)

Blackrock Global Allocation (I)

American Beacon Large Cap Value (Pin)

Schwab S&P Index (Sel)

Davis New York Venture Fund (A)

American Funds Growth Fund R4

Columbia Mid Cap Value (Z)

Morgan Stanley Ins Mid Growth (I)

Columbia Small Cap Value II (Z)

WF Adv Small Cap Growth (Adm)

Thornburg International Value (I)

Lazard Emerging Markets (Inst)

Cohen & Steers Real

JennDry Jenn Utility (A)

T. Rowe Price Health

Allianz RCM Tech

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

Potential Payments and Benefits upon Termination or Change in Control

The table below reflects potential payments to our named executive officers in the event of a termination of employment based on the terms of employment agreements as described above. The amounts shown represent our reasonable estimates of the amounts which would be paid to the named executive officers upon their termination, assuming in each case that the termination occurred on September 30, 2008, the last business day of our last fiscal year. The actual amounts to be paid can only be determined at the time of the named executive officers’ separation from the Authority. Due to the sovereignty of the Authority, potential payments upon change in control is not included within the table below as these are not applicable.

	Salary ($)	Target Bonus ($)	Continuation of Medical Benefits ($)	Penalty Payment (2) ($)	Relocation Expenses ($)	Total ($)
Mitchell Grossinger Etess
Termination without cause	4,421,832	1,473,943	15,195	500,000	—	6,410,970
Termination due to medical disability (1)	636,548	—	1,002,562	—	—	1,639,110
Jeffrey E. Hartmann
Termination without cause	4,033,731	1,344,576	15,195	500,000	—	5,893,502
Termination due to medical disability (1)	580,678	—	914,569	—	—	1,495,247
Leo M. Chupaska
Termination without cause	1,507,938	502,645	10,581	—	—	2,021,164
Termination due to medical disability (1)	332,874	—	498,829			831,703
Robert J. Soper
Termination without cause	343,624	—	—	—	25,000	368,624
Anthony Patrone
Termination without cause	366,588	—	—	—	25,000	391,588

(1)	Pursuant to the agreement, for termination without cause, the continuation of medical benefits shall be provided by the Authority for a period of one year. For termination due to medical disability, pursuant to the agreement, the Authority is required to provide the Executive’s base compensation for a period of 180 days, thereafter if the Authority, at it’s option, ceases the agreement, shall provide for disability insurance coverage providing for payment of 50% of the Executive’s Base salary for a period of two years commencing at the termination of the agreement.
(2)	For termination without cause, pursuant to the agreement, and if the Executive agrees to the early withdraw of his deferred compensation balance, at which time the Authority shall pay the penalty for early withdrawal, including the necessary gross up for income taxes. The above payment is assuming the Executive withdraws his deferred compensation on or before December 31, 2008, in which case the Authority will pay the lesser of the actual penalty or $500,000,

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

Mr. Soper. We are party to an employment agreement with Mr. Soper that contains provisions substantially identical to that of Mr. Patrone. The Authority and Mr. Soper are negogiating a new employment agreement reflecting his expanded duties and leadership role at Pocono Downs.

Compensation of the Management Board

The following table provides compensation information for fiscal year 2008 for each member of our Management Board.

Name	Fees Earned ($)	All Other Compensation (1) ($)	Total ($)
Bruce S. Bozsum	186,051	289	186,340
Marilynn R. Malerba	169,137	262	169,399
Allison D. Johnson	135,309	210	135,519
Ralph James Gessner, Jr.	135,309	210	135,519
William Quidgeon, Jr.	135,309	210	135,519
Mark F. Brown	183,023	518	183,541
Mark W. Hamilton	135,309	210	135,519
Cheryl A. Todd	135,309	210	135,519
Thayne D. Hutchins, Jr.	135,309	210	135,519

(1)	Represents payment of premiums on life insurance policies for which the member is the owner.

Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Because of the dual role played by these individuals in the governance of the Authority as well as the Tribe itself, under the terms of an arrangement established at the time Mohegan Sun opened, the Authority is allocated the responsibility to fund a portion of the compensation paid to them. For fiscal 2008, the Authority was allocated 60% of these payment obligations, based on consideration of the amount of time that the Tribal Council functions in its capacity as the Management Board as opposed to its capacity as the Tribal Council, including participation in weekly Board meetings (and related preparation), weekly breakfast meetings with the MTGA executive team, bi-weekly executive committee meetings and, from October 2006 through September 2008, bi-weekly meetings relating to Project Horizon. In addition, certain members of the Tribal Council participate at the monthly board meetings relating to our diversification efforts, and make periodic trips to Mohegan Sun at Pocono Downs. Because we believe that the 2009 activities of the Council will be consistent with their 2008 activities, we expect the Authority also will fund 60% of the compensation of these individuals for fiscal 2009.

Compensation Committee Interlocks and Insider Participation

As noted above, the entire Management Board serves as the compensation committee of the Authority.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedure for Review of Related Party Transactions

Potential conflicts of interest, including related party transactions reportable under SEC rules, must be approved in advance. We have a code of ethics, located on our website at “www.mtga.com”, which applies to our Chief Executive Officer, or principal executive officer, our Chief Financial Officer, or principal financial officer, and all other executive officers, whom we collectively refer to as our principal officers and specifically addresses conflicts of interest. Pursuant to the code ethics, principal officers with an actual or potential conflict of interest must disclose such conflict to the Director of Regulation, his designee or to the Chairman of the Management Board. Consistent with our practice, only the Management Board may waive a provision of this code of ethics for our principal officers.

The Management Board reviews all transactions between us and any of our principal officers. In addition, our corporate governance practices include procedures for discussing and assessing relationships, including business, financial and family member, among us and our principal officers, to the extent that they may arise. The Management Board reviews any transaction with a principal officer to determine, on a case-by-case basis, whether a conflict of interest exists. The Management Board ensures that all directors voting on such a matter have no interest in the matter and discusses the transaction with counsel as deemed necessary.

Transactions between the Tribe, the Authority and the Authority’s Subsidiaries

In August 2006, we purchased a 5.00% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.00% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. In October 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan credit facility. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.00% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In March 2007, we formed WTG to participate in the development of the Menominee Project to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, MVW, which holds an 85.40% membership interest, and a wholly-owned subsidiary of the Mohegan Tribe, MV, which holds the remaining 14.60% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million.

In March 2008, MTGA Gaming and the Tribe formed MG&H. The Tribe holds a 51.00% membership interest in MG&H and MTGA Gaming holds the remaining 49.00% interest. In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a Privilege Fee payment to the State of Kansas in connection with MG&H’s unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility to be located in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe, or the Mohegan Tribe promissory note provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the Mohegan Tribe promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board. During the fiscal year ended September 30, 2008, MG&H incurred $244,000 of interest expense on the Mohegan Tribe promissory note.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and certain administrative services to us in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2008, 2007 and 2006, we incurred $23.9 million, $21.5 million and $19.5 million, respectively, of expenses for such services.

We purchase the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2008, 2007 and 2006, we incurred costs of $23.6 million, $23.7 million and $19.7 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to us during the fiscal year ended September 30, 2007. Prior to this transfer, we recorded $53,000 and $2.8 million of capital expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2007 and 2006, respectively

Leases by the Authority to the Tribe

We had a lease agreement with Little People, LLC, an entity owned by the Tribe, whereby Little People, LLC leased retail space located in The Shops at Mohegan Sun from us. In June 2006, the lease agreement was terminated, and we purchased the furniture and fixtures, inventory and various outstanding accounts receivable pertaining to these retail operations from Little People, LLC for approximately $687,000. This retail outlet is now owned and operated by us.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease. We are required to pay to the Tribe a nominal annual rental fee under the lease. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

The Tribe has entered into various land lease agreements with us for access, parking and related purposes for Mohegan Sun. We expensed $209,000, $262,000 and $262,000 relating to these land lease agreements for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. In July 2008, we entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking. The land lease agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. We have classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

Distributions by the Authority to the Tribe

In August 2001, we entered into an agreement with the Tribe, or the priority distribution agreement, which obligates us to make monthly payments to the Tribe to the extent of our net cash flow, as defined in the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate payments by us to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow and are not secured by a lien or encumbrance on any of our assets or property. Our consolidated financial statements reflect payments associated with the priority distribution agreement of $17.3 million, $16.8 million and $16.3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

In compliance with the restrictive covenants of our bank credit facility and indentures, we distributed to the Tribe $58.2 million, $62.7 million and $72.6 million, net of $16.8 million, $16.8 million and $16.3 million, respectively, relating to priority distribution payments for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Mohegan Tribal Employment Rights Ordinance

In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, as amended from time to time, or the TERO, which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal lands on or adjacent to the Mohegan Reservation. Pursuant to the TERO, we and other covered employers are required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

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

As of September 30, 2008, approximately 130 employees of the Authority were members of the Tribe.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal year 2008 and fiscal year 2007 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal year 2008 and fiscal year 2007.

	Fiscal Year 2008	Fiscal Year 2007
Audit fees	$757,159	$806,981
Audit-related fees	—	72,941
Tax fees	4,250	7,400
All other fees	3,000	3,000

Total	$764,409	$890,322

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A(1). Financial Statements

The following financial statements and reports appear in this Form 10-K beginning on page F-2 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2008 and 2007

Consolidated Statements of Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2008, 2007 and 2006

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A(3). Exhibits

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 29, 2008.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

December 29, 2008

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83,847	$104,659
Restricted cash	958	937
Receivables, net	40,746	25,005
Inventories	17,931	17,119
Other current assets	27,724	25,991

Total current assets	171,206	173,711
Non-current assets:
Property and equipment, net	1,693,402	1,401,206
Goodwill	39,459	39,459
Other intangible assets, net	390,057	394,477
Other assets, net	68,781	71,124

Total assets	$2,362,905	$2,079,977

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$27,938	$17,591
Current portion of relinquishment liability	81,337	96,486
Current portion of capital lease	630	—
Trade payables	23,986	17,386
Construction payables	102,661	36,402
Accrued interest payable	20,125	20,274
Other current liabilities	141,411	145,452

Total current liabilities	398,088	333,591
Non-current liabilities:
Long-term debt, net of current portion	1,522,314	1,276,109
Relinquishment liability, net of current portion	304,031	406,858
Capital lease, net of current portion	6,677	—
Other long-term liabilities	526	735

Total liabilities	2,231,636	2,017,293
Minority interests	3,258	3,933
Commitments and contingencies
Capital:
Retained earnings	128,011	58,751

Total capital	128,011	58,751

Total liabilities and capital	$2,362,905	$2,079,977

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007	For the Fiscal Year Ended September 30, 2006
Revenues:
Gaming	$1,410,774	$1,469,343	$1,279,835
Food and beverage	103,968	102,097	95,786
Hotel	48,740	47,333	50,818
Retail, entertainment and other	144,256	133,139	121,532

Gross revenues	1,707,738	1,751,912	1,547,971
Less—Promotional allowances	(135,555)	(131,846)	(124,917)

Net revenues	1,572,183	1,620,066	1,423,054

Operating costs and expenses:
Gaming	892,034	869,333	720,063
Food and beverage	49,951	50,499	49,420
Hotel	17,314	16,959	16,883
Retail, entertainment and other	56,848	48,435	43,223
Advertising, general and administrative	229,407	231,585	201,122
Corporate expenses	25,188	10,507	10,558
Pre-opening costs and expenses	4,652	3,836	5,130
Depreciation and amortization	102,370	93,347	88,016
Relinquishment liability reassessment	(68,947)	2,997	39,407

Total operating costs and expenses	1,308,817	1,327,498	1,173,822

Income from operations	263,366	292,568	249,232

Other income (expense):
Accretion of discount to the relinquishment liability	(27,085)	(29,794)	(30,707)
Interest income	3,795	3,695	2,245
Interest expense, net of capitalized interest	(93,793)	(94,363)	(90,928)
Write-off of debt issuance costs	—	(71)	—
Other income (expense), net	248	(137)	24,508

Total other expense	(116,835)	(120,670)	(94,882)

Income from continuing operations before minority interests	146,531	171,898	154,350
Minority interests	2,729	648	420

Income from continuing operations	149,260	172,546	154,770
Discontinued operations:
Income from discontinued operations	—	94	147
Loss on sale of discontinued operations	—	(73)	—

Total income (loss) from discontinued operations	—	21	147

Net income	$149,260	$172,567	$154,917

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

Total Capital
Balance, September 30, 2005	$(104,872)
Net income	154,917
Distributions to Tribe	(88,900)

Balance, September 30, 2006	$(38,855)

Net income	172,567
Distributions to Tribe	(75,000)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, September 30, 2007	$58,751

Net income	149,260
Distributions to Tribe	(80,000)

Balance, September 30, 2008	$128,011

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended Fiscal Year 30, 2007	For the Fiscal Year Ended Fiscal Year 30, 2006
Cash flows provided by (used in) operating activities:
Net income	$149,260	$172,567	$154,917
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	102,370	93,444	88,182
Accretion of discount to the relinquishment liability	27,085	29,794	30,707
Relinquishment liability reassessment	(68,947)	2,997	39,407
Cash paid for accretion of discount to the relinquishment liability	(27,762)	(30,022)	(29,897)
Gain on Pocono Downs purchase settlement	—	—	(25,444)
Accretion of discount to the Pocono Downs purchase settlement	(1,246)	(1,584)	—
Net loss on disposition of assets	295	1,678	172
Net loss on sale of Erie OTW	—	73	—
Provision for losses on receivables	18,338	3,396	3,557
Amortization of debt issuance costs	4,831	3,835	2,976
Write-off of debt issuance costs	—	71	—
Amortization of net deferred gain on settlement of derivative instruments	455	455	444
Minority interests	(2,729)	(648)	(420)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(24,977)	1,379	(12,886)
(Increase) decrease in inventories	(812)	(1,603)	573
Increase in other assets	(5,828)	(8,737)	(9,740)
Increase (decrease) in trade payables	6,600	(2,944)	2,395
(Decrease) increase in other liabilities	(3,842)	20,252	9,317

Net cash flows provided by operating activities	173,091	284,403	254,260

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase in construction payables of $66,259, $30,017 and $34, respectively	(317,429)	(132,178)	(101,886)
Payment of Category One slot machine license fee	—	(50,000)	—
Acquisition of Menominee Project development rights and other related assets	—	(6,381)	—
Acquisition of Pautipaug Country Club assets	—	(4,651)	—
Proceeds from settlement of contract dispute	—	2,000	—
Proceeds from sale of Erie OTW	—	6,967	—
Issuance of third party loans and advances	(4,708)	(4,461)	(3,405)
Proceeds from asset sales	785	362	449
Payments received on third-party loans	623	512	678
Increase in restricted cash	(21)	(937)	—

Net cash flows used in investing activities	(320,750)	(188,767)	(104,164)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	—	278,000	233,000
Prior Bank Credit Facility repayments—revolving loan	—	(278,000)	(233,000)
Bank Credit Facility borrowings—revolving loan	575,000	206,000	—
Bank Credit Facility repayments—revolving loan	(608,000)	(173,000)	—
Bank Credit Facility borrowings—term loan	300,000	—	—
Salishan Credit Facility borrowings—revolving loan	3,750	17,250	—
Line of credit borrowings	565,746	524,313	444,226
Line of credit repayments	(579,399)	(507,722)	(444,226)
Borrowings from the Mohegan Tribe	8,333	—	—
Payments to the Mohegan Tribe	(8,333)	—	—
Payments on long-term debt	(1,000)	(3,550)	(14,970)
Minority interest contributions and advances	2,054	—	1,340
Principal portion of relinquishment liability payments	(48,352)	(47,399)	(44,731)
Distributions to Tribe	(80,000)	(75,000)	(88,900)
Payments on capital lease obligations	(177)	(34)	—
Capitalized debt issuance costs	(2,775)	(7,081)	(14)

Net cash flows provided by (used in) financing activities	126,847	(66,223)	(147,275)

Net (decrease) increase in cash and cash equivalents	(20,812)	29,413	2,821
Cash and cash equivalents at beginning of year	104,659	75,246	72,425

Cash and cash equivalents at end of year	$83,847	$104,659	$75,246

Supplemental disclosure:
Cash paid during the year for interest	$95,204	$92,501	$91,305

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

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs Entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs (“Pocono Downs”), a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs Entities as separate operating segments.

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third party to participate in a proposed development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly owned subsidiary of the Tribe, hold 85.40% and 14.60% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, formed to participate in a proposed development of a casino to be owned by the federally recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

MTGA Gaming and the Tribe hold 49.00% and 51.00% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H was formed to evaluate and pursue new business opportunities on behalf of the Authority and the Tribe. MG&H holds a 100.00% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”), which in turn holds a 100.00% membership interest in Mohegan Resorts Mass, LLC (“MRM”), formed to evaluate potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds a 100.0% membership interest in Mohegan Resorts Kansas, LLC (“MRK”), formed in connection with an effort, ended in September 2008, to secure a gaming license for the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development of a gaming facility to be located in the State of Kansas. It is anticipated that certain of the Authority’s and the Tribe’s future diversification efforts will be conducted, directly or indirectly, through MG&H and Mohegan Resorts.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Authority and its majority and wholly owned subsidiaries and entities. In accordance with the Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts, MRK and MRM are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions are eliminated.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the assessment of impairment of goodwill and impairment and useful lives of intangible assets, estimated collectibility of receivables, the relinquishment liability, the liability associated with unredeemed Player’s Club points and employee medical coverage and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal years 2007 and 2006 consolidated financial statements have been reclassified to conform to the fiscal year 2008 presentation.

Cash and Cash Equivalents

The Authority classifies deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. At September 30, 2008 and 2007, the Authority had cash and cash equivalents of $83.8 million and $104.7 million, respectively. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

Restricted Cash

The Authority classifies cash that is contractually restricted as to its withdrawal or usage as restricted cash. Restricted cash relates to a building permit fee dispute with Township of Plains, PA. There are no contractual requirements regarding the investment of funds, but funds are held in cash. Interests or earnings on the account balance are payable to the Authority. The Authority expects this dispute to be settled within the next 12 months.

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

Receivables from affiliates, which are recorded in other assets in the accompanying consolidated balance sheets, consist primarily of reimbursable costs and expenses incurred by Salishan-Mohegan for the Cowlitz Project (see Note 14) and WTG for the Menominee Project (see Note 13). The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. The WTG receivables are fully reserved at September 30, 2008 (see Note 13).

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, other than land, using the straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the carrying value of the Authority’s assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows, as well as other factors, such a loss will be recognized in the consolidated statement of income. The Authority reviewed the relevant assets, including those related to the suspension of Mohegan Sun’s expansion project (“Project Horizon”), at September 30, 2008 and 2007 and determined that no impairment existed (see Note 10).

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the goodwill associated with the acquisition of the Pocono Downs Entities is not subject to amortization. The goodwill is assessed at least annually for impairment pursuant to SFAS 142 by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. The Authority assessed the goodwill for impairment using an income approach and determined that no impairment existed at September 30, 2008 and 2007. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs Entities. As a result of a reduction in estimated future revenues and associated cash flows due to the current economic conditions, and an increase in the weighted average cost of capital, the amount by which the estimated fair value of the Pocono Downs Entities exceeds its book value has decreased from the prior fiscal year. If estimates of projected cash flows of the Pocono Downs Entities are not met, the goodwill may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying consolidated financial statements.

Other Intangible Assets

In January 2005, the Authority and its wholly owned subsidiary, MCV-PA, acquired all the partnership interests in the Pocono Downs Entities. As part of the acquisition, Downs Racing gained the right to apply for a Category One slot machine license. The right to apply for the license was determined by management to be an intangible asset with an indefinite useful life. Management, with assistance from an independent valuation firm, estimated the fair value of the intangible asset to be $214.0 million (see Note 10). The valuation firm used the Income Approach—Excess Earnings Method. Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing by the Pennsylvania Gaming and Control Board (the “PGCB”) in September 2006 and December 2006, respectively. A one-time slot machine license fee of $50.0 million was paid to the PGCB in October 2006, which was added to the existing slot license intangible asset of $214.0 million. The total slot license intangible asset of $264.0 million, with an indefinite useful life, is included in the accompanying consolidated balance sheets. The slot license intangible asset is assessed at least annually for impairment pursuant to SFAS 142. The Authority assessed the slot license intangible asset for impairment at September 30, 2008 and 2007 and determined that no impairment existed. If estimates of projected cash flows of the Pocono Downs entities are not met, the slot license intangible asset may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying consolidated financial statements.

In connection with the Relinquishment Agreement (see Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name used at or developed for Mohegan Sun. The Mohegan Sun trademark was appraised by an independent valuation firm to have a value of $130.0 million and is included as an intangible asset in the accompanying consolidated balance sheets. The independent valuation firm used the Income Approach—Relief from Royalty Method. In accordance with SFAS 142, the Mohegan Sun

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademark is no longer subject to amortization as it is deemed to have an indefinite useful life. The Mohegan Sun trademark is assessed at least annually for impairment pursuant to SFAS 142. The Authority assessed the Mohegan Sun trademark for impairment at September 30, 2008 and 2007 and determined that no impairment existed. The balance of the Mohegan Sun trademark is as follows (in thousands):

	As of September 30,
	2008	2007
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

In January 2003, MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. As part of the acquisition, management, with the assistance from an independent valuation firm, estimated the fair value of the initial player roster to be $4.8 million, and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value. Refer to Note 15 for further discussion regarding the Authority’s accounting for these intangible assets.

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC. The development rights, determined by management to be an intangible asset with an estimated fair value of $3.7 million, are included in the accompanying consolidated balance sheet as of September 30, 2007. At acquisition, the development rights intangible asset was determined to be amortized on a straight line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, an impairment charge was recorded to reduce the development rights intangible asset to $0 following the issuance of new guidance by the Bureau of Indian Affairs on its policy for taking off-reservation land into trust for gaming purposes and an unfavorable decision by the United States Department of the Interior to reject the Menominee Tribe’s request to suspend review of their application to take off-reservation land into trust in connection with the Menominee Project and a federal court’s subsequent refusal to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. While the Authority expects to continue to support and pursue the Menominee Project, it believes, these actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. Refer to Note 13 for further discussion regarding the Authority’s accounting for this intangible asset.

In May 2007, Mohegan Golf completed the acquisition of substantially all of the assets of Pautipaug Country Club Inc. (“PCC”), including a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million. The membership intangible asset is assessed at least annually for impairment pursuant to SFAS 142. The Authority assessed the membership intangible asset for impairment at September 30, 2008 and 2007 and determined that no impairment existed. Refer to Note 12 for further discussion regarding the Authority’s accounting for this intangible asset.

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

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. In estimating these costs, the Authority considers historical loss experience and makes judgments about the expected levels of costs per claim. The Authority also uses information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Relinquishment Liability

The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement (see Note 11). The Authority reassesses projected revenues, subject to the Relinquishment Agreement, and consequently the relinquishment liability: (i) annually in conjunction with the Authority’s budgeting process, and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by five percent of such increase in revenues, discounted at the Authority’s risk-free rate of investment, an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by five percent of such decrease in revenues, discounted based upon a weighted-average discount rate, a decremental layer. The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of cash and cash equivalents, promissory notes, mortgages and bank financing facilities approximate fair value. The fair value of the Authority’s other financing facilities is as follows (in millions):

	As of September 30,
	2008	2007
2005 6 1/8% Senior Notes	$206.6	$239.7
2001 8 3/8% Senior Subordinated Notes	$16.3	$16.3
2002 8% Senior Subordinated Notes	$206.6	$254.1
2003 6 3/8% Senior Subordinated Notes	$313.5	$326.7
2004 7 1/8% Senior Subordinated Notes	$158.9	$225.3
2005 6 7/8% Senior Subordinated Notes	$102.8	$146.8

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about September 30, 2008 and 2007.

Revenue Recognition

The Authority recognizes gaming revenue as amounts wagered less prizes paid out, and is comprised primarily of revenues from slot machines and table games. Revenues from food and beverage, hotel, retail, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional Allowances

The Authority operates a complimentary Player’s Club program in which food and beverage, hotel, retail, entertainment and other services are provided to guests at Mohegan Sun and Pocono Downs based on points that are earned through gaming activities. The retail value of these complimentary items is included in gross revenues when redeemed at Authority-operated facilities and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third party facilities is charged to gaming expenses.

In addition, the Authority has ongoing promotional programs which offer coupons to its guests for the purchase of food and beverage, hotel and retail amenities offered at Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at Authority-operated facilities within Mohegan Sun and Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third party facilities is charged to gaming expenses.

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2008	2007	2006
Food and beverage	$49,616	$48,138	$46,894
Hotel	15,246	16,385	17,356
Retail, entertainment and other	70,693	67,323	60,667

Total	$135,555	$131,846	$124,917

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2008	2007	2006
Food and beverage	$52,269	$49,243	$48,352
Hotel	8,048	8,866	8,734
Retail, entertainment and other	61,116	54,781	46,874

Total	$121,433	$112,890	$103,960

The Authority records free or discounted food and beverage and other services in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The Authority also offers cash inducements and discounts on patron losses at Mohegan Sun in certain circumstances that result in a reduction to gaming revenues. The offsets to gaming revenues were $21.1 million, $10.3 million and $11.2 million relating to discounts provided on patron losses for fiscal years ending September 30, 2008, 2007 and 2006, respectively, and $1.2 million, $752,000 and $577,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Gaming Expenses

Gaming expenses primarily include the portion of gross slot revenues which must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board (the “PGCB”), which are referred to as slot win contribution and slot machine tax assessments, respectively, labor costs, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club programs offered at Mohegan Sun and Pocono Downs.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2008, 2007 and 2006 were $43.3 million, $42.7 million and $39.3 million, respectively. The Authority did not record any prepaid advertising at September 30, 2008 and 2007.

Corporate Expenses

Corporate expenses represent an allocation of governmental and certain administrative services provided by the Tribe, payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Pocono Downs. In addition, corporate expenses include the costs associated with the Authority’s various gaming diversification efforts, which are expensed as incurred, except when reimbursable by a third party.

Pre-Opening Costs and Expenses

For the fiscal years ended September 30, 2008, 2007 and 2006, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the development of a Phase I

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and II gaming facility at Pocono Downs and the construction of the Casino of the Wind component of Project Horizon at Mohegan Sun. Construction of the Phase I facility commenced in September 2005 and was completed in November 2006, while construction of the Phase II facility (“Project Sunrise”) commenced in May 2007 and was completed in July 2008. Construction of Casino of the Wind commenced in June 2007 and was completed in August 2008. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” pre-opening costs and expenses were expensed as incurred.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement but does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Authority does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact the Authority if it is party to a business combination after the pronouncement has been adopted. The Authority is currently evaluating the potential impact, if any, that SFAS 160 may have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)—an amendment of SFAS No. 133, “Accounting for Derivative Instruments and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Authority is currently evaluating the potential impact, if any, that SFAS 161 may have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Authority is currently evaluating the potential impact, if any, that SFAS 162 may have on its financial position, results of operations and cash flows.

NOTE 3—RECEIVABLES, NET:

Components of receivables, net are as follows (in thousands):

	As of September 30,
	2008	2007
Gaming	$45,706	$21,559
Hotel	1,162	1,263
Other	6,721	6,197

Subtotal	53,589	29,019
Allowance for doubtful accounts	(12,843)	(4,014)

Total receivables, net	$40,746	$25,005

NOTE 4—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net are as follows (in thousands):

	As of September 30,
	2008	2007
Land	$64,439	$57,247
Land improvements	63,226	48,313
Buildings and improvements	1,600,108	1,332,138
Furniture and equipment	493,909	426,330
Construction in process	91,762	75,898

Subtotal	2,313,444	1,939,926
Less: accumulated depreciation	(620,042)	(538,720)

Total property and equipment, net	$1,693,402	$1,401,206

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended September 30, 2008, 2007 and 2006, depreciation expense totaled $97.9 million, $92.8 million and $87.2 million, respectively. Capitalized interest totaled $6.5 million, $1.7 million and $1.2 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

On September 22, 2008, the Authority announced the suspension of the hotel, retail and parking garage elements of Project Horizon due to a slowdown in its business volumes and uncertainties in the financial markets a result of the ongoing national economic recession. As of September 30, 2008, construction in process includes assets totaling $80.6 million related to Project Horizon, including the suspended elements. The Authority intends to re-evaluate the feasibility of the suspended elements in approximately 12 months, but currently believes that the suspension related assets included in construction in process have a future benefit. The Authority reviewed the carrying value of these assets in accordance with SFAS 144 and determined that no impairment existed at September 30, 2008 and 2007. Refer to Note 10.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets are as follows (in thousands):

	As of September 30,
	2008	2007
Non-qualified deferred compensation	$11,675	$11,768
Current portion of Pocono Downs purchase settlement	6,950	6,950
Prepaid expenses	9,099	7,273

Total other current assets	$27,724	$25,991

Components of other current liabilities are as follows (in thousands):

	As of September 30,
	2008	2007
Accrued payroll and related taxes and benefits	$51,600	$60,930
Slot win contribution payable (see Note 10)	16,751	19,317
Miscellaneous other current liabilities	73,060	65,205

Total other current liabilities	$141,411	$145,452

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—FINANCING FACILITIES:

Financing facilities consist of the following (in thousands):

	As of September 30,
	2008	2007
Bank Credit Facility	$300,000	$33,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	3,000	4,000
Line of Credit	2,938	16,591
Salishan Credit Facility	21,000	17,250
Menominee Kenosha Gaming Authority Note Payable (see Note 13)	600	600

Subtotal	1,548,883	1,292,786
Net deferred gain on derivative instruments sold	1,369	914

Total debt	$1,550,252	$1,293,700

Maturities of the Authority’s debt as of September 30, 2008 are as follows (in thousands):

Fiscal Years	Long-Term Debt Maturities
2009	$27,938
2010	62,500
2011	137,345
2012	695,500
2013	250,000
Thereafter	375,600

Total	$1,548,883

Prior Bank Credit Facility

In March 2007, the Authority extinguished its Amended and Restated Loan Agreement dated March 25, 2003, as amended (the “Prior Bank Credit Facility”). In connection with the extinguishment of the Prior Bank Credit Facility, certain unamortized debt issuance costs totaling $71,000 were charged as a write-off of debt issuance costs in the accompanying consolidated statement of income for the fiscal year ended September 30, 2007.

Bank Credit Facility

In March 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent. This Bank Credit Facility replaced the Prior Bank Credit Facility. The five-year senior secured revolving credit facility included a $300.0 million term loan conversion provision which was triggered upon the initial accumulation of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$300.0 million in total borrowings on the Bank Credit Facility on August 15, 2008. The term loan requires principal payments in quarterly installments of $750,000 beginning December 31, 2008 through the maturity date of March 9, 2012, upon which the remaining balances outstanding on the term loan and any revolving loans are payable. Refer to information below and Note 19 for further discussion of the Bank Credit Facility as amended by subsequent event. As of September 30, 2008, the amount under Letters of Credit issued pursuant to the Bank Credit Facility totaled $7.2 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of the term loan and Letters of Credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $692.8 million of borrowing capacity under the Bank Credit Facility as of September 30, 2008, without taking into account covenants under the bank credit facility and the amended bank credit facility, the line of credit and note indentures. Considering restrictive financial covenants under our bank credit facility and note indentures, the amount available for borrowings approximated $85.0 million under the bank credit facility as of September 30, 2008.

In February 2008, the Authority received requisite consent from its lenders to Amendment No. 1 to its Bank Credit Facility. Amendment No. 1, among other things, provided for increases in the permitted capital expenditures for Project Horizon and Project Sunrise from $800.0 million and $200.0 million, respectively, to $950.0 million and $215.0 million, respectively. Amendment No. 1 also modified the Authority’s total leverage, senior leverage and minimum fixed charge coverage ratio covenants to conform with the increase in projected expenditures and the change in the projected completion dates for Project Horizon and Project Sunrise.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the Applicable Rate based on the Authority’s Total Leverage Ratio, as each term is defined in the Bank Credit Facility, at the time each loan is made. The Authority also pays commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for base rate advances is between 0.000% and 1.375%, and the Applicable Rate for Eurodollar rate advances is between 1.250% and 2.625%. The Applicable Rate for commitment fees is between 0.200% and 0.350%. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears. As of September 30, 2008, the Authority had a $300.0 million Eurodollar rate loan and no base rate loan outstanding. The Eurodollar rate loan outstanding at September 30, 2008 was based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.125%. The Applicable Rate for commitment fees was 0.300% as of September 30, 2008. Accrued interest, including commitment fees, on the Bank Credit Facility was $89,000 and $96,000 as of September 30, 2008 and September 30, 2007, respectively.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets comprising Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority will also be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, its permitted total debt and senior debt leverage ratios, its minimum fixed charge coverage ratio, its maximum capital expenditures and a periodic test which ensures that the Authority has sufficient liquidity under its Bank Credit Facility and other allowed borrowings, projected cash flows over applicable construction periods and existing cash and cash equivalents to cover planned construction expenditures. Refer to Note 19 for further discussion of the Amended Bank Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2008, the Authority and the Tribe were in compliance with all of their respective covenant requirements in the Bank Credit Facility.

On December 10, 2008, the Authority entered into an amendment to the terms of the Bank Credit Facility pursuant to a Third Amended and Restated Loan Agreement (the “Amended Bank Credit Facility”) following the suspension of Project Horizon. Among other things, the Amended Bank Credit Facility reduced the overall size of the credit facility from $1.0 billion to $850.0 million, reduced the term loan from $300.0 million to $150.0 million and reduced the increase option from $250.0 million to $150.0 million. Factoring in the reduction in the size of our bank credit facility from $1.0 billion to $850.0 million, our borrowing capacity effectively was reduced to approximately $542.8 million under the amended bank credit facility from approximately $692.8 million under the bank credit facility as of September 30, 2008, without taking into account covenants under the Bank Credit Facility and Amended Bank Credit Facility, as applicable, and note indentures. Pursuant to the amendment, the proceeds of the Amended Bank Credit Facility may also be used to repay the Authority’s 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009. It is the Authority’s intent to utilize the Amended Bank Credit Facility to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity. Refer to Note 19 for further discussion of the Amended Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008 and September 30, 2007, accrued interest on the 2005 Senior Notes was $1.9 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1 and July 1. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of September 30, 2008. As of September 30, 2008 and September 30, 2007, accrued interest on the 2001 Senior Subordinated Notes was $342,000.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1 and October 1. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008 and September 30, 2007, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repurchase substantially all of the outstanding $300.0 million 8.750% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15 and July 15. The 2003 Senior Subordinated Notes mature on July 15, 2009. The Authority has the option of repaying the 2003 Senior Subordinated Notes at maturity with proceeds from the Amended Bank Credit Facility as described in Note 19. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS No. 6”), the Authority has classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on the Authority’s intent and ability to refinance this debt on a long-term basis through the use of proceeds from the Amended Bank Credit Facility. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008 and September 30, 2007, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the Prior Bank Credit Facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008 and September 30, 2007, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the Prior Bank Credit Facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Notes is payable semi-annually on February 15 and August 15. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the remaining 50% of the Authority’s payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008 and September 30, 2007, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of September 30, 2008, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million. The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds, and interest payments are required to be paid to the WNBA on each anniversary of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2008 and September 30, 2007, the principal balance outstanding on the WNBA Note was $3.0 million and $4.0 million, respectively. As of September 30, 2008 and September 30, 2007, accrued interest on the WNBA Note was $94,000 and $187,000, respectively. Refer to Note 15 for a further discussion of the Authority’s investment in a WNBA franchise.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined in the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit was amended in March 2008 to extend the maturity date from March 31, 2008 to March 31, 2009. As of September 30, 2008, the Authority had $2.9 million in loans outstanding under the Line of Credit, which were based on a one-month Eurodollar rate of 2.486% plus an Applicable Margin of 1.775%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of September 30, 2008, the Authority was in compliance with all

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenant requirements in the Line of Credit and had $22.1 million of borrowing capacity thereunder. As of September 30, 2008, there was no accrued interest on the Line of Credit. As of September 30, 2007, accrued interest on the Line of Credit was $17,000.

Letters of Credit

As of September 30, 2008, the Authority maintained five uncollateralized letters of credit, three of which are maintained to satisfy potential workers’ compensation liabilities, overdue pari-mutuel wagering tax liabilities of the Pocono Downs Entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which related to road work at the Pocono Downs Entities. The letters of credit expire on various dates from January 2009 through September 2009, subject to renewals. As of September 30, 2008, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.250% for base rate loans and an Applicable Rate, as defined in the Salishan Credit Facility, of 2.250% for Eurodollar loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.500%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility are also guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2008, Salishan-Mohegan had $21.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2008 were comprised of: (1) a $17.8 million loan based on a one-month Eurodollar rate of 3.709% plus an Applicable Rate of 2.250%; (2) a $2.2 million loan based on a one-month Eurodollar rate of 2.488% plus an Applicable Rate of 2.250%; and (3) a $1.0 million loan based on a one-month Eurodollar rate of 3.704% plus an Applicable Rate of 2.250%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2008. As of September 30, 2008, Salishan-Mohegan had $4.0 million of borrowing capacity under the Salishan Credit Facility. As of September 30, 2008 and September 30, 2007, accrued interest on the Salishan Credit Facility was $11,000 and $42,000, respectively.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2008 and 2007.

Interest rate swap agreements hedging currently outstanding debt instruments of the Authority which qualified for hedge accounting in accordance with SFAS 133 and were designated as fair value hedges were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal years ended September 30, 2008, 2007 and 2006, the Authority recorded amortization of $455,000, $455,000 and $444,000 to reduce interest

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense related to the sale of these derivative instruments. The Authority expects to record $222,000 to offset interest expense over the next twelve months.

NOTE 7—LEASES:

The Authority leases space to certain tenants in The Shops at Mohegan Sun and certain other Mohegan Sun outlets. The Authority also leases, to third parties, the rights to utilize the Authority’s antenna on the Mohegan Sun Arena. The total minimum future rental income on non-cancelable leases expected to be earned by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Minimum Future Rental Income	$4,851	$4,708	$4,625	$3,376	$2,478	$9,638	$29,676

In July 2008, the Authority entered into a land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking. The agreement requires the Authority to make monthly payments equaling $75,000 and expires on June 30, 2018. The Authority has classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. As of September 30, 2008, the Authority is obligated under this capital lease to make future minimum lease payments of $8.8 million, including $1.5 million in interest. The Authority also is liable under numerous operating leases for equipment and buildings at the Pocono Downs Entities, which expire in various years through 2013, subject to renewal. Total rental expense for the Pocono Downs Entities was $5.9 million, $3.2 million and $424,000 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The total minimum future rental expense on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Minimum Future Rental Expense	$1,939	$1,094	$1,091	$1,084	$1,018	$4,275	$10,501

The Authority also has loaned funds to tenants related to The Shops at Mohegan Sun and certain other Mohegan Sun outlets. As of September 30, 2008 and 2007, outstanding tenant loans were $1.4 million and $2.0 million, respectively. These loans mature in periods between three and ten years. These amounts, net of allowance for doubtful accounts, have been included in other assets in the accompanying consolidated balance sheets.

NOTE 8—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the fiscal years ended September 30, 2008, 2007 and 2006, the Authority incurred $23.9 million, $21.5 million and $19.5 million, respectively, of expenses for such services.

The Tribe has entered into various land lease agreements with the Authority for access, parking and related purposes for Mohegan Sun. The Authority expensed $209,000, $262,000 and $262,000 relating to these land lease agreements for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. In July 2008, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking. The land lease agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority has classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the fiscal years ended September 30, 2008, 2007 and 2006, the Authority incurred costs of $23.6 million, $23.7 million and $19.7 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the fiscal year ended September 30, 2007. Prior to this transfer, the Authority recorded $53,000 and $2.8 million of capital expenditures associated with the Tribe’s Development Department for the fiscal years ended September 30, 2007 and 2006, respectively.

In March 2008, MTGA Gaming and the Tribe formed MG&H. The Tribe holds a 51.00% membership interest in MG&H and MTGA Gaming holds the remaining 49.00% interest. In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a Privilege Fee payment to the State of Kansas in connection with MG&H’s unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility to be located in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe (the “Mohegan Tribe Promissory Note”) provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the Mohegan Tribe Promissory Note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board. During the fiscal year ended September 30, 2008, MG&H incurred $244,000 of interest expense on the Mohegan Tribe Promissory Note.

Roland J. Harris, a member of the Authority’s Management Board, resigned from his position in the Tribal Council, and correspondingly the Management Board, in December 2006 to accept a position as Senior Vice President of Project Management at the Authority. Mr. Harris subsequently resigned from this position in November 2007.

In August 2006, the Authority purchased a 5.00% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.00% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. In October 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan Credit Facility. The amount of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43.00% membership interest in Salishan-Mohegan (see Note 14). Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease agreement. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease agreement. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. Refer to Note 10 for a further discussion of the lease.

In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, as amended from time to time (the “TERO”), which sets forth hiring and contracting preference requirements for employers and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities conducting business on Tribal lands on or adjacent to the Mohegan Reservation. Pursuant to the TERO, the Authority and other covered employers are required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees, as such persons are defined in the TERO.

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

As of September 30, 2008, approximately 130 employees of the Authority were members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). The 401(k) portion of the plan allows employees of the Authority to defer up to the lesser of the maximum amount prescribed by the Internal Revenue Code or 25% of their income on a pre-tax basis, through contributions to the 401(k) Plan. The Authority matches 100% of the eligible employees’ contributions up to a maximum of 3% of their individual earnings. Contributions to the retirement portion of the plan by the Authority are discretionary and are allocated to eligible employee accounts based on a rate of $0.30 per qualified hour worked. Employees become eligible for the Mohegan Retirement and 401(k) plan after 90 days of employment and become fully vested after six years of credited service. For the fiscal years ended September 30, 2008, 2007 and 2006, the Authority contributed $11.2 million, $10.2 million and $9.5 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. The Deferred Compensation Plan allows participants to defer up to 100% of their pre-tax income. For the fiscal years ended September 30, 2008, 2007 and 2006, employee contributions, net of withdrawals and changes in fair value of investments, totaled ($93,000), $2.9 million and $1.9 million, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

The Mohegan Compact

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”) which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (“MPT”). For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of: (a) 30% of gross revenues from slot machines or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required to be made with respect to free slot promotions, such as the Authority’s “e-Bonus” program and the MPT’s “free play” program. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that patrons’ “free play” at Foxwoods Resort Casino constitutes a “wager” for purposes of calculating Slot Win Contribution payments. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays used by patrons at Mohegan Sun. As a result, during the fiscal year ended September 30, 2008, the Authority reflected expenses associated with the e-Bonus escrow payments totaling $6.9 million, which is included in the Authority’s Slot Win Contribution for the fiscal year ended September 30, 2008. Pursuant to the escrow agreement, the escrowed funds or a portion thereof associated with “prizes” paid for e-Bonus play, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority pending the outcome of the dispute between the Tribe and the State of Connecticut and the lawsuit against the MPT.

The Authority reflected expenses associated with the Slot Win Contribution and e-Bonus escrow totaling $221.0 million, $230.4 million and $226.3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008 and 2007, outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $17.5 million and $19.3 million, respectively.

Category One Slot Machine License

In September 2006, a conditional Category One slot machine license was granted to Downs Racing by the PGCB for the operation of slot machines at Pocono Downs. After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006. The PGCB approved a permanent Category One slot machine license for Downs Racing in December 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines.

The Race Horse Development and Gaming Act of 2004 (the “Pennsylvania Gaming Act”) stipulates that a portion of the gross revenues earned on slot machines by holders of Category One licenses must be paid to the PGCB on a daily basis, which includes amounts to be paid to the Pennsylvania Harness Horsemen’s Association Inc. (the “PHHA”), and local share assessments to be paid to the host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. In addition to this daily slot machine tax assessment, Downs Racing must pay, on an annual basis, to the PGCB amounts necessary to ensure that the city and municipality hosting Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2.0% of annual gross slot revenues or $10.0 million. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for the payment of slot machine tax assessments to the PGCB, which is included in other assets in the accompanying consolidated balance sheets.

The Authority reflected expenses associated with the PGCB slot machine and local share tax assessments totaling $103.4 million and $92.2 million for the fiscal years ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and September 30, 2007, outstanding slot machine and local share tax payments totaled $5.2 million and $6.1 million, respectively.

PGCB Regulatory Fees

In addition to the slot machine tax payments described above, the holders of slot machine licenses are also required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of Pocono Downs slot machine revenues compared to current and future licensees in the Commonwealth, Downs Racing is recording expenses associated with the reimbursement of PGCB operating expenses at a rate of 1.5% of gross slot machine revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this fee assessment totaling $2.7 million and $2.4 million for the fiscal years ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and September 30, 2007, outstanding regulatory fee payments to the PGCB totaled $73,000 and $54,000, respectively. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million, were granted to the PGCB, and a $7.0 million payment was made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of Pennsylvania. The loans and the $7.0 million payment were used to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by the slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportional to each licensee’s gross slot machine revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which is recorded in prepaid expenses in the accompanying consolidated balance sheets.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with the formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $17.3 million, $16.8 million and $16.3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Agreement with the Town of Montville

In June 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay to the Town an annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. The Tribe assigned its right and obligations in the agreement with the Town to the Authority.

Land Lease from the Tribe to the Authority

The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Tribe and the Authority have entered into a land lease agreement under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was amended in March 2007 to update the legal description of the property covered under the lease, which was approved by the Secretary of the Interior in April 2007. Summarized below are several key provisions of the lease agreement:

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term

The term of the lease is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon the termination of the lease, the Authority will be required to surrender to the Tribe, possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

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

The Authority also entered into a co-investment and escrow agreement with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become the joint owners of the laundry facility and be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The term of the agreements is for ten years and, if the Authority and the MPT become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) the Authority and the MPT could be required to make are approximately $3.0 million.

Pocono Downs Purchase Settlement

In August 2006, the Authority and the seller of the Pocono Downs Entities, a subsidiary of Penn National Gaming Inc. (“Penn National”), entered into an amendment of the Pocono Downs Purchase Agreement. Penn National joined in this amendment to confirm its continuing guaranty of the performance of its subsidiaries under the Pocono Downs Purchase Agreement, as amended. Pursuant to the amendment, the Authority will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs Entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The $7.0 million installments due in November 2007 and 2008 were received on November 14, 2007 and 2008, respectively. Pursuant to the amendment, the seller and the Authority agreed to modify certain provisions of the Pocono Downs Purchase Agreement, including: 1) the elimination of the Authority’s post-closing termination rights; 2) the elimination of the seller’s indemnification obligations for costs in excess of $2.0 million incurred with respect to remedial actions in connection with certain environmental conditions at Pocono Downs; and 3) the elimination of certain other post-closing indemnification obligations of the seller, including those relating to claims asserted in connection with a specific property tax matter, described below. Pursuant to SFAS 141, “Business Combinations”, and other relevant accounting guidance, the $24.5 million present value of the payments for the $30.0 million refund, calculated utilizing the Authority’s risk-free rate of investment, was recorded as an asset and a non-operating gain in other income upon the execution of the amendment of the Pocono Downs Purchase Agreement. The difference between the present value and the contract value of $30.0 million is recorded as other non-operating income over the duration of the payment schedule. Accretion of discount to the gain on the Pocono Downs purchase settlement was $1.2 million, $1.6 million and $216,000 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. At September 30, 2008 and 2007, the Pocono Downs purchase settlement receivable was $21.3 million and $27.0 million, respectively, and is recorded in other current assets and other assets in the accompanying consolidated balance sheets, respectively.

Horsemen’s Agreement

In January 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Pocono Downs harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Pocono Downs and the OTW facilities through December 31, 2010.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Among other things, the agreement provides for the payment of 4.3% of all pari-mutuel wagering held at the Pocono Downs facilities to the PHHA. This amount comprises the payment of $420,000 in certain operating costs and expenses for the PHHA, with the remainder allocated to purses owed to horsemen for each live racing event. Downs Racing is also required to distribute to the PHHA, 2.5% and 1.1% in fees earned on live races conducted at Pocono Downs and simulcast to wagering locations inside and outside Pennsylvania, respectively.

Also, as previously described above, the Pennsylvania Gaming Act requires the holders of slot machine licenses to make payments to the PHHA of up to 12% of slot machine revenues. Pursuant to the terms of the agreement with the PHHA, a liability for amounts due to the PHHA for purses earned by horsemen but not yet paid, and other fees, of $5.4 million and $2.1 million was recorded as of September 30, 2008 and 2007, respectively.

Pennsylvania Property Tax Litigation

A final settlement was reached in June 2007 between the various parties involved in a dispute with Downs Racing, relating to certain property tax assessments, in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing is required to make agreed upon payments to the Wilkes-Barre Area School District for each tax year through 2015 totaling $18.2 million. Downs Racing made payments, pursuant to the settlement, of $1.6 million and $3.5 million for the fiscal years ended September 30, 2008 and 2007, respectively, which are recorded as charges to the Authority’s income from operations in the respective accompanying statements of income. The total amount of the remaining payments is $16.6 million.

Project Horizon Suspension

On September 22, 2008, the Authority announced the suspension of the Earth Expansion component of Project Horizon, including the hotel, related retail and parking garage improvements, as a result of the ongoing national economic recession. As of September 30, 2008, the Authority has incurred approximately $58.0 million for the Earth Expansion relating to the excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work performed. Incurred costs will remain on the Authority’s respective balance sheet as long as the Project remains suspended. While the Authority plans to re-evaluate the suspended elements of Project Horizon in approximately 12 months, it can provide no assurances as to if or when such suspended elements will resume. The following information summarizes the contingencies with respect to Project Horizon:

Severance

The Authority may terminate certain construction-related employees due to the suspension of the project. The costs associated with their post-employment severance benefits will be expensed at the time the termination is communicated to the employees.

Construction Materials

Certain construction materials purchased for Project Horizon may no longer be useful if we do not resume the project. The costs for such materials will be expensed at such time it is determined they no longer have a future benefit or value to the Authority.

Construction and Other Agreements

The Authority has entered into certain construction agreements in connection with Project Horizon which allow for termination of the agreements without cause. In the event of termination of such contracts, the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority is obligated to pay only for those costs incurred through the date of termination and, in some cases, certain costs related to termination. However, such termination costs are not expected to be material.

The Authority also has entered into certain other agreements relating to Project Horizon, including services and leasing agreements. The Authority does not believe that any of these other agreements will give rise to liabilities that are likely to have a material adverse effect on the Authority’s financial position.

The Authority can provide no assurances that any actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will commence when anticipated. Costs relating to the termination of agreements will be expensed at such time the contracts are terminated and the costs are incurred.

Construction Insurance

Effective June 1, 2007, the Authority obtained construction insurance coverage from various insurance carriers in connection with Project Horizon. All premiums have been fully paid through October 6, 2010. As of September 30, 2008, aggregate outstanding premiums total $2.6 million. The Authority is currently negotiating with its insurance carriers to revise the coverage period.

Other Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 11—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and TCA entered into a relinquishment agreement (the “Relinquishment Agreement” or the “Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priority. Senior Relinquishment Payments commenced on April 25, 2000, twenty-five days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, twenty-five days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined in the Relinquishment Agreement as gross gaming revenues, other than Class II gaming revenue, and all other revenues, as defined, including, without limitation, hotel revenues, room service, food and beverage sales, ticket revenues, fees or receipts from convention/events center and all rental or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the relinquishment agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as the Casino of the Wind, as such areas do not constitute “facilities” as defined.

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30, 2008, the carrying amount of the relinquishment liability was $385.4 million as compared to $503.3 million at September 30, 2007. The decrease in the relinquishment liability during the fiscal year ended September 30, 2008 is due to $76.1 million in relinquishment payments made during the fiscal year and a $68.9 million relinquishment liability reassessment credit, offset by $27.1 million representing the accretion of discount to the relinquishment liability.

The following relinquishment payments were made during our fiscal years ended (millions):

	2008	2007	2006
Payments representing principal amounts	$48.4	$47.5	$44.7
Payments representing accretion of discount	27.7	30.0	29.9

Total payments	$76.1	$77.5	$74.6

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At September 30, 2008 and September 30, 2007, relinquishment payments earned but unpaid were $17.4 million and $20.8 million, respectively.

The relinquishment liability reassessment credit of $68.9 million for the fiscal year ended September 30, 2008 and the relinquishment liability reassessment charges of $3.0 million and $39.4 million for the fiscal years ended September 30, 2007 and 2006, respectively, resulted from revised Mohegan Sun revenue projections as of the end of the respective fiscal year compared to estimates of Mohegan Sun revenue projections as of the end of the prior fiscal year on the determination of the relinquishment liability.

In fiscal year 2008, based on the Authority’s suspension of Project Horizon, recent operating trends and increased competition in the Northeast gaming market, all having the effect of decreasing estimated future Mohegan Sun revenues, the Authority concluded that projected revenues from Mohegan Sun subject to the Relinquishment Agreement over the remaining period of the Agreement, which expires on December 31, 2014, would decrease by approximately $1.55 billion, thereby decreasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability credit of $68.9 million for the fiscal year ended September 30, 2008.

In fiscal year 2007, based on updated projections for Project Horizon and delayed competition in the Northeast gaming market, both having the effect of increasing future Mohegan Sun revenues, the Authority concluded that projected revenues from Mohegan Sun subject to the Relinquishment Agreement over the remaining period of the Agreement would increase by approximately $139.8 million, thereby increasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability charge of $3.0 million for the fiscal year ended September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2006, the Authority reviewed current revenue forecasts, including estimated timing and extent of future competition, and significantly increased revenue projections for the period in which the Relinquishment Agreement applies, primarily due to the approval by the Management Board of the Authority in October 2006 of an expansion of Mohegan Sun referred to as “Project Horizon,” and management’s estimates of the impact this expansion will have on future competition assumptions. The Authority concluded that projected revenues from Mohegan Sun subject to the Relinquishment Agreement over the remaining period of the Agreement would increase by approximately $878.2 million, thereby increasing the related relinquishment liability, causing the Authority to record a non-cash relinquishment liability charge of $39.4 million for the fiscal year ended September 30, 2006.

NOTE 12—MOHEGAN GOLF, LLC:

In November 2006, the Authority formed a wholly owned subsidiary, Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. Mohegan Golf is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor entities.

In May 2007, Mohegan Golf acquired substantially all of the assets of PCC, which included a golf course located in Sprague and Franklin, Connecticut. The club was renamed Mohegan Sun Country Club at Pautipaug and opened in June 2007. Mohegan Golf incurred acquisition costs of $4.7 million for the property and other items acquired from PCC, which was allocated among the following assets and liabilities: (1) property and equipment valued at $3.1 million; (2) a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million; (3) current assets of $210,000; (4) environmental obligations of $300,000; and (5) capital lease obligations of $34,000. The membership intangible asset will be amortized on a straight line basis over its estimated useful life of fifteen years and will be periodically reviewed for impairment in accordance with SFAS 142. As of September 30, 2008 and 2007, accumulated amortization on the membership intangible asset was $155,000 and $43,000, respectively. The Authority expects to incur $113,000 in amortization expense for each of the next five years related to the membership intangible asset. The results of operations for Mohegan Sun Country Club are included in the accompanying consolidated financial statements for the fiscal year ended September 30, 2008 and from date of acquisition (May 17, 2007) through September 30, 2007. Pro forma operating results for the 2007 acquisition are not presented because the results would not be materially different from historical results.

NOTE 13—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In October 2004, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (“MKGA”). The terms of the management agreement grant the Authority the exclusive right and obligation to manage, operate and maintain the Menominee Project, a planned casino and destination resort to be located in Kenosha, Wisconsin, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).

In March 2007, the Authority formed a wholly owned subsidiary, MVW, one of two members in WTG. MVW holds an 85.4% membership interest in WTG and MV holds the remaining 14.6% membership interest. MVW and WTG are full and unconditional guarantors of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor entities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”). As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

WTG paid $6.4 million in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4.4 million for project advances; (2) a development rights intangible asset valued at $3.7 million; (3) a note payable to MV of $1.1 million; and (4) a note payable to MKGA of $600,000. The purchase amount was contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG to capital in return for its initial membership interest in WTG. At acquisition, the development rights intangible asset was determined to be amortized on a straight line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, it was determined by management, pursuant to SFAS 142, that the development rights intangible asset was fully impaired following the issuance of stricter criteria by the Bureau of Indian Affairs on its policy for taking off-reservation land into trust for gaming purposes and an unfavorable decision by the United States Department of the Interior to reject the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court’s subsequent refusal to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. While the Authority expects to continue to support and pursue the Menominee Project, it believes, these actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As a result of the Authority have fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project of $8.1 million and have written-off the related development rights intangible asset of $3.7 million. The $5.8 million adjustment to the allowance on future collection of reimbursable development costs and expenses and the $3.7 million loss associated with the write-off are included in Corporate expenses and depreciation and amortization, respectively, in the accompanying consolidated statement of income for the fiscal year ended September 30, 2008.

NOTE 14—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):

In July 2004, the Authority formed Mohegan Ventures-NW as its wholly owned subsidiary and one of three members in Salishan-Mohegan. Salishan-Mohegan was formed to participate in the Cowlitz Project, a proposed development and management of a casino to be located in Clark County, Washington, and owned by the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company holds a 43.0% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan. Salishan-Mohegan is not a restricted entity of the Authority and therefore is not required to be a guarantor of the Authority’s debt obligations. Refer to Note 18 for consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor entities.

Upon formation of Salishan-Mohegan, Salishan Company contributed land purchase options related to property in Clark County, Washington. In January 2006, pursuant to the option agreements, Salishan-Mohegan exercised certain of these options and purchased two respective parcels for $7.5 million, including closing costs for purposes of the Cowlitz Project. In April 2006, Salishan-Mohegan closed on the remaining option and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased the respective parcel for $3.2 million, including closing costs and net of total purchase option payments made in prior periods of $1.6 million. The option agreements also required a cumulative payment of $2.4 million for fees related to extending the options to purchase all three parcels, which were due at the closing of the last parcel.

Pursuant to the development agreement described below, the notes receivable contributed to Salishan-Mohegan and amounts paid by Salishan-Mohegan subsequent to formation related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined in the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino and (2) the property being taken into trust by the United States Department of the Interior. The receivables bear interest at the Wall Street Journal Prime Rate plus 2% or 3%, compounded annually. As of September 30, 2008 and 2007, receivables, including accrued interest, from the Cowlitz Tribe totaled $25.0 million and $20.1 million, respectively, offset by reserves of $7.5 million and $6.0 million, respectively, which are recorded in the accompanying consolidated balance sheets.

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

In May 2008, the BIA published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the BIA takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement for the Cowlitz Project site.

NOTE 15—INVESTMENT IN WNBA FRANCHISE:

In January 2003, the Authority formed a wholly owned subsidiary, MBC, for the purpose of owning and operating a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into the Membership Agreement with WNBA, LLC. The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired a membership in the WNBA and the right to own and operate a professional

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for consolidating financial information of the Authority, its guarantor subsidiaries and its non-guarantor entities.

As part of the acquisition, management, with the assistance from an independent valuation firm, estimated the fair value of the initial player roster to be $4.8 million, and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value, both of which are recorded as intangible assets in the accompanying consolidated balance sheets. The player roster value is being amortized over seven years, and the franchise value is being amortized over thirty years. Since the date of acquisition to September 30, 2008, write-offs of player contracts included on the initial player roster totals $3.5 million. As of September 30, 2008 and 2007, accumulated amortization on the player roster value was $1.0 million and $1.3 million, respectively. As of September 30, 2008 and 2007, accumulated amortization on the franchise value was $1.0 million and $854,000, respectively. For the fiscal years ended September 30, 2008, 2007 and 2006, amortization expense associated with these intangible assets totaled $598,000, $531,000 and $918,000, respectively, including charges totaling $192,000, $58,000 and $405,000 related to net write-offs of certain player contracts included on the initial player roster for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The Authority expects to incur amortization expense of $364,000 for each of the next two years, $243,000 in the third year and $183,000 in the fourth and fifth years, related to these assets.

In connection with MBC’s purchase of the membership in the WNBA, MBC has an approximately 3.6% ownership position in WNBA, LLC, which is being accounted for under the cost method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s Board of Governors determines that additional funds are necessary or desirable for the WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In that circumstance, each member of the league shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Through September 30, 2008, there were no cash capital contributions required by WNBA, LLC.

NOTE 16—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs Entities, Penn National, the former owner of the Pocono Downs Entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. and Presque Isle Downs, Inc. (collectively “Presque Isle”) for $7.0 million upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. Penn National assigned its rights to proceeds under this agreement to Downs Racing upon its acquisition by the Authority.

In October 2006, the PGCB granted Presque Isle a conditional license to operate slot machines at Presque Isle Downs in Erie County, Pennsylvania. In February 2007, Presque Isle opened slot machine gaming operations at the Erie property. In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results and sale of its Erie OTW facility from its Pocono Downs operating segment as income from discontinued operations and loss on sale of discontinued operations, respectively, in the accompanying consolidated statements of income, which includes total net revenues from the Erie OTW facility of $2.6 million and $3.4 million for the fiscal years ended September 30, 2007 and 2006. As of September 30, 2006, assets held for sale totaled $7.1 million, which were comprised of the property and equipment of the Erie OTW operations, net of accumulated depreciation.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SEGMENT REPORTING:

As of September 30, 2008, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two operating segments, one comprised solely of Mohegan Sun, which includes the operations of the Connecticut Entities, and another, referred to as “Pocono Downs” herein, comprised of the operations of the Pocono Downs Entities. The two operating segments are also separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Fiscal Years Ended September 30,
	2008 (1)	2007 (2)	2006
Net revenues:
Mohegan Sun	$1,362,945	$1,430,560	$1,392,958
Pocono Downs	209,238	189,506	30,096

Total	1,572,183	1,620,066	1,423,054
Income (loss) from operations:
Mohegan Sun	280,232	287,017	267,415
Pocono Downs	12,093	16,137	(7,547)
Corporate	(28,959)	(10,586)	(10,636)

Total	263,366	292,568	249,232
Accretion of discount to the relinquishment liability	(27,085)	(29,794)	(30,707)
Interest income	3,795	3,695	2,245
Interest expense, net of capitalized interest	(93,793)	(94,363)	(90,928)
Write-off of debt issuance costs	—	(71)	—
Other income (expense), net	248	(137)	24,508

Income from continuing operations before minority interests	146,531	171,898	154,350
Minority interests	2,729	648	420

Income from continuing operations	149,260	172,546	154,770
Total income from discontinued operations	—	21	147

Net income	$149,260	$172,567	$154,917

	For the Fiscal Years Ended September 30,
	2008	2007	2006
Capital expenditures:
Mohegan Sun	$210,482	$103,742	$44,375
Pocono Downs	173,184	58,449	44,448
Corporate	22	4	13,097

Total	$383,688	$162,195	$101,920

	September 30, 2008	September 30, 2007
Total assets:
Mohegan Sun	$1,654,704	$1,540,349
Pocono Downs (including goodwill of $39,459)	619,712	444,206
Corporate	88,489	95,422

Total	$2,362,905	$2,079,977

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008 & Casino of the Wind from opening date of August 29, 2008 to September 30, 2008.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2008, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 18 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor entities, Salishan-Mohegan, MG&H, Mohegan Resorts, MRK and MRM, as of September 30, 2008 and September 30, 2007 and for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,393,035	$280,416	$19,951	$—	$1,693,402
Intercompany receivables	416,132	12,052	—	(428,184)	—
Investment in subsidiaries	176,266	3,140	—	(179,406)	—
Other intangible assets, net	119,827	270,230	—	—	390,057
Other assets, net	177,712	81,659	20,075	—	279,446

Total assets	$2,282,972	$647,497	$40,026	$(607,590)	$2,362,905

LIABILITIES AND CAPITAL
Total current liabilities	$323,697	$52,816	$21,575	$—	$398,088
Long-term debt, net of current portion	1,519,714	2,600	—	—	1,522,314
Relinquishment liability, net of current portion	304,031	—	—	—	304,031
Intercompany payables	—	416,132	12,052	(428,184)	—
Other long-term liabilities	7,203	—	—	—	7,203

Total liabilities	2,154,645	471,548	33,627	(428,184)	2,231,636
Minority interests in subsidiaries	—	—	—	3,258	3,258
Total capital	128,327	175,949	6,399	(182,664)	128,011

Total liabilities and capital	$2,282,972	$647,497	$40,026	$(607,590)	$2,362,905

	As of September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,260,092	$121,163	$19,951	$—	$1,401,206
Intercompany receivables	220,006	10,372	—	(230,378)	—
Investment in subsidiaries	214,011	2,788	—	(216,799)	—
Other intangible assets, net	119,827	274,650	—	—	394,477
Other assets, net	200,534	69,491	14,269	—	284,294

Total assets	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

LIABILITIES AND CAPITAL
Total current liabilities	$292,551	$40,119	$921	$—	$333,591
Long-term debt, net of current portion	1,255,259	3,600	17,250	—	1,276,109
Relinquishment liability, net of current portion	406,858	—	—	—	406,858
Intercompany payables	—	220,006	10,372	(230,378)	—
Other long-term liabilities	735	—	—	—	735

Total liabilities	1,955,403	263,725	28,543	(230,378)	2,017,293
Minority interests in subsidiaries	—	1,043	—	2,890	3,933
Total capital	59,067	213,696	5,677	(219,689)	58,751

Total liabilities and capital	$2,014,470	$478,464	$34,220	$(447,177)	$2,079,977

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,358,388	$215,578	$—	$(1,783)	$1,572,183
Operating costs and expenses:
Gaming and other operations	855,268	162,662	—	(1,783)	1,016,147
Advertising, general and administrative	219,179	32,701	2,715	—	254,595
Pre-opening costs and expenses	1,204	3,448	—	—	4,652
Depreciation and amortization	83,528	18,842	—	—	102,370
Relinquishment liability reassessment	(68,947)	—	—	—	(68,947)

Total operating costs and expenses	1,090,232	217,653	2,715	(1,783)	1,308,817

Income (loss) from operations	268,156	(2,075)	(2,715)	—	263,366
Accretion of discount to the relinquishment liability	(27,085)	—	—	—	(27,085)
Interest expense, net of capitalized interest	(52,718)	(39,331)	(2,586)	842	(93,793)
Loss on interests in subsidiaries	(39,734)	(1,361)	—	41,095	—
Other income, net	641	1,990	2,254	(842)	4,043

Income (loss) from continuing operations before minority interests	149,260	(40,777)	(3,047)	41,095	146,531
Minority interests	—	1,043	269	1,417	2,729

Net income (loss)	$149,260	$(39,734)	$(2,778)	$42,512	$149,260

	For the Fiscal Year Ended September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,426,401	$195,167	$—	$(1,502)	$1,620,066
Operating costs and expenses:
Gaming and other operations	842,843	143,885	—	(1,502)	985,226
Advertising, general and administrative	216,737	23,351	2,004	—	242,092
Pre-opening costs and expenses	445	3,391	—	—	3,836
Depreciation and amortization	81,950	11,397	—	—	93,347
Relinquishment liability reassessment	2,997	—	—	—	2,997

Total operating costs and expenses	1,144,972	182,024	2,004	(1,502)	1,327,498

Income (loss) from operations	281,429	13,143	(2,004)	—	292,568
Accretion of discount to the relinquishment liability	(29,794)	—	—	—	(29,794)
Interest expense, net of capitalized interest	(56,843)	(36,232)	(2,324)	1,036	(94,363)
Loss on interests in subsidiaries	(22,139)	(570)	—	22,709	—
Other income (expense), net	(86)	1,442	3,167	(1,036)	3,487

Income (loss) from continuing operations before minority interests	172,567	(22,217)	(1,161)	22,709	171,898
Minority interests	—	57	—	591	648

Income (loss) from continuing operations	172,567	(22,160)	(1,161)	23,300	172,546
Income from discontinued operations	—	21	—	—	21

Net income (loss)	$172,567	$(22,139)	$(1,161)	$23,300	$172,567

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$1,389,629	$34,627	$—	$(1,202)	$1,423,054
Operating costs and expenses:
Gaming and other operations	804,522	26,269	—	(1,202)	829,589
Advertising, general and administrative	199,780	10,129	1,771	—	211,680
Pre-opening costs and expenses	—	5,130	—	—	5,130
Depreciation and amortization	84,473	3,543	—	—	88,016
Relinquishment liability reassessment	39,407	—	—	—	39,407

Total operating costs and expenses	1,128,182	45,071	1,771	(1,202)	1,173,822

Income (loss) from operations	261,447	(10,444)	(1,771)	—	249,232
Accretion of discount to the relinquishment liability	(30,707)	—	—	—	(30,707)
Interest expense, net of capitalized interest	(64,983)	(25,945)	(1,203)	1,203	(90,928)
Loss on interests in subsidiaries	(35,469)	(484)	—	35,953	—
Other income, net	24,629	1,257	2,070	(1,203)	26,753

Income (loss) from continuing operations before minority interest	154,917	(35,616)	(904)	35,953	154,350
Minority interest	—	—	—	420	420

Income (loss) from continuing operations	154,917	(35,616)	(904)	36,373	154,770
Income from discontinued operations	—	147	—	—	147

Net income (loss)	$154,917	$(35,469)	$(904)	$36,373	$154,917

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$151,596	$24,998	$(3,503)	$—	$173,091

Cash flows used in investing activities:
Purchases of property and equipment	(161,321)	(156,108)	—	—	(317,429)
Other cash flows used in investing activities	(145,425)	(6,056)	(2,602)	150,762	(3,321)

Net cash flows used in investing activities	(306,746)	(162,164)	(2,602)	150,762	(320,750)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	575,000	—	—	—	575,000
Bank Credit Facility repayments—revolving loan	(608,000)	—	—	—	(608,000)
Bank Credit Facility borrowings—term loan	300,000	—	—	—	300,000
Line of Credit borrowings	565,746	—	—	—	565,746
Line of Credit repayments	(579,399)	—	—	—	(579,399)
Principal portion of relinquishment liability payments	(48,352)	—	—	—	(48,352)
Distributions to Tribe	(80,000)	—	—	—	(80,000)
Other cash flows provided by (used in) financing activities	(4,397)	148,924	8,087	(150,762)	1,852

Net cash flows provided by financing activities	120,598	148,924	8,087	(150,762)	126,847

Net (decrease) increase in cash and cash equivalents	(34,552)	11,758	1,982	—	(20,812)
Cash and cash equivalents at beginning of year	89,282	15,370	7	—	104,659

Cash and cash equivalents at end of year	$54,730	$27,128	$1,989	$—	$83,847

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$248,594	$36,950	$(1,141)	$—	$284,403

Cash flows used in investing activities:
Purchases of property and equipment	(88,091)	(45,773)	—	—	(133,864)
Payment of Category One slot machine license fee	—	(50,000)	—	—	(50,000)
Other cash flows provided by (used in) investing activities	(67,483)	3,918	(3,444)	62,106	(4,903)

Net cash flows used in investing activities	(155,574)	(91,855)	(3,444)	62,106	(188,767)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings—revolving loan	278,000	—	—	—	278,000
Prior Bank Credit Facility repayments—revolving loan	(278,000)	—	—	—	(278,000)
New Bank Credit Facility borrowings—revolving loan	206,000	—	—	—	206,000
New Bank Credit Facility repayments—revolving loan	(173,000)	—	—	—	(173,000)
Line of credit borrowings	524,313	—	—	—	524,313
Line of credit repayments	(507,722)	—	—	—	(507,722)
Principal portion of relinquishment liability payments	(47,399)	—	—	—	(47,399)
Distributions to Tribe	(75,000)	—	—	—	(75,000)
Other cash flows provided by (used in) financing activities	(6,724)	70,823	4,592	(62,106)	6,585

Net cash flows provided by (used in) financing activities	(79,532)	70,823	4,592	(62,106)	(66,223)

Net increase in cash and cash equivalents	13,488	15,918	7	—	29,413
Cash and cash equivalents at beginning of year	75,794	(548)	—	—	75,246

Cash and cash equivalents at end of year	$89,282	$15,370	$7	$—	$104,659

	For the Fiscal Year Ended September 30, 2006
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$263,215	$(8,959)	$4	$—	$254,260

Cash flows used in investing activities:
Purchases of property and equipment	(46,478)	(42,326)	(13,082)		(101,886)
Other cash flows used in investing activities	(64,846)	(15,157)	(3,405)	81,130	(2,278)

Net cash flows used in investing activities	(111,324)	(57,483)	(16,487)	81,130	(104,164)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	233,000	—	—	—	233,000
Bank Credit Facility repayments—revolving loan	(233,000)	—	—	—	(233,000)
Line of credit borrowings	444,226	—	—	—	444,226
Line of credit repayments	(444,226)	—	—	—	(444,226)
Principal portion of relinquishment liability payments	(44,731)	—	—	—	(44,731)
Distributions to Tribe	(88,900)	—	—	—	(88,900)
Other cash flows provided by (used in) financing activities	(13,970)	64,973	16,483	(81,130)	(13,644)

Net cash flows provided by (used in) financing activities	(147,601)	64,973	16,483	(81,130)	(147,275)

Net increase (decrease) in cash and cash equivalents	4,290	(1,469)	—	—	2,821
Cash and cash equivalents at beginning of year	71,504	921	—	—	72,425

Cash and cash equivalents at end of year	$75,794	$(548)	$—	$—	$75,246

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUBSEQUENT EVENTS:

Massachusetts Ground Lease

In October 2008, MRM entered into a ground lease agreement with a land owner for approximately 152 acres of land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in Massachusetts. The lease may be terminated at MRM’s discretion under certain circumstances. The initial lease term is 50 years, with options for an extension of 25 years and an additional extension of 24 years, subject to the terms and conditions of the lease.

Amended Bank Credit Facility

On December 10, 2008, the Authority entered into an amendment to the terms of its Bank Credit Facility pursuant to the Amended Bank Credit Facility, in connection with the suspension of certain elements of the Authority’s Project Horizon expansion. Among other things, the Amended Bank Credit Facility reduced the overall size of the credit facility from $1.0 billion to $850.0 million, with the $150.0 million reduction being applied to reduce the existing $300.0 million term loan via incremental funding under the revolver, and reduced the increase option from $250.0 million to $150.0 million. The term loan requires principal payments in quarterly installments of $750,000 beginning December 31, 2008 through June 30, 2010. In the event the term loan has not been paid in full prior to June 30, 2010, the amortization rate under the Amended Bank Credit Facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolver by such amount after payment in full of the term loan. The maturity date of the Amended Bank Credit Facility is March 9, 2012, upon which date the remaining balances outstanding on the term loan and any revolving loans are payable.

The Amended Bank Credit Facility will be used for working capital and other business purposes of the Authority. Pursuant to the amendment, the proceeds of the Amended Bank Credit Facility may also be used to repay the 2003 Senior Subordinated Notes at maturity on July 15, 2009. Permitted capital expenditures for Project Horizon have been reduced under the Amended Bank Credit Facility from $950.0 million to $350.0 million, and certain investments and other capital expenditures have additionally been limited.

The Authority’s total leverage, senior leverage and minimum fixed charge coverage ratio covenants have been modified under the Amended Bank Credit Facility to conform with the current construction plans for Project Horizon and recent operating trends. The amendment also modified the interest rate margins and fee rates under the credit facility. Pursuant to the Amended Bank Credit Facility, the applicable spread for base rate advances is between 2.250% and 3.250% in the event the term loan remains outstanding, and between 0.750% and 2.250% after the term loan has been repaid in full; the applicable spread for Eurodollar rate advances is between 3.500% and 4.500% if the term loan remains outstanding, and between 2.000% and 3.500% after payment of the term loan in full. The applicable spread for commitment fees is 0.500% in the event the term loan remains outstanding and between 0.200% and 0.500% after the term loan has been repaid in full. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate (as defined in the Amended Bank Credit Facility) for one-month contracts plus 1.250% or the federal funds rate plus 0.50%. Interest on Eurodollar loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. Interest on base rate advances is payable quarterly in arrears.

Receivables

On December 23, 2008, the Authority increased the allowance for doubtful accounts pertaining to a gaming receivable held at September 30, 2008 based on information that became known at that date. This resulted in a $3.5 million charge, which has been reflected in the accompanying consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006

(in thousands)

	Column A	Column B	Column C	Column D
	Balance at beginning of year	Charges to costs and expenses	Deductions from reserves (1)	Balances at end of year
Description:
Fiscal Year Ended September 30, 2008
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$11,214	$18,338	$986	$28,566
Fiscal Year Ended September 30, 2007
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$8,116	$3,396	$298	$11,214
Fiscal Year Ended September 30, 2006
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts	$4,992	$3,557	$433	$8,116

Note (1):	Deductions from reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 2006 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 (the “March 2008 10-Q”), and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

Exhibit No.	Description
4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated herein by reference).

10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated herein by reference).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated herein by reference).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated herein by reference).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated herein by reference).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the 1999 Form S-4, and incorporated herein by reference).

10.7	Amendment to the Land Lease, dated March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 13, 2007 (the “June 2007 10-Q”), and incorporated herein by reference).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K, and incorporated by reference herein). *

10.9	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
10.10	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to the 2001 10-K/A, and incorporated by reference herein). *

10.11	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.12	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.13	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.14	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.15	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

10.16	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, File No. 333-120119, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

10.17	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.18	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.19	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
10.20	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

10.21	Trust Agreement under The Mohegan Retirement and 401(k) Plan dated July 1, 2005 between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005, and incorporated by reference herein). *

10.22	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.23	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.24	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated herein by reference). *

10.25	Second Amendment to Purchase Agreement and Release of Claims dated as of August 7, 2006 by and among PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed as Exhibit 10.4 to the June 2006 10-Q and incorporated by reference herein).

10.26	Employment Agreement, executed December 20, 2006, by and between the Mohegan Tribal Gaming Authority and Anthony Patrone (filed as Exhibit 10.32 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated herein by reference).*

10.27	Second Amended and Restated Loan Agreement, dated as of March 9, 2007, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on March 15, 2007, and incorporated by reference herein).

10.28	Amendment No. 1 to the Second Amended and Restated Loan Agreement, dated as of February 13, 2008, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 14, 2008 (the “December 2008 10-Q”), and incorporated by reference herein).

10.29	Amendment to Employment Agreement, dated February 4, 2008, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on February 8, 2008, and incorporated herein by reference). *

10.30	Third Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2008, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.