Form 10-Q
period 2008-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2009-02-13
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$95,227	$83,847
Restricted cash	961	958
Receivables, net	27,967	40,746
Inventories	18,892	17,931
Other current assets	29,728	27,724

Total current assets	172,775	171,206

Non-current assets:
Property and equipment, net	1,699,401	1,693,402
Goodwill	39,459	39,459
Other intangible assets, net	389,938	390,057
Other assets, net	71,249	68,781

Total assets	$2,372,822	$2,362,905

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$26,250	$27,938
Current portion of relinquishment liability	88,734	81,337
Current portion of capital lease	636	630
Trade payables	22,910	23,986
Construction payables	54,936	102,661
Accrued interest payable	31,890	20,125
Other current liabilities	133,409	141,411

Total current liabilities	358,765	398,088

Non-current liabilities:
Long-term debt, net of current portion	1,601,679	1,522,314
Relinquishment liability, net of current portion	293,442	304,031
Capital lease, net of current portion	6,515	6,677
Other long-term liabilities	480	526

Total liabilities	2,260,881	2,231,636
Minority interests	2,638	3,258

Commitments and contingencies
Capital:
Retained earnings	109,303	128,011

Total capital	109,303	128,011

Total liabilities and capital	$2,372,822	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007
Revenues:
Gaming	$326,690	$350,645
Food and beverage	23,888	25,618
Hotel	10,842	12,577
Retail, entertainment and other	33,671	31,535

Gross revenues	395,091	420,375
Less—Promotional allowances	(31,060)	(33,426)

Net revenues	364,031	386,949

Operating costs and expenses:
Gaming	221,346	220,277
Food and beverage	11,726	12,724
Hotel	3,763	4,297
Retail, entertainment and other	12,631	10,664
Advertising, general and administrative	54,782	55,856
Corporate expenses	5,009	7,144
Pre-opening costs and expenses	241	20
Depreciation and amortization	26,526	24,545

Total operating costs and expenses	336,024	335,527

Income from operations	28,007	51,422

Other income (expense):
Accretion of discount to the relinquishment liability	(5,106)	(6,771)
Interest income	989	1,058
Interest expense, net of capitalized interest	(27,665)	(22,831)
Other income (expense), net	(633)	214

Total other expense	(32,415)	(28,330)

Income (loss) from operations before minority interests	(4,408)	23,092
Minority interests	631	601

Net income (loss)	$(3,777)	$23,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, September 30, 2008	$128,011
Net loss	(3,777)
Distributions to Tribe	(14,931)

Balance, December 31, 2008	$109,303

Balance, September 30, 2007	$58,751
Net income	23,693
Distributions to Tribe	(20,000)

Balance, December 31, 2007	$62,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,777)	$23,693
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	26,526	24,545
Accretion of discount to the relinquishment liability	5,106	6,771
Cash paid for accretion of discount to the relinquishment liability	(3,386)	(3,724)
Accretion of discount to the Pocono Downs purchase settlement	(262)	(311)
Net loss on disposition of assets	305	96
Provision for losses on receivables	1,988	4,133
Amortization of debt issuance costs	1,448	1,099
Amortization of net deferred gain on settlement of derivative instruments	114	114
Minority interests	(631)	(601)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	12,415	(3,976)
Increase in inventories	(961)	(151)
Decrease in other assets	4,272	1,033
Decrease in trade payables	(1,076)	(291)
Increase in other liabilities	3,799	18,449

Net cash flows provided by operating activities	45,880	70,879

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of (decrease) increase in construction payables of $(47,725) and $13,127, respectively	(80,492)	(51,293)
Issuance of third party loans and advances	(2,081)	(1,638)
Proceeds from asset sales	75	1,186
Payments received on third-party loans	73	413
Increase in restricted cash	(3)	(7)

Net cash flows used in investing activities	(82,428)	(51,339)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	406,000	139,000
Bank Credit Facility repayments—revolving loan	(176,000)	(95,000)
Bank Credit Facility repayments—term loan	(150,750)	—
Salishan Credit Facility borrowings—revolving loan	1,250	1,500
Line of credit borrowings	147,038	108,248
Line of credit repayments	(149,975)	(124,684)
Principal portion of relinquishment liability payments	(4,912)	(6,678)
Distributions to Tribe	(14,931)	(20,000)
Capitalized debt issuance costs	(9,647)	—
Payments on capital lease obligations	(156)	—
Minority interest contributions and advances	11	—

Net cash flows provided by financing activities	47,928	2,386

Net increase in cash and cash equivalents	11,380	21,926
Cash and cash equivalents at beginning of period	83,847	104,659

Cash and cash equivalents at end of period	$95,227	$126,585

Supplemental disclosure:
Cash paid during the period for interest	$15,005	$11,816

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

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H was formed to evaluate and pursue new business opportunities on behalf of the Authority and the Tribe. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”), which in turn holds a 100% membership interest in Mohegan Resorts Mass, LLC, formed to evaluate potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds a 100% membership interest in Mohegan Resorts Kansas, LLC, formed in connection with an effort, ended in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. It is anticipated that certain of the Authority’s and the Tribe’s future diversification efforts will be conducted, directly or indirectly, through MG&H and Mohegan Resorts.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In addition, certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly owned subsidiaries and entities. In accordance with the Financial Accounting Standard Board (the “FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts and its subsidiaries are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions are eliminated.

Receivables

Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino customers, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience, the information management obtains regarding the creditworthiness of the customer and all other available information. Future business or economic trends could affect the collectibility of these receivables.

Receivables from affiliates, which are recorded in other assets in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses incurred by Salishan-Mohegan for the Cowlitz Project and WTG for the Menominee Project. The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan- Mohegan receivables, which is based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. As of September 30, 2008, the Authority had fully reserved the WTG receivables, and as of December 31, 2008, the WTG receivables remain fully reserved.

New Accounting Pronouncements

On October 1, 2008, the Authority adopted the provisions of the FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. The Authority did not adopt the provisions of SFAS No. 157 that relate to non-financial assets pursuant to FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which the Authority has not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Authority’s results of operations or financial position.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

with Generally Accepted Accounting Principles.” The Authority is currently evaluating the potential impact, if any, that SFAS 162 may have on its financial position, results of operations and cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Bank Credit Facility	$379,250	$300,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	16,345	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	3,000	3,000
Line of Credit	—	2,938
Salishan Credit Facility	22,250	21,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,626,445	1,548,883
Net deferred gain on derivative instruments sold	1,484	1,369

Total debt	$1,627,929	$1,550,252

Bank Credit Facility

On December 10, 2008, the Authority entered into a Third Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continue through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the Bank Credit Facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loan, subsequent to the amortization of the term loans. The maturity date of the Bank Credit Facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the Bank Credit Facility may be used to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009, and it is the Authority’s intent to utilize the Bank Credit Facility for this purpose.

As of December 31, 2008, the amount under letters of credit issued pursuant to the Bank Credit Facility totaled $7.2 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of term loans and letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $462.8 million of borrowing capacity under the Bank Credit Facility as of December 31, 2008, without taking into account covenants under the Bank Credit Facility and the Authority’s Line of Credit and note indentures. Considering restrictive financial covenants under the Bank Credit Facility and note indentures, the amount of additional borrowings the Authority could incur under the Bank Credit Facility in conjunction with its current permitted borrowings (which includes the ability to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009 with proceeds from the Bank Credit Facility) approximated $49.4 million as of December 31, 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, the Applicable Rate based on either the applicable pricing period as set forth in the Bank Credit Facility or the Authority’s total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the Bank Credit Facility). The Authority also pays commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for Base Rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The Applicable Rate for Eurodollar Rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The Applicable Rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The Base Rate is the higher of Bank of America’s announced Prime Rate, the LIBOR Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2008, the Authority had $379.3 million Eurodollar Rate loans and no Base Rate loans outstanding. The Eurodollar Rate loans outstanding at December 31, 2008 were comprised of: (1) $149.3 million in term loans based on a one-month Eurodollar Rate of 0.46% plus an Applicable Rate of 3.50%; (2) $216.0 million in revolving loans based on a one-month Eurodollar Rate of 1.83% plus an Applicable Rate of 3.50%; and (3) $14.0 million in revolving loans based on a one-month Eurodollar Rate of 1.20% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2008. Accrued interest, including commitment fees, on the Bank Credit Facility was $803,000 and $89,000 as of December 31, 2008 and September 30, 2008, respectively.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures.

The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserves its existence as a federally recognized Indian tribe;

•	the Tribe causes the Authority to continually operate Mohegan Sun and the Pocono Downs Entities in compliance with all applicable laws; and

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

As a result of the declines in business volumes and the uncertainties in the current financial markets, the Authority has undertaken a series of steps to reduce expenditures, including the suspension of construction on

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

several elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in an effort to ensure continued compliance with its financial covenants. The Authority also has implemented a company-wide cost containment program that became effective on February 1, 2009. This program includes, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, the Authority implemented a number of other cost containment initiatives to reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable covenants and may need to implement additional cost containment measures based upon recent operating results. If the Authority is unable to sufficiently offset declines in its revenues or if it is not able to execute the initiatives outlined above, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments under its Bank Credit Facility; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under its Bank Credit Facility, which may result in cross-defaults under its senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders to exercise their rights and remedies as defined under their respective agreements, including the right to accelerate the outstanding indebtedness. If such acceleration were to occur, the Authority cannot provide any assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of December 31, 2008, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes is February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of December 31, 2008 and September 30, 2008, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

2001 8 3/ 8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1st and July 1st. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. MBC is a guarantor of the 2001 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of 2001 Senior Subordinated Notes tendered was $133.7 million. An aggregate principal amount of $16.3 million of the 2001 Senior Subordinated Notes remain outstanding as of December 31, 2008. As of December 31, 2008 and September 30, 2008, accrued interest on the 2001 Senior Subordinated Notes was $684,000 and $342,000, respectively.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2002 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of December 31, 2008 and September 30, 2008, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15th and July 15th. The 2003 Senior Subordinated Notes mature on July 15, 2009. The Authority has the option of repaying the 2003 Senior Subordinated Notes at maturity with

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

proceeds from the Bank Credit Facility, and it is the Authority’s intent to utilize the Bank Credit Facility for this purpose. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS No. 6”), the Authority has classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on the Authority’s intent and ability to refinance this debt on a long-term basis through the use of proceeds from the Bank Credit Facility. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Junior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2003 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of December 31, 2008 and September 30, 2008, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the then existing bank credit facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2004 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of December 31, 2008 and September 30, 2008, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are guarantors of the 2005 Senior Subordinated Notes. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of December 31, 2008 and September 30, 2008, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the Authority’s continued existence. As of December 31, 2008, both the Authority and the Tribe were in compliance with all of their respective covenant requirements in the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million. The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar Rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds and interest payments are required to be paid to the WNBA on each anniversary date of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of December 31, 2008 and September 30, 2008, the principal balance outstanding on the WNBA Note was $3.0 million. As of December 31, 2008 and September 30, 2008, accrued interest on the WNBA Note was $131,000 and $94,000, respectively.

Line of Credit

The Authority has a $25.0 million revolving loan agreement with Bank of America (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar Rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Authority has commenced discussions with Bank of America to extend the maturity date of the Line of Credit, which matures on March 31, 2009. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the Bank Credit Facility. As of December 31, 2008, the Authority was in compliance with all covenant requirements under the Line of Credit and had $25.0 million of borrowing capacity thereunder. As of December 31, 2008 and September 30, 2008, there was no accrued interest on the Line of Credit.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Letters of Credit

As of December 31, 2008, the Authority maintained five uncollateralized letters of credit, three of which are maintained to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs Entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which are related to road work at the Pocono Downs facilities. The letters of credit expire on various dates from April 2009 through January 2010, subject to renewals. As of December 31, 2008, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 1.25% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 2.25% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of December 31, 2008, Salishan-Mohegan had $22.3 million in Eurodollar Rate loans and no Base Rate loans outstanding. The Eurodollar Rate loans outstanding at December 31, 2008 were comprised of: (1) $19.3 million in loans based on a one-month Eurodollar Rate of 0.47% plus an Applicable Rate of 2.25%, and (2) $3.0 million in loans based on a one-month Eurodollar Rate of 0.96% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2008. As of December 31, 2008, Salishan-Mohegan had $2.7 million of borrowing capacity under the Salishan Credit Facility. As of December 31, 2008 and September 30, 2008, accrued interest on the Salishan Credit Facility was $8,000 and $11,000, respectively.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions from time to time for risk management purposes only. There were no derivative instruments held by the Authority as of December 31, 2008 and September 30, 2008.

Interest rate swap agreements hedging on currently outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with SFAS 133 and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. The $1.7 million net aggregate gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For each of the three months ended December 31, 2008 and 2007, the Authority recorded amortization of $114,000 to interest expense related to the sale of these derivative instruments. The Authority expects to record $11,000 to offset interest expense over the next 12 months.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended December 31, 2008 and 2007, the Authority incurred $7.0 million and $6.0 million, respectively, of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred $6.3 million for such utilities during each of the three months ended December 31, 2008 and 2007.

The Authority has entered into a land lease agreement with the Tribe for access to Mohegan Sun. The Authority expensed $12,000 relating to this land lease agreement for each of the three months ended December 31, 2008 and 2007.

In July 2008, the Authority entered into a new land lease agreement with the Tribe, replacing the then existing land lease agreement, relating to property located adjacent to the Tribe’s reservation that is used by Mohegan Sun’s employees for parking. The new agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority has classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. The Authority expensed $53,000 relating to the prior land lease agreement during the three months ended December 31, 2007.

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

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Slot Win Contribution

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within Connecticut, except those

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required in connection with free promotional slot plays, such as the Authority’s “e-Bonus” and the MPT’s “Free Play” programs. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that patrons’ “Free Play” at Foxwoods Resort Casino constitutes as a “wager” for purposes of calculating Slot Win Contribution payments. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all “e-Bonus” plays by patrons at Mohegan Sun. As a result, during the three months ended December 31, 2008 and 2007, the Authority reflected expenses associated with the “e-Bonus” escrow agreement, which are included in the Authority’s Slot Win Contribution, totaling $1.3 million and $186,000, respectively. Pursuant to the escrow agreement, escrowed funds or a portion thereof associated with “prizes” paid for “e-Bonus” plays, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority, pending the outcome of the dispute between the Tribe and the State of Connecticut and its lawsuit against the MPT. As of December 31, 2008 and September 30, 2008, the e-Bonus escrow with the State of Connecticut totaled $8.0 million and $6.2 million, respectively.

The Authority reflected expenses associated with the Slot Win Contribution and e-Bonus escrow totaling $50.1 million and $52.3 million for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and September 30, 2008, outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $16.0 million and $17.5 million, respectively.

Pennsylvania Gaming Tax

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. However, under certain circumstances, Downs Racing may install and operate up to a total of 5,000 slot machines. After the satisfaction of certain regulatory conditions and payment of a $50.0 million one-time slot machine license fee to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006.

The Race Horse Development and Gaming Act of 2004 (the “Pennsylvania Gaming Act”) stipulates that holders of Category One slot machine licenses must pay a portion of gross slot revenues to the PGCB on a daily basis (“Pennsylvania Gaming Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc., (the “PHHA”). The Pennsylvania Gaming Tax payable to the PGCB on a daily basis is currently 55% of gross slot revenues. In addition to the daily Pennsylvania Gaming Tax, Downs Racing must pay, on an annual basis, to the PGCB, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments. The local share assessments are equal to the greater of 2% of annual gross slot revenues or $10.0 million. The amounts to be paid to the PHHA are 12% of gross slot revenues. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Gaming Tax payments to the PGCB, which is included in other assets in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Gaming Tax totaling $28.7 million and $23.7 million for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and September 30, 2008, outstanding Pennsylvania Gaming Tax payments to the PGCB totaled $7.1 million and $5.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

PGCB Regulatory Fees

In addition to the Pennsylvania Gaming Tax described above, holders of slot machine licenses also are required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of Pocono Downs gross slot revenues compared to current and future licensees in the Commonwealth of Pennsylvania, Downs Racing is recording expenses associated with this reimbursement at a rate of 1.5% of gross slot revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with this regulatory fee assessment totaling $808,000 and $614,000 for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and September 30, 2008, outstanding regulatory fee payments to the PGCB totaled $34,000 and $73,000, respectively. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million were granted to the PGCB and a $7.0 million payment was made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of Pennsylvania. The loans and the $7.0 million payment were used to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportionally allocated based on each licensee’s gross slot revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which is recorded in other current assets in the accompanying condensed consolidated balance sheets.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined in the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or property of the Authority. The Authority’s condensed consolidated financial statements reflect payments associated with the Priority Distribution Agreement of $4.4 million and $4.2 million for the three months ended December 31, 2008 and 2007, respectively.

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

ACLS of New England, Inc.

The Authority has a 10-year laundry service agreement with ACLS of New England, Inc., (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry service agreement, the Authority is required to pay an agreed upon rate for laundry

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest accrues based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

The Authority also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan which is secured by a mortgage on the laundry facility. The terms of the agreements are 10 years, and should the Authority and the MPT become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) that the Authority and the MPT could be required to make are approximately $2.9 million as of December 31, 2008.

Pennsylvania Property Tax

A final settlement was reached in June 2007 between the various parties involved in a dispute with Downs Racing, relating to certain property tax assessments, in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing is required to make agreed upon payments to the Wilkes-Barre Area School District for each tax year through 2015 totaling $18.2 million.

Project Horizon Suspension

On September 22, 2008, the Authority announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon due to a slowdown in its business volumes and uncertainties in the financial markets, as a result of the ongoing national economic recession. As of December 31, 2008, the Authority has incurred approximately $71.9 million on the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. Incurred costs will remain on the Authority’s respective condensed consolidated balance sheets as long as these elements remain suspended. While the Authority plans to re-evaluate the suspended elements of Project Horizon at the end of fiscal 2009, it can provide no assurances as to if or when the suspended elements will resume. The following information summarizes the contingencies with respect to Project Horizon:

Severance

The Authority may terminate certain construction-related employees due to the suspension of Project Horizon. The costs associated with post-employment severance benefits will be expensed at the time the termination is communicated to employees. The Authority incurred $586,000 of expenses for such costs for the three months ended December 31, 2008.

Construction Materials

Certain construction materials purchased for Project Horizon may no longer be used if the suspended elements are not resumed. The costs of such materials will be expensed at such time it is determined to no longer have a future benefit or value to the Authority. The Authority has not expensed any such costs for the three months ended December 31, 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Construction and Other Agreements

The Authority has entered into certain construction agreements in connection with Project Horizon which allow for termination of the agreements without cause. In the event of termination of such agreements, the Authority is obligated to pay only for those costs incurred through the date of termination, and in some cases, certain termination-related costs. The Authority does not anticipate that such termination-related costs will be material.

The Authority also has entered into certain other agreements in connection with Project Horizon, including service and leasing agreements. The Authority does not anticipate that any of these other agreements will give rise to liabilities that will be material.

The Authority can provide no assurances that any actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will occur when anticipated. Costs relating to the termination of agreements will be expensed at such time the agreements are terminated and the costs are incurred. The Authority has not incurred any such costs for the three months ended December 31, 2008.

Construction Insurance

In June 2007, the Authority obtained construction insurance coverage from various insurance carriers in connection with Project Horizon. All premiums have been fully paid through October 6, 2010. As of December 31, 2008, aggregate outstanding premiums totaled $2.6 million. The Authority is currently negotiating with its insurance carriers to reduce the coverage period in order to obtain a refund of premiums paid.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement” or the “Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined in the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined in the Relinquishment Agreement as gross gaming revenues, other than Class II gaming revenues, and all other

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as the Casino of the Wind, as such areas do not constitute facilities as defined in the Relinquishment Agreement.

In the event of any bankruptcy, liquidation or reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right to payment of senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 2005 Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe, to the extent then due. The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2008, the carrying amount of the relinquishment liability was $382.2 million as compared to $385.4 million at September 30, 2008. The decrease in the relinquishment liability during the three months ended December 31, 2008 is due to $8.3 million in relinquishment payments, offset by $5.1 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended December 31,
	2008	2007
Payments representing principal amounts	$4.9	$6.7
Payments representing accretion of discount	3.4	3.7

Total payments	$8.3	$10.4

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At December 31, 2008 and September 30, 2008, relinquishment payments earned but unpaid were $24.3 million and $17.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of December 31, 2008, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut Entities, and (ii) Pocono Downs, which is comprised of the operations of the Pocono Downs Entities. The two operating segments are separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended December 31,
	2008 (1)	2007
Net revenues:
Mohegan Sun	$307,483	$339,427
Pocono Downs	56,548	47,522

Total	364,031	386,949
Income (loss) from operations:
Mohegan Sun	34,047	55,942
Pocono Downs	(1,010)	3,484
Corporate	(5,030)	(8,004)

Total	28,007	51,422
Accretion of discount to the relinquishment liability	(5,106)	(6,771)
Interest income	989	1,058
Interest expense, net of capitalized interest	(27,665)	(22,831)
Other income (expense), net	(633)	214

Income (loss) from operations before minority interests	(4,408)	23,092
Minority interests	631	601

Net income (loss)	$(3,777)	$23,693

	For the Three Months Ended December 31,
	2008	2007
Capital expenditures:
Mohegan Sun	$30,501	$27,570
Pocono Downs	2,266	36,849
Corporate	—	1

Total	$32,767	$64,420

	December 31, 2008	September 30, 2008
Total assets:
Mohegan Sun	$1,661,267	$1,654,704
Pocono Downs	607,842	619,712
Corporate	103,713	88,489

Total	$2,372,822	$2,362,905

(1)	Includes operating results of Casino of the Wind at Mohegan Sun & Project Sunrise at Pocono Downs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2008, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only subsidiary guarantor, on a full and unconditional basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor entities, Salishan-Mohegan, MG&H, Mohegan Resorts, and its subsidiaries, as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,403,343	$276,107	$19,951	$—	$1,699,401
Intercompany receivables	430,273	13,446	—	(443,719)	—
Investment in subsidiaries	161,180	2,543	—	(163,723)	—
Other intangible assets, net	119,827	270,111	—	—	389,938
Other assets, net	188,309	73,980	21,194	—	283,483

Total assets	$2,302,932	$636,187	$41,145	$(607,442)	$2,372,822

LIABILITIES AND CAPITAL
Total current liabilities	$293,797	$42,451	$22,517	$—	$358,765
Long-term debt and capital lease, net of current portion	1,605,594	2,600	—	—	1,608,194
Relinquishment liability, net of current portion	293,442	—	—	—	293,442
Intercompany payables	—	430,273	13,446	(443,719)	—
Other long-term liabilities	480	—	—	—	480

Total liabilities	2,193,313	475,324	35,963	(443,719)	2,260,881
Minority interests in subsidiaries	—	—	—	2,638	2,638
Total capital	109,619	160,863	5,182	(166,361)	109,303

Total liabilities and capital	$2,302,932	$636,187	$41,145	$(607,442)	$2,372,822

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	As of September 30, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,393,035	$280,416	$19,951	$—	$1,693,402
Intercompany receivables	416,132	12,052	—	(428,184)	—
Investment in subsidiaries	176,266	3,140	—	(179,406)	—
Other intangible assets, net	119,827	270,230	—	—	390,057
Other assets, net	177,712	81,659	20,075	—	279,446

Total assets	$2,282,972	$647,497	$40,026	$(607,590)	$2,362,905

LIABILITIES AND CAPITAL
Total current liabilities	$323,697	$52,816	$21,575	$—	$398,088
Long-term debt and capital lease, net of current portion	1,526,391	2,600	—	—	1,528,991
Relinquishment liability, net of current portion	304,031	—	—	—	304,031
Intercompany payables	—	416,132	12,052	(428,184)	—
Other long-term liabilities	526	—	—	—	526

Total liabilities	2,154,645	471,548	33,627	(428,184)	2,231,636
Minority interests in subsidiaries	—	—	—	3,258	3,258
Total capital	128,327	175,949	6,399	(182,664)	128,011

Total liabilities and capital	$2,282,972	$647,497	$40,026	$(607,590)	$2,362,905

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended December 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$307,314	$56,723	$(3)	$(3)	$364,031
Operating costs and expenses:
Gaming and other operations	204,411	45,058	—	(3)	249,466
Advertising, general and administrative	50,376	7,913	1,502	—	59,791
Pre-opening costs and expenses	50	191	—	—	241
Depreciation and amortization	20,163	6,363	—	—	26,526

Total operating costs and expenses	275,000	59,525	1,502	(3)	336,024

Income (loss) from operations	32,314	(2,802)	(1,505)	—	28,007
Accretion of discount to the relinquishment liability	(5,106)	—	—	—	(5,106)
Interest expense, net of capitalized interest	(14,978)	(12,387)	(462)	162	(27,665)
Loss on interests in subsidiaries	(15,686)	(596)	—	16,282	—
Other income (expense), net	(321)	99	740	(162)	356

Income (loss) from continuing operations before minority interests	(3,777)	(15,686)	(1,227)	16,282	(4,408)
Minority interests	—	—	10	621	631

Net income (loss)	$(3,777)	$(15,686)	$(1,217)	$16,903	$(3,777)

	For the Three Months Ended December 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$339,187	$47,764	$—	$(2)	$386,949
Operating costs and expenses:
Gaming and other operations	211,215	36,749	—	(2)	247,962
Advertising, general and administrative	54,286	8,325	389	—	63,000
Pre-opening costs and expenses	12	8	—	—	20
Depreciation and amortization	20,531	4,014	—	—	24,545

Total operating costs and expenses	286,044	49,096	389	(2)	335,527

Income (loss) from operations	53,143	(1,332)	(389)	—	51,422
Accretion of discount to the relinquishment liability	(6,771)	—	—	—	(6,771)
Interest expense, net of capitalized interest	(13,171)	(9,283)	(623)	246	(22,831)
Loss on interests in subsidiaries	(9,729)	(71)	—	9,800	—
Other income, net	221	428	869	(246)	1,272

Income (loss) from continuing operations before minority interests	23,693	(10,258)	(143)	9,800	23,092
Minority interests	—	529	—	72	601

Net income (loss)	$23,693	$(9,729)	$(143)	$9,872	$23,693

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$43,635	$5,940	$(3,695)	$—	$45,880

Cash flows used in investing activities:
Purchases of property and equipment	(58,465)	(22,027)	—	—	(80,492)
Other cash flows used in investing activities	(10,493)	(2,274)	(571)	11,402	(1,936)

Net cash flows used in investing activities	(68,958)	(24,301)	(571)	11,402	(82,428)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	406,000	—	—	—	406,000
Bank Credit Facility repayments—revolving loan	(176,000)	—	—	—	(176,000)
Bank Credit Facility borrowings—term loan	(150,750)	—	—	—	(150,750)
Line of Credit borrowings	147,038	—	—	—	147,038
Line of Credit repayments	(149,975)	—	—	—	(149,975)
Principal portion of relinquishment liability payments	(4,912)	—	—	—	(4,912)
Distributions to Tribe	(14,931)	—	—	—	(14,931)
Capitalized debt issuance costs	(9,647)	—	—	—	(9,647)
Other cash flows provided by (used in) financing activities	(145)	10,169	2,483	(11,402)	1,105

Net cash flows provided by financing activities	46,678	10,169	2,483	(11,402)	47,928

Net increase (decrease) in cash and cash equivalents	21,355	(8,192)	(1,783)	—	11,380

Cash and cash equivalents at beginning of period	54,730	27,128	1,989	—	83,847

Cash and cash equivalents at end of period	$76,085	$18,936	$206	$—	$95,227

	For the Three Months Ended December 31, 2007
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$81,132	$(9,881)	$(372)	$—	$70,879

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(26,160)	(25,133)	—	—	(51,293)
Other cash flows provided by (used in) investing activities	(37,119)	829	(898)	37,142	(46)

Net cash flows used in investing activities	(63,279)	(24,304)	(898)	37,142	(51,339)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	139,000	—	—	—	139,000
Bank Credit Facility repayments—revolving loan	(95,000)	—	—	—	(95,000)
Line of Credit borrowings	108,248	—	—	—	108,248
Line of Credit repayments	(124,684)	—	—	—	(124,684)
Principal portion of relinquishment liability payments	(6,678)	—	—	—	(6,678)
Distributions to Tribe	(20,000)	—	—	—	(20,000)
Other cash flows provided by financing activities	95	37,025	1,522	(37,142)	1,500

Net cash flows provided by financing activities	981	37,025	1,522	(37,142)	2,386

Net increase in cash and cash equivalents	18,834	2,840	252	—	21,926

Cash and cash equivalents at beginning of period	88,345	16,307	7	—	104,659

Cash and cash equivalents at end of period	$107,179	$19,147	$259	$—	$126,585

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2008, and the related condensed consolidated statements of income (loss) and of changes in capital for each of the three-month periods ended December 31, 2008 and 2007 and the condensed consolidated statement of cash flows for the three-month period ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2008, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 29, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of September 30, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 13, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland or Pennsylvania);

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs, or Pocono Downs, and the off-track wagering facilities located in Pennsylvania, collectively the Pocono Downs entities;

•	the ongoing economic recession which has affected our revenues and earnings;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and manage the expanded resort;

•	our ability to successfully operate and integrate the new amenities from Project Sunrise at Pocono Downs;

•	our suspension of the hotel, retail and parking garage elements of the Earth Expansion of Project Horizon;

•	our ability to successfully implement our diversification strategy;

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the limitation, denial or suspension of licenses required under gaming laws and regulations); and

•	the continued availability of financing.

Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own the Pocono Downs entities, which operates a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of December 31, 2008, the Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

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

•	an approximately 10,000-square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000-square-foot simulcasting race book facility;

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, an 8,500-square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of December 31, 2008, the Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as four full-service restaurants, five quick-service restaurants and a multi-station food court operated by third parties, for a total of approximately 2,500 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, lounge and pub, operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	The Shops at Mohegan Sun containing 33 different retail shops, eight of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite on the 36th floor;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third-party.

Casino of the Wind

As of December 31, 2008, the Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 660 slot machines, 28 table games (including blackjack, roulette, craps and baccarat) and a 42-table themed poker room; and

•	20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 12,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, initially was planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure and the Earth Expansion. As of December 31, 2008, two of the components, Sunrise Square and Casino of the Wind, had been completed.

Sunrise Square was completed in August 2007 at a cost of approximately $16.7 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as, Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” street food outlet.

Casino of the Wind was completed in August 2008 at a cost of approximately $113.3 million. Casino of the Wind added approximately 45,000 square feet of gaming space, approximately 660 slot machines, 28 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of new dining and retail amenities.

As of December 31, 2008, we had incurred approximately $31.1 million for Property Infrastructure costs relating to additional surface parking lots, site development and road improvements on or adjacent to the property. We currently anticipate incurring an additional $8.0 million to complete the Property Infrastructure component. This component is anticipated to be completed in the third quarter of fiscal 2009.

On September 22, 2008, we announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon due to a slowdown in our business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. We intend to reevaluate the feasibility of the suspended elements at the end of fiscal 2009. As of December 31, 2008, we had incurred approximately $71.9 million for the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We currently anticipate incurring an additional $55.6 million in connection with the Earth Expansion relating to the construction of the Earth guest connector and the retail podium, which will connect the Winter Parking Garage to the Casino of the Earth. The Earth Expansion is scheduled to open in the fourth quarter of fiscal 2009 and will incorporate renovated food and beverage facilities, including Bobby Flay’s “Bobby’s Burger Palace,” a burger restaurant, “Frank Pepe Pizzeria Napoletana,” a family-style sit down pizzeria, and a four-station quick-serve dining area, as well as 7,000 square feet of new retail space. We also plan to open Bobby Flay’s “Bar Americain” in the fall of 2009, in the location currently occupied by Fidelia’s restaurant.

In addition, the construction of a 1,500-space parking garage that was anticipated to be built adjacent to the Earth Expansion was suspended. As of December 31, 2008, we had incurred approximately $3.5 million relating to the design of the new parking garage, and anticipate incurring an additional $1.5 million to complete improvements to the existing Winter Parking Garage.

The revised costs for Project Horizon are currently estimated to be approximately $301.6 million, excluding capitalized interest. A breakdown of the costs for each project component is as follows:

•	$16.7 million for Sunrise Square

•	$113.3 million for Casino of the Wind

•	$39.1 million for Property Infrastructure

•	$5.0 million for parking garages

•	$127.5 million for the Earth Expansion

As of December 31, 2008, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $236.4 million. Remaining project costs are estimated to total approximately $65.2 million and are anticipated to be incurred in fiscal 2009.

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

Mohegan Golf

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007.

Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania, as well as several Pennsylvania OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000-square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing completed the 2008 harness racing season at Pocono Downs in September 2008 and will continue its harness racing activities when the 2009 racing season begins in the spring of 2009. Year-round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. A state of the art, pari-mutuel simulcast facility at Pocono Downs opened in March 2006. Construction of a new paddock adjacent to the racetrack is currently underway and is expected to be completed for the 2009 racing season.

In August 2006, we entered into an amendment to the Pocono Downs purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we will receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We have received the $7.0 million installments due in November 2007 and 2008.

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board, or PGCB, for the operation of slot machines at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. However, under certain circumstances, Downs Racing may install and operate up to a total of 5,000 slot machines.

Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened in November 2006. The total cost incurred for development of the Phase I facility was approximately $70.0 million.

Pocono Downs opened Project Sunrise on July 17, 2008. The combined facility now includes approximately 2,500 slot machines and electronic blackjack games, several dining options including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court including Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck, Ben & Jerry’s Ice Cream and Betty & Joe’s Baker & Coffee Maker. Pocono Downs now also offers a wide array of retail amenities including Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Pocono Downs logo store. Project Sunrise also added three new bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. The renovated facility now serves as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $199.0 million, excluding capitalized interest.

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

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe, pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior regarding acceptance of land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the BIA takes the Cowlitz Project site into trust, the land will constitute as restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement for the Cowlitz Project site.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined in the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

On January 7, 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe. This decision followed an earlier action by the United States Department of the Interior in November 2008 rejecting the Menominee Tribe’s request to suspend review of its application to take the Kenosha site into trust as new reservation lands and a federal court’s refusal to issue a temporary restraining order in the matter against the Secretary of the Interior. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 and contradicted an earlier recommendation from the BIA’s Regional Director. The Menominee Tribe has subsequently indicated that it will challenge the United States Department of the Interior’s decision and also may consider re-applying to the BIA under the new presidential administration. We believe these actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As of September 30, 2008, we had fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset, and as of December 31, 2008, the WTG receivables remain fully reserved.

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue new business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, holds a 49% membership interest in MG&H and the Tribe holds the remaining 51% membership interest. MG&H has formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. It is anticipated that certain of our and the Tribe’s future diversification efforts will be conducted, directly or indirectly, through MG&H and/or Mohegan Resorts. Mohegan Resorts is currently evaluating potential gaming opportunities in the Commonwealth of Massachusetts, and a wholly-owned subsidiary of Mohegan Resorts has entered into a ground lease for approximately 152 acres of land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in the Commonwealth of Massachusetts. A wholly-owned subsidiary of Mohegan Resorts was also a partner in an unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, or Foxwoods. We also currently face competition from several casinos and gaming facilities located on Indian tribal lands in the State of New York and Video Lottery Terminal, or VLT, facilities in the states of New York and Rhode Island, as well as potential competition from planned gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. We also face existing and future competition in the immediate Pennsylvania gaming market. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further details regarding our current and projected competition from other gaming operations.

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2008:

As states are experiencing unprecedented budget deficits, there are renewed proposals and debate in various state legislatures on allowing or expanding state-licensed gaming throughout New England and the Northeast region. States also are considering or instituting other infrastructure, regulatory and promotional measures to retain or enhance revenues from gaming, which affect competition for Mohegan Sun and Pocono Downs.

In Connecticut, the Governor has proposed, and legislation has been introduced, to allow for the sale of alcohol under casino liquor permits on a 24-hour, seven-day-per-week basis. Also, state legislation is again being considered to attempt to regulate or ban secondhand smoke at casinos in Connecticut.

In Rhode Island, legislation is being considered to amend the state constitution to permit blackjack, roulette and craps at state-licensed gaming facilities. Additionally, according to published reports, Twin River remains in discussion with its lender and the state in light of the owner’s failure to meet certain financial obligations.

In the Commonwealth of Massachusetts, new legislation, with the possible support of new legislative leadership and the continued support of the Governor, is expected to be introduced to permit state-licensed gaming at multiple locations throughout the state. Also, the federally-recognized Mashpee Wampanoag Tribe continues to pursue the establishment of its initial reservation in Mashpee and Middleboro and a large gaming facility in Middleboro.

The New York legislature is expected to consider legalizing electronic table games at racinos in the state, including Empire City in Yonkers and Aqueduct in Queens, and also is expected to consider allowing VLT facilities at Belmont Park in Elmont. In addition, according to published reports, the State of New York and Delaware North Companies, Inc., or Delaware North, the successful bidder to operate VLTs at Aqueduct Race Track, have not yet executed a memorandum of understanding for operation of the facility, nor has Delaware North paid its upfront licensing fee to the state. The Shinnecock Indian Nation on Long Island also is reportedly under active consideration for federal recognition by the BIA and has plans for gaming if it is recognized and has reservation land taken into trust. Several federally-recognized Indian tribes, including the Seneca Nation, have announced or renewed plans to pursue tribal casinos in the Catskills Region of New York.

In the Commonwealth of Pennsylvania, the Governor is planning to seek legislation to allow a limited number of video-poker machines at restaurants, private clubs and corner bars, and legislation is being considered to allow table games at existing casinos, including Pocono Downs. Additionally, Sands Bethworks Gaming has announced that it plans to open the casino portion of its gaming facility in Bethlehem in May 2009.

Various casino operators with facilities in Atlantic City, New Jersey, are reportedly experiencing financial difficulties and in some cases have filed for bankruptcy or have restructured their debt to avoid bankruptcy. According to reports, several new casino projects or expansions have been cancelled or postponed in recent months, including projects by Penn National Gaming, Inc., MGM Mirage, Inc., Pinnacle Entertainment, Inc., and Curtis Bashaw.

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

Our largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from slot machines and table games at Mohegan Sun, as well as slot machines at Pocono Downs. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by: (1) winnings paid out and (2) slot tickets issued. Pursuant to the Mohegan Compact and requirements of our Pennsylvania Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post this information on our website at www.mtga.com.

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

Promotional allowances

We operate a program for our guests at Mohegan Sun and Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage, hotel, retail, entertainment and other services to guests, as applicable, based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun and Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third party facilities is charged to gaming expenses.

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

Gaming expenses

Gaming expenses primarily include the portion of gross slot revenues which must be paid to the State of Connecticut and the PGCB which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the slot win contribution from Mohegan Sun is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues, or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues at Pocono Downs. In addition to this daily assessment, Downs Racing must pay to the PGCB, on an annual basis, amounts necessary to ensure that the city and municipality hosting Pocono Downs will receive an annual minimum of $10.0 million from the local share assessment. The local share assessment is equal to the greater of 2% of annual gross slot revenues or $10.0 million.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third party tenant outlets.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes accretion of discount to the relinquishment liability, interest income, interest expense, minority interests and other non-operating income and expense.

Reassessment of relinquishment liability and accretion of discount to the relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues, as defined in the relinquishment agreement, generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, or SFAS No. 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually, in conjunction with our budgeting process, and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Furthermore, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to differ significantly from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test, and if impairment occurs, the amount of impaired trademark must be written-off immediately.

Results of Operations

Summary Operating Results

As of December 31, 2008, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We, therefore, believe that we have two operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut entities, and (ii) Pocono Downs, which comprises the operations of the Pocono Downs entities. The two operating segments also are reported as separate segments due to the differing nature of their operations.

The following table summarizes our results from operations on a property basis (in thousands):

	For the Three Months Ended December 31,
	2008		2007	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$307,483	(1)	$339,427	$(31,944)	(9.4)%
Pocono Downs	56,548	(2)	47,522	9,026	19.0%

Total	$364,031		$386,949	$(22,918)	(5.9)%

Income (loss) from operations:
Mohegan Sun	$34,047	(1)	$55,942	$(21,895)	(39.1)%
Pocono Downs	(1,010	) (2)	3,484	(4,494)	(129.0)%
Corporate expenses	(5,030)		(8,004)	(2,974)	(37.2)%

Total	$28,007		$51,422	$(23,415)	(45.5)%

Net income (loss)	$(3,777)		$23,693	$(27,470)	(115.9)%

(1)	Includes operating results of Casino of the Wind.
(2)	Includes operating results of Project Sunrise.

The important factors and trends that most contributed to our financial performance for the three months ended December 31, 2008 and 2007 are as follows:

•

the ongoing national economic recession and continued weakening consumer spending on discretionary items such as gaming and leisure activities resulting in lower spending by gaming patrons, which impacted gaming revenues at Mohegan Sun and Pocono Downs;

•

increased competition in the Northeast gaming market from VLT facilities at Empire City in Yonkers, New York and Twin River in Lincoln, Rhode Island, and our Connecticut competitor, Foxwoods, following the opening of its MGM Grand at Foxwoods hotel and gaming facility in May 2008, resulting in lower slot revenues at Mohegan Sun;

•	the opening of Project Sunrise in July 2008, which generated additional slot revenues at Pocono Downs during the three months ended December 31, 2008;

•	lower operating costs at Mohegan Sun during the three months ended December 31, 2008, including salary and wage costs and advertising, casino marketing and promotional expenditures;

•

higher number of headliner shows at the Mohegan Sun Arena during the three months ended December 31, 2008, which we believe contributes to gaming, food and beverage, hotel and retail and other revenues; and

•	increase in promotional room rates offered to casino hotel guests, designed to maintain occupancy levels to support gaming and other revenues.

Non-recurring factors that affected our financial performance for the three months ended December 31, 2008 and 2007 are as follows:

•	decreased table games hold percentage at Mohegan Sun, which negatively impacted table games revenues and income from operations;

•	increased operating costs and expenses, including higher than expected post-opening staffing costs at Pocono Downs in connection with Project Sunrise during the three months ended December 31, 2008;

•	increased promotional activities, including free promotional slot plays, from competitors as compared to Mohegan Sun and Pocono Downs;

•	unfavorable weather conditions as compared to the same periods in each of the prior years, which negatively impacted operating results at Mohegan Sun and Pocono Downs; and

•	a $3.5 million non-recurring charge in the three months ended December 31, 2007 for additional reserves against the net assets of WTG in connection with the Menominee Project.

Net revenues for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of the declines in table games and slot revenues at Mohegan Sun. These declines were partially offset by increased slot revenues at Pocono Downs due to the opening of Project Sunrise, as well as higher entertainment revenues at Mohegan Sun.

Income from operations for the three months ended December 31, 2008 compared to the same period in the prior year decreased as a result of the decline in net revenues at Mohegan Sun and increased operating costs and expenses at Pocono Downs due to the opening of Project Sunrise. The decrease in income from operations was partially offset by the growth in net revenues at Pocono Downs and lower Corporate-related expenses resulting primarily from the non-recurring charge recorded in the three months ended December 31, 2007 for additional reserves against the net assets of WTG in connection with the Menominee Project. Our operating margin, or income from operations as a percentage of net revenues, for the three months ended December 31, 2008 decreased to 7.7% from 13.3% for the three months ended December 31, 2007. This decrease resulted from declines in Pocono Downs’ and Mohegan Sun’s operating margins of 910 basis points and 540 basis points, respectively. The decline in Pocono Downs’ operating margin was primarily the result of the ongoing national economic recession, increased operating costs and expenses, including higher than expected post-opening staffing costs, increased redemption costs due to higher utilization of Player’s Club points at third-party outlets, greater promotional activities from competitors and unfavorable weather conditions in the Northeastern Pennsylvania region. Pocono Downs has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. The decrease in Mohegan Sun’s operating margin was primarily attributable to lower gaming revenues due to the ongoing recession and unfavorable weather conditions. Mohegan Sun’s operating margin for the three months ended December 31, 2008 reflects poker revenues from the August 2008 opening of the 42-table poker room in the Casino of the Wind, lower salary and wage costs and reductions in advertising, casino marketing and promotional expenditures.

Net income for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily due to the reduction in income from operations, as well as increased interest expense due to higher weighted average outstanding debt, as a result of additional borrowings on our bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise, partially offset by a decrease in weighted average interest rate.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Gaming	$272,945	$304,787	$(31,842)	(10.4)%
Food and beverage	20,313	23,300	(2,987)	(12.8)%
Hotel	10,842	12,577	(1,735)	(13.8)%
Retail, entertainment and other	32,388	30,313	2,075	6.8%

Total	$336,488	$370,977	$(34,489)	(9.3)%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2008	2007
Gaming	81.1%	82.2%
Food and beverage	6.0%	6.3%
Hotel	3.2%	3.4%
Retail, entertainment and other	9.7%	8.1%

Total	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended December 31,
	2008	2007	Variance	Percentage Variance
Slot handle	$2,304,211	$2,424,504	$(120,293)	(5.0)%
Gross slot revenues	$195,335	$208,321	$(12,986)	(6.2)%
Net slot revenues	$188,095	$201,865	$(13,770)	(6.8)%
Weighted average number of slot machines (in units)	6,743	6,185	558	9.0%
Gross slot hold percentage	8.5%	8.6%	(0.1)%	(1.2)%
Gross slot win per unit per day (in dollars)	$315	$366	$(51)	(13.9)%
Table games drop	$580,631	$649,110	$(68,479)	(10.5)%
Table games revenues	$79,686	$100,404	$(20,718)	(20.6)%
Weighted average number of table games (in units)	329	322	7	2.2%
Table games hold percentage (1)	13.7%	15.5%	(1.8)%	(11.6)%
Table games revenue per unit per day (in dollars)	$2,635	$3,386	$(751)	(22.2)%
Poker revenues	$2,826	$—	$2,826	100.0%
Weighted average number of poker tables (in units)	42	—	42	100.0%
Poker revenue per unit per day (in dollars)	$731	$—	$731	100.0%

(1)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2008 compared to the same period in the prior year decreased due to declines in both table games and slot revenues. The decrease in table games revenues resulted from declines in table games drop and table games hold percentage. The decline in table games drop was primarily attributable to the ongoing national economic recession, which has severely impacted spending by gaming patrons in the Northeastern United States, as we experienced decreased spending per rated table games patron, despite increased rated table games patron trips during the period. The decrease in table games drop also was impacted by unfavorable December weather conditions in the Northeast region during the period, including a significant weekend snowstorm and a snowstorm on New Year’s Eve, resulting in overall reduced patron visitation. Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods. The decrease in slot revenues also was attributable to the ongoing national economic recession, as well as increased competition from Empire City, Twin River and Foxwoods, following the opening of its MGM Grand at Foxwoods in May 2008. The unfavorable weather conditions in the Northeast region and higher promotional activities from competitors as compared to us also contributed to the decline in slot revenues. Our slot win efficiency in the Northeast gaming market remained relatively stable, decreasing slightly to 135.0% for the three months ended December 31, 2008 from 137.6% for the same period in the prior year. Our slot win efficiency in the Northeast gaming market was impacted by customers in the New York City and Boston area markets that chose to frequent closer gaming facilities. Our slot win efficiency in the Connecticut gaming market for the three months ended December 31, 2008 increased to 123.6% from 117.9% for the same period in the prior year.

Food and beverage revenues for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily due to a $2.6 million decline in food revenues. The decline in food revenues resulted from an 18.5% reduction in the number of meals served due to the temporary closure of the Earth food court to accommodate construction of the Earth guest connector, as well as the September 2008 opening of Jimmy Buffett’s Margaritaville Restaurant, a third-party food and beverage outlet, which resulted in decreased patron visitation at Mohegan Sun-owned food outlets. The decrease in the number of meals served was partially offset by a 6.1% increase in the average price per cover.

The following table presents data related to hotel revenues:

	For the Three Months Ended December 31,
	2008	2007	Variance	Percentage Variance
Rooms occupied	103,400	100,100	3,300	3.3%
Average daily room rate (ADR)	$94	$115	$(21)	(18.3)%
Occupancy rate	95.6%	92.6%	3.0%	3.2%
Revenue per available room (REVPAR)	$90	$106	$(16)	(15.1)%

Hotel revenues for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of the decline in ADR. The decline in ADR resulted from the continued competitive pricing pressures in room rates offered to casino hotel guests at Foxwoods and the Atlantic City gaming market, as well as a continued decline in demand for group room nights. This reduction in room rates is designed to maintain occupancy levels to support gaming and other revenues.

Retail, entertainment and other revenues for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily as a result of a $4.0 million growth in entertainment revenues due to a 38.3% increase in average price per ticket for Mohegan Sun Arena shows, as well as a 3.1% increase in Arena ticket sales, both resulting from additional headliner shows at the Arena. The increase in retail, entertainment and other revenues was partially offset by a $2.0 million decline in gasoline revenues due to a reduction in the average price per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$9,457	$10,901	$(1,444)	(13.2)%
Hotel	4,094	3,927	167	4.3%
Retail, entertainment and other	15,454	16,722	(1,268)	(7.6)%

Total	$29,005	$31,550	$(2,545)	(8.1)%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$10,030	$11,393	$(1,363)	(12.0)%
Hotel	2,301	2,002	299	14.9%
Retail, entertainment and other	12,830	14,024	(1,194)	(8.5)%

Total	$25,161	$27,419	$(2,258)	(8.2)%

Promotional allowances for the three months ended December 31, 2008 compared to the same period in the prior year decreased as a result of lower redemptions under the Player’s Club program, primarily due to reduced patron visitation at Mohegan Sun-owned food and beverage and retail outlets, as discussed above.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Gaming	$178,840	$185,108	$(6,268)	(3.4)%
Food and beverage	10,009	11,892	(1,883)	(15.8)%
Hotel	3,763	4,297	(534)	(12.4)%
Retail, entertainment and other	12,275	10,513	1,762	16.8%
Advertising, general and administrative	48,139	50,920	(2,781)	(5.5)%
Pre-opening costs and expenses	50	12	38	316.7%
Depreciation and amortization	20,360	20,743	(383)	(1.8)%

Total	$273,436	$283,485	$(10,049)	(3.5)%

Gaming costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of reduced slot win contribution to the State of Connecticut commensurate with the lower slot revenues and decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. Reductions in casino marketing and promotional expenditures, lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets and decreased labor costs also contributed to the decrease in gaming costs and expenses. These reductions were partially offset by increased expenses associated with the e-Bonus escrow payments and higher medical benefit costs. Slot win contribution and e-Bonus escrow expenses totaled $50.1 million and $52.3 million for the three months ended

December 31, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues were 65.5% for the three months ended December 31, 2008 compared to 60.7% for the three months ended December 31, 2007.

Food and beverage costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of reduced cost of goods sold due to the reduction in the number of meals served and lower direct labor costs. These reductions were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses and increased medical benefit costs.

Hotel costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to a substantial growth in direct entertainment costs resulting from increased headliner shows at the Arena, partially offset by lower cost of goods sold as a result of the reduction in the average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center and reduced patronage at Mohegan Sun-owned retail outlets. The increase in retail, entertainment and other costs and expenses for the three months ended December 31, 2008 also was offset by decreased use of retail and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of reduced advertising, as well as reductions in other costs to support Mohegan Sun operations, including professional and consulting expenditures.

Pre-opening costs and expenses for the three months ended December 31, 2008 and 2007 were comprised of direct incremental personnel, consulting and other costs associated with the opening of Project Horizon.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Gaming	$53,745	$45,858	$7,887	17.2%
Food and beverage	3,575	2,318	1,257	54.2%
Retail and other	1,283	1,222	61	5.0%

Total	$58,603	$49,398	$9,205	18.6%

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2008	2007
Gaming	91.7%	92.8%
Food and beverage	6.1%	4.7%
Retail and other	2.2%	2.5%

Total	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended December 31,
	2008	2007	Variance	Percentage Variance
Slot handle	$582,551	$459,791	$122,760	26.7%
Gross slot revenues	$49,351	$39,900	$9,451	23.7%
Net slot revenues	$49,294	$39,859	$9,435	23.7%
Weighted average number of slot machines (in units)	2,479	1,203	1,276	106.1%
Gross slot hold percentage	8.5%	8.7%	(0.2)%	(2.3)%
Gross slot win per unit per day (in dollars)	$216	$361	$(145)	(40.2)%

Gaming revenues for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to additional slot revenues from the opening of Project Sunrise. We believe the growth in slot revenues was slowed by the ongoing national economic recession, higher promotional activities from our competitors, unfavorable weather conditions in the Northeastern Pennsylvania region and a decrease in gross slot hold percentage. The decrease in gross slot hold percentage was primarily attributable to increased free promotional slot plays to Player’s Club members, which is reflected in slot handle. Our slot win efficiency in the Northeastern Pennsylvania gaming market for the three months ended December 31, 2008 was 108.7% compared to 163.3% for the three months ended December 31, 2007. The decreases in gross slot win per unit per day and slot win efficiency were primarily attributable to the increase in the weighted average number of slot machines following the opening of Project Sunrise.

Food and beverage revenues for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to additional revenues from the new food and beverage outlets opened in connection with Project Sunrise, which resulted in increased patron visitation to the facility, as well as increased utilization of Pocono Downs Player’s Club points and promotional coupons at Pocono Downs-owned food and beverage outlets.

Retail and other revenues for the three months ended December 31, 2008 was comparable to retail and other revenues for the same period in the prior year.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$1,797	$1,339	$458	34.2%
Retail	258	537	(279)	(52.0)%

Total	$2,055	$1,876	$179	9.5%

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Food and beverage	$1,902	$1,544	$358	23.2%
Retail	469	623	(154)	(24.7)%

Total	$2,371	$2,167	$204	9.4%

Promotional allowances for the three months ended December 31, 2008 compared to the same period in the prior year increased due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Gaming	$42,506	$35,169	$7,337	20.9%
Food and beverage	1,717	832	885	106.4%
Retail and other	356	151	205	135.8%
Advertising, general and administrative	6,643	4,936	1,707	34.6%
Pre-opening costs and expenses	191	8	183	2,287.5%
Depreciation and amortization	6,145	2,942	3,203	108.9%

Total	$57,558	$44,038	$13,520	30.7%

Gaming costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily as a result of additional operating costs and expenses necessary to support Project Sunrise, including increased Pennsylvania Gaming Tax commensurate with the growth in slot revenues, and higher than expected post-opening staffing costs and operating expenses. Higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third-party outlets also contributed to the increase in gaming costs and expenses. Pennsylvania Gaming Tax expenses totaled $28.7 million and $23.7 million for the three months ended December 31, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues were 79.1% for the three months ended December 31, 2008 compared to 76.7% for the three months ended December 31, 2007.

Food and beverage costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to additional costs and expenses necessary to support the new food and beverage outlets opened in connection with Project Sunrise, partially offset by higher amounts of food and beverage complimentaries resulting in an increased amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to additional costs and expenses necessary to support the new retail outlets opened in connection with Project Sunrise.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily as a result of additional costs and expenses necessary to support Project Sunrise, including higher than expected post-opening staffing costs and operating expenses.

Pre-opening costs and expenses for the three months ended December 31, 2008 and 2007 were comprised of direct incremental personnel, consulting and other costs associated with the opening of Project Sunrise.

Depreciation and amortization expenses for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to the commencement of depreciation on the new Phase II facility and related slot machines and equipment placed in service in July 2008.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008		2007		Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$21		$860	(1)	$(839)	(97.6)%
Corporate expenses	5,009		7,144	(2)	(2,135)	(29.9)%

Total Corporate expenses	$5,030		$8,004		$(2,974)	(37.2)%

Other income (expense):
Accretion of discount to the relinquishment liability (3)	$(5,106)		$(6,771)		$(1,665)	(24.6)%
Interest income (4)	989		1,058		(69)	(6.5)%
Interest expense, net of capitalized interest	(27,665)		(22,831)		4,834	21.2%
Other income (expense), net	(633	) (5)	214	(6)	(847)	(395.8)%

Total other expense	$(32,415)		$(28,330)		$4,085	14.4%

(1)	Includes an $840,000 charge to reduce the carrying value of the Menominee developments rights intangible asset to its estimated fair value.
(2)	Includes a $2.7 million charge to adjust the allowance on the future collection of reimbursable development costs and expenses in connection with the Menominee Project.
(3)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(4)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project.
(5)	Represents primarily severance related charges in connection with the suspension of Project Horizon.
(6)	Represents primarily gain on disposal of property and equipment.

Total Corporate costs and expenses for the three months ended December 31, 2008 compared to the same period in the prior year decreased primarily as a result of the $3.5 million non-recurring charge recorded during the three months ended December 31, 2007 in connection with the Menominee Project, partially offset by increased rental expense in connection with a ground lease for the land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in Massachusetts.

Interest expense, net of capitalized interest, for the three months ended December 31, 2008 compared to the same period in the prior year increased primarily due to higher weighted average outstanding debt, partially offset by a decrease in weighted average interest rate. The weighted average outstanding debt was $1.63 billion for the three months ended December 31, 2008 compared to $1.30 billion for the three months ended December 31, 2007. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise. The weighted average interest rate was 6.9% and 7.4% for the three months ended December 31, 2008 and 2007, respectively.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the heaviest gaming activity often occurring at Mohegan Sun between May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2008	2007	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$45,880	$70,879	$(24,999)	(35.3)%
Net cash used in investing activities	(82,428)	(51,339)	31,089	60.6%
Net cash provided by financing activities	47,928	2,386	45,542	1,908.7%

Net increase in cash and cash equivalents	$11,380	$21,926	$(10,546)	(48.1)%

As of December 31, 2008 and September 30, 2008, we held cash and cash equivalents of $95.2 million and $83.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and relinquishment liability reassessments. The decrease in cash provided by operating activities for the three months ended December 31, 2008 was primarily attributable to the decrease in operating income after adjustments for non-cash items, partially offset by lower working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the ongoing national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland or Pennsylvania);

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 or 395 through Connecticut, for an extended period of time;

•	unfavorable weather conditions;

•	a change in Connecticut’s or the Commonwealth of Pennsylvania’s state laws regarding smoking in gaming facilities; and

•	an act of terrorism on the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The increase in cash used in investing activities for the three months ended December 31, 2008 was attributable primarily to a $29.3 million increase in capital expenditures due to the construction projects described below under “Capital Expenditures-Capital Expenditures Incurred.” The increase in cash provided by financing activities for the three months ended December 31, 2008 was primarily attributable to a $48.3 million increase in total net borrowings. Borrowings during the three months ended December 31, 2008 were used primarily to fund capital expenditures at Mohegan Sun and Pocono Downs.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and most of the costs to construct Mohegan Sun and Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2008, we had:

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

In January 2009, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from B+ to B- and the credit rating on our senior subordinated notes from B to CCC+. In February 2009, Moody’s Investors Services downgraded the credit rating on our senior subordinated notes from B3 to Caa1, and placed the Ba3 credit rating on our 2005 senior notes for review. These actions were primarily to reflect the impact of the ongoing national economic recession, increased competition in the Northeast gaming market, our ability to reduce our indebtedness and concerns over our ability to meet our financial covenants. Such credit rating downgrades may impact our ability to access the debt capital markets in the future. If we are able to access the debt capital markets, our costs of the issuance of new debt may be greater than costs experienced by us in the past and we could also be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility. On December 10, 2008, we entered into a third amended and restated loan agreement, or the bank credit facility, providing for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continue through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the bank credit facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loan, subsequent to the amortization of the term loans. The maturity date of the bank credit facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the bank credit facility may be used to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009, and it is our intent to utilize the bank credit facility for this purpose.

As of December 31, 2008, the amount under letters of credit issued pursuant to the bank credit facility totaled $7.2 million, of which no amount was drawn. Inclusive of term loans and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $462.8 million of borrowing capacity under the bank credit facility as of December 31, 2008, without taking into account covenants under the bank credit facility and our Line of Credit and note indentures. Considering restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (which includes our ability to repay the 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $49.4 million as of December 31, 2008.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the applicable rate based on either the applicable pricing period as set forth in the bank credit facility or on our total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the bank credit facility). We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. The applicable rate for base rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The applicable rate for Eurodollar rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The applicable rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The base rate is the higher of Bank of America’s announced prime rate, the LIBOR rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2008, we had $379.3 million Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2008 were comprised of: (1) $149.3 million in term loans based on a one-month Eurodollar rate of 0.46% plus an applicable rate of 3.50%; (2) $216.0 million in revolving loans based on a one-month Eurodollar rate of 1.83% plus an applicable rate of 3.50%; and (3) $14.0 million in revolving loans based on a one-month Eurodollar rate of 1.20% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of December 31, 2008.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are guaranteed by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures.

The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserves its existence as a federally recognized Indian tribe;

•	the Tribe causes us to continually operate Mohegan Sun and the Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our and our guarantor subsidiaries’ assets to non-guarantor entities, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit our and our guarantor subsidiaries’ ability to extend credit, make investments or commingle our assets with assets of the Tribe.

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a permitted senior leverage ratio. Our minimum fixed charge coverage ratio as defined under the bank credit facility is 1.05 to 1.00 for the fiscal quarters ending December 31, 2008 through March 31, 2010, and 1.10 to 1.00 for the fiscal quarters ending June 30, 2010 and thereafter. Our maximum total leverage ratio, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, is as follows:

Fiscal Quarters Ending:	Maximum Ratio
December 31, 2008 and March 31, 2009	7.75:1.00
June 30, 2009	7.50:1.00
September 30, 2009 and December 31, 2009	7.25:1.00
March 31, 2010 and June 30, 2010	7.00:1.00
September 30, 2010 and December 31, 2010	6.75:1.00
March 31, 2011 and June 30, 2011	6.50:1.00
September 30, 2011	6.25:1.00
December 31, 2011 and thereafter	6.00:1.00

Our permitted senior leverage ratio, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, is as follows:

Fiscal Quarters Ending:	Maximum Ratio
December 31, 2008 through June 30, 2009	3.50:1.00
September 30, 2009 and December 31, 2009	4.75:1.00
March 31, 2010	4.50:1.00
June 30, 2010 through December 31, 2010	4.25:1.00
March 31, 2011 through September 30, 2011	4.00:1.00
December 31, 2011 and thereafter	3.50:1.00

However, in the event that we issue subordinated indebtedness to refinance all or any portion of our 6 3/8% $330.0 million senior subordinated notes at or prior to maturity, our permitted senior leverage ratio is as follows:

Fiscal Quarters Ending:	Maximum Ratio
December 31, 2008 through June 30, 2009	3.50:1.00
September 30, 2009 through March 31, 2010	3.75:1.00
June 30, 2010 through December 31, 2010	3.50:1.00
March 31, 2011 through September 30, 2011	3.25:1.00
December 31, 2011 and thereafter	2.75:1.00

As a result of the declines in our business volumes and the uncertainties in the current financial markets, we have undertaken a series of steps to reduce expenditures, including the suspension of construction on several elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in an effort to ensure continued compliance with our financial covenants. We also implemented a company-wide cost containment program that became effective on February 1, 2009. This program includes, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, we implemented a number of other cost containment initiatives to reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories.

We continue to monitor our revenues and expenditures to ensure continued compliance with applicable covenants and we may need to implement additional cost containment measures based upon recent operating results. If we are unable to sufficiently offset declines in our revenues or if we are not able to execute the initiatives outlined above, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under our bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under our bank credit facility, which may result in cross-defaults under our senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including the right to accelerate the outstanding indebtedness. If such acceleration were to occur, we cannot provide any assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of December 31, 2008, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit. We have a $25.0 million revolving loan agreement with Bank of America, or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. We have commenced discussions with Bank of America to extend the maturity date of the line of credit, which matures on March 31, 2009. The line of credit subjects us to certain covenants, including a covenant to maintain at least $25.0 million available for borrowing under the bank credit facility. As of December 31, 2008, we were in compliance with all covenant requirements under the line of credit and had $25.0 million of borrowing capacity thereunder.

Letters of Credit. As of December 31, 2008, we maintained five uncollateralized letters of credit, three of which are maintained to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which are related to road work at the Pocono Downs facilities. The letters of credit expire on various dates from April 2009 through January 2010, subject to renewals. As of December 31, 2008, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, or the Salishan credit facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 2.25% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of December 31, 2008, Salishan-Mohegan had $22.3 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at December 31, 2008 were comprised of: (1) $19.3 million in loans based on a one-month Eurodollar rate of 0.47% plus an applicable rate of 2.25%, and (2) $3.0 million in loans based on a one-month Eurodollar rate of 0.96% plus an applicable rate of 2.25%. The applicable rate for commitment fees was 0.50% as of December 31, 2008. As of December 31, 2008, Salishan-Mohegan had $2.7 million of borrowing capacity under the Salishan credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $32.8 million for the three months ended December 31, 2008 compared to $64.4 million for the three months ended December 31, 2007. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $30.5 million and $27.6 million for the three months ended December 31, 2008 and 2007, respectively. For the three months ended December 31, 2008, these expenditures consisted primarily of $20.6 million in costs related to Project Horizon, including $668,000 in capitalized interest, and $7.2 million in maintenance capital expenditures. For the three months ended December 31, 2007, these expenditures consisted primarily of $21.6 million in costs related to Project Horizon, including $845,000 in capitalized interest, and $5.7 million in maintenance capital expenditures.

•

Capital expenditures at Pocono Downs totaled $2.3 million and $36.8 million for the three months ended December 31, 2008 and 2007, respectively. For the three months ended December 31, 2008, these expenditures consisted primarily of construction expenditures for a new paddock for the harness racing facility. For the three months ended December 31, 2007, these expenditures consisted primarily of $36.0 million in costs related to Project Sunrise, including $463,000 in capitalized interest.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2009 at Mohegan Sun, exclusive of Project Horizon spending, are forecasted to be approximately $26.0 million in maintenance and development capital expenditures for the replacement and improvement of information technology equipment, systems and software and the replacement and enhancement of slot machines.

Revised costs for Project Horizon are currently estimated to be approximately $301.6 million, exclusive of capitalized interest. As of December 31, 2008, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $236.4 million. Remaining project costs are estimated to total approximately $65.2 million and are anticipated to be incurred in fiscal 2009.

Capital expenditures for fiscal year 2009 at Pocono Downs are forecasted to be $8.0 million, $5.7 million of which relates to the construction of the new paddock for the harness racing facility.

Sources of Funding for Capital Expenditures

We will rely primarily on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the three months ended December 31, 2008 and 2007, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2008	2007
Bank credit facility	$5,282	$1,355
2005 6 1/8% senior notes	3,828	3,828
2001 8 3/8 % senior subordinated notes	342	342
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/8% senior subordinated notes	5,260	5,260
2004 7 1/8% senior subordinated notes	4,008	4,008
2005 6 7/8% senior subordinated notes	2,578	2,578
WNBA note	37	67
Line of credit	114	138
Salishan-Mohegan bank credit facility	275	350
Capital lease	47	—
Amortization of net deferred gain on settlement of derivative instruments	114	114
Amortization of debt issuance costs	1,448	1,099
Capitalized interest	(668)	(1,308)

Total interest expense, net of capitalized interest	$27,665	$22,831

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next 12 months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Considering restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (which includes our ability to repay the 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $49.4 million as of December 31, 2008. Distributions to the Tribe are anticipated to approximate between $65.0 million and $72.5 million for fiscal 2009.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,626,445	$25,500	$199,845	$1,025,500	$375,600
Interest payments on long-term debt (3)	395,292	89,841	167,089	106,488	31,874
Construction obligations (4)	28,648	28,648	—	—	—
Procurement obligations (5)	73,597	5,390	29,521	25,394	13,292
Capital lease obligations (6)	7,151	636	1,347	1,455	3,713

Total	$2,131,133	$150,015	$397,802	$1,158,837	$424,479

(1)

Amounts represent payment obligations from January 1, 2009 to September 30, 2009, exclusive of our 6 3/8% $330.0 million senior subordinated notes which mature on July 15, 2009, as we intend to refinance these notes with proceeds from our bank credit facility, as described herein.

(2)

Long-term debt includes maturities scheduled as of December 31, 2008 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan-Mohegan bank credit facility, but excludes interest payments. Long-term debt also assumes that proceeds from the bank credit facility will be used to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009.

(3)	Includes interest payments expected to be paid on long-term debt as of December 31, 2008, pursuant to respective debt agreements.
(4)	Amounts represent expenditures we must pay in connection with Project Horizon.
(5)	Amounts represent expenditures we must pay in connection with agreements entered into with vendors for inventory and sundry items.
(6)	Amounts represent lease payments to the Tribe relating to property adjacent to the Tribe’s reservation that is currently used by Mohegan Sun’s employees for parking.

In addition to the contractual obligations described above, we have certain other contractual commitments as of December 31, 2008, that require payments during the periods described below. The calculations of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are more fully indicated in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates, and while some agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contributions (2)	$210,104	$431,417	$454,377	$1,260,719
Relinquishment commitments (3)	65,972	131,609	147,037	99,075
Priority distributions (4)	17,796	37,127	39,271	108,393
Town of Montville commitment (5)	500	1,000	1,000	2,500
Slot machine tax assessment payments (6)	132,354	269,122	281,808	781,907
Property tax litigation payments (7)	1,731	4,471	4,826	5,610

Total	$428,457	$874,746	$928,319	$2,258,204

(1)	Amounts represent payment commitments from October 1, 2008 to September 30, 2009.
(2)	Slot win contributions are a portion of gross slot revenues that we must pay to the State of Connecticut pursuant to the Mohegan Compact. The slot win contribution is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are 5% of revenues, as defined in the relinquishment agreement. The payments due reflect our estimates of amounts to be paid under the relinquishment agreement based on our estimated future revenues subject to the relinquishment agreement.
(4)	Priority distributions are required monthly payments made by us to the Tribe pursuant to the priority distribution agreement. The payments are calculated based on our net cash flows, as defined in the priority distribution agreement, and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.85%.

(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Slot machine tax assessment payments are a portion of gross slot revenues that Downs Racing must pay to the PGCB on a daily basis, which includes local share assessments to be paid to host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues. The local share assessment is equal to the greater of 2% of annual gross slot revenues or $10.0 million.
(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing will continue to make agreed upon annual payments to the Wilkes-Barre Area School District for each tax year through 2015.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to the relinquishment liability, asset impairment, accruals for unredeemed Player’s Club points, self-insurance, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses incurred by Salishan-Mohegan and WTG for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables were fully reserved at December 31, 2008.

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

Relinquishment Liability

In accordance with SFAS No. 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually in conjunction with our budgeting process, or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Furthermore, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to differ significantly from the estimate.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of our assets is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows, as well as other factors, then an impairment loss is recognized in the respective condensed consolidated statement of income.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization, but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. We assessed the goodwill for impairment using an income approach and determined that no impairment existed at September 30, 2008 and 2007. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs entities. As a result of a reduction in estimated future revenues and associated cash flows due to the current economic conditions, and an increase in the weighted average cost of capital, the amount by which the estimated fair value of the Pocono Downs entities exceeds its book value at September 30, 2008 decreased from the same period in the prior year. The results for Pocono Downs for the three months ended December 31, 2008 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the goodwill may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is periodically evaluated for impairment by applying a fair-value based test pursuant to SFAS 142, and if impairment occurs, the amount of the impairment will be written off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise and the assets of PCC also are periodically assessed for impairment pursuant to appropriate accounting standards. Pursuant to SFAS 142, the Menominee Project development rights intangible asset was determined to be fully impaired and was written off during fiscal 2008. The results for Pocono Downs for the three months ended December 31, 2008 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the Pocono Downs slot license intangible asset may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

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

New Accounting Pronouncements

On October 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. We did not adopt the provisions of SFAS No. 157 that relate to non-financial assets pursuant to FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which we have not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus applicable rates, as defined in the bank credit facility. As of December 31, 2008, we had $379.3 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled mix of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of December 31, 2008 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly traded, are based on quoted market prices as of December 31, 2008.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-Term Debt and Capital Lease Obligations (including current portions):
Fixed Rate	$475	$654	$17,025	$580,707	$250,734	$378,901	$1,228,496	$824,990
Average interest rate	3.9%	3.9%	8.2%	7.1%	6.1%	7.0%	6.9%
Variable Rate	$25,500	$62,500	$121,000	$195,500	$—	$600	$405,100	$405,100
Average interest rate (1)	4.1%	5.2%	5.4%	6.3%	0.0%	0.0%	5.3%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $4.1 million.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damages to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in other current liabilities in our accompanying condensed consolidated balance sheets.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Authority’s Form 10-K for the fiscal year ended September 30, 2008.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 13, 2009	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: February 13, 2009	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 13, 2009	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 (the “March 2008 10-Q”), and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Third Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2008, and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).