Form 10-Q
period 2009-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2009-05-15
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63,823	$83,847
Restricted cash	—	958
Receivables, net	25,767	40,746
Inventories	17,518	17,931
Other current assets	21,898	27,724

Total current assets	129,006	171,206

Non-current assets:
Property and equipment, net	1,689,488	1,693,402
Goodwill	39,459	39,459
Other intangible assets, net	389,818	390,057
Other assets, net	60,505	68,781

Total assets	$2,308,276	$2,362,905

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$40,869	$27,938
Current portion of relinquishment liability	79,020	81,337
Current portion of capital lease	642	630
Trade payables	20,532	23,986
Construction payables	39,340	102,661
Accrued interest payable	20,165	20,125
Other current liabilities	128,697	141,411

Total current liabilities	329,265	398,088

Non-current liabilities:
Long-term debt, net of current portion	1,549,684	1,522,314
Relinquishment liability, net of current portion	283,958	304,031
Capital lease, net of current portion	6,353	6,677
Other long-term liabilities	435	526

Total liabilities	2,169,695	2,231,636
Minority interests	3,169	3,258

Commitments and contingencies
Capital:
Retained earnings	135,412	128,011

Total capital	135,412	128,011

Total liabilities and capital	$2,308,276	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008
Revenues:
Gaming	$322,180	$355,877	$648,870	$706,522
Food and beverage	21,718	24,869	45,606	50,487
Hotel	9,001	11,850	19,843	24,427
Retail, entertainment and other	23,514	31,934	57,185	63,469

Gross revenues	376,413	424,530	771,504	844,905
Less—Promotional allowances	(25,050)	(31,953)	(56,110)	(65,379)

Net revenues	351,363	392,577	715,394	779,526

Operating costs and expenses:
Gaming	197,843	217,468	419,189	437,745
Food and beverage	9,952	11,398	21,678	24,122
Hotel	3,132	4,305	6,895	8,602
Retail, entertainment and other	7,563	11,440	20,194	22,104
Advertising, general and administrative	44,717	57,797	99,499	113,653
Corporate expenses	3,592	4,017	8,601	11,161
Pre-opening costs and expenses	41	12	282	32
Depreciation and amortization	25,893	24,107	52,419	48,652

Total operating costs and expenses	292,733	330,544	628,757	666,071

Income from operations	58,630	62,033	86,637	113,455

Other income (expense):
Accretion of discount to the relinquishment liability	(5,106)	(6,772)	(10,212)	(13,543)
Interest income	1,536	899	2,525	1,957
Interest expense, net of capitalized interest	(28,499)	(22,687)	(56,164)	(45,518)
Gain on early extinguishment of debt	8,466	—	8,466	—
Other income (expense), net	(2,294)	(143)	(2,927)	71

Total other expense	(25,897)	(28,703)	(58,312)	(57,033)

Income from operations before minority interests	32,733	33,330	28,325	56,422
Minority interests	492	132	1,123	733

Net income	$33,225	$33,462	$29,448	$57,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, December 31, 2008	$109,303
Net income	33,225
Distributions to Tribe	(7,116)

Balance, March 31, 2009	$135,412

Balance, September 30, 2008	$128,011
Net income	29,448
Distributions to Tribe	(22,047)

Balance, March 31, 2009	$135,412

Total Capital
Balance, December 31, 2007	$62,444
Net income	33,462
Distributions to Tribe	(23,306)

Balance, March 31, 2008	$72,600

Balance, September 30, 2007	$58,751
Net income	57,155
Distributions to Tribe	(43,306)

Balance, March 31, 2008	$72,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008
Cash flows provided by (used in) operating activities:
Net income	$29,448	$57,155
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	52,419	48,652
Accretion of discount to the relinquishment liability	10,212	13,543
Cash paid for accretion of discount to the relinquishment liability	(11,877)	(14,220)
Gain on early extinguishment of debt	(8,466)	—
Loss on amendment to the purchase agreement for Pocono Downs	1,646	—
Accretion of discount on amendment to the purchase agreement for Pocono Downs	(430)	(623)
Net loss on disposition of assets	1,133	129
Provision for losses on receivables	3,028	4,869
Amortization of debt issuance costs	3,903	2,278
Amortization of net deferred gain on settlement of derivative instruments	228	228
Minority interests	(1,123)	(733)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	13,420	(11,648)
Decrease in inventories	413	283
Increase in other assets	(1,346)	(8,779)
(Decrease) increase in trade payables	(3,454)	4,048
(Decrease) increase in other liabilities	(12,630)	1,503

Net cash flows provided by operating activities	76,524	96,685

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of (decrease) increase in construction payables of $(63,321) and $34,251, respectively	(114,790)	(122,355)
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	7,000
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	2,000	—
Issuance of third-party loans and advances	(1,863)	(2,674)
Proceeds from asset sales	107	1,268
Payments received on third-party loans	147	481
Decrease (increase) in restricted cash	958	(13)

Net cash flows used in investing activities	(93,378)	(116,293)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	495,000	223,000
Bank Credit Facility repayments—revolving loan	(301,000)	(135,000)
Bank Credit Facility repayments—term loan	(151,500)	—
Salishan Credit Facility borrowings—revolving loan	1,500	2,250
Line of Credit borrowings	270,488	228,281
Line of Credit repayments	(259,057)	(244,872)
Payments on long-term debt	(6,806)	(1,000)
Principal portion of relinquishment liability payments	(20,725)	(25,111)
Distributions to Tribe	(22,047)	(43,306)
Capitalized debt issuance costs	(9,745)	(2,798)
Payments on capital lease obligations	(312)	—
Minority interest contributions and advances	1,034	—

Net cash flows provided by (used in) financing activities	(3,170)	1,444

Net decrease in cash and cash equivalents	(20,024)	(18,164)
Cash and cash equivalents at beginning of period	83,847	104,659

Cash and cash equivalents at end of period	$63,823	$86,495

Supplemental disclosure:
Cash paid during the period for interest	$52,669	$46,214

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

The following subsidiaries are wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”); Mohegan Golf, LLC (“Mohegan Golf”); Mohegan Commercial Ventures PA, LLC (“MCV-PA”); Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”); Mohegan Ventures Wisconsin, LLC (“MVW”); and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in Southeastern Connecticut.

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., and Northeast Concessions, L.P. (collectively, the “Pocono Downs Entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P., (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs (“Pocono Downs”), a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs Entities as separate operating segments.

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, formed with an unrelated third-party to participate in a proposed development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly-owned subsidiary of the Tribe, hold 85.4% and 14.6% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, formed to participate in a proposed development of a casino to be owned by the federally recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). It is anticipated that certain of the Authority’s and the Tribe’s future diversification efforts will be conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts currently holds a 100% membership interest in Mohegan Resorts Mass, LLC, formed to evaluate potential gaming opportunities in the Commonwealth of Massachusetts. As of March 31, 2009, Mohegan Resorts also held a 100% membership

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

interest in Mohegan Resorts Kansas, LLC (“MRK”), formed in connection with an effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. MRK was dissolved on May 5, 2009.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In addition, certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with the Financial Accounting Standard Board (the “FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts and its subsidiaries are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions are eliminated.

Receivables

Accounts receivable consists primarily of casino receivables, which represents credit extended to approved casino customers, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience, the information management obtains regarding the creditworthiness of the customer and all other available information. Future business or economic trends could affect the collectibility of these receivables.

Receivables from affiliates, which are recorded in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project and Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. As of September 30, 2008, the Authority had fully reserved the WTG receivables, and as of March 31, 2009, the WTG receivables remain fully reserved.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. In May 2008, the Bureau of Indian Affairs (“BIA”) published a Final Environmental Impact Statement (“EIS”) for the Cowlitz Project site. In February 2009, the United States Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.      (2009)) (the “Carcieri decision”). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so the tribe must establish that it was under federal jurisdiction in 1934 by separate means. In April 2009, the United States House Resources Committee held a hearing on the impact of the Carcieri decision, and along with Senate Indian Affairs Committee, will reportedly consider new congressional legislation to authorize the Secretary of the Interior to take land into trust for any federally recognized Indian tribe. The Authority believes that the Cowlitz Tribe, as a federally-recognized but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, we can provide no assurance in this regard.

In light of the aforementioned and due to the inherent uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on management’s estimate of the probability that the receivables will be collected. While certain events described above, including the publication of the Final EIS for the Cowlitz Project site, are generally positive steps in furtherance of the project, other events, including the Carcieri decision, may ultimately delay or prevent the completion of the project. However, considered collectively, these events have not materially changed the Authority’s current interest in or assessment of the Cowlitz Project, and the Authority continues to maintain a reserve for doubtful collection of the Salishan-Mohegan receivables. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables.

Base Jackpots

Base jackpots represent the fixed minimum amount of slot machine payouts for a specific combination. The Authority charges base jackpots to revenues when established. These amounts are recorded in other current liabilities in the accompanying condensed consolidated balance sheets.

New Accounting Pronouncements

In March 2008, the FASB issued Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)—an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Authority adopted the provisions of SFAS 161 effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the presentation of the Authority’s financial position, results of operations or cash flows. See Note 3 for the Authority’s disclosures regarding derivative instruments and hedging activities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 became effective in November 2008 following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on the Authority’s financial position, results of operations or cash flows.

In October 2008, the Authority adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. The Authority did not adopt the provisions of SFAS 157 that relate to non-financial assets pursuant to FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which the Authority has not applied the provisions of SFAS 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Authority’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes in other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact the Authority if it is party to a business combination after the pronouncement has been adopted. The Authority is currently evaluating the potential impact, if any, that SFAS 160 may have on its financial position, results of operations and cash flows.

In April 2009, the FASB issued three final FSPs: FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”); FSP SFAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”); and FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined under SFAS 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 115-2 and 124-2 provides a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

provide disclosures on the fair value of financial instruments in interim financial statements. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Authority does not believe the adoption of these FSPs will have a material impact on its financial position, results of operations or cash flows.

NOTE 3—FINANCING FACILITIES:

Financing facilities consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Bank Credit Facility	$342,500	$300,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	2,010	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	2,000	3,000
Line of Credit	14,369	2,938
Salishan Credit Facility	22,500	21,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,588,979	1,548,883
Net deferred gain on derivative instruments sold	1,574	1,369

Total debt	$1,590,553	$1,550,252

Bank Credit Facility

In December 2008, the Authority amended its bank credit facility pursuant to a Third Amended and Restated Loan Agreement (the “Bank Credit Facility”). The Bank Credit Facility provides for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continuing through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the Bank Credit Facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loans, subsequent to the amortization of the term loans. The maturity date of the Bank Credit Facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the Bank Credit Facility may be used to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009, and it is the Authority’s intent to utilize the Bank Credit Facility for this purpose.

As of March 31, 2009, the amount under Letters of Credit issued pursuant to the Bank Credit Facility totaled $6.9 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of term loans and letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $499.1 million of borrowing capacity under the Bank Credit Facility as of March 31, 2009, without taking into account covenants under the Bank Credit Facility and the Authority’s Line of Credit and note indentures. Considering restrictive financial covenants under the Bank Credit Facility and note indentures, the amount of additional borrowings the Authority could incur under the Bank Credit Facility in conjunction with its current permitted borrowings (which includes the ability to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009 with proceeds from the Bank Credit Facility) approximated $145.3 million as of March 31, 2009.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, the Applicable Rate based on either the applicable pricing period as set forth in the Bank Credit Facility or the Authority’s total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the Bank Credit Facility). The Authority also pays commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for Base Rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The Applicable Rate for Eurodollar Rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The Applicable Rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The Base Rate is the higher of Bank of America’s announced Prime Rate, the LIBOR Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2009, the Authority had $5.0 million Base Rate loans and $337.5 million Eurodollar Rate loans outstanding. The Base Rate loans outstanding at March 31, 2009 were based on Bank of America’s Prime Rate of 3.25% plus an Applicable Rate of 2.25%. The Eurodollar Rate loans outstanding at March 31, 2009 were comprised of: (1) $148.5 million in term loans based on a one-month Eurodollar Rate of 0.52% plus an Applicable Rate of 3.50% and (2) $189.0 million in revolving loans based on a one-month Eurodollar Rate of 0.56% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2009. Accrued interest, including commitment fees, on the Bank Credit Facility was $513,000 and $89,000 as of March 31, 2009 and September 30, 2008, respectively.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s permitted total debt and senior debt leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures.

The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause the Authority to continually operate Mohegan Sun and the Pocono Downs Entities in compliance with all applicable laws; and

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As a result of the declines in business volumes and the uncertainties in the current financial markets, the Authority has undertaken a series of steps to reduce expenditures, including the suspension of construction on several elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in an effort to ensure continued compliance with its financial covenants. The Authority also implemented a company-wide cost containment program which includes, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, the Authority implemented a number of other cost containment initiatives to reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable covenants and may need to implement additional cost containment measures based upon future operating results. If the Authority is unable to sufficiently offset declines in its revenues or if it is not able to execute the initiatives outlined above, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments under its Bank Credit Facility; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under its Bank Credit Facility, which may result in cross-defaults under its senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate outstanding indebtedness. If such acceleration were to occur, the Authority cannot provide any assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of March 31, 2009, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes was February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. The 2005 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of March 31, 2009 and September 30, 2008, accrued interest on the 2005 Senior Notes was $1.9 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2001 8 3 /8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1st and July 1st. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which eliminated substantially all of the restrictive covenants thereunder. The aggregate principal amount of the 2001 Senior Subordinated Notes tendered was $133.7 million.

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of its outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which is recorded in the accompanying condensed consolidated statements of income for the three months and six months ended March 31, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of March 31, 2009. As of March 31, 2009 and September 30, 2008, accrued interest on the 2001 Senior Subordinated Notes was $42,000 and $342,000, respectively.

The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire the Authority’s remaining 2001 Senior Subordinated Notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of the Authority’s outstanding indebtedness. Any such transactions will depend on prevailing market conditions, the Authority’s liquidity, contractual restrictions and other factors.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of March 31, 2009 and September 30, 2008, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15th and July 15th. The 2003 Senior Subordinated Notes mature on July 15, 2009. The Authority has the option of repaying the 2003 Senior Subordinated Notes at maturity with proceeds from the Bank Credit Facility, and it is the Authority’s intent to utilize the Bank Credit Facility for this purpose. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS 6”), the Authority has classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on the Authority’s intent and ability to refinance this debt on a long-term basis through the use of proceeds from the Bank Credit Facility. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Junior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of March 31, 2009 and September 30, 2008, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the then existing bank credit facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of March 31, 2009 and September 30, 2008, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of March 31, 2009 and September 30, 2008, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of March 31, 2009, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million. The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar Rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds and interest payments are required to be paid to the WNBA on each

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

anniversary date of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of March 31, 2009 and September 30, 2008, the principal balance outstanding on the WNBA Note was $2.0 million and $3.0 million, respectively. As of March 31, 2009 and September 30, 2008, accrued interest on the WNBA Note was $9,000 and $94,000, respectively.

Line of Credit

As of March 31, 2009, the Authority had a $25.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). Each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of March 31, 2009, the Authority was in compliance with all covenant requirements under the Line of Credit and had $10.6 million of borrowing capacity thereunder. As of March 31, 2009 and September 30, 2008, there was no accrued interest on the Line of Credit. The Line of Credit was amended in May 2009 to extend the maturity date from May 14, 2009 to May 14, 2010 and reduce the commitment from $25.0 million to $18.0 million.

Letters of Credit

As of March 31, 2009, the Authority maintained five uncollateralized letters of credit, three of which are maintained to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs Entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which are related to road work at the Pocono Downs facilities. The letters of credit expire on various dates from May 2009 through April 2010, subject to renewals. As of March 31, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 1.25% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 2.25% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of March 31, 2009, Salishan-Mohegan had $22.5 million in Eurodollar Rate loans and no Base Rate loans outstanding. The Eurodollar Rate loans outstanding at March 31, 2009 were comprised of: (1) $19.5 million in loans based on a one-month Eurodollar Rate of 0.52% plus an Applicable Rate of 2.25%, and (2) $3.0 million in loans based on a one-month Eurodollar Rate of 0.55% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2009. As of March 31, 2009, Salishan-Mohegan had $2.5 million of borrowing capacity under the Salishan Credit Facility. As of March 31, 2009 and September 30, 2008, accrued interest on the Salishan Credit Facility was $10,000 and $11,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. There were no derivative instruments held by the Authority as of March 31, 2009 and September 30, 2008.

Interest rate swap agreements hedging on currently outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with SFAS 133 and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For each of the three months ended March 31, 2009 and 2008, the Authority recorded amortization of $114,000, and for each of the six months ended March 31, 2009 and 2008, the Authority recorded amortization of $228,000, to interest expense related to the sale of these derivative instruments. The Authority expects to record $234,000 to offset interest expense over the next 12 months.

NOTE 4—RELATED-PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended March 31, 2009 and 2008, the Authority incurred $2.5 million and $5.9 million, respectively, and for the six months ended March 31, 2009 and 2008, the Authority incurred $9.6 million and $11.9 million, respectively, of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended March 31, 2009 and 2008, the Authority incurred $4.7 million and $6.9 million, respectively, and for the six months ended March 31, 2009 and 2008, the Authority incurred $11.0 million and $13.2 million, respectively, for such utilities.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended March 31, 2009 and 2008, the Authority expensed $12,000, and for each of the six months ended March 31, 2009 and 2008, the Authority expensed $24,000, relating to this land lease agreement.

In July 2008, the Authority entered into a new land lease agreement with the Tribe, replacing the then existing land lease agreement, for property located adjacent to the Tribe’s reservation that is used for Mohegan Sun employee parking. The new agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. The Authority expensed $53,000 and $106,000 relating to the prior land lease agreement during the three months and six months ended March 31, 2008, respectively.

In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, as amended from time to time (the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal lands on or adjacent to the Mohegan Reservation. Pursuant to the TERO, the Authority and other covered employers are required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees as such persons are defined under the TERO.

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

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Slot Win Contribution and e-Bonus Escrow

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million.

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required in connection with free promotional slot plays, such as the Authority’s “e-Bonus” and the MPT’s “Free Play” programs. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that patrons’ “Free Play” at Foxwoods Resort Casino constitutes a “wager” for purposes of calculating slot win contribution payments from MPT. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays by patrons at Mohegan Sun. As a result, during the three months ended March 31, 2009 and 2008, the Authority reflected $1.1 million and $2.1 million, respectively, and for the six months ended March 31, 2009 and 2008, the Authority reflected $2.4 million and $2.3 million, respectively, of expenses associated with the e-Bonus escrow agreement, which are included in the Authority’s Slot Win Contribution. Pursuant to the escrow agreement, escrowed funds or a portion thereof associated with “prizes” paid for e-Bonus plays, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority, pending the outcome of the dispute between the Tribe and the State of Connecticut and its lawsuit against the MPT. As of March 31, 2009 and September 30, 2008, the e-Bonus escrow with the State of Connecticut totaled $8.8 million and $6.2 million, respectively.

The Authority reflected expenses associated with the combined Slot Win Contribution and e-Bonus escrow totaling $48.8 million and $55.7 million for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March, 31, 2009 and 2008, the expenses associated with the combined Slot Win Contribution and e-Bonus totaled $98.9 million and $108.0 million, respectively. As of March 31, 2009 and September 30, 2008, the combined outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $17.0 million and $17.5 million, respectively.

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

The Race Horse Development and Gaming Act of 2004 (the “Pennsylvania Gaming Act”) stipulates that holders of Category One slot machine licenses must pay a portion of gross slot revenues to the PGCB on a daily basis (“Pennsylvania Gaming Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc. The Pennsylvania Gaming Tax payable to the PGCB on a daily basis is currently 55% of gross slot revenues, 2% of which is subject to a $10.0 million minimum annual threshold. Downs Racing must pay, on an annual basis, to the PGCB, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Gaming Tax payments to the PGCB, which is included in other assets, net, in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Gaming Tax totaling $30.7 million and $23.3 million for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, the expenses associated with the Pennsylvania Gaming tax totaled $59.3 million and $47.0 million, respectively. As of March 31, 2009 and September 30, 2008, outstanding Pennsylvania Gaming Tax payments to the PGCB totaled $1.8 million and $5.2 million, respectively.

PGCB Regulatory Fees

In addition to the Pennsylvania Gaming Tax described above, holders of slot machine licenses also are required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of Pocono Downs gross slot revenues compared to current and future licensees in the Commonwealth of Pennsylvania, Downs Racing is recording expenses associated with this reimbursement at a rate of 1.5% of gross slot revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with the regulatory fee assessment totaling $881,000 and $589,000 for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, the expenses associated with the regulatory fee assessment totaled $1.7 million and $1.2 million, respectively. As of March 31, 2009, there were no outstanding regulatory fee payments to the PGCB. As of September 30, 2008, outstanding regulatory fee payments to the PGCB totaled $73,000. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million were granted to the PGCB and a $7.0 million payment was made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of Pennsylvania. The loans and the $7.0 million payment were used to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportionally allocated based on each licensee’s gross slot revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which is recorded in other current assets in the accompanying condensed consolidated balance sheets.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined under the Priority Distribution Agreement. The Priority Distribution

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Agreement, which has a perpetual term, limits the maximum aggregate payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement of $4.5 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, payments associated with the Priority Distribution Agreement totaled $8.9 million and $8.6 million, respectively.

Agreement with the Town of Montville

In June 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay the Town an annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. The Tribe assigned its rights and obligations in the agreement with the Town to the Authority.

ACLS of New England, Inc.

The Authority has a 10-year laundry service agreement with ACLS of New England, Inc., (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry service agreement, the Authority is required to pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest accrues based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

The Authority also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan, which is secured by a mortgage on the laundry facility. The terms of the agreements are 10 years, and should the Authority and the MPT become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) that the Authority and the MPT could be required to make are approximately $2.7 million as of March 31, 2009.

Pocono Downs Purchase Settlement

In August 2006, the Authority entered into an amendment to the purchase agreement for Pocono Downs with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for the Authority’s agreement to modify certain provisions of the purchase agreement, including the elimination of the Authority’s post-closing termination rights, the Authority agreed to receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs Entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The Authority received the $7.0 million installments due in November 2007 and 2008.

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

which the Authority received in March 2009. The Authority incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million, which is recorded in other income (expense), net, in the accompanying condensed consolidated statements of income for the three months and six months ended March 31, 2009.

Pennsylvania Property Tax

A final settlement was reached in June 2007 between the various parties involved in a dispute with Downs Racing relating to certain property tax assessments in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing is required to make agreed upon payments to the Wilkes-Barre Area School District for each tax year through the year 2015 totaling $18.2 million.

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. As of March 31, 2009, the Authority incurred approximately $79.1 million on the suspended elements of the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. Incurred costs will remain on the Authority’s respective condensed consolidated balance sheets as long as these elements remain suspended. The Authority plans to re-evaluate the feasibility of the suspended elements at the end of fiscal year 2009. However, the Authority can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include its financial performance, cash flow projections expected to be realized from the project, estimated total project costs, ability to obtain financing, economic conditions, industry trends and competition. The following information summarizes the contingencies with respect to the suspended elements of the Earth Expansion component of Project Horizon:

Severance

The Authority terminated certain construction-related employees due to the suspension of Project Horizon. The costs associated with such post-employment severance benefits are expensed at the time the termination is communicated to employees. The Authority incurred $5,000 and $591,000 of expenses for such costs for the three months and six months ended March 31, 2009, respectively.

Construction Materials

Certain construction materials purchased for Project Horizon may not be utilized if the suspended elements do not resume. The costs associated with these materials will be expensed at the time such materials are determined to no longer have future benefit or value to the Authority. The Authority expensed no such costs during the three months and six months ended March 31, 2009.

Construction and Other Agreements

The Authority entered into certain construction agreements in connection with Project Horizon that allow for termination of such agreements without cause. In the event of termination of such agreements, the Authority will only be obligated to pay for those costs incurred through the date of termination, and in some cases, certain termination-related costs. The Authority does not anticipate that such termination-related costs will be material.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Authority also entered into certain other agreements in connection with Project Horizon, including service and leasing agreements. The Authority does not anticipate that termination of any of these other agreements will give rise to liabilities that will be material.

The Authority can provide no assurances that actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will occur when anticipated. Costs relating to the termination of agreements will be expensed at such time that the agreements are terminated and when the costs are incurred. The Authority incurred no such costs during the three months and six months ended March 31, 2009.

Construction Insurance

In June 2007, the Authority obtained construction insurance coverage from various insurance carriers in connection with Project Horizon. All premiums were fully paid through June 1, 2009. Effective January 31, 2009, the Authority cancelled the workers’ compensation, general liability and umbrella insurance coverage for Project Horizon and received a refund of premiums paid totaling $2.2 million.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have an adverse material effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement” or the “Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined in the Relinquishment Agreement as gross gaming revenues, other than Class II gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2009, the carrying amount of the relinquishment liability was $363.0 million as compared to $385.4 million at September 30, 2008. The decrease in the relinquishment liability during the six months ended March 31, 2009 is due to $32.6 million in relinquishment payments. This reduction in the liability was offset by $10.2 million representing the accretion of discount to the relinquishment liability. During the six months ended March 31, 2008, the Authority paid $39.3 million in relinquishment payments. This reduction in the liability was offset by $13.5 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended March 31,
	2009	2008
Payments representing principal amounts	$20.7	$25.1
Payments representing accretion of discount	11.9	14.2

Total payments	$32.6	$39.3

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At March 31, 2009 and September 30, 2008, relinquishment payments earned but unpaid were $14.1 million and $17.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of March 31, 2009, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two separate operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut Entities, and (ii) Pocono Downs, which is comprised of the operations of the Pocono Downs Entities. The two operating segments are separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009 (1)	2008	2009 (1)	2008
Net revenues:
Mohegan Sun	$290,426	$346,467	$597,909	$685,894
Pocono Downs	60,937	46,110	117,485	93,632

Total	351,363	392,577	715,394	779,526

Income (loss) from operations:
Mohegan Sun	58,789	62,840	92,836	118,782
Pocono Downs	3,454	3,230	2,444	6,714
Corporate	(3,613)	(4,037)	(8,643)	(12,041)

Total	58,630	62,033	86,637	113,455
Accretion of discount to the relinquishment liability	(5,106)	(6,772)	(10,212)	(13,543)
Interest income	1,536	899	2,525	1,957
Interest expense, net of capitalized interest	(28,499)	(22,687)	(56,164)	(45,518)
Gain on early extinguishment of debt	8,466	—	8,466	—
Other income (expense), net	(2,294)	(143)	(2,927)	71

Income from operations before minority interests	32,733	33,330	28,325	56,422
Minority interests	492	132	1,123	733

Net income	$33,225	$33,462	$29,448	$57,155

	For the Six Months Ended March 31,
	2009	2008
Capital expenditures:
Mohegan Sun	$48,944	$84,078
Pocono Downs	2,525	72,527
Corporate	—	1

Total	$51,469	$156,606

	March 31, 2009	September 30, 2008
Total assets:
Mohegan Sun	$1,638,281	$1,654,704
Pocono Downs	595,013	619,712
Corporate	74,982	88,489

Total	$2,308,276	$2,362,905

(1)	Includes operating results of Casino of the Wind at Mohegan Sun and Project Sunrise at Pocono Downs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2009, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. MBC is the only full and unconditional subsidiary guarantor, on a joint and several basis, of the 2001 Senior Subordinated Notes. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG, MTGA Gaming and the non-guarantor entities, Salishan-Mohegan, MG&H, Mohegan Resorts, and its subsidiaries, as of March 31, 2009 and September 30, 2008 and for the three months and six months ended March 31, 2009 and 2008 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2009
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
ASSETS
Property and equipment, net	$1,401,335	$268,202	$19,951	$—	$1,689,488
Intercompany receivables	435,667	12,164	—	(447,831)	—
Investment in subsidiaries	153,254	3,054	—	(156,308)	—
Other intangible assets, net	119,826	269,992	—	—	389,818
Other assets, net	139,115	68,619	21,236	—	228,970

Total assets	$2,249,197	$622,031	$41,187	$(604,139)	$2,308,276

LIABILITIES AND CAPITAL
Total current liabilities	$274,639	$31,826	$22,800	$—	$329,265
Long-term debt and capital lease, net of current portion	1,554,437	1,600	—	—	1,556,037
Relinquishment liability, net of current portion	283,958	—	—	—	283,958
Intercompany payables	—	435,667	12,164	(447,831)	—
Other long-term liabilities	435	—	—	—	435

Total liabilities	2,113,469	469,093	34,964	(447,831)	2,169,695
Minority interests in subsidiaries	—	—	—	3,169	3,169
Total capital	135,728	152,938	6,223	(159,477)	135,412

Total liabilities and capital	$2,249,197	$622,031	$41,187	$(604,139)	$2,308,276

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2009
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$290,429	$60,938	$(4)	$—	$351,363
Operating costs and expenses:
Gaming and other operations	173,412	45,078	—	—	218,490
Advertising, general and administrative	39,693	7,461	1,155	—	48,309
Pre-opening costs and expenses	8	33	—	—	41
Depreciation and amortization	19,594	6,299	—	—	25,893

Total operating costs and expenses	232,707	58,871	1,155	—	292,733

Income (loss) from operations	57,722	2,067	(1,159)	—	58,630
Accretion of discount to the relinquishment liability	(5,106)	—	—	—	(5,106)
Interest expense, net of capitalized interest	(16,296)	(12,021)	(329)	147	(28,499)
Gain on early extinguishment of debt	8,466	—	—	—	8,466
Loss on interests in subsidiaries	(9,332)	(471)	—	9,803	—
Other income (expense), net	(2,229)	1,093	525	(147)	(758)

Income (loss) from operations before minority interests	33,225	(9,332)	(963)	9,803	32,733
Minority interests	—	—	4	488	492

Net income (loss)	$33,225	$(9,332)	$(959)	$10,291	$33,225

	For the Three Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$346,473	$46,105	$—	$(1)	$392,577
Operating costs and expenses:
Gaming and other operations	209,410	35,202	—	(1)	244,611
Advertising, general and administrative	55,162	6,318	334	—	61,814
Pre-opening costs and expenses	3	9	—	—	12
Depreciation and amortization	20,901	3,206	—	—	24,107

Total operating costs and expenses	285,476	44,735	334	(1)	330,544

Income (loss) from operations	60,997	1,370	(334)	—	62,033
Accretion of discount to the relinquishment liability	(6,772)	—	—	—	(6,772)
Interest expense, net of capitalized interest	(13,135)	(9,229)	(531)	208	(22,687)
Loss on interests in subsidiaries	(7,898)	(82)	—	7,980	—
Other income (expense), net	270	(2)	696	(208)	756

Income (loss) from operations before minority interests	33,462	(7,943)	(169)	7,980	33,330
Minority interests	—	45	—	87	132

Net income (loss)	$33,462	$(7,898)	$(169)	$8,067	$33,462

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Six Months Ended March 31, 2009
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$597,743	$117,661	$(7)	$(3)	$715,394
Operating costs and expenses:
Gaming and other operations	377,823	90,136	—	(3)	467,956
Advertising, general and administrative	90,069	15,374	2,657	—	108,100
Pre-opening costs and expenses	58	224	—	—	282
Depreciation and amortization	39,757	12,662	—	—	52,419

Total operating costs and expenses	507,707	118,396	2,657	(3)	628,757

Income (loss) from operations	90,036	(735)	(2,664)	—	86,637
Accretion of discount to the relinquishment liability	(10,212)	—	—	—	(10,212)
Interest expense, net of capitalized interest	(31,274)	(24,408)	(791)	309	(56,164)
Gain on early extinguishment of debt	8,466	—	—	—	8,466
Loss on interests in subsidiaries	(25,018)	(1,067)	—	26,085	—
Other income (expense), net	(2,550)	1,192	1,265	(309)	(402)

Income (loss) from operations before minority interests	29,448	(25,018)	(2,190)	26,085	28,325
Minority interests	—	—	14	1,109	1,123

Net income (loss)	$29,448	$(25,018)	$(2,176)	$27,194	$29,448

	For the Six Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated Total
Net revenues	$685,660	$93,869	$—	$(3)	$779,526
Operating costs and expenses:
Gaming and other operations	420,625	71,951	—	(3)	492,573
Advertising, general and administrative	109,448	14,643	723	—	124,814
Pre-opening costs and expenses	15	17	—	—	32
Depreciation and amortization	41,432	7,220	—	—	48,652

Total operating costs and expenses	571,520	93,831	723	(3)	666,071

Income (loss) from operations	114,140	38	(723)	—	113,455
Accretion of discount to the relinquishment liability	(13,543)	—	—	—	(13,543)
Interest expense, net of capitalized interest	(26,306)	(18,512)	(1,154)	454	(45,518)
Loss on interests in subsidiaries	(17,627)	(153)	—	17,780	—
Other income (expense), net	491	426	1,565	(454)	2,028

Income (loss) from operations before minority interests	57,155	(18,201)	(312)	17,780	56,422
Minority interests	—	574	—	159	733

Net income (loss)	$57,155	$(17,627)	$(312)	$17,939	$57,155

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2009
	Authority	Guarantor Subsidiaries	Non-Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$68,457	$12,524	$(4,457)	$—	$76,524

Cash flows proivded by (used in) investing activities:
Purchases of property and equipment	(83,864)	(30,926)	—	—	(114,790)
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	—	—	—	20,063
Other cash flows provided by (used in) investing activities	(4,555)	2,298	(736)	4,342	1,349

Net cash flows used in investing activities	(68,356)	(28,628)	(736)	4,342	(93,378)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	495,000	—	—	—	495,000
Bank Credit Facility repayments—revolving loan	(301,000)	—	—	—	(301,000)
Bank Credit Facility borrowings—term loan	(151,500)	—	—	—	(151,500)
Line of Credit borrowings	270,488	—	—	—	270,488
Line of Credit repayments	(259,057)	—	—	—	(259,057)
Principal portion of relinquishment liability payments	(20,725)	—	—	—	(20,725)
Distributions to Tribe	(22,047)	—	—	—	(22,047)
Capitalized debt issuance costs	(9,745)	—	—	—	(9,745)
Other cash flows provided by (used in) financing activities	(7,084)	3,538	3,304	(4,342)	(4,584)

Net cash flows provided by (used in) financing activities	(5,670)	3,538	3,304	(4,342)	(3,170)

Net decrease in cash and cash equivalents	(5,569)	(12,566)	(1,889)	—	(20,024)

Cash and cash equivalents at beginning of period	54,730	27,128	1,989	—	83,847

Cash and cash equivalents at end of period	$49,161	$14,562	$100	$—	$63,823

	For the Six Months Ended March 31, 2008
	Authority	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating/ Eliminating Adjustments	Consolidated Total
Net cash flows provided by (used in) operating activities	$104,528	$(7,163)	$(680)	$—	$96,685

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(75,386)	(46,969)	—	—	(122,355)
Other cash flows provided by (used in) investing activities	(47,428)	(583)	(1,431)	55,504	6,062

Net cash flows used in investing activities	(122,814)	(47,552)	(1,431)	55,504	(116,293)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	223,000	—	—	—	223,000
Bank Credit Facility repayments—revolving loan	(135,000)	—	—	—	(135,000)
Line of Credit borrowings	228,281	—	—	—	228,281
Line of Credit repayments	(244,872)	—	—	—	(244,872)
Principal portion of relinquishment liability payments	(25,111)	—	—	—	(25,111)
Distributions to Tribe	(43,306)	—	—	—	(43,306)
Other cash flows provided by (used in) financing activities	(2,892)	54,570	2,278	(55,504)	(1,548)

Net cash flows provided by financing activities	100	54,570	2,278	(55,504)	1,444

Net (decrease) increase in cash and cash equivalents	(18,186)	(145)	167	—	(18,164)

Cash and cash equivalents at beginning of period	89,282	15,370	7	—	104,659

Cash and cash equivalents at end of period	$71,096	$15,225	$174	$—	$86,495

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2009, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2009 and 2008 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Authority’s management.

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

May 14, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs, or Pocono Downs, and the off-track wagering facilities located in Pennsylvania, collectively the Pocono Downs entities;

•	the local, regional, national or global economic climate, including the ongoing economic recession which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland or Pennsylvania;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and effectively manage the expanded resort;

•	our ability to successfully operate and integrate the new amenities from Project Sunrise at Pocono Downs;

•	our suspension of the hotel, retail and parking garage elements of the Earth Expansion of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws regarding the service of alcohol, smoking or other amenities offered at Mohegan Sun and Pocono Downs;

•	our ability to successfully implement our diversification strategy; and

•	an act of terrorism in the United States of America.

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

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own the Pocono Downs entities, which operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering, or OTW, facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York and approximately 100 miles from Boston, Massachusetts. In fiscal 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In fiscal 2007 and 2008, we completed the Sunrise Square and Casino of the Wind components of Project Horizon, respectively.

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of March 31, 2009, Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 200 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including Birches Bar & Grill, an approximately 300-seat full-service restaurant, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a “Hong Kong” street food outlet offering authentic Southeast Asian cuisine and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000-square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000-square-foot simulcasting Racebook facility;

•	three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, an 8,500-square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of March 31, 2009, Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 120 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including two full-service restaurants, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as four full-service restaurants, five quick-service restaurants and a multi-station food court operated by third parties, for a current total of approximately 2,500 restaurant seats;

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

Casino of the Wind

As of March 31, 2009, Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

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

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, initially was planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure and the Earth Expansion. As of March 31, 2009, two of the components, Sunrise Square and Casino of the Wind, had been completed.

Sunrise Square was completed in August 2007 at a cost of approximately $16.7 million. Sunrise Square includes 8,500 square feet of gaming space offering 46 table games such as, Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” street food outlet.

Casino of the Wind was completed in August 2008 at a cost of approximately $113.0 million. Casino of the Wind added approximately 45,000 square feet of gaming space, approximately 660 slot machines, 28 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of new dining and retail amenities.

As of March 31, 2009, we had incurred approximately $33.9 million for Property Infrastructure costs relating to additional surface parking lots, site development and road improvements on or adjacent to the property. We currently anticipate incurring an additional $4.5 million to complete the Property Infrastructure component. This component is anticipated to be completed in the third quarter of fiscal year 2009.

On September 22, 2008, we announced the suspension of the hotel, retail and parking garage elements of the Earth Expansion component of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. We intend to re-evaluate the feasibility of the suspended elements at the end of fiscal year 2009. However, we can provide no assurance as to if or when the suspended elements will resume. The specific factors that we will consider in determining the feasibility of the suspended elements include our financial performance, cash flow projections expected to be realized from the project, estimated total project costs, ability to obtain financing, economic conditions, industry trends and competition. As of March 31, 2009, we had incurred approximately $79.1 million on the suspended elements of the Earth Expansion relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We currently anticipate incurring an additional $5.8 million in connection with the suspended elements of the Earth Expansion.

Construction of the Winter Entrance of the Earth Expansion, which when completed, will connect the Winter Parking Garage to Casino of the Earth, is ongoing. The Winter Entrance is scheduled to open during the fourth quarter of fiscal year 2009 and will incorporate renovated food and beverage facilities, including Bobby Flay’s “Bobby’s Burger Palace,” “Frank Pepe Pizzeria Napoletana,” a family-style sit down pizzeria, and a four-station quick-serve dining area featuring Asian, seafood, soup and sandwich concepts, as well as 7,000 square feet of new retail space. We also plan to open Bobby Flay’s “Bar Americain” in the fall of fiscal year 2009, in the location currently occupied by Fidelia’s restaurant. As of March 31, 2009, we had incurred approximately $5.4 million on the Winter Entrance. We currently anticipate incurring an additional $37.8 million in connection with this element.

In addition, construction of a 1,500-space parking garage that was anticipated to be built adjacent to the Earth Expansion, was suspended. As of March 31, 2009, we had incurred approximately $3.7 million relating to the design of the new parking garage, and anticipate incurring an additional $1.7 million to complete improvements to the existing Winter Parking Garage.

The revised aggregate cost for Project Horizon is currently estimated to be approximately $301.6 million, excluding capitalized interest. A breakdown of the cost is as follows:

•	$16.7 million for Sunrise Square

•	$113.0 million for Casino of the Wind

•	$38.4 million for Property Infrastructure

•	$5.4 million for the parking garage

•	$84.9 million for the suspended elements of the Earth Expansion

•	$43.2 million for the Winter Entrance

As of March 31, 2009, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $251.8 million. Remaining project costs are estimated to total approximately $49.8 million and are anticipated to be incurred during the remainder of fiscal year 2009.

Mohegan Basketball Club

In January 2003, we formed a wholly-owned subsidiary, Mohegan Basketball Club, LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

In November 2006, we formed a wholly-owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., or PCC, which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007.

Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres of land in Plains Township, Pennsylvania, as well as several Pennsylvania OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley, or Allentown, OTW is a 28,000-square-foot facility, which is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing’s harness racing activities for the 2009 racing season began in April 2009 and will continue through November 2009. Year-round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. Construction of a new paddock, adjacent to the racetrack, was completed in April 2009.

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board, or PGCB, for the operation of slot machines at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. Under certain circumstances, Downs Racing may install and operate up to a total of 5,000 slot machines.

Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened in November 2006. The total cost incurred for development of the Phase I facility was $70.0 million.

Pocono Downs opened Project Sunrise on July 17, 2008. The combined facility now includes approximately 2,500 slot machines and electronic blackjack games and several dining options including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court including Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck, Ben & Jerry’s Ice Cream and Betty & Joe’s Baker & Coffee Maker. Pocono Downs now also offers a wide array of retail amenities including Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Pocono Downs logo store. Project Sunrise also added three new bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. The renovated facility now serves as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $198.1 million, excluding capitalized interest.

In March 2009, we and a subsidiary of Penn National Gaming, Inc., entered into an amendment to the purchase agreement for Pocono Downs. Pursuant to the amendment, the parties agreed to accelerate the remaining $16.0 million refund payment due to us and discount the amount of such balance to approximately $13.1 million, which we received in March 2009. We incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million.

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the development and management of, investment in, or ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

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

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures-NW and the Mohegan Tribe, pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior regarding acceptance of land into trust on behalf of the Cowlitz Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, a bureau of the United States Department of the Interior, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the Secretary of the Interior takes the Cowlitz Project site into trust, the land will constitute as restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the new rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement, or EIS, for the Cowlitz Project site.

In February 2009, the United States Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.              (2009) or the Carcieri decision). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the

Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so the tribe must establish that it was under federal jurisdiction in 1934 by separate means. In April 2009, the United States House Resources Committee held a hearing on the impact of the Carcieri decision, and along with the Senate Indian Affairs Committee, will reportedly consider new congressional legislation to authorize the Secretary of the Interior to take land into trust for any federally recognized Indian tribe. We believe that the Cowlitz Tribe, as a federally-recognized, but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, we can provide no assurance in this regard.

In light of the aforementioned and the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on our estimate of the probability that the receivables will be collected. While certain events described above, including the publication of the Final EIS for the Cowlitz Project site, are generally positive steps in furtherance of the project, other events, including the Carcieri decision, may ultimately delay or prevent the completion of the project. However, considered collectively, these events have not materially changed our current interest in or assessment of the Cowlitz Project, and we continue to maintain a reserve for doubtful collection of the Salishan-Mohegan receivables.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority, or MKGA. The terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a proposed casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land-into-trust for gaming at the project site in Kenosha, Wisconsin.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. The United States Supreme Court’s Carcieri decision, discussed above, is not expected to affect the Menominee Project. We believe the rejection of the land-into-trust application for the Kenosha site announced in January decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance or the January 2009 rejection of the Kenosha application. As of September 30, 2008, we had fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset. As of March 31, 2009, the WTG receivables remain fully reserved.

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue new business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, holds a 49% membership interest in MG&H and the Tribe holds the remaining 51% membership interest. MG&H subsequently formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. It is anticipated that certain of our and the Tribe’s future diversification efforts will be conducted, either directly or indirectly, through MG&H and/or Mohegan Resorts. Mohegan Resorts is currently evaluating potential gaming opportunities in the Commonwealth of Massachusetts, and a wholly-owned subsidiary of Mohegan Resorts has entered into a ground lease for approximately 152 acres of land located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in the Commonwealth of Massachusetts. A wholly-owned subsidiary of Mohegan Resorts also was a partner in an unsuccessful effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas.

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

The following discussion highlights changes in our competitive landscape that have occurred since September 30, 2008:

As states are experiencing unprecedented budget deficits, there are renewed proposals and debates in various state legislatures on allowing or expanding state-licensed gaming throughout New England, the Northeast and mid-Atlantic regions. Congress also is considering new legislation to establish a licensing, taxing and enforcement framework for internet gaming, and is considering delaying the effective date for compliance with the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA. If not delayed, the UIGEA will restrict credit card companies from processing on-line poker and other gaming transactions from United States cardholders effective December 1, 2009. States also are considering or instituting regulatory and promotional measures to retain or enhance revenues from gaming, which affects competition for Mohegan Sun and Pocono Downs.

In Connecticut, state legislation was again considered to regulate or ban secondhand smoke at casinos in the current legislative session. In May 2009, the joint legislative committee on Finance, Revenue and Bonding declined to vote on the bill, and as a result no active bill remains under consideration. An earlier proposal to expand the hours for the sale of alcohol at casinos received no committee hearing or vote. The Tribe and the MPT have each adopted standards and entered into non-binding letters of agreement with the Governor of Connecticut to reduce the potentially harmful effects of secondhand smoke at their respective casinos.

In Rhode Island, legislation is being considered to amend the state constitution to permit blackjack, roulette and craps at state-licensed gaming facilities and to submit the question to a statewide referendum in November 2009. According to published reports, Twin River in Lincoln continues to have difficulty meeting its debt and other financial obligations and discussions with the Governor of Rhode Island have stalled, creating speculation of an impending takeover by the state legislature. The state legislature also is considering changes to the state’s workplace smoking ban, which currently permits smoking at Twin River and Newport Grand in Newport. Furthermore, the state pilot allowing 24-hour gaming on the weekends may expire if not extended before July 1, 2009.

In the Commonwealth of Massachusetts, new legislation, which has been reported to have the support of new legislative leadership and the continued support of the Governor, is expected to be introduced and debated in the fall of 2009 to permit state-licensed gaming at multiple locations throughout the state. Also, the federally-recognized Mashpee Wampanoag Tribe continues to pursue the establishment of its initial reservation in Mashpee and Middleboro and a large gaming facility in Middleboro. In April 2009, the tribe announced that the casino will likely be smaller and may take longer than originally anticipated as a result of economic conditions and the United States Supreme Court’s Carcieri decision, discussed above.

Legislation remains active in New Hampshire to expand gaming at state racetracks, and in Maine, to create a new casino in the western part of the state.

In New York, competition may increase from tribal and state-licensed gaming. The New York legislature is expected to consider legalizing electronic table games at racinos in the state, including Empire City in Yonkers and Aqueduct in Queens, and also may allow VLT facilities at Belmont Park in Elmont. Governor Patterson reopened the bidding process for a developer to build and operate VLTs at Aqueduct Race Track, with that facility expected to open within two years. In May 2009, seven developers filed new bids to develop the Aqueduct facility. We also filed a proposal limited to management of the proposed VLT facility only. The Shinnecock Indian Nation on Long Island also is reportedly under active consideration for federal recognition by the BIA and has plans for gaming if it is recognized and has reservation land taken into trust. Several federally-recognized Indian tribes, including the Seneca Nation, St. Regis Mohawk Tribe and Stockbridge-Munsee Tribe of Wisconsin have renewed plans to pursue tribal casinos in the Catskills region of New York, with newly announced support from New York’s state officials and the state’s congressional delegation.

In the Commonwealth of Pennsylvania, the Governor is planning to seek legislation to allow a limited number of video-poker machines at restaurants, private clubs and corner bars, and legislation is being considered to allow table games at existing casinos, including Pocono Downs. Sands Bethworks Gaming has announced that it plans to open the casino portion of its gaming facility in Bethlehem on May 22, 2009. In Philadelphia, Sugarhouse and Foxwoods Development continue to pursue locations for two expected casinos in or near the city.

Various casino operators with facilities located in Atlantic City, New Jersey, are reportedly experiencing financial difficulties and in some cases have filed for bankruptcy or have restructured their debt to avoid bankruptcy. According to reports, several new casino projects or expansions have been cancelled or postponed over the past year, including projects by Penn National Gaming, Inc., MGM Mirage, Inc., Pinnacle Entertainment, Inc., and A.C. Gateway, LLC. A legislator in New Jersey also has filed suit in federal court to allow sports betting in New Jersey.

In Delaware, the state legislature gave final approval to a bill in May 2009 to legalize single game sports betting in Delaware. According to published reports, the Governor has promised to sign the bill, after which it is expected to be reviewed by the state’s Supreme Court. The bill also calls for further study of live table gaming in Delaware.

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

Other commonly used terms in the discussion of revenues from slot machines include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage and rated players. Base jackpots represent the fixed minimum amount of slot machine payouts for a specific combination. We charge base jackpots to revenues when established. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors, and remitted as a weekly payment to each vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying condensed consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period, including free promotional slot plays issued to patrons, or the e-Bonus program. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Player’s Club program.

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

Promotional allowances

We operate a program for our guests at Mohegan Sun and Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage, hotel, retail, entertainment and other services to guests, as applicable, based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun and Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third-party facilities is charged to gaming expenses.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by us within Mohegan Sun and Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party facilities is charged to gaming expenses.

Gaming expenses

Gaming expenses primarily include the portion of gross slot revenues, which must be paid to the State of Connecticut and the PGCB, which are referred to as slot win contribution and slot machine tax assessments, respectively. For each 12-month period commencing July 1, 1995, the Slot Win Contribution from Mohegan Sun is the lesser of (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues, or (ii) $80.0 million. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues, 2% of which is subject to a $10.0 million minimum annual threshold. Downs Racing must pay, on an annual basis, to the PGCB, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and Racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third-party tenant outlets.

Income from operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes accretion of discount to the relinquishment liability, interest income, interest expense, gain on early extinguishment of debt, minority interests and other non-operating income and expense.

Reassessment of relinquishment liability and accretion of discount to the relinquishment liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually, in conjunction with our budgeting process, and (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Furthermore, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating the relinquishment liability, future events that affect such estimates and judgments may cause the actual relinquishment liability to significantly differ from the estimates. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with the trademark value of the Mohegan Sun brand name. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. SFAS 142, however, requires the trademark to be evaluated at least annually for impairment by applying a fair-value test, and if impairment occurs, the amount of impaired trademark must be written-off immediately.

Results of Operations

Summary Operating Results

As of March 31, 2009, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We, therefore, believe that we have two separate operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut entities and (ii) Pocono Downs, which comprises the operations of the Pocono Downs entities. The two operating segments also are reported as separate segments due to the differing nature of their operations.

The following table summarizes our results from operations on a property basis (in thousands):

	For the Three Months Ended March 31,					For the Six Months Ended March 31,
	2009		2008	Dollar Variance	Percentage Variance	2009		2008	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$290,426	(1)	$346,467	$(56,041)	(16.2)%	$597,909	(1)	$685,894	$(87,985)	(12.8)%
Pocono Downs	60,937	(2)	46,110	14,827	32.2%	117,485	(2)	93,632	23,853	25.5%

Total	$351,363		$392,577	$(41,214)	(10.5)%	$715,394		$779,526	$(64,132)	(8.2)%
Income (loss) from operations:
Mohegan Sun	$58,789	(1)	$62,840	$(4,051)	(6.4)%	$92,836	(1)	$118,782	$(25,946)	(21.8)%
Pocono Downs	3,454	(2)	3,230	224	6.9%	2,444	(2)	6,714	(4,270)	(63.6)%
Corporate expenses	(3,613)		(4,037)	424	(10.5)%	(8,643)		(12,041)	3,398	(28.2)%

Total	$58,630		$62,033	$(3,403)	(5.5)%	$86,637		$113,455	$(26,818)	(23.6)%
Net income	$33,225		$33,462	$(237)	(0.7)%	$29,448		$57,155	$(27,707)	(48.5)%

(1)	Includes operating results of Casino of the Wind.
(2)	Includes operating results of Project Sunrise.

The important factors and trends that most contributed to our financial performance for the three months and six months ended March 31, 2009 compared to the same periods in the prior year are as follows:

•	the continuation of the national economic recession and continued weakening of consumer discretionary spending on activities such as gaming and leisure;

•

increased competition in the Northeast gaming market from VLT facilities at Empire City in Yonkers, New York and Twin River in Lincoln, Rhode Island, which resulted in lower slot revenues at Mohegan Sun;

•	implementation of a company-wide cost containment program, which positively impacted operating costs and expenses at Mohegan Sun and Pocono Downs;

•	the July 2008 opening of Project Sunrise, which generated additional slot revenues and food and beverage revenues at Pocono Downs;

•

additional gaming and hotel capacity added by our Connecticut competitor, Foxwoods, following the May 2008 opening of its MGM Grand at Foxwoods, which negatively impacted gaming and non-gaming revenues at Mohegan Sun;

•	increased promotional activities, including free promotional slot plays, from competitors; and

•	increased promotional room rates offered to casino hotel guests, designed to maintain occupancy levels to support gaming and non-gaming revenues.

Non-recurring factors that affected our financial performance for the three months and six months ended March 31, 2009 compared to the same periods in the prior year are as follows:

•	decreased table games hold percentage at Mohegan Sun, which negatively impacted table games revenues and income from operations;

•	increased operating costs and expenses, including higher than expected post-opening staffing costs in the six months ended March 31, 2009, at Pocono Downs in connection with Project Sunrise;

•	unfavorable weather conditions, which negatively impacted operating results at Mohegan Sun and Pocono Downs;

•	utility rebates received from the Tribe, our utility provider, and lower tribal services expense;

•	an $8.5 million non-operating gain on early extinguishment of debt in connection with the repurchase of $14.3 million of our 8 3/8% senior subordinated notes due July 1, 2011;

•	a $1.6 million non-operating loss in connection with the amendment to the purchase agreement for Pocono Downs to accelerate the outstanding refund payment due to us; and

•	a $3.5 million non-recurring non-operating charge in the three months ended December 31, 2007 for additional reserves against the net assets of WTG in connection with the Menominee Project.

Net revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily as a result of declines in both gaming and non-gaming revenues at Mohegan Sun. These declines were partially offset by increased slot revenues at Pocono Downs due to the opening of Project Sunrise.

Income from operations for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased as a result of lower net revenues at Mohegan Sun and higher operating costs and expenses at Pocono Downs due to the opening of Project Sunrise, partially offset by higher net revenues at Pocono Downs and the impact of the company-wide cost containment program. Income from operations for the three months and six months ended March 31, 2009 also reflect the utility rebates received from the Tribe and lower tribal services expense. The decline in income from operations for the six months ended March 31, 2009 also was partially offset by lower Corporate-related expenses primarily resulting from the non-recurring charge recorded in the three months ended December 31, 2007 for additional reserves against the net assets of WTG. Our operating margin, or income from operations as a percentage of net revenues, for the three months ended March 31, 2009 increased slightly to 16.7% from 15.8% for the same period in the prior year primarily due to the impact of the company-wide cost containment program. Our operating margin for the six months ended March 31, 2009 decreased to 12.1% from 14.6% for the same period in the prior year primarily due to the decline in net revenues at Mohegan Sun and increased operating costs and expenses, including higher than expected post-opening staffing costs, at Pocono Downs due to the opening of Project Sunrise, partially offset by the impact of the company-wide cost containment program.

Net income for the three months ended March 31, 2009 compared to the same period in the prior year decreased slightly as a result of increased interest expense, reduced income from operations and the loss on the amendment to the purchase agreement for Pocono Downs, offset by the gain on early extinguishment of debt. Net income for the six months ended March 31, 2009 compared to the same period in the prior year decreased primarily as a result of reduced income from operations, increased interest expense and the loss on the amendment to the purchase agreement for Pocono Downs, partially offset by the gain on early extinguishment of debt and the non-recurring charge recorded during the three months ended December 31, 2007 in connection with the Menominee Project. The increased interest expense resulted from higher weighted average outstanding debt as a result of additional borrowings on our bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise, and lower capitalized interest, partially offset by lower weighted average interest rate.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$263,876	$311,173	$(47,297)	(15.2)%	$536,821	$615,960	$(79,139)	(12.8)%
Food and beverage	18,197	22,663	(4,466)	(19.7)%	38,510	45,963	(7,453)	(16.2)%
Hotel	9,001	11,850	(2,849)	(24.0)%	19,843	24,427	(4,584)	(18.8)%
Retail, entertainment and other	22,431	30,836	(8,405)	(27.3)%	54,819	61,149	(6,330)	(10.4)%

Total	$313,505	$376,522	$(63,017)	(16.7)%	$649,993	$747,499	$(97,506)	(13.0)%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Gaming	84.2%	82.7%	82.6%	82.4%
Food and beverage	5.8%	6.0%	5.9%	6.1%
Hotel	2.9%	3.1%	3.1%	3.3%
Retail, entertainment and other	7.1%	8.2%	8.4%	8.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Variance	Percentage Variance	2009	2008	Variance	Percentage Variance
Slot handle	$2,212,101	$2,565,756	$(353,655)	(13.8)%	$4,516,312	$4,990,260	$(473,948)	(9.5)%
Gross slot revenues	$190,786	$213,998	$(23,212)	(10.8)%	$386,122	$422,319	$(36,197)	(8.6)%
Net slot revenues	$184,259	$206,040	$(21,781)	(10.6)%	$372,355	$407,904	$(35,549)	(8.7)%
Weighted average number of slot machines (in units)	6,773	6,161	612	9.9%	6,758	6,173	585	9.5%
Gross slot hold percentage	8.6%	8.3%	0.3%	3.6%	8.6%	8.5%	0.1%	1.2%
Gross slot win per unit per day
(in dollars)	$313	$382	$(69)	(18.1)%	$314	$374	$(60)	(16.0)%
Table games drop	$513,908	$665,667	$(151,759)	(22.8)%	$1,094,538	$1,314,776	$(220,238)	(16.8)%
Table games revenues	$74,248	$102,422	$(28,174)	(27.5)%	$153,934	$202,826	$(48,892)	(24.1)%
Weighted average number of table games (in units)	327	324	3	0.9%	328	323	5	1.5%
Table games hold percentage (1)	14.4%	15.4%	(1.0)%	(6.5)%	14.1%	15.4%	(1.3)%	(8.4)%
Table games revenue per unit per day (in dollars)	$2,521	$3,473	$(952)	(27.4)%	$2,579	$3,429	$(850)	(24.8)%
Poker revenues	$3,137	$—	$3,137	100.0%	$5,963	$—	$5,963	100.0%
Weighted average number of poker tables (in units)	42	—	42	100.0%	42	—	42	100.0%
Poker revenue per unit per day (in dollars)	$830	$—	$830	100.0%	$780	$—	$780	100.0%

(1)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased due to declines in both table games and slot revenues. The decreases in table games revenues resulted from declines in table games drop and table games hold percentage. We attribute the declines in table games drop primarily to the impact of the national economic recession, which has significantly reduced consumer discretionary spending on activities such as gaming, leisure and hospitality. During the three months and six months ended March 31, 2009, the number of Mohegan Sun’s rated table games patron trips increased slightly, while spending per rated table games patron decreased significantly as compared to the same periods in the prior year. The declines in table games drop also were impacted by unfavorable weather conditions in the Northeast region, which resulted in reduced overall patron visits. Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods. The decreases in slot revenues resulted from lower slot handle, reflecting the impact of the ongoing national economic recession. During the three months and six months ended March 31, 2009, both the number of Mohegan Sun’s rated slot player trips and spending per rated slot player decreased as compared to the same periods in the prior year. Increased competition from Empire City and Twin River, as well as additional gaming and hotel capacity added by Foxwoods, following the May 2008 opening of its MGM Grand at Foxwoods, also contributed to the declines in slot revenues. Additionally, slot revenues were impacted by unfavorable weather conditions and increased promotional activities from competitors. Our slot win efficiency in the Northeast gaming market decreased to 121.8% and 128.2% for the three months and six months ended March 31, 2009, respectively, from 133.7% and 135.6% for the same periods in the prior year, respectively. We believe our slot win efficiency in the Northeast slot gaming market was impacted by some customers in the New York City and Boston area markets choosing to frequent closer VLT facilities in the states of New York and Rhode Island, and increased gaming and hotel capacity added by Foxwoods. Our slot win efficiency in the Connecticut gaming market was 114.1% and 118.8% for the three months and six months ended March 31, 2009, respectively, compared to 117.1% and 117.5% for the same periods in the prior year, respectively.

Food and beverage revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily due to a $3.6 million and a $6.3 million decline in food revenues, respectively. The declines in food revenues resulted from decreases in the number of meals served at

Mohegan Sun-owned food outlets of 24.2% and 21.4% for the three months and six months ended March 31, 2009 compared to the same periods in the prior year, respectively. The decreased number of meals served reflects, in part, the temporary closure of the Mohegan Sun Earth food court to accommodate the reopening of the Winter Entrance. Food and beverage revenues also were negatively impacted by the September 2008 opening of Jimmy Buffett’s Margaritaville Restaurant, a third-party outlet located in Casino of the Wind, which resulted in decreased patron visitation at Mohegan Sun-owned food outlets. The decreases in food and beverage revenues also were attributable to reduced consumer discretionary spending, as discussed above. The declines in the number of meals served were partially offset by increases in the average price per cover of 5.9% and 6.1% for the three months and six months ended March 31, 2009 compared to the same periods in the prior year, respectively.

The following table presents data related to hotel revenues:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Variance	Percentage Variance	2009	2008	Variance	Percentage Variance
Rooms occupied	99,189	96,242	2,947	3.1%	202,566	196,309	6,257	3.2%
Average daily room rate (ADR)	$89	$116	$(27)	(23.3)%	$92	$116	$(24)	(20.7)%
Occupancy rate	93.8%	90.0%	3.8%	4.2%	94.7%	91.3%	3.4%	3.7%
Revenue per available room (REVPAR)	$84	$105	$(21)	(20.0)%	$87	$105	$(18)	(17.1)%

Hotel revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily as a result of the reductions in ADR. The reduced ADR was primarily due to increased hotel and meeting room capacity added by MGM Grand at Foxwoods, as well as competitive pricing pressures in the Northeast gaming market and a decline in demand for group business due to the sensitivity of conference and corporate meeting travel expenses. Reductions in room rates are designed to maintain occupancy levels to support gaming and other revenues.

Retail, entertainment and other revenues for the three months ended March 31, 2009 compared to the same period in the prior year decreased primarily as a result of a $4.2 million decline in entertainment revenues due to a decrease in the number of scheduled headliner shows at the Mohegan Sun Arena. The decreased number of scheduled headliner shows reflects a reduction in available entertainment acts on tour during the period, which resulted in a 31.5% decrease in Arena ticket sales. The decrease in retail, entertainment and other revenues also was due to a $3.0 million decline in gasoline revenues as a result of a decrease in average price per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center. Retail, entertainment and other revenues for the six months ended March 31, 2009 compared to the same period in the prior year decreased primarily as a result of a $4.8 million decline in gasoline revenues due to the reduction in average price per gallon of gasoline, as discussed above.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$8,689	$10,754	$(2,065)	(19.2)%	$18,146	$21,655	$(3,509)	(16.2)%
Hotel	3,946	3,681	265	7.2%	8,040	7,608	432	5.7%
Retail, entertainment and other	10,444	15,620	(5,176)	(33.1)%	25,898	32,342	(6,444)	(19.9)%

Total	$23,079	$30,055	$(6,976)	(23.2)%	$52,084	$61,605	$(9,521)	(15.5)%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$8,975	$11,355	$(2,380)	(21.0)%	$19,005	$22,748	$(3,743)	(16.5)%
Hotel	2,400	1,983	417	21.0%	4,701	3,985	716	18.0%
Retail, entertainment and other	8,788	12,870	(4,082)	(31.7)%	21,618	26,894	(5,276)	(19.6)%

Total	$20,163	$26,208	$(6,045)	(23.1)%	$45,324	$53,627	$(8,303)	(15.5)%

Promotional allowances for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased as a result of lower redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$154,874	$183,221	$(28,347)	(15.5)%	$333,714	$368,329	$(34,615)	(9.4)%
Food and beverage	8,519	11,148	(2,629)	(23.6)%	18,528	23,040	(4,512)	(19.6)%
Hotel	3,132	4,305	(1,173)	(27.2)%	6,895	8,602	(1,707)	(19.8)%
Retail, entertainment and other	7,338	11,316	(3,978)	(35.2)%	19,613	21,829	(2,216)	(10.2)%
Advertising, general and administrative	37,977	52,434	(14,457)	(27.6)%	86,116	103,354	(17,238)	(16.7)%
Pre-opening costs and expenses	8	3	5	166.7%	58	15	43	286.7%
Depreciation and amortization	19,789	21,200	(1,411)	(6.7)%	40,149	41,943	(1,794)	(4.3)%

Total	$231,637	$283,627	$(51,990)	(18.3)%	$505,073	$567,112	$(62,039)	(10.9)%

Gaming costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily as a result of reduced Slot Win Contribution and e-Bonus escrow expenses commensurate with the lower slot revenues, as well as decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. The declines in gaming costs and expenses also reflect the impact of the company-wide cost containment program, which resulted in reductions in casino marketing and promotional expenditures and salary and wage costs. Lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets also contributed to the decrease in gaming costs and expenses. Slot Win Contribution and e-Bonus escrow expenses totaled $48.8 million and $98.9 million for the three months and six months ended March 31, 2009, respectively, and $55.7 million and $108.0 million for the three months and six months ended March 31, 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 58.7% and 62.2% for the three months and six months ended March 31, 2009, respectively, compared to 58.9% and 59.8% for the three months and six months ended March 31, 2008, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily due to lower cost of goods sold as a result of the reduction in the number of meals served. The reductions in food and beverage costs and expenses also reflect the impact of the company-wide cost containment program, which resulted in declines in salary and wage costs. The decrease in food and beverage costs and expenses for the six months ended March 31, 2009 was partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses as compared to the same period in the prior year.

Hotel costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses. The reductions in hotel costs and expenses also reflect the impact of the company-wide cost containment program.

Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily due to lower cost of goods sold as a result of the reduction in average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center and reduced patronage at Mohegan Sun-owned retail outlets. The declines in retail, entertainment and other costs and expenses also reflect the impact of the company-wide cost containment program. Additionally, retail, entertainment and other costs and expenses for the three months ended March 31, 2009 decreased due to a substantial decline in direct entertainment costs resulting from the reduction in the number of headliner shows at the Arena as compared to the same period in the prior year. The declines in retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2009 were partially offset by decreased use of retail and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year decreased primarily as a result of the company-wide cost containment program, which resulted in reductions in salary and wage costs and advertising expenditures, and to a lesser extent, other costs necessary to support Mohegan Sun operations. The reductions in advertising, general and administrative costs and expenses also reflect the non-recurring utility rebates received from the Tribe and lower tribal services expense.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$58,304	$44,704	$13,600	30.4%	$112,049	$90,562	$21,487	23.7%
Food and beverage	3,521	2,206	1,315	59.6%	7,096	4,524	2,572	56.9%
Retail and other	1,083	1,098	(15)	(1.4)%	2,366	2,320	46	2.0%

Total	$62,908	$48,008	$14,900	31.0%	$121,511	$97,406	$24,105	24.7%

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Gaming	92.7%	93.1%	92.2%	93.0%
Food and beverage	5.6%	4.6%	5.8%	4.6%
Retail and other	1.7%	2.3%	2.0%	2.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Variance	Percentage Variance	2009	2008	Variance	Percentage Variance
Slot handle	$637,705	$453,132	$184,573	40.7%	$1,220,256	$912,924	$307,332	33.7%
Gross slot revenues	$53,261	$39,293	$13,968	35.5%	$102,612	$79,193	$23,419	29.6%
Net slot revenues	$53,347	$39,226	$14,121	36.0%	$102,641	$79,085	$23,556	29.8%
Weighted average number of slot machines (in units)	2,470	1,203	1,267	105.3%	2,475	1,203	1,272	105.7%
Gross slot hold percentage	8.4%	8.7%	(0.3)%	(3.4)%	8.4%	8.7%	(0.3)%	(3.4)%
Gross slot win per unit per day (in dollars)	$240	$359	$(119)	(33.1)%	$228	$360	$(132)	(36.7)%

Gaming revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to additional slot revenues from the opening of Project Sunrise. We believe the growth in slot revenues was impacted by the ongoing national economic recession, higher promotional activities from our competitors and unfavorable weather conditions in the Northeastern Pennsylvania region. The decreases in gross slot hold percentage were primarily attributable to increased free promotional slot plays provided to Pocono Downs Player’s Club members, which are reflected in slot handle. Our slot win efficiency in the Northeastern Pennsylvania gaming market was 109.0% and 108.8% for the three months and six months ended March 31, 2009, respectively, compared to 155.4% and 170.4% for the same periods in the prior year, respectively. The decreases in gross slot win per unit per day and slot win efficiency were primarily attributable to the increase in the weighted average number of slot machines following the opening of Project Sunrise.

Food and beverage revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to additional revenues from the new food and beverage outlets opened in connection with Project Sunrise, which resulted in increased patron visitation to the facility, as well as increased utilization of Pocono Downs Player’s Club points and promotional coupons at food and beverage outlets owned and operated by Pocono Downs.

Retail and other revenues for the three months and six months ended March 31, 2009 compared to the same periods in the prior year reflect the remodeling of MOGO, the Pocono Downs logo store.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$1,758	$1,488	$270	18.1%	$3,555	$2,827	$728	25.8%
Retail	213	410	(197)	(48.0)%	471	947	(476)	(50.3)%

Total	$1,971	$1,898	$73	3.8%	$4,026	$3,774	$252	6.7%

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$1,579	$1,996	$(417)	(20.9)%	$3,481	$3,539	$(58)	(1.6)%
Retail	374	478	(104)	(21.8)%	843	1,101	(258)	(23.4)%

Total	$1,953	$2,474	$(521)	(21.1)%	$4,324	$4,640	$(316)	(6.8)%

Promotional allowances for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased due to higher redemptions under the Player’s Club program at food and beverage outlets related to our new food and beverage outlets opened in connection with Project Sunrise.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$42,969	$34,247	$8,722	25.5%	$85,475	$69,416	$16,059	23.1%
Food and beverage	1,433	250	1,183	473.2%	3,150	1,082	2,068	191.1%
Retail and other	225	124	101	81.5%	581	275	306	111.3%
Advertising, general and administrative	6,740	5,363	1,377	25.7%	13,383	10,299	3,084	29.9%
Pre-opening costs and expenses	33	9	24	266.7%	224	17	207	1,217.6%
Depreciation and amortization	6,083	2,887	3,196	110.7%	12,228	5,829	6,399	109.8%

Total	$57,483	$42,880	$14,603	34.1%	$115,041	$86,918	$28,123	32.4%

Gaming costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily as a result of additional operating costs and expenses necessary to support Project Sunrise, including increased Pennsylvania Gaming Tax commensurate with the growth in slot revenues, and higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third-party outlets. Additionally, gaming costs and expenses for the three months and six months ended March 31, 2009 reflect the impact of the company-wide cost containment program. Gaming costs and expenses for the six months ended March 31, 2009 also were impacted by higher than expected post-opening staffing costs and operating expenses in connection with the opening of Project Horizon. Pennsylvania Gaming Tax expenses totaled $30.7 million and $59.3 million for the three months and six months ended March 31, 2009, respectively, and $23.3 million and $47.0 million for the three months and six months ended March 31, 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.7% and 76.3% for the three months and six months ended March 31, 2009, respectively, compared to 76.6% and 76.7% for the three months and six months ended March 31, 2008, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to additional costs and expenses necessary to support the new food and beverage outlets opened in connection with Project Sunrise, partially offset by higher amounts of food and beverage complimentaries resulting in increased amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to additional costs and expenses necessary to support the new retail outlets opened in connection with Project Sunrise.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily as a result of additional costs and expenses necessary to support Project Sunrise.

Depreciation and amortization expenses for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to the commencement of depreciation on Project Sunrise and related slot machines and equipment placed into service in July 2008.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,						For the Six Months Ended March 31,
	2009		2008		Dollar Variance	Percentage Variance	2009		2008		Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$21		$20		$1	5.0%	$42		$880	(1)	$(838)	(95.2)%
Corporate expenses	3,592		4,017		(425)	(10.6)%	8,601		11,161	(2)	(2,560)	(22.9)%

Total Corporate expenses	$3,613		$4,037		$(424)	(10.5)%	$8,643		$12,041		$(3,398)	(28.2)%

Other income (expense):
Accretion of discount to the relinquishment liability (3)	$(5,106)		$(6,772)		$1,666	(24.6)%	$(10,212)		$(13,543)		$3,331	(24.6)%
Interest income (4)	1,536		899		637	70.9%	2,525		1,957		568	29.0%
Interest expense, net of capitalized interest	(28,499)		(22,687)		(5,812)	25.6%	(56,164)		(45,518)		(10,646)	23.4%
Gain on early extinguishment of debt	8,466	(5)	—		8,466	100.0%	8,466	(5)	—		8,466	100.0%
Other income (expense), net	(2,294	) (6)	(143	) (7)	(2,151)	1,504.2%	(2,927	) (6)	71	(7)	(2,998)	(4,222.5)%

Total other expense	$(25,897)		$(28,703)		$2,806	(9.8)%	$(58,312)		$(57,033)		$(1,279)	2.2%

(1)	Includes an $840,000 charge to reduce the carrying value of the Menominee developments rights intangible asset to their estimated fair value.
(2)	Includes a $2.7 million charge to adjust the allowance on the future collection of reimbursable development costs and expenses in connection with the Menominee Project.
(3)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(4)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project.
(5)	Represents the gain associated with the early extinguishment of approximately $14.3 million of our outstanding 8 3/8% senior subordinated notes due July 1, 2011.
(6)	Includes a $1.6 million loss in connection with the amendment to the purchase agreement for Pocono Downs.
(7)	Primarily represents gain (loss) on disposal of property and equipment.

Total Corporate costs and expenses for the three months ended March 31, 2009 compared to the same period in the prior year decreased primarily as a result of a decline in tribal services expense, partially offset by increased rental expense in connection with a ground lease for land located in Palmer, Massachusetts, which is a potential site for future gaming development, if legalized. Total Corporate costs and expenses for the six months ended March 31, 2009 compared to the same period in the prior year decreased primarily as a result of the non-recurring $3.5 million charge recorded during the three months ended December 31, 2007 in connection with the Menominee Project and decreased tribal services expense, partially offset by increased rental expense, as discussed above.

Interest expense, net of capitalized interest, for the three months and six months ended March 31, 2009 compared to the same periods in the prior year increased primarily due to higher weighted average outstanding debt and lower capitalized interest, partially offset by a decrease in weighted average interest rate. The weighted average outstanding debt was $1.65 billion and $1.64 billion for the three months and six months ended March 31, 2009, respectively, compared to $1.35 billion and $1.33 billion for the three months and six months ended March 31, 2008, respectively. Capitalized interest was $9,000 and $677,000 for the three months and six months ended March 31, 2009, respectively, compared to $1.8 million and $3.1 million for the three months and six months ended March 31, 2008, respectively. The increases in weighted average outstanding debt were due to additional borrowings on the bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise. The weighted average interest rate was 6.9% for each of the three months and six months ended March 31, 2009 compared to 7.2% and 7.3% for the three months and six months ended March 31, 2008, respectively.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2009	2008	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$76,524	$96,685	$(20,161)	(20.9)%
Net cash used in investing activities	(93,378)	(116,293)	22,915	(19.7)%
Net cash provided by (used in) financing activities	(3,170)	1,444	(4,614)	(319.5)%

Net decrease in cash and cash equivalents	$(20,024)	$(18,164)	$(1,860)	10.2%

As of March 31, 2009 and September 30, 2008, we held cash and cash equivalents of $63.8 million and $83.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decrease in cash provided by operating activities for the six months ended March 31, 2009 was primarily attributable to the decrease in operating income after adjustments for non-cash items, partially offset by lower working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the ongoing national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey, Pennsylvania, Delaware or Maryland);

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun and Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 or 395 through Connecticut, for an extended period of time; and

•	an act of terrorism in the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the six months ended March 31, 2009 as compared to the same period in the prior year was primarily attributable to the $13.1 million accelerated refund payment in connection with the amendment to the purchase agreement for Pocono Downs and a $7.6 million decrease in capital expenditures due to the completion of Project Sunrise and the suspension of Project

Horizon. The decrease in cash provided by financing activities for the six months ended March 31, 2009 as compared to the same period in the prior year was primarily attributable to a $24.0 million decrease in total net borrowings, partially offset by a $21.3 million decline in distributions to the Tribe.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and most of the costs to construct Mohegan Sun and Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2009, we had outstanding:

•	$2.0 million in 8 3/8% senior subordinated notes due July 1, 2011 and first callable July 1, 2006, or the 2001 senior subordinated notes;

•	$250.0 million in 8% senior subordinated notes due April 1, 2012 and first callable April 1, 2007, or the 2002 senior subordinated notes;

•	$330.0 million in 6 3/8% senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes;

•	$225.0 million in 7 1/8% senior subordinated notes due August 15, 2014 and first callable on August 15, 2009, or the 2004 senior subordinated notes;

•	$250.0 million in 6 1/8% senior notes due February 15, 2013 and first callable February 15, 2009, or the 2005 senior notes; and

•	$150.0 million in 6 7/8% senior subordinated notes due February 15, 2015 and first callable February 15, 2010, or the 2005 senior subordinated notes.

In March 2009, we repurchased and extinguished a principal amount of $14.3 million of our outstanding 2001 senior subordinated notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. We realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million. An aggregate principal amount of approximately $2.0 million of the 2001 senior subordinated notes remain outstanding as of March 31, 2009.

We or our affiliates may, from time to time, seek to purchase or otherwise retire the remaining 2001 senior subordinated notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of our outstanding indebtedness. Any such transactions will depend on prevailing market conditions, our liquidity, contractual restrictions and other factors.

MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are full and unconditional guarantors, on a joint and several basis, of each of these notes, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed, on a joint and several basis, by MBC.

In January 2009, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from B+ to B- and the credit rating on our senior subordinated notes from B to CCC+. In May 2009, Moody’s Investors Services downgraded the credit rating on our 2005 senior notes from Ba3 to B1 and the credit rating on our senior subordinated notes from Caa1 to Caa2. These actions were primarily to reflect the impact of the ongoing national economic recession, increased competition in the Northeast gaming market, our ability to reduce our indebtedness and concerns regarding our ability to meet our financial covenants. Such credit rating downgrades may impact our ability to access the debt capital markets in the future. In the event we are able to access the debt capital markets, our costs of the issuance of new debt may be greater than previous costs incurred by us in the past. We could also be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility. In December 2008, we amended our bank credit facility pursuant to a third amended and restated loan agreement. The bank credit facility provides for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continuing through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the bank credit facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loans, subsequent to the amortization of the term loans. The maturity date of the bank credit facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the bank credit facility may be used to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009, and it is our intent to utilize the bank credit facility for this purpose.

As of March 31, 2009, the amount under letters of credit issued pursuant to the bank credit facility totaled $6.9 million, of which no amount was drawn. Inclusive of term loans and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $499.1 million of borrowing capacity under the bank credit facility as of March 31, 2009, without taking into account covenants under the bank credit facility and our line of credit and note indentures. Considering restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (in addition to our ability to repay the 6  3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $145.3 million as of March 31, 2009.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the applicable rate based on either the applicable pricing period as set forth in the bank credit facility or on our total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the bank credit facility). We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. The applicable rate for base rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The applicable rate for Eurodollar rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The applicable rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The base rate is the higher of Bank of America’s announced prime rate, the LIBOR rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2009, we had $5.0 million base rate loans and $337.5 million Eurodollar rate loans outstanding. The base rate loans outstanding at March 31, 2009 were based on Bank of America’s prime rate of 3.25% plus an applicable rate of 2.25%. The Eurodollar rate loans outstanding at March 31, 2009 were comprised of: (1) $148.5 million in term loans based on a one-month Eurodollar rate of 0.52% plus an applicable rate of 3.50% and (2) $189.0 million in revolving loans based on a one-month Eurodollar rate of 0.56% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of March 31, 2009.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants.

These financial covenants relate to, among other things, our permitted total debt and senior debt leverage ratios, our minimum fixed charge coverage ratio and our maximum capital expenditures.

The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun and the Pocono Downs entities in compliance with all applicable laws; and

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

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a permitted senior leverage ratio. Our minimum fixed charge coverage ratio, as defined under the bank credit facility, is 1.05 to 1.00 for the fiscal quarters ending December 31, 2008 through March 31, 2010, and 1.10 to 1.00 for the fiscal quarters ending June 30, 2010 and thereafter. Our maximum total leverage ratio, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, is as follows:

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

As a result of the declines in our business volumes and the uncertainties in the current financial markets, we have undertaken a series of steps to reduce expenditures, including the suspension of construction on several elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in an effort to ensure continued compliance with our financial covenants. We also implemented a company-wide cost containment program during the current fiscal year. This program includes, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan, which were all effective February 1, 2009. In addition, we implemented a number of other cost containment initiatives to reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories. We estimate that the cost containment program yielded consolidated cost savings totaling approximately $33.0 million during the three months ended March 31, 2009. Consolidated cost savings for fiscal year 2009 are forecast to be approximately $77.0 million.

We continue to monitor our revenues and expenditures to ensure continued compliance with applicable debt covenants, and we may need to implement additional cost containment measures based upon future operating results. If we are unable to sufficiently offset declines in our revenues or if we are not able to execute the initiatives outlined above, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under our bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under our bank credit facility, which may result in cross-defaults under our senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the outstanding indebtedness. If such acceleration were to occur, we cannot provide any assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of March 31, 2009, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit. As of March 31, 2009, we had a $25.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of March 31, 2009, we were in compliance with all covenant requirements under the line of credit and had $10.6 million of borrowing capacity thereunder. The line of credit was amended in May 2009 to extend the maturity date from May 14, 2009 to May 14, 2010 and reduce the commitment from $25.0 million to $18.0 million.

Letters of Credit. As of March 31, 2009, we maintained five uncollateralized letters of credit, three of which are maintained to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs entities and potential contractor and subcontractor liabilities relating to Project Horizon, and two of which are related to road work at the Pocono Downs facilities. The letters of credit expire on various dates from May 2009 through April 2010, subject to renewals. As of March 31, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of

1.25% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 2.25% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of March 31, 2009, Salishan-Mohegan had $22.5 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at March 31, 2009 were comprised of: (1) $19.5 million in loans based on a one-month Eurodollar rate of 0.52% plus an applicable rate of 2.25%, and (2) $3.0 million in loans based on a one-month Eurodollar rate of 0.55% plus an applicable rate of 2.25%. The applicable rate for commitment fees was 0.50% as of March 31, 2009. As of March 31, 2009, Salishan-Mohegan had $2.5 million of borrowing capacity under the Salishan credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $51.5 million for the six months ended March 31, 2009 compared to $156.6 million for the six months ended March 31, 2008, respectively. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $49.0 million and $84.1 million for the six months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009, these expenditures consisted primarily of $36.3 million in costs related to Project Horizon, including $677,000 in capitalized interest and $9.2 million in maintenance capital expenditures. For the six months ended March 31, 2008, these expenditures consisted primarily of $71.0 million in costs related to Project Horizon, including $1.7 million in capitalized interest and $11.7 million in maintenance capital expenditures.

•

Capital expenditures at Pocono Downs totaled $2.5 million and $72.5 million for the six months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009, these expenditures included $4.1 million in capital expenditures, primarily consisting of construction expenditures for a new paddock for the harness racing facility, partially offset by a $1.6 million reduction in the estimated final cost of Project Sunrise. During the six months ended March 31, 2009, Pocono Downs also received a $2.0 million facility improvement grant from the Commonwealth of Pennsylvania pursuant to the Pennsylvania Race Horse Development Gaming Act, which was recorded as a reduction to property and equipment. For the six months ended March 31, 2008, these expenditures consisted primarily of $71.5 million in costs related to Project Sunrise, including $1.4 million in capitalized interest.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2009 at Mohegan Sun, exclusive of Project Horizon spending, are forecast to be approximately $26.0 million in maintenance and development capital expenditures for the replacement and improvement of information technology equipment, systems and software and the replacement and enhancement of slot machines.

The revised aggregate cost for Project Horizon is currently estimated to be approximately $301.6 million, excluding capitalized interest. As of March 31, 2009, costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $251.8 million. Remaining project costs are estimated to total approximately $49.8 million and are anticipated to be incurred during the remainder of fiscal 2009.

Capital expenditures for fiscal year 2009 at Pocono Downs are forecast to be $8.0 million, $5.7 million of which relates to the construction of the new paddock for the harness racing facility.

Sources of Funding for Capital Expenditures

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the three months and six months ended March 31, 2009 and 2008, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Bank credit facility	$4,608	$1,777	$9,890	$3,133
2005 6 1/8% senior notes	3,828	3,828	7,656	7,656
2001 8 3/8 % senior subordinated notes	316	342	658	685
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/8% senior subordinated notes	5,259	5,259	10,519	10,519
2004 7 1/8% senior subordinated notes	4,008	4,008	8,016	8,016
2005 6 7/8% senior subordinated notes	2,578	2,578	5,156	5,156
WNBA note	20	46	57	113
Line of credit	75	64	189	201
Salishan-Mohegan bank credit facility	156	297	431	646
Capital lease	91	—	138	—
Amortization of net deferred gain on settlement of derivative instruments	114	114	228	228
Amortization of debt issuance costs	2,455	1,178	3,903	2,277
Capitalized interest	(9)	(1,804)	(677)	(3,112)

Total interest expense, net of capitalized interest	$28,499	$22,687	$56,164	$45,518

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next 12 months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Considering restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (in addition to our ability to repay the 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $145.3 million as of March 31, 2009. Distributions to the Tribe are anticipated to approximate between $65.0 million and $72.5 million for fiscal 2009.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,588,979	$38,369	$185,510	$989,500	$375,600
Interest payments on long-term debt (3)	346,874	50,106	159,640	105,254	31,874
Construction obligations (4)	11,687	11,687	—	—	—
Procurement obligations (5)	71,800	3,593	29,521	25,394	13,292
Capital lease obligations (6)	6,995	318	1,335	1,441	3,901

Total	$2,026,335	$104,073	$376,006	$1,121,589	$424,667

(1)

Amounts represent payment obligations from April 1, 2009 to September 30, 2009, exclusive of our 6 3/8% $330.0 million senior subordinated notes which mature on July 15, 2009, as we intend to refinance these notes with proceeds from our bank credit facility, as described herein.

(2)

Includes long-term debt maturities scheduled as of March 31, 2009 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility, and our other debt agreements, including the Salishan-Mohegan bank credit facility, but excludes interest payments. Long-term debt also assumes that proceeds from the bank credit facility will be used to repay our 6 3/8% $330.0 million senior subordinated notes at maturity on July 15, 2009.

(3)	Includes interest payments expected to be paid on long-term debt as of March 31, 2009, pursuant to respective debt agreements.
(4)	Amounts represent expenditures we must pay in connection with Project Horizon.
(5)	Amounts represent expenditures we must pay in connection with agreements entered into with vendors for inventory and sundry items.
(6)	Amounts represent lease payments to the Tribe relating to property adjacent to the Tribe’s reservation that is currently used for Mohegan Sun employee parking.

In addition to the contractual obligations described above, we have certain other contractual commitments as of March 31, 2009, that require payments during the periods described below. The calculations of the estimated payments in the table below are based, in large part, on projections of future revenues over an extended period of time, as well as other factors that are fully indicated in the footnotes to the following table. Since there are estimates and judgments used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to differ from the estimates set forth below. The amounts included in the table are estimates, and while some agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only 10 years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contribution (2)	$210,104	$431,417	$454,377	$1,260,719
Relinquishment commitments (3)	65,972	131,609	147,037	99,075
Priority distributions (4)	17,796	37,127	39,271	108,393
Town of Montville commitment (5)	500	1,000	1,000	2,500
Slot machine tax assessment payments (6)	132,354	269,122	281,808	781,907
Property tax litigation payments (7)	1,731	4,471	4,826	5,610

Total	$428,457	$874,746	$928,319	$2,258,204

(1)	Amounts represent payment commitments from October 1, 2008 to September 30, 2009.

(2)	Slot Win Contribution are a portion of gross slot revenues that we must pay to the State of Connecticut pursuant to the Mohegan Compact. The Slot Win Contribution is the lesser of: (a) 30% of gross slot revenues, or (b) the greater of (i) 25% of gross slot revenues or (ii) $80.0 million.
(3)	Relinquishment payments are made by us to TCA under a relinquishment agreement. Relinquishment payments are 5% of revenues, as defined under the relinquishment agreement. The payments due reflect our estimates of amounts to be paid under the relinquishment agreement based on our estimated future revenues subject to the relinquishment agreement.
(4)	Priority distributions are required monthly payments made by us to the Tribe pursuant to the priority distribution agreement. The payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 2.85%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Slot machine tax assessment payments are a portion of gross slot revenues that Downs Racing must pay to the PGCB on a daily basis, which includes local share assessments to be paid to host cities and municipalities. The current assessment of the amount payable to the PGCB on a daily basis is 55% of gross slot revenues, 2% of which is subject to a $10.0 million minimum annual threshold.
(7)	Pursuant to the Pennsylvania Property Tax Litigation settlement, Downs Racing will continue to make agreed upon annual payments to the Wilkes-Barre Area School District for each tax year through 2015.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe and WTG on behalf of the Menominee Tribe for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables were fully reserved at March 31, 2009.

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

Relinquishment Liability

In accordance with SFAS 5, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (i) annually in conjunction with our budgeting process, or (ii) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted average discount rate, which is a decremental layer. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Furthermore, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimates and judgments used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to significantly differ from the estimate.

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

Goodwill

In accordance with SFAS 142, the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization, but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. We assessed the goodwill for impairment using an income approach and determined that no impairment existed at September 30, 2008 and 2007. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs entities. As a result of a reduction in estimated future revenues and associated cash flows due to the current economic conditions, and an increase in the weighted average cost of capital, the amount by which the estimated fair value of the Pocono Downs entities exceeds its book value at September 30, 2008 decreased from the same period in the prior year. The results for Pocono Downs for the six months ended March 31, 2009 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the goodwill may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is periodically evaluated for impairment by applying a fair-value based test pursuant to SFAS 142, and if impairment occurs, the amount of the impairment will be written-off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise and the assets of PCC also are periodically assessed for impairment pursuant to appropriate accounting standards. Pursuant to SFAS 142, the Menominee Project development rights intangible asset was determined to be fully impaired and was written-off during fiscal 2008. The results for Pocono Downs for the six months ended March 31, 2009 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the Pocono Downs slot license intangible asset may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)—an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (i) an entity uses derivative instruments; (ii) derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the presentation of our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 became effective in November 2008 following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

In October 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. We did not adopt the provisions of SFAS 157 that relate to non-financial assets pursuant to FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which we have not applied the provisions of SFAS 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes in other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the potential impact, if any, that SFAS 160 may have on our financial position, results of operations and cash flows.

In April 2009, the FASB issued three final FSPs: FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”); FSP SFAS No. 115-2 and No. 124-2, “Recognition

and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”); and FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined under SFAS 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 115-2 and 124-2 provides a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe the adoption of these FSPs will have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus applicable rates, as defined under the bank credit facility. As of March 31, 2009, we had $342.5 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of March 31, 2009 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly-traded, and are based on quoted market prices as of March 31, 2009.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-Term Debt and Capital Lease Obligations (including current portions):
Fixed Rate	$318	$655	$2,690	$580,707	$250,734	$378,901	$1,214,005	$701,575
Average interest rate	3.9%	3.9%	7.2%	7.1%	6.1%	7.0%	6.8%
Variable Rate	$38,369	$62,500	$121,000	$159,500	$—	$600	$381,969	$381,969
Average interest rate (1)	3.3%	5.3%	5.0%	6.2%	—	—	5.0%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $3.8 million.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

Effective January 1, 2009, Downs Racing, L.P., entered into an employment agreement with Mr. Robert Soper, President and General Manager of Mohegan Sun at Pocono Downs. The term of the agreement expires on June 30, 2011, with an automatic renewal for an additional term of three years unless either party provides notice to the other on or before the 180th day prior to the end of the agreement’s stated term of an intention to terminate at the stated termination date. Mr. Soper’s annual base salary under the agreement is $385,679.26, subject to annual increases effective January 1, 2010 and thereafter of no less than 13% of the then-current base salary for the year commencing January 1, 2010 and no less than 5% of the then-current base salary for each year thereafter.

Mr. Soper’s employment agreement provides that if he is terminated for cause (as defined in the agreement) or if he voluntarily terminates his employment, he will not be entitled to further compensation. If Mr. Soper is terminated other than for cause, then he will be entitled to receive his annual salary from the termination date to the expiration date of the agreement (without regard to any renewal right). In the event of a sale of the business, as defined in the agreement, and as a result, Mr. Soper is not employed substantially in the same position at the same compensation, Mr. Soper shall be paid, following termination, his base salary from the date of termination and for a period equal to the lesser of (a) one year or (b) the expiration date of the agreement (without regard to any renewal right).

The employment agreement further provides that Mr. Soper may not, without prior written consent, compete with Downs Racing, L.P., in specified states in the Northeastern United States during the term of his employment and for a one-year period following termination or expiration of employment. In addition, during this period, Mr. Soper may not hire or solicit other employees of Downs Racing, L.P., or its affiliates or encourage any such employees to leave such employment.

The foregoing description of Mr. Soper’s employment agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the employment agreement, a copy of which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 14, 2009	By:	/s/ MARILYNN R. MALERBA
Marilynn R. Malerba Vice Chair and Member, Management Board

Date: May 14, 2009	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Forms S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 (the “March 2008 10-Q”), and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the June 2003 10-Q, and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the June 2004 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

Exhibit No.	Description
4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 27, 2009, and incorporated by reference herein).

10.2	Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann. (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on February 27, 2009, and incorporated by reference herein).

10.3	Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on February 27, 2009, and incorporated by reference herein).

10.4	Employment Agreement, dated April 2, 2009, by and between Downs Racing, L.P. and Robert Soper (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).