Form 10-Q
period 2009-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2009-08-19
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$86,643	$83,847
Restricted cash	—	958
Receivables, net	27,422	40,746
Inventories	17,199	17,931
Other current assets	24,454	28,024

Total current assets	155,718	171,506

Non-current assets:
Property and equipment, net	1,684,332	1,693,402
Goodwill	39,459	39,459
Other intangible assets, net	389,687	390,057
Other assets, net	59,244	68,481

Total assets	$2,328,440	$2,362,905

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$61,610	$27,938
Current portion of relinquishment liability	87,509	81,337
Current portion of capital lease	648	630
Trade payables	21,336	23,986
Construction payables	26,350	102,661
Accrued interest payable	30,838	20,125
Other current liabilities	125,284	141,411

Total current liabilities	353,575	398,088

Non-current liabilities:
Long-term debt, net of current portion	1,556,801	1,522,314
Relinquishment liability, net of current portion	273,537	304,031
Capital lease, net of current portion	6,189	6,677
Other long-term liabilities	400	526

Total liabilities	2,190,502	2,231,636
Minority interests	3,572	3,258

Commitments and Contingencies
Capital:
Retained earnings	134,366	128,011

Total capital	134,366	128,011

Total liabilities and capital	$2,328,440	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008
Revenues:
Gaming	$337,577	$330,532	$986,447	$1,037,054
Food and beverage	23,409	26,482	69,015	76,969
Hotel	9,736	12,497	29,579	36,924
Retail, entertainment and other	33,747	42,554	90,932	106,023

Gross revenues	404,469	412,065	1,175,973	1,256,970
Less—Promotional allowances	(29,650)	(35,220)	(85,760)	(100,599)

Net revenues	374,819	376,845	1,090,213	1,156,371

Operating costs and expenses:
Gaming	210,631	220,743	629,820	658,488
Food and beverage	10,520	12,500	32,198	36,622
Hotel	3,338	4,488	10,233	13,090
Retail, entertainment and other	13,083	19,681	33,277	41,785
Advertising, general and administrative	52,774	56,142	152,273	169,795
Corporate expenses	4,769	4,958	13,370	16,119
Pre-opening costs and expenses	—	1,314	282	1,346
Depreciation and amortization	24,786	24,328	77,205	72,980

Total operating costs and expenses	319,901	344,154	948,658	1,010,225

Income from operations	54,918	32,691	141,555	146,146

Other income (expense):
Accretion of discount to the relinquishment liability	(5,106)	(6,771)	(15,318)	(20,314)
Interest income	729	913	3,254	2,870
Interest expense, net of capitalized interest	(27,666)	(22,697)	(83,830)	(68,215)
Gain on early extinguishment of debt	—	—	8,466	—
Other income (expense), net	(22)	390	(2,949)	461

Total other expense	(32,065)	(28,165)	(90,377)	(85,198)

Income from operations before minority interests	22,853	4,526	51,178	60,948
Minority interests	617	510	1,740	1,243

Net income	$23,470	$5,036	$52,918	$62,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

Total Capital
Balance, March 31, 2009	$135,412
Net income	23,470
Distributions to Tribe	(24,516)

Balance, June 30, 2009	$134,366

Balance, September 30, 2008	$128,011
Net income	52,918
Distributions to Tribe	(46,563)

Balance, June 30, 2009	$134,366

Total Capital
Balance, March 31, 2008	$72,600
Net income	5,036
Distributions to Tribe	(16,800)

Balance, June 30, 2008	$60,836

Balance, September 30, 2007	$58,751
Net income	62,191
Distributions to Tribe	(60,106)

Balance, June 30, 2008	$60,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008
Cash flows provided by (used in) operating activities:
Net income	$52,918	$62,191
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	77,205	72,980
Accretion of discount to the relinquishment liability	15,318	20,314
Cash paid for accretion of discount to the relinquishment liability	(14,430)	(17,605)
Gain on early extinguishment of debt	(8,466)	—
Loss on amendment to the purchase agreement for Pocono Downs	1,646	—
Accretion of discount on amendment to the purchase agreement for Pocono Downs	(430)	(947)
Net loss (gain) on disposition of assets	1,161	(190)
Provision for losses on receivables	6,680	10,143
Amortization of debt issuance costs	6,250	3,563
Amortization of net deferred gain on settlement of derivative instruments	345	342
Minority interests	(1,740)	(1,243)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	8,649	(14,318)
Decrease in inventories	732	149
Increase in other assets	(4,279)	(12,145)
Decrease in trade payables	(2,650)	(390)
(Decrease) increase in other liabilities	(5,371)	4,925

Net cash flows provided by operating activities	133,538	127,769

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of (decrease) increase in construction payables of $(76,311) and $53,088, respectively	(147,300)	(219,212)
Payment of Privilege Fee to the State of Kansas	—	(25,000)
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	7,000
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	2,000	—
Issuance of third-party loans and advances	(3,204)	(3,756)
Proceeds from asset sales	119	1,918
Payments received on third-party loans	205	551
Decrease (increase) in restricted cash	958	(17)

Net cash flows used in investing activities	(127,159)	(238,516)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	626,000	377,000
Bank Credit Facility repayments—revolving loan	(395,000)	(205,000)
Bank Credit Facility repayments—term loan	(152,250)	—
Salishan Credit Facility borrowings—revolving loan	2,000	3,000
Line of Credit borrowings	409,168	410,990
Line of Credit repayments	(406,746)	(425,065)
Borrowings from the Mohegan Tribe	—	8,333
Payments on long-term debt	(6,806)	(1,000)
Principal portion of relinquishment liability payments	(25,210)	(31,133)
Distributions to Tribe	(46,563)	(60,106)
Capitalized debt issuance costs	(9,760)	(2,776)
Payments on capital lease obligations	(470)	—
Minority interest contributions and advances	2,054	8,869

Net cash flows provided by (used in) financing activities	(3,583)	83,112

Net increase (decrease) in cash and cash equivalents	2,796	(27,635)
Cash and cash equivalents at beginning of period	83,847	104,659

Cash and cash equivalents at end of period	$86,643	$77,024

Supplemental disclosure:
Cash paid during the period for interest	$67,531	$58,593

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

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, the “Pocono Downs Entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs (“Pocono Downs”), a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pocono Downs Entities as two separate operating segments.

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, which was formed with an unrelated third-party to participate in a proposed development and management of a casino to be owned by the federally recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly-owned subsidiary of the Tribe, hold 85.4% and 14.6% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, which was formed to participate in a proposed development of a casino to be owned by the federally recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). It is anticipated that certain of the Authority’s and the Tribe’s future diversification efforts will be conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts currently holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to evaluate potential gaming opportunities in the Commonwealth of Massachusetts.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

Receivables from affiliates, which are recorded in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project and Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. As of September 30, 2008, the Authority had fully reserved the WTG receivables, and as of June 30, 2009, the WTG receivables remain fully reserved.

The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. In May 2008, the Bureau of Indian Affairs (“BIA”) published a Final Environmental

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Impact Statement (the “Final EIS”) for the Cowlitz Project site. In February 2009, the United States Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.      (2009)) (the “Carcieri decision”). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so the tribe must establish that it was under federal jurisdiction in 1934 by separate means. In April 2009, the United States House Resources Committee held a hearing on the impact of the Carcieri decision, and along with the Senate Indian Affairs Committee, will reportedly consider new congressional legislation to authorize the Secretary of the Interior to take land into trust for any federally recognized Indian tribe. The Authority believes that the Cowlitz Tribe, as a federally-recognized but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, it can provide no assurance in this regard.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, promissory notes and bank financing facilities, excluding the Bank Credit Facility, approximates fair value. The fair value of the Authority’s other financing facilities is as follows (in thousands):

	As of June 30, 2009
	Carrying Value	Fair Value
Bank Credit Facility	$378,750	$321,293
2005 6 1/8% Senior Notes	250,000	187,500
2001 8 3/8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	180,000
2003 6 3/8% Senior Subordinated Notes	330,000	320,100
2004 7 1/8% Senior Subordinated Notes	225,000	141,750
2005 6 7/8% Senior Subordinated Notes	150,000	91,500

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The estimated fair value of the Authority’s other financing facilities was based on quoted market prices on or about June 30, 2009.

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

In October 2008, the Authority adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. The Authority did not adopt the provisions of SFAS 157 that relate to non-financial assets pursuant to FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which the Authority has not applied the provisions of SFAS 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Authority’s financial position, results of operations or cash flows.

In April 2009, the FASB issued three final FSPs: FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”); FSP SFAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”); and FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined under SFAS 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 115-2 and 124-2 provides a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. All three FSPs became effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Authority’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates into the FASB authoritative literature, accounting guidance that originated as auditing standards about events or

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

transactions that occur after the balance sheet date but before the financial statements are issued. SFAS 165 retains the auditing standard requirements to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. SFAS 165 became effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited condensed consolidated financial statements, the Authority has evaluated events subsequent to June 30, 2009 through the issuance of the financial statements on August 19, 2009. Subsequent events identified are disclosed in Note 9.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes in other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt SFAS 141(R) and SFAS 160, simultaneously, in its fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact the Authority if it is party to a business combination after the pronouncement has been adopted. The Authority is currently evaluating the potential impact, if any, that SFAS 160 may have on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to the FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Authority is currently evaluating the potential impact, if any, that SFAS 167 may have on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of the FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the Securities and Exchange Commission). All existing accounting standards will be superseded and accounting literature not included in the Codification will be considered non-authoritative. The Codification is not expected to change U.S. GAAP; instead, it will change the referencing of authoritative accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 requires the Authority to adjust references to authoritative accounting literature in its financial statements, but will not affect the Authority’s financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 3—FINANCING FACILITIES:

Financing facilities consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Bank Credit Facility	$378,750	$300,000
2005 6 1/8% Senior Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	2,010	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/8% Senior Subordinated Notes	330,000	330,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
WNBA Promissory Note	2,000	3,000
Line of Credit	5,360	2,938
Salishan Credit Facility	23,000	21,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,616,720	1,548,883
Net deferred gain on derivative instruments sold	1,691	1,369

Total debt	$1,618,411	$1,550,252

Bank Credit Facility

In December 2008, the Authority amended its bank credit facility pursuant to a Third Amended and Restated Loan Agreement (the “Bank Credit Facility”). The Bank Credit Facility provides for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continuing through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the Bank Credit Facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loans, subsequent to the amortization of the term loans. The maturity date of the Bank Credit Facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the Bank Credit Facility were used to repay the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009 (refer to Note 9).

As of June 30, 2009, the amount under Letters of Credit issued pursuant to the Bank Credit Facility totaled $4.6 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of term loans and letters of credit, which reduce borrowing availability under the Bank Credit Facility, the Authority had approximately $464.4 million of borrowing capacity under the Bank Credit Facility as of June 30, 2009, without taking into account covenants under the Bank Credit Facility and the Authority’s Line of Credit and note indentures. Considering available borrowings and restrictive financial covenants under the Bank Credit Facility and note indentures, the amount of additional borrowings the Authority could incur under the Bank Credit Facility in conjunction with its current permitted borrowings (after taking into consideration the repayment of the 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009 with proceeds from the Bank Credit Facility) approximated $134.4 million.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

case, the Applicable Rate based on either the applicable pricing period as set forth in the Bank Credit Facility or the Authority’s total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the Bank Credit Facility). The Authority also pays commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Rate for Base Rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The Applicable Rate for Eurodollar Rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The Applicable Rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The Base Rate is the higher of Bank of America’s announced Prime Rate, the LIBOR Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2009, the Authority had $378.8 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at June 30, 2009 were comprised of: (1) $147.8 million in term loans based on a one-month Eurodollar Rate of 0.31% plus an Applicable Rate of 3.50%; (2) $219.0 million in revolving loans based on a one-month Eurodollar Rate of 0.32% plus an Applicable Rate of 3.50%; and (3) $12.0 million in revolving loans based on a one-month Eurodollar Rate of 0.31% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2009. Accrued interest, including commitment fees, on the Bank Credit Facility was $462,000 and $89,000 as of June 30, 2009 and September 30, 2008, respectively.

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

As a result of the declines in business volumes and the uncertainties in the current financial markets, the Authority has undertaken a series of steps to reduce expenditures, including the September 2008 suspension of construction on elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

an effort to ensure continued compliance with its financial covenants. In February 2009, the Authority also implemented a company-wide cost containment program which includes, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, the Authority implemented a number of other cost containment initiatives to reduce other operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable covenants and may need to implement additional cost containment measures based upon future operating results. If the Authority is unable to sufficiently offset declines in its revenues with appropriate cost reductions or if it is not able to execute the initiatives outlined above, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments under its Bank Credit Facility; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority was unable to obtain such waivers or amendments, it would be in default under its Bank Credit Facility, which may result in cross-defaults under its senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate outstanding indebtedness. If such acceleration were to occur, the Authority cannot provide any assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of June 30, 2009, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

2005 6 1/8% Senior Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Notes mature on February 15, 2013. The first call date for the 2005 Senior Notes was February 15, 2009. Interest on the 2005 Senior Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Notes are uncollateralized general obligations of the Authority, which are effectively subordinated to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility. The 2005 Senior Notes rank equally in right of payment with the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. The 2005 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2009 and September 30, 2008, accrued interest on the 2005 Senior Notes was $5.7 million and $1.9 million, respectively.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1st and July 1st. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed solely by MBC. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

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

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of its outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which is recorded in the accompanying condensed consolidated statements of income for the nine months ended June 30, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of June 30, 2009. As of June 30, 2009 and September 30, 2008, accrued interest on the 2001 Senior Subordinated Notes was $84,000 and $342,000, respectively.

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

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes are fully

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2009 and September 30, 2008, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding $300.0 million 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes is payable semi-annually on January 15th and July 15th. The 2003 Senior Subordinated Notes matured on July 15, 2009, at which time the Authority repaid the 2003 Senior Subordinated Notes with proceeds from the Bank Credit Facility (refer to Note 9). As of June 30, 2009 and September 30, 2008, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS 6”), the Authority has classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on the Authority’s intent and ability to refinance this debt on a long-term basis through the use of proceeds from the Bank Credit Facility. The 2003 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2003 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2009 and September 30, 2008, accrued interest on the 2003 Senior Subordinated Notes was $9.6 million and $4.4 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the then existing bank credit facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes is August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2009 and September 30, 2008, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/ 8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Notes, and in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2003 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of June 30, 2009 and September 30, 2008, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of June 30, 2009, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million. The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar Rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds and interest payments, are required to be paid to the WNBA on each anniversary date of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of June 30, 2009 and September 30, 2008, the principal balance outstanding on the WNBA Note was $2.0 million and $3.0 million, respectively. As of June 30, 2009 and September 30, 2008, accrued interest on the WNBA Note was $22,000 and $94,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Line of Credit

As of June 30, 2009, the Authority had an $18.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in May 2009 to reduce the commitment from $25.0 million to $18.0 million and extend the maturity date from May 14, 2009 to May 14, 2010. Each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus the Applicable Margin determined on the basis of the Authority’s Leverage Ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of June 30, 2009, the Authority was in compliance with all covenant requirements under the Line of Credit and had $12.6 million of borrowing capacity thereunder. As of June 30, 2009, accrued interest on the Line of Credit was $1,000. As of September 30, 2008, there was no accrued interest on the Line of Credit.

Letters of Credit

As of June 30, 2009, the Authority maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs Entities, overdue amounts for purses due to horsemen at the Pocono Downs Entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the Pennsylvania Gaming Control Board and two in connection with road work at the Pocono Downs facilities. The letters of credit expire on various dates from August 2009 through May 2010, subject to renewals. As of June 30, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”), which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Authority has commenced discussions with Bank of America, N.A., to extend the maturity date of this revolving loan; however, the Authority can provide no assurance of the terms of such extension or whether such extension will be granted. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 1.25% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 2.25% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of June 30, 2009, Salishan-Mohegan had $23.0 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at June 30, 2009 were comprised of: (1) $19.8 million in loans based on a one-month Eurodollar Rate of 0.31% plus an Applicable Rate of 2.25%, and (2) $3.2 million in loans based on a one-month Eurodollar Rate of 0.32% plus an Applicable Rate of 2.25%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2009. As of June 30, 2009, Salishan-Mohegan had $2.0 million of borrowing capacity under the Salishan Credit Facility. As of June 30, 2009 and September 30, 2008, accrued interest on the Salishan Credit Facility was $5,000 and $11,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. There were no derivative instruments held by the Authority as of June 30, 2009 and September 30, 2008.

Interest rate swap agreements hedging on current outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with SFAS 133 and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the three months ended June 30, 2009 and 2008, the Authority recorded amortization of $117,000 and $114,000, respectively, and for the nine months ended June 30, 2009 and 2008, the Authority recorded amortization of $345,000 and $342,000, respectively, for interest expense related to the sale of these derivative instruments. The Authority expects to record $467,000 to offset interest expense over the next 12 months.

NOTE 4—RELATED-PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. During the three months ended June 30, 2009 and 2008, the Authority incurred $7.1 million and $6.0 million, respectively, and for the nine months ended June 30, 2009 and 2008, the Authority incurred $16.7 million and $17.9 million, respectively, of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. During the three months ended June 30, 2009 and 2008, the Authority incurred $5.8 million and $5.6 million, respectively, and for the nine months ended June 30, 2009 and 2008, the Authority incurred $16.8 million and $18.8 million, respectively, for such utilities.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended June 30, 2009 and 2008, the Authority expensed $12,000, and for each of the nine months ended June 30, 2009 and 2008, the Authority expensed $36,000, relating to this land lease agreement.

In July 2008, the Authority entered into a new land lease agreement with the Tribe, replacing the then existing land lease agreement, for property located adjacent to the Tribe’s reservation that is used for Mohegan Sun employee parking. The new agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. The Authority expensed $53,000 and $159,000 relating to the prior land lease agreement during the three months and nine months ended June 30, 2008, respectively.

In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a $25.0 million Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe (the “Mohegan Tribe Promissory Note”) provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the Mohegan Tribe Promissory Note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board.

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

In 2006, the State of Connecticut asserted that Slot Win Contribution payments are required in connection with free promotional slot plays, such as the Authority’s then-proposed “e-Bonus” program and the MPT’s “Free Play” program, which the MPT commenced in September 2006. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that patrons’ “Free Play” at Foxwoods Resort Casino constitutes a “wager” for purposes of calculating slot win contribution payments from MPT. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all e-Bonus plays by patrons at Mohegan Sun, and the Authority initiated its e-Bonus program shortly thereafter. As a result, during each of the three months ended June 30, 2009 and 2008, the Authority reflected $2.0 million, and for the nine months ended June 30, 2009 and 2008, the Authority reflected $4.4 million and $4.3 million, respectively, of expenses associated with the e-Bonus escrow agreement, which are included in the Authority’s Slot Win Contribution. Pursuant to the escrow agreement, escrowed funds or a portion thereof associated with “prizes” paid for e-Bonus plays, plus interest thereon, will either be forwarded to the State of Connecticut or returned to the Authority, pending the outcome of the dispute between the Tribe and the State of Connecticut, the State of Connecticut’s lawsuit against the MPT, or otherwise distributed by mutual agreement between the Tribe and the State of Connecticut. As of June 30, 2009 and September 30, 2008, the e-Bonus escrow with the State of Connecticut totaled $10.7 million and $6.2 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Authority reflected expenses associated with the combined Slot Win Contribution and e-Bonus escrow totaling $51.1 million and $55.3 million for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June, 30, 2009 and 2008, the expenses associated with the combined Slot Win Contribution and e-Bonus escrow totaled $150.0 million and $163.3 million, respectively. As of June 30, 2009 and September 30, 2008, the combined outstanding Slot Win Contribution and e-Bonus escrow payments to the State of Connecticut totaled $16.2 million and $17.5 million, respectively.

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

The Authority reflected expenses associated with the Pennsylvania Gaming Tax totaling $33.1 million and $24.4 million for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, the expenses associated with the Pennsylvania Gaming Tax totaled $92.4 million and $71.4 million, respectively. As of June 30, 2009 and September 30, 2008, outstanding Pennsylvania Gaming Tax payments to the PGCB totaled $3.3 million and $5.2 million, respectively.

PGCB Regulatory Fees

In addition to the Pennsylvania Gaming Tax described above, holders of slot machine licenses also are required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of gross slot revenues of Pocono Downs compared to current and future licensees in the Commonwealth of Pennsylvania, Downs Racing is recording expenses associated with this reimbursement at a rate of 1.5% of gross slot revenues. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with the regulatory fee assessment totaling $978,000 and $626,000 for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, the expenses associated with the regulatory fee assessment totaled $2.7 million and $1.8 million, respectively. As of June 30, 2009 and September 30, 2008, outstanding regulatory fee payments to the PGCB totaled $88,000 and $73,000, respectively. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million were granted to the PGCB and a $7.0 million payment was made to the PGCB by current licensees from gaming tax funds received by the Commonwealth of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Pennsylvania. The loans and the $7.0 million payment were used to cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid in total by slot machine licensees once all approved gaming facilities are open. Each licensee’s share of these costs will be proportionally allocated based on each licensee’s gross slot revenues. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which is recorded in other current assets in the accompanying condensed consolidated balance sheets.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s net cash flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its net cash flow, as defined in the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement of $4.5 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, payments associated with the Priority Distribution Agreement totaled $13.4 million and $13.0 million, respectively.

Agreement with the Town of Montville

In June 1994, the Tribe and the Town of Montville (the “Town”) entered into an agreement whereby the Tribe agreed to pay the Town an annual payment of $500,000 to minimize the impact on the Town resulting from the decreased tax revenues on reservation land held in trust. The Tribe has assigned its rights and obligations in the agreement with the Town to the Authority.

ACLS of New England, Inc.

The Authority has a 10-year laundry service agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry service agreement, the Authority is required to pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest accrues based on the exercise of the renewal options or other certain circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

The Authority also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan, which is secured by a mortgage on the laundry facility. The terms of the agreements are 10 years, and should the Authority and the MPT become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) that the Authority and the MPT could be required to make are approximately $2.6 million as of June 30, 2009.

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

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million, which the Authority received in March 2009. The Authority incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million, which is recorded in other income (expense), net, in the accompanying condensed consolidated statements of income for the nine months ended June 30, 2009.

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

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. As of June 30, 2009, the Authority incurred approximately $78.0 million on the suspended elements relating to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. Incurred costs will remain on the Authority’s condensed consolidated balance sheets as long as these elements remain suspended. The Authority plans to re-evaluate the feasibility of the suspended elements at the end of fiscal year 2009; however, the Authority can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include its financial performance, cash flow projections expected to be realized from the project, estimated total project costs, ability to obtain financing, economic conditions, industry trends and competition. The following information summarizes the contingencies with respect to the suspended elements of the Earth Expansion component of Project Horizon:

Severance

The Authority terminated certain construction-related employees due to the suspension of Project Horizon. The costs associated with such post-employment severance benefits were expensed at the time the termination is communicated to employees. The Authority incurred no expense for such costs for the three months ended June 30, 2009. The Authority incurred $591,000 of expenses for such costs for the nine months ended June 30, 2009.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Construction Materials

Certain construction materials purchased for Project Horizon may not be utilized if the suspended elements do not resume. The costs associated with these materials will be expensed at the time such materials are determined to no longer have future benefit or value to the Authority. The Authority expensed no such costs during the three months and nine months ended June 30, 2009.

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

The Authority can provide no assurances that actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will occur when anticipated. Costs relating to the termination of agreements will be expensed at such time that the agreements are terminated and when the costs are incurred. The Authority incurred no such costs during the three months and nine months ended June 30, 2009.

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

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement” or the “Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to senior secured obligations, which include the Bank Credit Facility and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 2005 Senior Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with SFAS No. 5, “Accounting for Contingencies,” has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At June 30, 2009, the carrying amount of the relinquishment liability was $361.0 million as compared to $385.4 million at September 30, 2008. The decrease in the relinquishment liability during the nine months ended June 30, 2009 is due to $39.6 million in relinquishment payments. This reduction in the liability was offset by $15.3 million representing the accretion of discount to the relinquishment liability. During the nine months ended June 30, 2008, the Authority paid $48.7 million in relinquishment payments. This reduction in the liability was offset by $20.3 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended June 30,
	2009	2008
Payments representing principal amounts	$25.2	$31.1
Payments representing accretion of discount	14.4	17.6

Total payments	$39.6	$48.7

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At June 30, 2009 and September 30, 2008, relinquishment payments earned but unpaid were $22.1 million and $17.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of June 30, 2009, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut (the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two separate operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut Entities, and (ii) Pocono Downs, which is comprised of the operations of the Pocono Downs Entities. The two operating segments are separate reportable segments due to the differing nature of their operations. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009 (1)	2008	2009 (1)	2008
Net revenues:
Mohegan Sun	$307,248	$326,897	$905,157	$1,012,791
Pocono Downs	67,571	49,948	185,056	143,580

Total	374,819	376,845	1,090,213	1,156,371

Income (loss) from operations:
Mohegan Sun	54,536	34,547	147,372	153,329
Pocono Downs	5,172	3,122	7,616	9,836
Corporate	(4,790)	(4,978)	(13,433)	(17,019)

Total	54,918	32,691	141,555	146,146
Accretion of discount to the relinquishment liability	(5,106)	(6,771)	(15,318)	(20,314)
Interest income	729	913	3,254	2,870
Interest expense, net of capitalized interest	(27,666)	(22,697)	(83,830)	(68,215)
Gain on early extinguishment of debt	—	—	8,466	—
Other income (expense), net	(22)	390	(2,949)	461

Income from operations before minority interests	22,853	4,526	51,178	60,948
Minority interests	617	510	1,740	1,243

Net income	$23,470	$5,036	$52,918	$62,191

	For the Nine Months Ended June 30,
	2009	2008
Capital expenditures:
Mohegan Sun	$68,803	$136,402
Pocono Downs	2,186	135,897
Corporate	—	1

Total	$70,989	$272,300

	June 30, 2009	September 30, 2008
Total assets:
Mohegan Sun	$1,663,193	$1,654,704
Pocono Downs	592,589	619,712
Corporate	72,658	88,489

Total	$2,328,440	$2,362,905

(1)	Includes operating results of Casino of the Wind at Mohegan Sun and Project Sunrise at Pocono Downs.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2009, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Notes, 2002 Senior Subordinated Notes, 2003 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC, a wholly-owned subsidiary. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 is adequate for investor analysis of these subsidiaries. Separate financial statements for WTG are provided as it is a non wholly-owned guarantor subsidiary. Condensed consolidating financial statement information for the Authority, its wholly-owned guarantor subsidiary, MBC, its other wholly-owned guarantor subsidiaries, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW and MTGA Gaming, its non wholly-owned guarantor subsidiary, WTG, and its non-guarantor entities, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries, as of June 30, 2009 and September 30, 2008 and for the three months and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
ASSETS
Property and equipment, net	$1,402,991	$77	$261,313	$—	$261,390	$19,951	$—	$1,684,332
Intercompany receivables	443,252	—	16,333	—	16,333	—	(459,585)	—
Investment in subsidiaries	144,370	—	9,821	—	9,821	—	(154,191)	—
Other intangible assets, net	119,826	4,409	265,452	—	269,861	—	—	389,687
Other assets, net	158,459	131	72,833	190	73,154	22,808	—	254,421

Total assets	$2,268,898	$4,617	$625,752	$190	$630,559	$42,759	$(613,776)	$2,328,440

LIABILITIES AND CAPITAL
Total current liabilities	$298,889	$3,075	$28,075	$32	$31,182	$23,504	$—	$353,575
Long-term debt and capital lease, net of current portion	1,561,390	1,000	—	600	1,600	—	—	1,562,990
Relinquishment liability, net of current portion	273,537	—	—	—	—	—	—	273,537
Intercompany payables	—	—	443,252	4,089	447,341	12,244	(459,585)	—
Other long-term liabilities	400	—	—	—	—	—	—	400

Total liabilities	2,134,216	4,075	471,327	4,721	480,123	35,748	(459,585)	2,190,502
Minority interests in subsidiaries	—	—	—	—	—	—	3,572	3,572
Total capital	134,682	542	154,425	(4,531)	150,436	7,011	(157,763)	134,366

Total liabilities and capital	$2,268,898	$4,617	$625,752	$190	$630,559	$42,759	$(613,776)	$2,328,440

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	As of September 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
ASSETS
Property and equipment, net	$1,393,035	$94	$280,322	$—	$280,416	$19,951	$—	$1,693,402
Intercompany receivables	416,132	—	15,047	—	15,047	—	(431,179)	—
Investment in subsidiaries	176,266	—	9,521	—	9,521	—	(185,787)	—
Other intangible assets, net	119,827	4,694	265,536	—	270,230	—	—	390,057
Other assets, net	177,712	389	81,098	172	81,659	20,075	—	279,446

Total assets	$2,282,972	$5,177	$651,524	$172	$656,873	$40,026	$(616,966)	$2,362,905

LIABILITIES AND CAPITAL
Total current liabilities	$323,697	$2,355	$50,318	$143	$52,816	$21,575	$—	$398,088
Long-term debt, net of current portion	1,526,391	2,000	—	600	2,600	—	—	1,528,991
Relinquishment liability, net of current portion	304,031	—	—	—	—	—	—	304,031
Intercompany payables	—	—	416,132	2,995	419,127	12,052	(431,179)	—
Other long-term liabilities	526	—	—	—	—	—	—	526

Total liabilities	2,154,645	4,355	466,450	3,738	474,543	33,627	(431,179)	2,231,636
Minority interests in subsidiaries	—	—	—	—	—	—	3,258	3,258
Total capital	128,327	822	185,074	(3,566)	182,330	6,399	(189,045)	128,011

Total liabilities and capital	$2,282,972	$5,177	$651,524	$172	$656,873	$40,026	$(616,966)	$2,362,905

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net revenues	$306,090	$1,301	$68,042	$—	$69,343	$(3)	$(611)	$374,819
Operating costs and expenses:
Gaming and other operations	187,442	946	49,795	—	50,741	—	(611)	237,572
Advertising, general and administrative	48,194	565	7,088	314	7,967	1,382	—	57,543
Depreciation and amortization	18,159	108	6,519	—	6,627	—	—	24,786

Total operating costs and expenses	253,795	1,619	63,402	314	65,335	1,382	(611)	319,901

Income (loss) from operations	52,295	(318)	4,640	(314)	4,008	(1,385)	—	54,918
Accretion of discount to the relinquishment liability	(5,106)	—	—	—	—	—	—	(5,106)
Interest expense, net of capitalized interest	(15,398)	(13)	(12,073)	(168)	(12,254)	(331)	317	(27,666)
Loss on interests in subsidiaries	(8,330)	—	(595)	—	(595)	—	8,925	—
Other income, net	9	—	256	255	511	504	(317)	707

Income (loss) from operations before minority interests	23,470	(331)	(7,772)	(227)	(8,330)	(1,212)	8,925	22,853
Minority interests	—	—	—	—	—	—	617	617

Net income (loss)	$23,470	$(331)	$(7,772)	$(227)	$(8,330)	$(1,212)	$9,542	$23,470

	For the Three Months Ended June 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net revenues	$324,802	$2,311	$50,506	$—	$52,817	$—	$(774)	$376,845
Operating costs and expenses:
Gaming and other operations	218,465	1,462	38,259	—	39,721	—	(774)	257,412
Advertising, general and administrative	54,291	748	5,182	448	6,378	431	—	61,100
Pre-opening costs and expenses	76	—	1,238	—	1,238	—	—	1,314
Depreciation and amortization	21,062	211	3,055	—	3,266	—	—	24,328

Total operating costs and expenses	293,894	2,421	47,734	448	50,603	431	(774)	344,154

Income (loss) from operations	30,908	(110)	2,772	(448)	2,214	(431)	—	32,691
Accretion of discount to the relinquishment liability	(6,771)	—	—	—	—	—	—	(6,771)
Interest expense, net of capitalized interest	(12,952)	(35)	(9,401)	(94)	(9,530)	(502)	287	(22,697)
Loss on interests in subsidiaries	(6,467)	—	(441)	—	(441)	—	6,908	—
Other income, net	318	—	1,045	194	1,239	33	(287)	1,303

Income (loss) from operations before minority interests	5,036	(145)	(6,025)	(348)	(6,518)	(900)	6,908	4,526
Minority interests	—	—	51	—	51	—	459	510

Net income (loss)	$5,036	$(145)	$(5,974)	$(348)	$(6,467)	$(900)	$7,367	$5,036

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Nine Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net revenues	$903,833	$1,302	$185,702	$—	$187,004	$(10)	$(614)	$1,090,213
Operating costs and expenses:
Gaming and other operations	565,265	1,588	139,289	—	140,877	—	(614)	705,528
Advertising, general and administrative	138,263	1,076	21,040	1,225	23,341	4,039	—	165,643
Pre-opening costs and expenses	58	—	224	—	224	—	—	282
Depreciation and amortization	57,916	302	18,987	—	19,289	—	—	77,205

Total operating costs and expenses	761,502	2,966	179,540	1,225	183,731	4,039	(614)	948,658

Income (loss) from operations	142,331	(1,664)	6,162	(1,225)	3,273	(4,049)	—	141,555
Accretion of discount to the relinquishment liability	(15,318)	—	—	—	—	—	—	(15,318)
Interest expense, net of capitalized interest	(46,672)	(70)	(36,424)	(466)	(36,960)	(1,122)	924	(83,830)
Gain on early extinguishment of debt	8,466	—	—	—	—	—	—	8,466
Loss on interests in subsidiaries	(33,348)	—	(1,662)	—	(1,662)	—	35,010	—
Other income (expense), net	(2,541)	—	1,275	726	2,001	1,769	(924)	305

Income (loss) from operations before minority interests	52,918	(1,734)	(30,649)	(965)	(33,348)	(3,402)	35,010	51,178
Minority interests	—	—	—	—	—	14	1,726	1,740

Net income (loss)	$52,918	$(1,734)	$(30,649)	$(965)	$(33,348)	$(3,388)	$36,736	$52,918

	For the Nine Months Ended June 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net revenues	$1,010,463	$2,326	$144,360	—	$146,686	$—	$(778)	$1,156,371
Operating costs and expenses:
Gaming and other operations	639,091	2,161	109,511	—	111,672	—	(778)	749,985
Advertising, general and administrative	163,739	1,421	15,856	3,744	21,021	1,154	—	185,914
Pre-opening costs and expenses	91	—	1,255	—	1,255	—	—	1,346
Depreciation and amortization	62,494	538	9,108	840	10,486	—	—	72,980

Total operating costs and expenses	865,415	4,120	135,730	4,584	144,434	1,154	(778)	1,010,225

Income (loss) from operations	145,048	(1,794)	8,630	(4,584)	2,252	(1,154)	—	146,146
Accretion of discount to the relinquishment liability	(20,314)	—	—	—	—	—	—	(20,314)
Interest expense, net of capitalized interest	(39,259)	(148)	(27,801)	(220)	(28,169)	(1,656)	869	(68,215)
Loss on interests in subsidiaries	(24,094)	—	(594)	—	(594)	—	24,688	—
Other income, net	810	—	1,258	534	1,792	1,598	(869)	3,331

Income (loss) from operations before minority interests	62,191	(1,942)	(18,507)	(4,270)	(24,719)	(1,212)	24,688	60,948
Minority interests	—	—	625	—	625	—	618	1,243

Net income (loss)	$62,191	$(1,942)	$(17,882)	$(4,270)	$(24,094)	$(1,212)	$25,306	$62,191

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net cash flows provided by (used in) operating activities	$114,467	$(597)	$25,553	$—	$24,956	$(5,885)	$—	$133,538

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(112,655)	—	(34,645)	—	(34,645)	—	—	(147,300)
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	—	—	—	—	—	—	20,063
Other cash flows provided by (used in) investing activities	(1,174)	—	1,617	(611)	1,006	(1,000)	1,246	78

Net cash flows used in investing activities	(93,766)	—	(33,028)	(611)	(33,639)	(1,000)	1,246	(127,159)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	626,000	—	—	—	—	—	—	626,000
Bank Credit Facility repayments - revolving loan	(395,000)	—	—	—	—	—	—	(395,000)
Bank Credit Facility borrowings - term loan	(152,250)	—	—	—	—	—	—	(152,250)
Line of Credit borrowings	409,168	—	—	—	—	—	—	409,168
Line of Credit repayments	(406,746)	—	—	—	—	—	—	(406,746)
Principal portion of relinquishment liability payments	(25,210)	—	—	—	—	—	—	(25,210)
Distributions to Tribe	(46,563)	—	—	—	—	—	—	(46,563)
Capitalized debt issuance costs	(9,760)	—	—	—	—	—	—	(9,760)
Other cash flows provided by (used in) financing activities	(7,757)	454	(1,037)	629	46	5,735	(1,246)	(3,222)

Net cash flows provided by (used in) financing activities	(8,118)	454	(1,037)	629	46	5,735	(1,246)	(3,583)

Net increase (decrease) in cash and cash equivalents	12,583	(143)	(8,512)	18	(8,637)	(1,150)	—	2,796
Cash and cash equivalents at beginning of period	54,730	(13)	26,969	172	27,128	1,989	—	83,847

Cash and cash equivalents at end of period	$67,313	$(156)	$18,457	$190	$18,491	$839	$—	$86,643

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Nine Months Ended June 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Total Consolidated
Net cash flows provided by (used in) operating activities	$130,334	$(739)	$(377)	$—	$(1,116)	$(1,449)	$—	$127,769

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(123,604)	(4)	(95,604)	—	(95,608)	—	—	(219,212)
Payment of Privilege Fee to the State of Kansas	—	—	—	—	—	(25,000)	—	(25,000)
Proceeds from amendment to the purchase agreement for Pocono Downs	7,000	—	—	—	—	—	—	7,000
Other cash flows used in investing activities	(103,599)	—	(987)	(1,117)	(2,104)	(2,158)	106,557	(1,304)

Net cash flows used in investing activities	(220,203)	(4)	(96,591)	(1,117)	(97,712)	(27,158)	106,557	(238,516)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	377,000	—	—	—	—	—	—	377,000
Bank Credit Facility repayments—revolving loan	(205,000)	—	—	—	—	—	—	(205,000)
Line of Credit borrowings	410,990	—	—	—	—	—	—	410,990
Line of Credit repayments	(425,065)	—	—	—	—	—	—	(425,065)
Principal portion of relinquishment liability payments	(31,133)	—	—	—	—	—	—	(31,133)
Distributions to Tribe	(60,106)	—	—	—	—	—	—	(60,106)
Other cash flows provided by (used in) financing activities	(3,139)	756	94,943	1,255	96,954	29,168	(106,557)	16,426

Net cash flows provided by financing activities	63,547	756	94,943	1,255	96,954	29,168	(106,557)	83,112

Net (decrease) increase in cash and cash equivalents	(26,322)	13	(2,025)	138	(1,874)	561	—	(27,635)
Cash and cash equivalents at beginning of period	89,282	(68)	15,438	—	15,370	7	—	104,659

Cash and cash equivalents at end of period	$62,960	$(55)	$13,413	$138	$13,496	$568	$—	$77,024

NOTE 9—SUBSEQUENT EVENT:

On July 15, 2009, the Authority drew $340.0 million under the Bank Credit Facility. The proceeds of this borrowing were used to repay the 2003 Senior Subordinated Notes at maturity on July 15, 2009, plus accrued interest. The total amount outstanding on the Bank Credit Facility immediately following the draw was $730.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2009, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2009 and 2008 and the condensed consolidated statement of cash flows for the nine-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Authority’s management.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

August 19, 2009

NON WHOLLY-OWNED GUARANTOR SUBSIDIARY FINANCIAL STATEMENTS

The Mohegan Tribal Gaming Authority (the “Authority”) is required to provide stand-alone financial statements for its non wholly-owned guarantor subsidiary, Wisconsin Tribal Gaming, LLC (“WTG”), pursuant to Rule 3-10 of Regulation S-X. WTG, along with substantially all of the Authority’s wholly-owned subsidiaries, guarantee certain of its outstanding debt obligations. In Note 8 of the accompanying condensed consolidated financial statements, included under Item 1 of this Form 10-Q, the Authority has provided condensed consolidating financial information for WTG and its other subsidiaries that serve as guarantors. Stand-alone financial statements for WTG are as follows:

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	September 30, 2008
Assets:
Cash	$189,545	$171,787
Receivables from Menominee Indian Tribe of Wisconsin, net of allowance for doubtful accounts of $9,358,416 and $8,133,644, respectively (fully reserved)	—	—

Total assets	$189,545	$171,787

Liabilities and Members’ Equity:
Liabilities:
Trade payables and accrued expenses	$32,121	$142,942
Due to member—Mohegan Ventures-Wisconsin, LLC	4,088,999	2,994,949
Note Payable to Menominee Kenosha Gaming Authority	600,000	600,000

Total liabilities	4,721,120	3,737,891

Commitments and contingencies

Members’ equity:
Deficit accumulated during the development stage	(12,051,861)	(11,086,390)
Member capital—Mohegan Ventures-Wisconsin, LLC	6,419,316	6,419,316
Member capital—Mohegan Ventures, LLC	1,100,970	1,100,970

Total members’ equity	(4,531,575)	(3,566,104)

Total liabilities and members’ equity	$189,545	$171,787

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008	For the Period from Inception (February 27, 2007) through June 30, 2009
Operating costs and expenses:
Provision for loss on receivables	$314,160	$448,286	$1,224,771	$3,744,179	$9,332,335
Amortization of development rights	—	—	—	840,416	3,689,287
Other operating costs and expenses	249	—	554	155	1,164

Total operating costs and expenses	314,409	448,286	1,225,325	4,584,750	13,022,786

Loss from operations	(314,409)	(448,286)	(1,225,325)	(4,584,750)	(13,022,786)

Other income (expense):
Interest income	254,679	194,148	725,339	534,123	1,820,306
Interest expense	(167,849)	(93,988)	(465,485)	(220,090)	(849,381)

Total other income, net	86,830	100,160	259,854	314,033	970,925

Net loss	$(227,579)	$(348,126)	$(965,471)	$(4,270,717)	$(12,051,861)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Mohegan Ventures - Wisconsin, LLC	Mohegan Ventures, LLC	Total Members’ Equity
Balances at March 31, 2009	$(3,673,891)	$(630,105)	$(4,303,996)
Net loss	(194,261)	(33,318)	(227,579)

Balances at June 30, 2009	$(3,868,152)	$(663,423)	$(4,531,575)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)
Net loss	(824,126)	(141,345)	(965,471)

Balances at June 30, 2009	$(3,868,152)	$(663,423)	$(4,531,575)

Balances at March 31, 2008	$2,735,525	$469,167	$3,204,692
Net loss	(297,160)	(50,966)	(348,126)

Balances at June 30, 2008	$2,438,365	$418,201	$2,856,566

Balances at September 30, 2007	$6,083,849	$1,043,434	$7,127,283
Net loss	(3,645,484)	(625,233)	(4,270,717)

Balances at June 30, 2008	$2,438,365	$418,201	$2,856,566

Balances at inception (February 27, 2007)	$—	$—	$—
Member capital contributions	6,380,771	1,139,515	7,520,286
Member capital adjustments	38,545	(38,545)	—
Net loss	(335,467)	(57,536)	(393,003)

Balances at September 30, 2007	$6,083,849	$1,043,434	$7,127,283

Net loss	(9,127,875)	(1,565,512)	(10,693,387)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)

Net loss	(824,126)	(141,345)	(965,471)

Balances at June 30, 2009	$(3,868,152)	$(663,423)	$(4,531,575)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008	For the Period from Inception (February 27, 2007) through June 30, 2009
Cash flows provided by (used in) operating activities:
Net loss	$(965,471)	$(4,270,717)	$(12,051,861)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss on receivables from Menominee Indian Tribe of Wisconsin	1,224,771	3,744,179	9,332,335
Amortization of development rights	—	840,416	3,689,287
Changes in operating assets and liabilities:
Increase in interest receivables from Menominee Indian Tribe of Wisconsin	(725,339)	(534,123)	(1,820,306)
Increase in interest due to member—Mohegan Ventures-Wisconsin, LLC	465,485	220,090	849,381

Net cash flows used in operating activities	(554)	(155)	(1,164)

Cash flows used in investing activities:
Acquisition of Menominee Project development rights and other related assets	—	—	(6,380,771)
Increase in receivables from Menominee Indian Tribe of Wisconsin	(610,253)	(1,116,974)	(3,048,909)

Net cash flows used in investing activities	(610,253)	(1,116,974)	(9,429,680)

Cash flows provided by financing activities:
Advances from member—Mohegan Ventures-Wisconsin, LLC	628,565	1,254,747	3,239,618
Member contributions—Mohegan Ventures-Wisconsin, LLC	—	—	6,380,771

Net cash flows provided by financing activities	628,565	1,254,747	9,620,389

Net increase in cash and cash equivalents	17,758	137,618	189,545
Cash and cash equivalents at beginning of period	171,787	—	—

Cash and cash equivalents at end of period	$189,545	$137,618	$189,545

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Non-cash member contributions—Wisconsin Tribal Gaming, LLC
Mohegan Ventures, LLC forgiveness of debt	—	—	1,139,515

Total non-cash member contributions	$—	$—	$1,139,515

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Formation and Nature of Business

In March 2007, Wisconsin Tribal Gaming, LLC (“WTG”) was formed to participate in the development of the proposed casino (“Menominee Project”) to be owned by the Menominee Indian Tribe of Wisconsin (“Menominee Tribe”). WTG consists of two members, a wholly-owned subsidiary of Mohegan Tribal Gaming Authority ( the “Authority”), Mohegan Ventures Wisconsin, LLC (“MVW”), which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC (“MV”), which holds the remaining 14.6% membership interest. The Authority has designated WTG as a restricted subsidiary, and therefore, WTG is a guarantor of the Authority’s debt obligations under its bank credit facility and note indentures.

In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and Menominee Kenosha Gaming Authority (“MKGA”), which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”), for consideration of $6,380,771. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha, Wisconsin.

WTG paid $6,380,771 in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4,430,999 for project advances; (2) a development rights intangible asset valued at $3,689,287; (3) a note payable to MV of $1,139,515; and (4) a note payable to MKGA of $600,000. The purchase amount was contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG to capital in return for its initial membership interest in WTG. Pursuant to the development agreement, the receivables from MKGA and other advances for the project, and related accrued interest, generally are reimbursable to WTG upon receipt of necessary financing for the development of the proposed casino.

In January 2009, the Bureau of Indian Affairs (“BIA”) informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. WTG believes the rejection of the land into trust application for the Kenosha site announced in January decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance memorandum or the January 2009 rejection of the Kenosha application. As of September 30, 2008, WTG had fully reserved the receivables pertaining to the reimbursable development costs and expenses in connection with the Menominee Project and had written-off the remaining related development rights intangible asset. As of June 30, 2009, the WTG receivables remain fully reserved.

WTG is considered a development stage company, as defined in the Financial Accounting Standard Board Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” Since inception, WTG’s sole purpose has been the development of the proposed casino described

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

above. WTG has incurred losses since inception and has an accumulated deficit of $12,051,861 at June 30, 2009. WTG expects to incur expenditures in the foreseeable future in connection with pursuing the development of the Menominee Project. Expenditures are funded through capital contributions of WTG and MV. WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to July 1, 2010.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared on the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

WTG classifies deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Receivables from the Menominee Indian Tribe of Wisconsin

Receivables from the Menominee Tribe, net of allowances, in the accompanying condensed balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project. The WTG receivables are payable upon obtaining financing for the development of the proposed casino. As of September 30, 2008, the Authority had fully reserved the WTG receivables, and as of June 30, 2009, the WTG receivables remain fully reserved.

As of June 30, 2009 and September 30, 2008, the reserve for doubtful accounts was $9,358,416 and $8,133,644, respectively. WTG accrues interest on each outstanding advance to the Menominee Tribe at an assumed rate of 17%, compounded monthly, with the ultimate rate to be set upon financing of the project. As of June 30, 2009 and September 30, 2008, receivables from the Menominee Tribe totaled $9,358,416 and $8,133,644, respectively, including accrued interest of $1,820,306 and $1,094,967, respectively.

Income Taxes

WTG has been treated as a partnership for federal and state income tax purposes and, accordingly, WTG’s income taxes or credits resulting from losses were payable by, or accrued to, its members.

Subsequent Events

Pursuant to the Financial Accounting Standard Board’s Financial Accounting Standards No. 165, “Subsequent Events,” in preparing the accompanying unaudited condensed financial statements, WTG has evaluated events subsequent to June 30, 2009 through the issuance of the financial statements on August 19, 2009 and has not identified any events for disclosure.

Note 3—Menominee Kenosha Gaming Authority Note Payable

Upon formation, WTG assumed a note payable in the amount of $600,000. The note payable does not accrue interest until a gaming facility is opened, if not repaid earlier, and the note does not become due until the advances to the Menominee Tribe are repaid.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4—Due to Mohegan Ventures Wisconsin, LLC

WTG has recorded a payable of $4,088,999 and $2,994,949 due to MVW at June 30, 2009 and September 30, 2008, respectively, which primarily includes a loan in connection with the funding of development costs incurred for the Menominee Project. WTG accrues interest on its outstanding payables balance to MVW at an assumed rate of 17%, compounded monthly, with the ultimate rate to be set upon financing of the project. Total interest expense charged to WTG from MVW was $465,485, $220,090 and $849,381 for the nine months ended June 30, 2009 and 2008 and for the period from inception to June 30, 2009, respectively. The outstanding payables balance, including accrued interest, is due on demand; however WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to July 1, 2010.

Note 5—Material Agreements

In November 2006, KGD amended the option agreement (“Option Agreement”) with the owners of Dairyland Greyhound Park (“Dairyland”) that originally was scheduled to expire on December 31, 2006. The Option Agreement permitted the option period to be extended for up to seventeen additional three month periods (“Additional Option Periods”). The Option Agreement was assigned to WTG in connection with the March 2007 purchase (refer to Note 1). Under the Option Agreement, as amended, WTG assumed the right to extend the option for the Dairyland property upon payment to Dairyland of (i) $100,000, for each of the first five Additional Option Periods, (ii) $200,000 payable on the first day of the sixth through ninth Additional Option Periods, (iii) $225,000 payable on the first day of the tenth through thirteenth Additional Option Periods, (iv) $250,000 payable on the first day of the fourteenth through seventeenth Additional Option Periods requested by WTG. Such options payments are nonrefundable unless the facility is purchased, in which case, option payments for periods prior to April 1, 2009 will be fully credited against the purchase price and option payments for periods on or after April 1, 2009 will be partially credited against the purchase price. In June 2009, the Option Agreement was amended a second time to allow for extension and payment of the option on a monthly basis. Since WTG has already made all required pre-financing advances for the project under the development agreement, WTG and the Menominee Tribe have made separate arrangements regarding the reimbursement from the Menominee Tribe to WTG for all or one-half of the option payments made to date in 2009 as optional advances by WTG. The Menominee Tribe fully reimbursed WTG for the January 2009 and April 2009 quarterly option payments and has reimbursed or prefunded one-half of the monthly option payments for the months of July, August and September 2009. Option payment amounts not reimbursed are recorded as receivables from the Menominee Tribe, to be reimbursed upon financing of the project.

Note 6 – Commitments and Contingencies

WTG has provided a full and unconditional guarantee of certain debt issued by the Authority, including the Authority’s $250.0 million 2005 6  1/8% Senior Notes due 2013, $250.0 million 2002 8% Senior Subordinated Notes due 2012, $330.0 million 2003 6  3/8% Senior Subordinated Notes due 2009, $225.0 million 2004 7  1/8% Senior Subordinated Notes due 2014 and $150.0 million 2005 6  7/8% Senior Subordinated Notes due 2015, as well as the Authority’s $850.0 million Bank Credit Facility. The total amount of the Authority’s debt guaranteed by WTG is $1.6 billion and $1.5 billion as of June 30, 2009 and September 30, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•

the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs, or Pocono Downs, and the off-track wagering, or OTW, facilities located in Pennsylvania, collectively the Pocono Downs entities;

•	the local, regional, national or global economic climate, including the ongoing economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey, Maryland, Delaware or Pennsylvania;

•	our suspension of the hotel, retail and parking garage elements of the Earth Expansion of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and effectively manage the expanded resort;

•	our ability to successfully integrate and operate the new amenities from Project Sunrise at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Pocono Downs;

•	our ability to successfully implement our diversification strategy; and

•	an act of terrorism in the United States of America.

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

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own the Pocono Downs entities, which operate a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several OTW facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of June 30, 2009, Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 190 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including Birches Bar & Grill, an approximately 200-seat full-service restaurant, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a “Hong Kong” street food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, for a current total of approximately 1,700 restaurant seats;

•	an approximately 10,000-square-foot, 410-seat lounge featuring live entertainment seven days a week;

•	an approximately 11,000-square-foot simulcasting Racebook facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, an 8,500-square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of June 30, 2009, Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including a full-service restaurant, a 24-hour coffee shop, a 330-seat buffet and four lounges and bars, all operated by us, as well as five full-service restaurants, five quick-service restaurants and a multi-station food court operated by third parties, for a current total of approximately 2,200 restaurant seats;

•	Mohegan After Dark, consisting of a nightclub, lounge and pub, operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret;

•	The Shops at Mohegan Sun containing 34 different retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite on the 36th floor;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade style entertainment area operated by a third-party.

Casino of the Wind

As of June 30, 2009, Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 700 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room; and

•	20,000 square feet of new dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 12,000 guests and 3,100 employees. In addition, we operate a gasoline and convenience center, an approximately 4,000-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter Entrance. As of June 30, 2009, two of the components, Sunrise Square and Casino of the Wind, have been completed. Additionally, the Winter Parking Garage improvements, surface parking lots, site development and road improvements were substantially completed as of June 30, 2009.

Sunrise Square was completed in August 2007 and includes 8,500 square feet of gaming space offering 46 table games such as, Mini-Baccarat, Sic Bo and Pai Gow Poker, a 5,000-square-foot bus lobby and a 4,000-square-foot “Hong Kong” street food outlet.

Casino of the Wind was completed in August 2008 and added approximately 45,000 square feet of gaming space, approximately 660 slot machines, 28 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of new dining and retail amenities.

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. We intend to re-evaluate the feasibility of the suspended elements at the end of fiscal 2009; however, we can provide no assurance as to if or when the suspended elements will resume. The specific factors that we will consider in determining the feasibility of the suspended elements include our financial performance, cash flow projections expected to be realized from the project, estimated total project costs, ability to obtain financing, economic conditions, industry trends and competition. The costs incurred for the suspended elements related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work.

In addition, construction of a 1,500-space parking garage that was anticipated to be built adjacent to the Earth Expansion, was suspended. Costs incurred relate to the design of the new parking garage.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in early July 2009. The Winter Entrance incorporates renovated food and beverage facilities, including Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a four-station quick-serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok, Chief’s Bagels, Subs & Sweets and The Original SoupMan (anticipated to open in late September 2009). We also plan to open Bobby Flay’s Bar Americain in the fall of 2009, in the location previously occupied by Fidelia’s restaurant. Estimated remaining project costs relating to the Winter Entrance consist primarily of costs to complete theming of the Winter Entrance and construction of Bar Americain.

As of June 30, 2009, a breakdown of project costs incurred, estimated remaining project costs (all of which are anticipated to be incurred during the remainder of fiscal 2009) and estimated total project costs for the various Project Horizon elements, is as follows:

(in millions, excluding capitalized interest)	Project Costs Incurred	Estimated Remaining Project Costs	Estimated Total Project Costs
Components Completed or In Process:
Sunrise Square	$16.7	$—	$16.7
Casino of the Wind	111.7	0.4	112.1
Property Infrastructure	35.1	2.3	37.4
Winter Parking Garage Improvements	5.5	—	5.5
Winter Entrance	22.2	21.0	43.2

Subtotal	191.2	23.7	214.9
Suspended Components:
Earth Expansion	75.8	6.7	82.5
New Parking Garage	2.2	—	2.2

Subtotal	78.0	6.7	84.7

Total	$269.2	$30.4	$299.6

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

Pocono Downs opened Project Sunrise on July 17, 2008. The combined facility currently includes approximately 2,500 slot machines and electronic blackjack games and several dining options including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court including Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck, Ben & Jerry’s Ice Cream and Betty & Joe’s Baker & Coffee Maker. Pocono Downs also currently offers a wide array of retail amenities including Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Pocono Downs logo store. Project Sunrise also added three new bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. The renovated facility now serves as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $198.0 million, excluding capitalized interest.

In March 2009, we and a subsidiary of Penn National Gaming, Inc. entered into an amendment to the purchase agreement for Pocono Downs. Pursuant to the amendment, the parties agreed to accelerate the remaining $16.0 million refund payment due to us and discount the amount of such balance to approximately $13.1 million, which we received in March 2009. We incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million.

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various business opportunities. These opportunities primarily include the proposed development and management of, investment in, or proposed ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities, although there is no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project, which agreements have been amended from time to time, most recently in July 2009. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the securing of financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are to be distributed to Mohegan Ventures-NW pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Tribe. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. The July 2009 amendment to the development agreement extended that date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, a bureau of the United States Department of the Interior, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the Secretary of the Interior takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. As a result of this opinion by the NIGC, the additional analysis called for under the May 2008 rule is not expected to apply to the BIA’s decision for the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement, or Final EIS, for the Cowlitz Project site.

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

In light of the aforementioned and the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on our estimate of the probability that the receivables will be collected. While certain events described above, including the publication of the Final EIS for the Cowlitz Project site, are generally positive steps in furtherance of the project, other events, including the Carcieri decision, may ultimately delay or prevent the completion of the project. However, considered collectively, these events have not materially changed our current interest in or assessment of the Cowlitz Project, nor do such events affect the extent to which we plan to continue our involvement in the Cowlitz Project.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the development of the proposed casino to be owned by the Menominee Tribe. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and MKGA executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC, for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha, Wisconsin.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. The United States Supreme Court’s Carcieri decision, discussed above, is not expected to affect the Menominee Project. We believe the rejection of the land into trust application for the Kenosha site announced in January decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance memorandum or the January 2009 rejection of the Kenosha application. As of September 30, 2008, we had fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset. As of June 30, 2009, the WTG receivables remain fully reserved.

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

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, or Foxwoods. We also currently face competition from casinos in Atlantic City, New Jersey and several casinos and gaming facilities located on Indian tribal lands in the State of New York and Video Lottery Terminal, or VLT, facilities in the states of New York and Rhode Island, as well as potential competition from prospective gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. We also face existing and future competition in and from the Pennsylvania gaming market, both in the immediate market for Pocono Downs and, for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further details regarding our current and projected competition from other gaming operations.

The following discussion highlights changes in our competitive landscape that have occurred since March 31, 2009:

As states continue to struggle with unprecedented budget deficits, there have been various proposals and debates in state legislatures regarding authorization or expansion of state-licensed gaming throughout New England, the Northeast and mid-Atlantic regions. States also are considering or instituting regulatory and promotional measures to retain or enhance revenues from gaming, which affects competition for both Mohegan Sun and Pocono Downs. Congressional leaders also are considering new legislation to establish a licensing, taxing and enforcement framework for internet gaming, and are considering delaying the effective date for compliance with the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA. Currently, the UIGEA is scheduled to restrict credit card companies from processing on-line poker and other gaming transactions from United States’ cardholders effective December 1, 2009.

In Connecticut, state legislation was again considered to regulate or ban secondhand smoke at casinos in the 2009 regular session. In May 2009, the joint legislative committee on Finance, Revenue and Bonding declined to vote on the bill. Earlier proposals to extend the hours for the sale of alcohol at casinos and to allow the State Lottery to operate Keno games received no committee hearing or vote, and extension of the hours for the sale of alcohol is reportedly not under active consideration in ongoing budget negotiations. The Tribe and the Mashantucket Pequot Tribe, which owns and operates Foxwoods, have each adopted standards and have entered into non-binding letters of agreement with the Governor of Connecticut to reduce the potentially harmful effects of secondhand smoke at their respective casinos. Also in Connecticut, the Schaghticoke Tribal Nation, located in western Connecticut, continues to appeal adverse decisions regarding federal recognition. A scheduled hearing before the U.S. Court of Appeals for the Second Circuit is expected in the fall of 2009.

In Rhode Island, the operator of Twin River in Lincoln filed a voluntary petition for Chapter 11 bankruptcy relief on June 23, 2009 and has sought agreements with creditors and the Governor of Rhode Island to relinquish control over the facility and cease greyhound racing at Twin River. Additionally, the state legislature passed a bill to require at least 200 days of live greyhound racing and to permit VLT gaming on a 24-hour weekly basis. This bill was vetoed by the Governor on July 2, 2009, and legislative leaders are reportedly considering a vote to override that veto. Twin River concluded live racing for the year on August 8, 2009. Although the state pilot program allowing 24-hour gaming on the weekends and until 3 a.m. on weekdays was set to expire on June 30, 2009, the State Lottery reportedly authorized the continuation of extended hours at Twin River and also at Newport Grand, which reportedly does not operate after 2 a.m. on weekends or 1 a.m. on weekdays.

In the Commonwealth of Massachusetts, new legislation, which has been reported to have the support of new legislative leadership and the continued support of the Governor, is expected to be introduced and debated in the fall of 2009 to permit state-licensed gaming at multiple locations throughout the state, and state regulators are reportedly drafting regulations to administer the new system, if enacted. Also, the federally-recognized Mashpee Wampanoag Tribe continues to pursue the establishment of its initial reservation in Mashpee and Middleboro, as well as a large gaming facility in Middleboro. In April 2009, the tribe announced that the casino will likely be smaller and may take longer than originally anticipated as a result of current economic conditions and the United States Supreme Court’s Carcieri decision, as discussed previously.

In New Hampshire, the Governor issued an executive order in July 2009 establishing a new gambling study commission, which is expected to consider expansion of gaming at the state’s three racetracks.

In New York, during its 2009 regular session, the legislature failed to enact new legislation to expand hours and legalize electronic table games at racinos in the state, including Empire City in Yonkers and Aqueduct in Queens. The State Lottery has taken the legal position that electronic versions of roulette, baccarat, blackjack and craps are legal in the state and may be introduced as early as 2010. Additionally, Governor Patterson reopened the bidding process for a developer to build and operate VLTs at Aqueduct Racetrack, with that facility expected to open within two years. In May 2009, seven developers filed new bids to develop the Aqueduct facility. We also filed a proposal limited to management of the proposed VLT facility only. The Shinnecock Indian Nation on Long Island also is reportedly under active consideration for federal recognition by the BIA and has plans for gaming, if recognized, and has reservation land taken into trust. Several federally-recognized Indian tribes, including the Seneca Nation, St. Regis Mohawk Tribe and Stockbridge-Munsee Tribe of Wisconsin have renewed plans to pursue tribal casinos in the Catskills region of New York, with newly announced support from New York’s state officials and the state’s congressional delegation.

In the Commonwealth of Pennsylvania, as budget negotiations continued into August of 2009, the addition of both table games at existing gaming facilities in the state and video-poker at restaurants, private clubs and bars throughout the state, are reportedly under active consideration. Sands Bethworks Gaming opened the casino portion of its gaming facility in Bethlehem in May 2009. In Philadelphia, Sugarhouse and Foxwoods Development continue to pursue locations for two expected casinos in or near the city.

Various casino operators with facilities located in Atlantic City, New Jersey, are reportedly experiencing financial difficulties and in some cases, have filed for bankruptcy or restructured their debt to avoid bankruptcy. According to reports, several new casino projects or expansions have been cancelled or postponed over the past year, including projects by Penn National Gaming, Inc., MGM Mirage, Inc., Pinnacle Entertainment, Inc., and A.C. Gateway, LLC. The company that sought to purchase the Trump Marina Resort to develop it into a Jimmy Buffett’s Margaritaville-themed resort has reportedly filed a complaint against the seller, Trump Entertainment Resorts, Inc., in federal bankruptcy court, and has cancelled its development plan for the site. Additionally, after a legislator in New Jersey filed suit in federal court to allow sports betting in New Jersey, the Governor filed a motion to intervene in the case in June 2009, in support of the legislator’s position.

In Delaware, the state legislature enacted a new law, signed by the Governor in May 2009, to legalize single-game sports betting and live table games in Delaware. According to published reports, the sports betting may commence in September 2009, with the addition of table games following at the state’s three existing gaming facilities in 2010. In addition, according to published reports, in late July 2009, five major sports organizations filed suit in federal district court in Delaware challenging the legality and constitutionality of the legislation and seeking a preliminary injunction to prohibit the September commencement of single-game sports betting in the state. In August 2009, the district court denied the request for a preliminary injunction and set a trial date of December 7, 2009 for the legal challenges to the law. The sports organizations have appealed the denial of the preliminary injunction.

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

Results of Operations

Summary Operating Results

As of June 30, 2009, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club at Pautipaug in Connecticut, or the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We, therefore, believe that we have two separate operating segments: (i) Mohegan Sun, which includes the operations of the Connecticut entities and (ii) Pocono Downs, which comprises the operations of the Pocono Downs entities. The two operating segments also are reported as separate segments due to the differing nature of their operations.

The following table summarizes our results from operations on a property basis (in thousands):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2009		2008	Dollar Variance	Percentage Variance	2009		2008	Dollar Variance	Percentage Variance
Net revenues:
Mohegan Sun	$307,248	(1)	$326,897	$(19,649)	(6.0)%	$905,157	(1)	$1,012,791	$(107,634)	(10.6)%
Pocono Downs	67,571	(2)	49,948	17,623	35.3%	185,056	(2)	143,580	41,476	28.9%

Total	$374,819		$376,845	$(2,026)	(0.5)%	$1,090,213		$1,156,371	$(66,158)	(5.7)%
Income (loss) from operations:
Mohegan Sun	$54,536	(1)	$34,547	$19,989	57.9%	$147,372	(1)	$153,329	$(5,957)	(3.9)%
Pocono Downs	5,172	(2)	3,122	2,050	65.7%	7,616	(2)	9,836	(2,220)	(22.6)%
Corporate	(4,790)		(4,978)	188	(3.8)%	(13,433)		(17,019)	3,586	(21.1)%

Total	$54,918		$32,691	$22,227	68.0%	$141,555		$146,146	$(4,591)	(3.1)%
Net income	$23,470		$5,036	$18,434	366.0%	$52,918		$62,191	$(9,273)	(14.9)%

(1)	Includes operating results of Casino of the Wind.
(2)	Includes operating results of Project Sunrise.

The important factors and trends that we believe most contributed to our financial performance for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year are as follows:

•	the continuation of the national economic recession and continued weakening of consumer discretionary spending;

•

increased competition in the Northeast gaming market from VLT facilities at Empire City in Yonkers, New York and Twin River in Lincoln, Rhode Island, which resulted in lower slot revenues at Mohegan Sun;

•	the execution of a company-wide cost containment program, which positively impacted operating costs and expenses at Mohegan Sun and Pocono Downs;

•	the July 2008 opening of Project Sunrise, which generated additional slot revenues and food and beverage revenues at Pocono Downs;

•	lower number of scheduled shows at the Mohegan Sun Arena, including fewer headliner shows, which negatively impacted gaming and non-gaming revenues at Mohegan Sun;

•

additional gaming and hotel capacity added by our Connecticut competitor, Foxwoods, following the May 2008 opening of its MGM Grand at Foxwoods, which negatively impacted gaming and non-gaming revenues at Mohegan Sun;

•	increased promotional activities, including free promotional slot plays, from competitors;

•	the August 2008 opening of Casino of the Wind, including our 42-table poker room; and

•	increased promotional room rates offered to gaming patrons, designed to maintain hotel occupancy levels to support gaming and non-gaming revenues at Mohegan Sun.

Non-recurring factors that affected our financial performance for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year are as follows:

•

normalized table games hold percentage at Mohegan Sun in the three months ended June 30, 2009 as compared to the same period in the prior year, which resulted in improved table games revenues and operating results;

•	increased operating costs and expenses, including higher than expected post-opening staffing costs, at Pocono Downs in connection with Project Sunrise;

•	unfavorable winter weather conditions in the nine months ended June 30, 2009, which negatively impacted operating results at Mohegan Sun and Pocono Downs;

•	utility rebates received from the Tribe, our utility provider, and lower tribal services expense in the nine months ended June 30, 2009;

•

an $8.5 million non-operating gain on early extinguishment of debt in the nine months ended June 30, 2009 in connection with the repurchase of $14.3 million of our 8 3/8% senior subordinated notes due July 1, 2011;

•

a $1.6 million non-operating loss in the nine months ended June 30, 2009 in connection with the amendment to the purchase agreement for Pocono Downs to accelerate the outstanding refund payment due to us; and

•	a $3.5 million non-recurring non-operating charge in the three months ended December 31, 2007 for additional reserves against the net assets of WTG in connection with the Menominee Project.

Net revenues for the three months ended June 30, 2009 compared to the same period in the prior year decreased as a result of declines in slot and non-gaming revenues at Mohegan Sun, partially offset by increased slot revenues at Pocono Downs and reduced promotional allowances at Mohegan Sun. Net revenues for the three months ended June 30, 2009 also reflect higher table games revenues and the addition of poker revenues at Mohegan Sun. Net revenues for the nine months ended June 30, 2009 compared to the same period in the prior year decreased as a result of declines in slot, table games and non-gaming revenues at Mohegan Sun, partially offset by increased slot and non-gaming revenues at Pocono Downs and reduced promotional allowances at Mohegan Sun. Net revenues for the nine months ended June 30, 2009 also reflect the addition of poker revenues at Mohegan Sun.

Income from operations for the three months ended June 30, 2009 compared to the same period in the prior year increased primarily as a result of the improved table games hold percentage at Mohegan Sun, the impact of our company-wide cost containment program and higher net revenues at Pocono Downs. These results were partially offset by lower net revenues at Mohegan Sun and higher operating costs and expenses at Pocono Downs. Income from operations for the nine months ended June 30, 2009 compared to the same period in the prior year decreased primarily as a result of lower net revenues at Mohegan Sun and higher operating costs and expenses at Pocono Downs, partially offset by higher net revenues at Pocono Downs and the impact of our company-wide cost containment program. Income from operations for the nine months ended June 30, 2009 also reflects utility rebates received from the Tribe and lower tribal services expense. Additionally, the decline in income from operations for the nine months ended June 30, 2009 was partially offset by lower Corporate-related expenses primarily resulting from the non-recurring charge recorded in the three months ended December 31, 2007 for additional reserves against the net assets of WTG. Our operating margin, or income from operations as a percentage of net revenues, for the three months ended June 30, 2009 increased to 14.7% from 8.7% for the same period in the prior year primarily due to the improved table games hold percentage at Mohegan Sun and the impact of our company-wide cost containment program. Our operating margin for the nine months ended June 30, 2009 increased slightly to 13.0% from 12.6% for the same period in the prior year primarily due to the impact of our company-wide cost containment program, partially offset by the decline in net revenues at Mohegan Sun and increased operating costs and expenses, including higher than expected post-opening staffing costs, at Pocono Downs due to the opening of Project Sunrise.

Net income for the three months ended June 30, 2009 compared to the same period in the prior year increased due to the growth in income from operations, partially offset by increased interest expense. Net income for the nine months ended June 30, 2009 compared to the same period in the prior year decreased primarily as a result of increased interest expense, reduced income from operations and the loss on the amendment to the purchase agreement for Pocono Downs, partially offset by the gain on early extinguishment of debt and the non-recurring charge recorded during the three months ended December 31, 2007 in connection with the Menominee Project. The increased interest expense is due to higher weighted average outstanding debt, resulting from additional borrowings on our bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise, and lower capitalized interest, partially offset by lower weighted average interest rate.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$273,474	$282,356	$(8,882)	(3.1)%	$810,295	$898,316	$(88,021)	(9.8)%
Food and beverage	19,174	23,815	(4,641)	(19.5)%	57,684	69,778	(12,094)	(17.3)%
Hotel	9,736	12,497	(2,761)	(22.1)%	29,579	36,924	(7,345)	(19.9)%
Retail, entertainment and other	32,202	41,398	(9,196)	(22.2)%	87,021	102,547	(15,526)	(15.1)%

Total	$334,586	$360,066	$(25,480)	(7.1)%	$984,579	$1,107,565	$(122,986)	(11.1)%

The table below summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Gaming	81.8%	78.4%	82.3%	81.1%
Food and beverage	5.7%	6.6%	5.9%	6.3%
Hotel	2.9%	3.5%	3.0%	3.3%
Retail, entertainment and other	9.6%	11.5%	8.8%	9.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Variance	Percentage Variance	2009	2008	Variance	Percentage Variance
Slot handle	$2,332,962	$2,498,324	$(165,362)	(6.6)%	$6,849,274	$7,488,584	$(639,310)	(8.5)%
Gross slot revenues	$196,020	$213,118	$(17,098)	(8.0)%	$582,142	$635,437	$(53,295)	(8.4)%
Net slot revenues	$188,407	$204,404	$(15,997)	(7.8)%	$560,762	$612,308	$(51,546)	(8.4)%
Weighted average number of slot machines (in units)	6,752	5,974	778	13.0%	6,756	6,107	649	10.6%
Gross slot hold percentage	8.4%	8.5%	(0.1)%	(1.2)%	8.5%	8.5%	0.0%	0.0%
Gross slot win per unit per day (in dollars)	$319	$392	$(73)	(18.6)%	$316	$380	$(64)	(16.8)%
Table games drop	$516,309	$650,272	$(133,963)	(20.6)%	$1,610,847	$1,965,048	$(354,201)	(18.0)%
Table games revenues	$79,526	$75,265	$4,261	5.7%	$233,460	$278,091	$(44,631)	(16.0)%
Weighted average number of table games (in units)	323	321	2	0.6%	326	322	4	1.2%
Table games hold percentage (1)	15.4%	11.6%	3.8%	32.8%	14.5%	14.2%	0.3%	2.1%
Table games revenue per unit per day (in dollars)	$2,702	$2,578	$124	4.8%	$2,619	$3,148	$(529)	(16.8)%
Poker revenues	$3,121	$—	$3,121	100.0%	$9,084	$—	$9,084	100.0%
Weighted average number of poker tables (in units)	42	—	42	100.0%	42	—	42	100.0%
Poker revenue per unit per day (in dollars)	$817	$—	$817	100.0%	$792	$—	$792	100.0%
Slot win efficiency in the Northeast gaming market (2)	118.3%	133.3%	(15.0)%	(11.3)%	124.7%	134.8%	(10.1)%	(7.5)%
Slot win efficiency in the Connecticut gaming market (3)	111.5%	117.7%	(6.2)%	(5.3)%	116.3%	117.5%	(1.2)%	(1.0)%

(1)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.
(2)	Northeast gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River, Newport Grand and Empire City.
(3)	Connecticut gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the three months ended June 30, 2009 compared to the same period in the prior year decreased due to lower slot revenues, partially offset by increased table games revenues and the addition of poker revenues. Gaming revenues for the nine months ended June 30, 2009 compared to the same period in the prior year decreased due to declines in both slot and table games revenues, partially offset by the addition of poker revenues from our new poker room in Casino of the Wind. The declines in slot revenues resulted from lower slot handle reflecting the national economic recession, which significantly reduced consumer discretionary spending on activities such as gaming, leisure and hospitality. During the three months and nine months ended June 30, 2009, both the number of Mohegan Sun’s rated slot player trips and spending per rated slot player decreased as compared to the same periods in the prior year. Increased competition from Empire City and Twin River, as well as higher promotional activities from competitors and decreases in Mohegan Sun’s entertainment offerings, as further discussed below, also contributed to the declines in slot revenues. Additionally, slot revenues for the nine months ended June 30, 2009 compared to the same period in the prior year were impacted by unfavorable winter weather conditions, which resulted in reduced overall patron visitation. We believe our slot win efficiency in the Northeast gaming market was likely impacted by some customers in the New York City and Boston area markets choosing to frequent closer VLT facilities in the states of New York and Rhode Island. Our slot win efficiency in the Connecticut gaming market decreased due to higher weighted average number of slot machines following the August 2008 opening of Casino of the Wind. The increase in table games revenues for the three months ended June 30, 2009 compared to the same period in the prior year was primarily attributable to the increase in table games hold percentage to a more normalized level during the period, partially offset by lower table games drop, as discussed below. Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods. The decrease in table games revenues for the nine months ended June 30, 2009 compared to the same period in the prior year was primarily attributable to lower table games drop. We attribute the declines in table games drop primarily to reduced consumer discretionary spending resulting from the national economic recession. During the three months and nine months ended June 30, 2009, the number of Mohegan Sun’s rated table games patron trips increased, while spending per rated table games patron decreased significantly as compared to the same periods in the prior year. Unfavorable winter weather conditions also contributed to the decline in table games drop for the nine months ended June 30, 2009 compared to the same period in the prior year.

Food and beverage revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily due to declines in food revenues of $3.7 million and $10.0 million, respectively. The declines in food revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year resulted from decreases in the number of meals served at Mohegan Sun-owned food outlets of 22.1% and 21.6%, respectively. The decreased number of meals served reflects, in part, the temporary closure of the Mohegan Sun Earth food court and the remodeling of Birches Bar & Grill, to accommodate the re-opening of the Winter Entrance, as well as the permanent closure of Fidelia’s restaurant, which will be replaced by Bobby Flay’s Bar Americain, currently anticipated to open in the fall of 2009. Food and beverage revenues also were negatively impacted by the September 2008 opening of Jimmy Buffett’s Margaritaville Restaurant, a third-party outlet located in Casino of the Wind, which resulted in decreased patron visitation at Mohegan Sun-owned food outlets. The decreases in food and beverage revenues also were attributable to the overall weakness in consumer spending, reductions in banquet revenues from the Mohegan Sun convention center and decreases in Mohegan Sun’s entertainment offerings, as further discussed below. The decreased number of meals served for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year were partially offset by increases in the average price per cover of 4.0% and 5.5%, respectively.

The following table presents data related to hotel revenues:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Variance	Percentage Variance	2009	2008	Variance	Percentage Variance
Rooms occupied	102,054	102,090	(36)	(0.0)%	304,620	298,399	6,221	2.1%
Average daily room rate (ADR)	$92	$114	$(22)	(19.3)%	$92	$115	$(23)	(20.0)%
Occupancy rate	95.4%	95.5%	(0.1)%	(0.1)%	95.0%	92.7%	2.3%	2.5%
Revenue per available room (REVPAR)	$88	$108	$(20)	(18.5)%	$87	$106	$(19)	(17.9)%

Hotel revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily as a result of lower demand for higher-rated group business due to the national economic recession and reduced conference and corporate meeting travel spending. ADR was adversely impacted by shifts in hotel occupancy from higher-rated group business to gaming patrons due to the aforementioned, as well as lower room rates offered to gaming patrons, as a result of increased hotel and meeting room capacity added by MGM Grand at Foxwoods and competitive room pricing pressures from Foxwoods and the Atlantic City gaming market. Reductions in room rates are designed to maintain occupancy levels to support gaming and other revenues. Hotel revenues also were impacted by decreases in Mohegan Sun’s entertainment offerings, as further discussed below.

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily due to declines in entertainment revenues of $6.1 million and $6.3 million, respectively, and gasoline revenues of $2.3 million and $7.3 million, respectively. The declines in entertainment revenues resulted from significant decreases in the number of scheduled shows at the Mohegan Sun Arena, including fewer headliner shows, primarily due to reductions in available entertainment acts on tour, resulting in decreases in Arena tickets sold of 37.9% and 25.1% for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year, respectively. The reductions in gasoline revenues resulted from decreases in the average price per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$9,178	$10,879	$(1,701)	(15.6)%	$27,324	$32,534	$(5,210)	(16.0)%
Hotel	3,961	3,646	315	8.6%	12,001	11,254	747	6.6%
Retail, entertainment and other	14,199	18,644	(4,445)	(23.8)%	40,097	50,986	(10,889)	(21.4)%

Total	$27,338	$33,169	$(5,831)	(17.6)%	$79,422	$94,774	$(15,352)	(16.2)%

The estimated cost of providing promotional allowances is included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$9,313	$11,283	$(1,970)	(17.5)%	$28,318	$34,031	$(5,713)	(16.8)%
Hotel	2,293	1,899	394	20.7%	6,994	5,884	1,110	18.9%
Retail, entertainment and other	11,931	16,464	(4,533)	(27.5)%	33,549	43,358	(9,809)	(22.6)%

Total	$23,537	$29,646	$(6,109)	(20.6)%	$68,861	$83,273	$(14,412)	(17.3)%

Promotional allowances for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased as a result of lower redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$163,217	$183,744	$(20,527)	(11.2)%	$496,931	$552,073	$(55,142)	(10.0)%
Food and beverage	8,781	11,855	(3,074)	(25.9)%	27,309	34,895	(7,586)	(21.7)%
Hotel	3,338	4,488	(1,150)	(25.6)%	10,233	13,090	(2,857)	(21.8)%
Retail, entertainment and other	12,773	19,469	(6,696)	(34.4)%	32,386	41,298	(8,912)	(21.6)%
Advertising, general and administrative	46,237	51,346	(5,109)	(10.0)%	132,353	154,700	(22,347)	(14.4)%
Pre-opening costs and expenses	—	76	(76)	(100.0)%	58	91	(33)	(36.3)%
Depreciation and amortization	18,366	21,372	(3,006)	(14.1)%	58,515	63,315	(4,800)	(7.6)%

Total	$252,712	$292,350	$(39,638)	(13.6)%	$757,785	$859,462	$(101,677)	(11.8)%

Gaming costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily as a result of reduced Slot Win Contribution commensurate with the lower slot revenues, as well as decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. The declines in gaming costs and expenses also reflected the impact of our cost containment program, which resulted in reductions in salary and wage costs and casino marketing and promotional expenditures. Lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets also contributed to the decreases in gaming costs and expenses. Additionally, gaming costs and expenses for the three months ended June 30, 2009 compared to the same period in the prior year reflected lower allowances for doubtful accounts related to gaming receivables. Slot Win Contribution and e-Bonus escrow expenses totaled $51.1 million and $150.0 million for the three months and nine months ended June 30, 2009, respectively, and $55.3 million and $163.3 million for the three months and nine months ended June 30, 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 59.7% and 61.3% for the three months and nine months ended June 30, 2009, respectively, compared to 65.1% and 61.5% for the three months and nine months ended June 30, 2008, respectively.

Food and beverage costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased due to reduced salary and wage costs primarily resulting from our cost containment efforts, as well as the temporary closure of the Mohegan Sun Earth food court, the remodeling of Birches Bar & Grill and the permanent closure of Fidelia’s restaurant. Lower cost of goods sold as a result of the reductions in the number of meals served also contributed to the decreases in food and beverage costs and expenses. The declines in food and beverage costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses. The reductions in hotel costs and expenses also reflected the impact of our cost containment program.

Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased due to lower cost of goods sold as a result of the reductions in the average cost per gallon of gasoline sold at the Mohegan Sun gasoline and convenience center and reduced patronage at Mohegan Sun-owned retail outlets. Substantial reductions in direct entertainment costs resulting from the decreased number of scheduled shows at the Arena, including fewer headliner shows, also contributed to the decreases in retail, entertainment and other costs and expenses. Additionally, the declines in retail, entertainment and other costs and expenses reflected the impact of our cost containment efforts. The declines in retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year decreased primarily as a result of our cost containment program, which resulted in significant reductions in certain costs and expenses such as salary and wage costs and advertising expenditures. The cost containment program also resulted in reductions in most other general and administrative costs and expenses necessary to support Mohegan Sun operations. Additionally, advertising, general and administrative costs and expenses for the nine months ended June 30, 2009 compared to the same period in the prior year reflected non-recurring utility rebates received from the Tribe and lower tribal services expense.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$64,103	$48,176	$15,927	33.1%	$176,152	$138,738	$37,414	27.0%
Food and beverage	4,235	2,667	1,568	58.8%	11,331	7,191	4,140	57.6%
Retail and other	1,545	1,156	389	33.7%	3,911	3,476	435	12.5%

Total	$69,883	$51,999	$17,884	34.4%	$191,394	$149,405	$41,989	28.1%

The table below summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Gaming	91.7%	92.7%	92.0%	92.9%
Food and beverage	6.1%	5.1%	5.9%	4.8%
Retail and other	2.2%	2.2%	2.1%	2.3%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2009		2008	Variance	Percentage Variance	2009		2008		Variance	Percentage Variance
Slot handle	$701,649		$476,546	$225,103	47.2%	$1,921,905		$1,389,470		$532,435	38.3%
Gross slot revenues	$57,767		$41,265	$16,502	40.0%	$160,379		$120,458		$39,921	33.1%
Net slot revenues	$57,853		$41,147	$16,706	40.6%	$160,494		$120,232		$40,262	33.5%
Weighted average number of slot machines (in units)	2,465		1,202	1,263	105.1%	2,471		1,203		1,268	105.4%
Gross slot hold percentage	8.2%		8.7%	(0.5)%	(5.7)%	8.3%		8.7%		(0.4)%	(4.6)%
Gross slot win per unit per day
(in dollars)	$258		$377	$(119)	(31.6)%	$238		$366		$(128)	(35.0)%
Slot win efficiency in the Northeastern Pennsylvania gaming market (1)	113.4	% (2)	146.8%	(33.4)%	(22.8)%	109.9	% (2)	161.5	% (3)	(51.6)%	(32.0)%

(1)	Northeastern Pennsylvania gaming market consists of Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem.
(2)	Includes gross slot revenues of Sands Casino Resort Bethlehem from opening date of May 20, 2009 to June 30, 2009.
(3)	Includes gross slot revenues of Mount Airy Resort Casino from opening date of October 22, 2007 to June 30, 2008.

Gaming revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased due to additional slot revenues from the opening of Project Sunrise. Despite the growth in slot revenues, we believe gaming revenues were impacted by the ongoing national economic recession. Additionally, gaming revenues for the nine months ended June 30, 2009 compared to the same period in the prior year were impacted by higher promotional activities from our competitors and unfavorable winter weather conditions in the Northeastern Pennsylvania region. The decreases in gross slot hold percentage were primarily attributable to increased free promotional slot plays provided to Pocono Downs Player’s Club members, which are reflected in slot handle. The decreases in gross slot win per unit per day and slot win efficiency in the Northeastern Pennsylvania gaming market were primarily attributable to the increases in the weighted average number of slot machines at Pocono Downs following the opening of Project Sunrise.

Food and beverage revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased due to the opening of the 300-seat buffet as part of Project Sunrise, which resulted in increases in the average price per cover. The growth in food and beverage revenues also reflects increased utilization of Pocono Downs Player’s Club points and promotional coupons at food and beverage outlets owned and operated by Pocono Downs.

Retail and other revenues for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased primarily due to the addition of tenant revenues from the opening of new outlets as part of Project Sunrise and higher ATM commissions, as a result of increases in the number of ATM transactions at our facility. Retail and other revenues for the nine months ended June 30, 2009 also reflected the closing of Reflections, the Pocono Downs jewelry store, and the expansion of MOGO, the Pocono Downs logo store.

Promotional Allowances

The retail value of providing promotional allowances is included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$2,073	$1,615	$458	28.4%	$5,628	$4,442	$1,186	26.7%
Retail	239	436	(197)	(45.2)%	710	1,383	(673)	(48.7)%

Total	$2,312	$2,051	$261	12.7%	$6,338	$5,825	$513	8.8%

The estimated cost of providing promotional allowances is included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Food and beverage	$1,813	$1,864	$(51)	(2.7)%	$5,294	$5,403	$(109)	(2.0)%
Retail	382	661	(279)	(42.2)%	1,225	1,762	(537)	(30.5)%

Total	$2,195	$2,525	$(330)	(13.1)%	$6,519	$7,165	$(646)	(9.0)%

Promotional allowances for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009	2008	Dollar Variance	Percentage Variance
Gaming	$47,414	$36,999	$10,415	28.1%	$132,889	$106,415	$26,474	24.9%
Food and beverage	1,739	645	1,094	169.6%	4,889	1,727	3,162	183.1%
Retail and other	310	212	98	46.2%	891	487	404	83.0%
Advertising, general and administrative	6,537	4,796	1,741	36.3%	19,920	15,095	4,825	32.0%
Pre-opening costs and expenses	—	1,238	(1,238)	(100.0)%	224	1,255	(1,031)	(82.2)%
Depreciation and amortization	6,399	2,936	3,463	117.9%	18,627	8,765	9,862	112.5%

Total	$62,399	$46,826	$15,573	33.3%	$177,440	$133,744	$43,696	32.7%

Gaming costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased as a result of additional operating costs and expenses necessary to support Project Sunrise, including increased Pennsylvania Gaming Tax commensurate with the growth in slot revenues, and higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third-party outlets. Gaming costs and expenses for the three months and nine months ended June 30, 2009 also reflected the impact of our cost containment efforts. Additionally, gaming costs and expenses for the nine months ended June 30, 2009 were impacted by higher than expected post-opening staffing costs and operating expenses in connection with the opening of Project Sunrise. Pennsylvania Gaming Tax expenses totaled $33.1 million and $92.4 million for the three months and nine months ended June 30, 2009, respectively, and $24.4 million and $71.4 million for the three months and nine months ended June 30, 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 74.0% and 75.4% for the three months and nine months ended June 30, 2009, respectively, compared to 76.8% and 76.7% for the three months and nine months ended June 30, 2008, respectively.

Food and beverage costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased due to additional costs and expenses necessary to support the new food and beverage outlets opened as part of Project Sunrise, partially offset by higher amounts of food and beverage complimentaries resulting in increased amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased due to additional costs and expenses necessary to support the new retail outlets opened as part of Project Sunrise.

Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased as a result of additional costs and expenses necessary to support Project Sunrise.

Depreciation and amortization expenses for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased primarily due to the commencement of depreciation on Project Sunrise and related slot machines and equipment placed into service in July 2008.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance	2009		2008	Dollar Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$21	$20	$1	5.0%	$63		$900 (1)	$(837)	(93.0)%
Corporate expenses	4,769	4,958	(189)	(3.8)%	13,370		16,119 (2)	(2,749)	(17.1)%

Total Corporate expenses	$4,790	$4,978	$(188)	(3.8)%	$13,433		$17,019	$(3,586)	(21.1)%

Other income (expense):
Accretion of discount to the relinquishment liability (3)	$(5,106)	$(6,771)	$1,665	(24.6)%	$(15,318)		$(20,314)	$4,996	(24.6)%
Interest income (4)	729	913	(184)	(20.2)%	3,254		2,870	384	13.4%
Interest expense, net of capitalized interest	(27,666)	(22,697)	(4,969)	21.9%	(83,830)		(68,215)	(15,615)	22.9%
Gain on early extinguishment of debt	—	—	—	—	8,466	(5)	—	8,466	100.0%
Other income (expense), net (7)	(22)	390	(412)	(105.6)%	(2,949	) (6)	461	(3,410)	(739.7)%

Total other expense	$(32,065)	$(28,165)	$(3,900)	13.8%	$(90,377)		$(85,198)	$(5,179)	6.1%

(1)	Includes an $840,000 charge to reduce the carrying value of the Menominee developments rights intangible asset to their estimated fair value.
(2)	Includes a $2.7 million charge to adjust the allowance on the future collection of reimbursable development costs and expenses in connection with the Menominee Project.
(3)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(4)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project.
(5)	Represents gain associated with the early extinguishment of approximately $14.3 million of our outstanding 8 3/8% senior subordinated notes due July 1, 2011.
(6)	Includes a $1.6 million loss in connection with the amendment to the purchase agreement for Pocono Downs.
(7)	Primarily represents gain (loss) on disposal of property and equipment.

Total Corporate costs and expenses for the three months ended June 30, 2009 compared to the same period in the prior year decreased primarily as a result of lower payroll costs and the impact of our cost containment program, partially offset by increased rental expense in connection with a ground lease for land located in Palmer, Massachusetts, which is a potential site for future gaming development, if legalized in Massachusetts. Total Corporate costs and expenses for the nine months ended June 30, 2009 compared to the same period in the prior year decreased primarily as a result of the non-recurring $3.5 million charge recorded during the three months ended December 31, 2007 in connection with the Menominee Project and decreased tribal services expense, partially offset by increased rental expense and the impact of our cost containment efforts, as discussed above.

Interest expense, net of capitalized interest, for the three months and nine months ended June 30, 2009 compared to the same periods in the prior year increased primarily due to higher weighted average outstanding debt and lower capitalized interest, partially offset by decreased weighted average interest rate. The weighted average outstanding debt was $1.64 billion for each of the three months and nine months ended June 30, 2009 compared to $1.41 billion and $1.36 billion for the three months and nine months ended June 30, 2008, respectively. Capitalized interest was $332,000 and $1.0 million for the three months and nine months ended June 30, 2009, respectively, compared to $2.3 million and $5.4 million for the three months and nine months ended June 30, 2008, respectively. The increases in weighted average outstanding debt were due to additional borrowings on the bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise. The weighted average interest rate was 6.8% and 6.9% for the three months and nine months ended June 30, 2009, respectively, compared to 7.1% and 7.2% for the three months and nine months ended June 30, 2008, respectively.

Seasonality

The gaming industry in Connecticut is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall gaming industry in Pennsylvania also is expected to be seasonal in nature. Accordingly, the results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2009	2008	Dollar Variance	Percentage Variance
Net cash provided by operating activities	$133,538	$127,769	$5,769	4.5%
Net cash used in investing activities	(127,159)	(238,516)	111,357	(46.7)%
Net cash provided by (used in) financing activities	(3,583)	83,112	(86,695)	(104.3)%

Net increase (decrease) in cash and cash equivalents	$2,796	$(27,635)	$30,431	(110.1)%

As of June 30, 2009 and September 30, 2008, we held cash and cash equivalents of $86.6 million and $83.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the nine months ended June 30, 2009 was primarily attributable to lower working capital requirements as compared to the same period in the prior year, partially offset by decreased operating income after adjustments for non-cash items.

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

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the nine months ended June 30, 2009 as compared to the same period in the prior year was primarily attributable to a $71.9 million decrease in capital expenditures due to the completion of Project Sunrise and the suspension of Project Horizon and the $13.1 million accelerated refund payment in connection with the amendment to the purchase agreement for Pocono Downs. Additionally, cash used in investing activities for the nine months ended June 30, 2008 reflected a $25.0 million Privilege Fee payment to the State of Kansas in June 2008 in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the state. The decrease in cash provided by financing activities for the nine months ended June 30, 2009 as compared to the same period in the prior year was primarily attributable to a $91.9 million decrease in total net borrowings, partially offset by a $13.5 million decline in distributions to the Tribe.

External Sources of Liquidity

Notes. We financed the purchase of the Pocono Downs entities and most of the costs to construct Mohegan Sun and Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2009, we had outstanding:

•	$2.0 million in 8 3/8 % senior subordinated notes due July 1, 2011, or the 2001 senior subordinated notes;

•	$250.0 million in 8% senior subordinated notes due April 1, 2012, or the 2002 senior subordinated notes;

•	$330.0 million in 6 3/8 % senior subordinated notes due July 15, 2009, or the 2003 senior subordinated notes;

•	$225.0 million in 7 1/8 % senior subordinated notes due August 15, 2014, or the 2004 senior subordinated notes;

•	$250.0 million in 6 1/8 % senior notes due February 15, 2013, or the 2005 senior notes; and

•	$150.0 million in 6 7/8 % senior subordinated notes due February 15, 2015, or the 2005 senior subordinated notes.

In March 2009, we repurchased and extinguished a principal amount of $14.3 million of our outstanding 2001 senior subordinated notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. We realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million. An aggregate principal amount of approximately $2.0 million of the 2001 senior subordinated notes remain outstanding as of June 30, 2009.

On July 15, 2009, we repaid our 2003 senior subordinated notes at maturity with proceeds from our bank credit facility.

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

MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming are full and unconditional guarantors, on a joint and several basis, of each of these notes, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed solely by MBC.

In January 2009, Standard and Poor’s Ratings Services downgraded the credit rating on our 2005 senior notes from B+ to B- and the credit rating on our senior subordinated notes from B to CCC+. Standard and Poor’s Ratings Services affirmed these ratings in June 2009. In May 2009, Moody’s Investors Services downgraded the credit rating on our 2005 senior notes from Ba3 to B1 and the credit rating on our senior subordinated notes from Caa1 to Caa2. These actions were primarily to reflect the impact of the ongoing national economic recession, increased competition in the Northeast gaming market and concerns about our ability to reduce our indebtedness and to meet our financial covenants. Such credit rating downgrades may impact our ability to access the debt capital markets in the future. In the event we are able to access the debt capital markets, our costs of the issuance of new debt may be greater than costs incurred by us in the past. We also could be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility. In December 2008, we amended our bank credit facility pursuant to a third amended and restated loan agreement. The bank credit facility provides for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility includes term loans in the amount of $150.0 million, which amortize at a rate of $750,000 per quarter beginning December 31, 2008 and continuing through March 31, 2010. If the term loans are not fully repaid prior to June 30, 2010, the amortization rate under the bank credit facility increases to $30.0 million per quarter beginning June 30, 2010, with an automatic and permanent reduction of the revolving loans, subsequent to the amortization of the term loans. The maturity date of the bank credit facility is March 9, 2012, upon which all remaining balances outstanding on the term loans and revolving loans are payable. Proceeds from the bank credit facility were used to repay our 2003 senior subordinated notes at maturity on July 15, 2009.

As of June 30, 2009, the amount under letters of credit issued pursuant to the bank credit facility totaled $4.6 million, of which no amount was drawn. Inclusive of term loans and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $464.4 million of borrowing capacity under the bank credit facility as of June 30, 2009, without taking into account covenants under the bank credit facility and our line of credit and note indentures. Considering available borrowings and restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (after taking into consideration the repayment of our 2003 senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $134.4 million.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the applicable rate based on either the applicable pricing period as set forth in the bank credit facility or on our total leverage ratio, depending on whether any term loans remain outstanding at the time each loan is made (as each term is defined under the bank credit facility). We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. The applicable rate for base rate loans is between 2.25% and 3.25% if any term loans remain outstanding, and between 0.75% and 2.25% after the term loans are fully repaid. The applicable rate for Eurodollar rate loans is between 3.50% and 4.50% if any term loans remain outstanding, and between 2.00% and 3.50% after the term loans are fully repaid. The applicable rate for commitment fees is 0.50% if any term loans remain outstanding, and between 0.20% and 0.50% after the term loans are fully repaid. The base rate is the higher of Bank of America’s announced prime rate, the LIBOR rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2009, we had $378.8 million Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at June 30, 2009 were comprised of: (1) $147.8 million in term loans based on a one-month Eurodollar rate of 0.31% plus an applicable rate of 3.50%; (2) $219.0 million in revolving loans based on a one-month Eurodollar rate of 0.32% plus an applicable rate of 3.50%; and (3) $12.0 million in revolving loans based on a one-month Eurodollar rate of 0.31% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of June 30, 2009.

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

As a result of the declines in our business volumes and the uncertainties in the current financial markets, we have undertaken a series of steps to reduce expenditures, including the September 2008 suspension of construction on elements of the Earth Expansion and Property Infrastructure components of Project Horizon, in an effort to ensure continued compliance with our financial covenants. In February 2009, we also implemented a company-wide cost containment program during the current fiscal year. This program included, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, reductions in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan, which were all effective February 1, 2009. In addition, we implemented a number of other cost containment initiatives to reduce other operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories. For the three months and nine months ended June 30, 2009 compared to the same periods in the prior year, we estimated that the cost containment program yielded consolidated cost savings totaling approximately $27.0 million and $60.0 million, respectively. Consolidated cost savings for fiscal 2009 are forecast to be approximately $82.0 million.

We continue to monitor our revenues and expenditures to ensure continued compliance with applicable debt covenants, and we may need to implement additional cost containment measures based upon future operating results. If we are unable to sufficiently offset declines in our revenues or if we are not able to execute the initiatives outlined above, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under our bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under our bank credit facility, which may result in cross- defaults under our senior notes and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the outstanding indebtedness. If such acceleration were to occur, we cannot provide any assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of June 30, 2009, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit. As of June 30, 2009, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit was amended in May 2009 to reduce the commitment from $25.0 million to $18.0 million and extend the maturity date from May 14, 2009 to May 14, 2010. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of June 30, 2009, we were in compliance with all covenant requirements under the line of credit and had $12.6 million of borrowing capacity thereunder.

Letters of Credit. As of June 30, 2009, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs entities, overdue amounts for purses due to horsemen at the Pocono Downs entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pocono Downs facilities. The letters of credit expire on various dates from August 2009 through May 2010, subject to renewals. As of June 30, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility. In October 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, which matures on September 30, 2009. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. We have commenced discussions with Bank of America, N.A., to extend the maturity date of this revolving loan; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 1.25% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 2.25% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of June 30, 2009, Salishan-Mohegan had $23.0 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at June 30, 2009 were comprised of: (1) $19.8 million in loans based on a one-month Eurodollar rate of 0.31% plus an applicable rate of 2.25%, and (2) $3.2 million in loans based on a one-month Eurodollar rate of 0.32% plus an applicable rate of 2.25%. The applicable rate for commitment fees was 0.50% as of June 30, 2009. As of June 30, 2009, Salishan-Mohegan had $2.0 million of borrowing capacity under the Salishan credit facility.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $71.0 million for the nine months ended June 30, 2009 compared to $272.3 million for the nine months ended June 30, 2008, respectively. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun totaled $68.8 million and $136.4 million for the nine months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009, expenditures consisted primarily of $53.6 million in costs related to Project Horizon, including $1.0 million in capitalized interest, $11.3 million in maintenance capital expenditures and $3.9 million in property renovation expenditures. For the nine months ended June 30, 2008, expenditures consisted primarily of $112.2 million in costs related to Project Horizon, including $2.7 million in capitalized interest, $18.8 million in maintenance capital expenditures and $5.4 million in property renovation expenditures.

•

Capital expenditures at Pocono Downs totaled $2.2 million and $135.9 million for the nine months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009, expenditures included $4.9 million in capital expenditures, primarily consisting of construction expenditures for a new paddock for the harness racing facility, partially offset by a $2.7 million reduction in the estimated final cost of Project Sunrise. During the nine months ended June 30, 2009, Pocono Downs also received a $2.0 million facility improvement grant from the Commonwealth of Pennsylvania pursuant to the Pennsylvania Race Horse Development Gaming Act, which was recorded as a reduction to property and equipment, net. For the nine months ended June 30, 2008, expenditures consisted primarily of $134.3 million in costs related to Project Sunrise, including $2.7 million in capitalized interest, and $1.6 million in maintenance capital expenditures.

Expected Future Capital Expenditures

Capital expenditures for fiscal 2009 at Mohegan Sun, exclusive of Project Horizon spending, are forecast to be approximately $26.0 million in maintenance and development capital expenditures for the replacement and improvement of information technology equipment, systems and software and the replacement and enhancement of slot machines.

Total project costs for Project Horizon are currently estimated to be approximately $299.6 million, excluding capitalized interest. As of June 30, 2009, project costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $269.2 million. Remaining project costs are estimated to total approximately $30.4 million and are anticipated to be incurred during the remainder of fiscal 2009.

Capital expenditures for fiscal 2009 at Pocono Downs are forecast to be $8.0 million, $5.7 million of which relates to the construction of the new paddock for the harness racing facility.

Sources of Funding for Capital Expenditures

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the three months and nine months ended June 30, 2009 and 2008, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Bank credit facility	$4,498	$2,178	$14,388	$5,311
2005 6 1/8% senior notes	3,828	3,828	11,484	11,484
2001 8 3/8% senior subordinated notes	42	342	700	1,027
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/8% senior subordinated notes	5,259	5,259	15,778	15,778
2004 7 1/8% senior subordinated notes	4,008	4,008	12,024	12,024
2005 6 7/8% senior subordinated notes	2,578	2,578	7,734	7,734
WNBA note	13	35	70	148
Tribe note	—	16	—	16
Line of credit	85	89	274	290
Salishan-Mohegan bank credit facility	156	251	587	897
Capital lease	67	—	205	—
Amortization of net deferred gain on settlement of derivative instruments	117	114	345	342
Amortization of debt issuance costs	2,347	1,286	6,250	3,563
Capitalized interest	(332)	(2,287)	(1,009)	(5,399)

Total interest expense, net of capitalized interest	$27,666	$22,697	$83,830	$68,215

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next 12 months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Considering available borrowings and restrictive financial covenants under the bank credit facility and note indentures, the amount of additional borrowings we could incur under the bank credit facility in conjunction with our current permitted borrowings (after taking into consideration the repayment of our 2003 senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility) approximated $134.4 million. Distributions to the Tribe are anticipated to approximate between $65.0 million and $72.5 million for fiscal 2009.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,616,720	$29,110	$185,510	$1,026,500	$375,600
Interest payments on long-term debt (3)	340,149	35,702	165,579	106,994	31,874
Construction obligations (4)	10,885	10,885	—	—	—
Procurement and other obligations (5)	74,130	1,837	30,992	28,009	13,292
Capital lease obligations (6)	6,837	160	1,334	1,441	3,902

Total	$2,047,300	$76,273	$383,415	$1,162,944	$424,668

(1)	Amounts represent payment obligations from July 1, 2009 to September 30, 2009, exclusive of our 2003 senior subordinated notes which were repaid at maturity on July 15, 2009, as described herein.
(2)	Includes long-term debt maturities scheduled as of June 30, 2009 for our senior notes and senior subordinated notes, amounts required to be paid pursuant to the bank credit facility and our other debt agreements, including the Salishan credit facility, but excludes interest payments. Long-term debt also includes our 2003 senior subordinated notes, which were repaid at maturity on July 15, 2009 with proceeds from the bank credit facility.
(3)	Includes interest payments expected to be paid on long-term debt as of June 30, 2009, pursuant to respective debt agreements.
(4)	Amounts represent expenditures we must pay in connection with Project Horizon.
(5)	Amounts represent expenditures we must pay in connection with agreements entered into with vendors for inventory and other items.
(6)	Amounts represent lease payments to the Tribe relating to property adjacent to the Tribe’s reservation that is currently used for Mohegan Sun employee parking.

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

We also maintain allowances for doubtful accounts for reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe and WTG on behalf of the Menominee Tribe for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve based on management’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables were fully reserved at June 30, 2009.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. Management determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but unreported claims. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also use information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

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

Goodwill

In accordance with SFAS 142, the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization, but is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. We assessed the goodwill for impairment using an income approach and determined that no impairment existed at September 30, 2008 and 2007. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs entities. As a result of a reduction in estimated future revenues and associated cash flows due to the current economic conditions, and an increase in the weighted average cost of capital, the amount by which the estimated fair value of the Pocono Downs entities exceeds its book value at September 30, 2008 decreased from the same period in the prior year. The results for Pocono Downs for the nine months ended June 30, 2009 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the goodwill may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is periodically evaluated for impairment by applying a fair-value based test pursuant to SFAS 142, and if impairment occurs, the amount of the impairment will be written-off immediately. The intangible assets associated with the acquisitions of the Pocono Downs entities, the WNBA franchise and the assets of PCC also are periodically assessed for impairment pursuant to appropriate accounting standards. Pursuant to SFAS 142, the Menominee Project development rights intangible asset was determined to be fully impaired and was written-off during fiscal 2008. The results for Pocono Downs for the nine months ended June 30, 2009 were less than expected and if estimates of projected cash flows of the Pocono Downs entities are not met, the Pocono Downs slot license intangible asset may be impaired and subject to a non-cash write-down, which could have a material adverse impact on the accompanying condensed consolidated financial statements.

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

In October 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. We did not adopt the provisions of SFAS 157 that relate to non-financial assets pursuant to FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of assets that are measured at fair value for which we have not applied the provisions of SFAS 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued three final FSPs: FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly” (“FSP SFAS 157-4”); FSP SFAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”); and FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined under SFAS 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 115-2 and 124-2 provides a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. All three FSPs became effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates into the FASB authoritative literature, accounting guidance that originated as auditing standards about events or transactions that occur after the balance sheet date but before financial statements are issued. SFAS 165 retains the auditing standard requirements to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. SFAS 165 became effective for interim and annual periods ending after June 15, 2009. We evaluated events subsequent to June 30, 2009 through the issuance of the financial statements on August 19, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes in other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160, simultaneously, in its fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact us if we are a party to a business combination after the pronouncement has been adopted. We are currently evaluating the potential impact, if any, that SFAS 160 may have on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to the FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that SFAS 167 may have on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of the FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the Securities and Exchange Commission). All existing accounting standards will be superseded and accounting literature not included in the Codification will be considered non-authoritative. The Codification is not expected to change U.S. GAAP; instead, it will change the referencing of authoritative accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 requires us to adjust references to authoritative accounting literature in its financial statements, but will not affect our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus applicable rates, as defined under the bank credit facility. As of June 30, 2009, we had $464.4 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of our long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of June 30, 2009 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly-traded, and are based on quoted market prices as of June 30, 2009.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-Term Debt and Capital Lease Obligations (including current portions):
Fixed Rate	$160	$654	$2,690	$580,707	$250,734	$378,902	$1,213,847	$929,696
Average interest rate	3.9%	3.9%	7.2%	7.1%	6.1%	7.0%	6.8%
Variable Rate	$29,110	$62,500	$121,000	$196,500	$—	$600	$409,710	$352,253
Average interest rate (1)	2.9%	5.4%	5.5%	6.6%	—	—	5.4%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $4.1 million.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 19, 2009	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: August 19, 2009	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: August 19, 2009	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004, and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996, and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 10-K”), and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 10-K”), and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 10-K and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8 % Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the 2006 10-K and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the March 2007 10-Q and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the 2007 10-K and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 10-K and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 10-K and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8 % Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 10-K and incorporated by reference herein).

Exhibit No.	Description
4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q and incorporated by reference herein).

4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 10-K and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 10-K and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

10.1	Employment Agreement, dated April 2, 2009, by and between Downs Racing, L.P. and Robert Soper (filed as Exhibit 10.4 to the Form 8-K, filed with the SEC on May 14, 2009, and incorporated by reference herein).

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).