Form 10-K
period 2009-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2009-12-28
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Form 10-K to the “Authority” and the “Mohegan Tribe or Tribe” are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms “we,” “us” and “our” refer to the Authority.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements sometimes can be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Form 10-K, including the consolidated financial statements.

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and manage the expanded resort;

•	our ability to integrate and operate new amenities from our Project Sunrise expansion at Mohegan Sun at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to implement successfully our diversification strategy; and

•	an act of terrorism on the United States.

These factors and the other risk factors discussed in this Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. We do not have and do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

PART I

Item 1. Business.

Overview

The Tribe and the Authority

The Mohegan Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or the IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW, located elsewhere in Pennsylvania, collectively the Pocono Downs entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2009, Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 190 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including Birches Bar & Grill, an approximately 200-seat full-service restaurant, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a Hong Kong-style food outlet offering authentic

Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana, operated by a third-party, and the recently opened Fidelia’s Market, a 123-seat multi-station food court, operated by us and third parties, for a total seating of approximately 2,000;

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of September 30, 2009, Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including a full-service restaurant, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court, operated by third parties, for a total seating of approximately 2,600;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of September 30, 2009, Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 700 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room; and

•

20,000 square feet of dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant, operated by a third-party, and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter

Entrance. As of September 30, 2009, two of the components, Sunrise Square and Casino of the Wind, have been completed. Additionally, the Winter Parking Garage improvements, surface parking lots, site development and road improvements were completed as of September 30, 2009.

Sunrise Square was completed in August 2007 and includes 9,800 square feet of gaming space offering 46 table games, a 3,500-square-foot bus lobby and a 4,000-square-foot Hong Kong-style food outlet.

Casino of the Wind was completed in August 2008 and adds approximately 45,000 square feet of gaming space, approximately 700 slot machines, 30 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of dining and retail amenities.

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. The costs incurred for the suspended elements were related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We are currently evaluating our options with respect to the development of the suspended elements, including the new hotel; however, we can provide no assurance as to if or when the suspended elements will resume.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in early July 2009. The renovated Winter Entrance incorporates new food and beverage facilities, including: Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a quick-serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok and Chief’s Bagels, Subs & Sweets. Additionally, Bobby Flay’s Bar American and The Original SoupMan were opened in November 2009. Bobby Flay’s Bar Americain is located in the area previously occupied by Fidelia’s Restaurant. The Original SoupMan is located in Fidelia’s Market. Estimated remaining project costs relating to the Winter Entrance consist primarily of costs to complete the theming of the Winter Entrance.

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

Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs situated on a 400-acre site in Plains Township, Pennsylvania, and OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley OTW is a 28,000-square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing completed the 2009 harness racing season at Pocono Downs in November 2009 and will continue its harness racing activities when the 2010 racing season begins in the spring of 2010. Year-round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. Construction of a new paddock, adjacent to the racetrack, was completed in April 2009.

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

Pocono Downs opened Project Sunrise on July 17, 2008. Pocono Downs offers approximately 2,500 slot machines and electronic table games and several dining options including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court, including: Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck and Ben & Jerry’s Ice Cream. Pocono Downs also offers a wide array of retail amenities, including: Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Pocono Downs logo store. Project Sunrise also added three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. The renovated facility now serves as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $198.0 million, excluding capitalized interest.

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

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various proposed business opportunities. These opportunities primarily include the proposed development and management of, investment in, or proposed ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities; there is no assurance, however, that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in a proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the securing of financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance by the United States Department of the Interior of land into trust on behalf of the Cowlitz Tribe. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend that date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC, regarding lands to be taken into trust. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the Secretary of the Interior takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. Based on this opinion by the NIGC, the additional analysis called for under the May 2008 rule is not expected to apply to the BIA’s decision in connection with the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement, or Final EIS, for the Cowlitz Project site.

In February 2009, the U.S. Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.              (2009) or the Carcieri decision). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so, based on the Carcieri decision, the tribe must establish that it was under federal jurisdiction in 1934 by separate means. In September 2009, following earlier congressional hearings on the Carcieri decision, the Chairman of the Senate Indian Affairs Committee introduced legislation to reverse the impact of the decision and reaffirm the authority of the Secretary of the Interior to take land into trust for Indian tribes regardless of when the tribe was recognized by the federal government. On December 17, 2009, the full Senate Indian Affairs Committee passed the bill. We believe that the Cowlitz Tribe, as a federally-recognized but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, we can provide no assurance in this regard.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the Menominee Project. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC, for consideration of $6.4 million. The development agreement provides for certain development fees of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the proposed casino, which are to be paid to WTG and distributed to us and the Mohegan Tribe, through MVW and MV, respectively. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha, Wisconsin.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. The United States Supreme Court’s Carcieri decision, discussed above, is not expected to affect the Menominee Project. We believe the rejection of the land into trust application for the Kenosha site announced in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance memorandum or the January 2009 rejection of the Kenosha application. As of September 30, 2008, we had fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset. As of September 30, 2009, the WTG receivables remain fully reserved.

Pursuant to an option agreement, as amended, which was assigned to WTG upon its purchase of the development rights for the Menominee Project, for the purchase of Dairyland Greyhound Park in Kenosha, the proposed site for the Menominee Project, in November 2009, WTG consented to the cessation of operations at the Dairyland Greyhound Park and the option payments were accordingly adjusted, subject to various conditions. The current operators of the Dairyland Greyhound Park have announced that the facility will be closed in January 2010.

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

Strategy

Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun. Mohegan Sun’s success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. We also have enjoyed additional patronage from guests residing within a 100 to 200 mile radius of Mohegan Sun, which represents our secondary market. Based upon Mohegan Sun’s results and experiences, we believe gaming in these markets continues to be strong despite recent reductions in our profits resulting from the national economic recession. With the completion of Project Sunburst in 2002, we developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increases in the number of guests and lengthened the duration of their stays at our facility. We believe our addition of Casino of the Wind and Sunrise Square enables us to further strengthen our position in the Northeast gaming market by capitalizing on the demand for gaming and non-gaming amenities and enhancing our premier destination resort to mitigate impacts from future competition.

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

Market and Competition from Other Gaming Operations

Mohegan Sun and Foxwoods Resort Casino, or Foxwoods, are the only two legally authorized gaming operations offering both traditional slot machines and table games in New England. Foxwoods, operated by the Mashantucket Pequot Tribe, or the MPT, under procedures approved by the United States Department of the Interior, is located approximately 10 miles from Mohegan Sun.

Since the completion of Project Sunburst in 2002, we have broadened Mohegan Sun’s target market beyond day-trip customers to include guests making overnight stays at the resort. Consequently, Mohegan Sun also now competes directly for customers with resort casinos located in Atlantic City, New Jersey. Some of these casinos have greater resources, operating experience and name recognition than Mohegan Sun.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the Northeastern United States may be conducted only by federally-recognized Indian tribes operating under federal Indian gaming laws or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in commercial casino gaming, including full-scale commercial casinos, in the Northeastern United States and in the number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the Northeastern United States. Under federal law, after obtaining federal recognition and before gaming operations may commence, an Indian tribe must, among other things, have land taken into trust by the federal government, negotiate a gaming compact with the state in which they intend to engage in commercial casino gaming, adopt a tribal gaming ordinance and construct a facility. An Indian tribe also may need to negotiate a gaming management agreement and obtain funding to construct a facility. As described below, efforts continue by groups seeking federal recognition as Indian tribes and by recognized Indian tribes seeking to establish or expand their reservation lands with an interest in operating commercial casinos on those lands.

In February 2009, the U.S. Supreme Court issued its decision in the Carcieri case, as discussed above under “Cowlitz Project.” The result of action by Congress or the Obama administration on the Carcieri decision and other issues involving the establishment of initial reservations for newly-recognized Indian tribes, or the taking of off-reservation land into trust for gaming by Indian tribes, may have an impact on competition from both tribal and commercial casinos in the Northeast region.

As states have struggled with unprecedented budget deficits in 2008 and 2009, there have been various proposals and debates among state legislatures regarding authorization or expansion of state-licensed gaming throughout New England, the Northeast and Mid-Atlantic regions. States also are considering or instituting regulatory and promotional measures to retain or enhance revenues from gaming, such as expanded state lottery or video lottery games and expanded hours of operations, which affects competition for both Mohegan Sun and Pocono Downs. In addition, Congress has adopted and continues to consider legislation to limit or otherwise regulate on-line poker and other on-line gaming by U.S. residents. While one of those measures, the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, was signed into law in October 2006, the effective date for compliance by banks and financial institutions with the provisions prohibiting the processing of credit card and other electronic transactions by U.S. residents has been delayed until June 1, 2010. Congress is expected to consider new legislation to establish a licensing, taxing and enforcement framework for internet gaming prior to that date.

Under federal law, “cruises to nowhere,” offering casino gaming activities on board cruise boats once the boat is in international waters or approximately 12 nautical miles from a coast, are permitted unless prohibited by the state from which they operate. Since 1998, we have seen a small number of such cruise boats operating out of Lynn, Massachusetts, Portland, Maine, New York City and Freeport, New York. Due to the difference in the gaming experience and limited success of such ventures, we do not believe that such cruises pose significant competition to Mohegan Sun or Pocono Downs.

Based on internal analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future.

We are unable to predict whether any of the efforts by other federally-recognized Indian tribes or individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indian tribes will lead to the establishment of additional commercial casino gaming operations in the Northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Mohegan Sun

The following is a summary of recent developments involving competition affecting Mohegan Sun:

Connecticut

Currently, only the Tribe and the MPT are authorized to conduct commercial casino gaming in the State of Connecticut. As required by their individual Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the MPT make monthly contribution payments to the state based on a portion of monthly revenues from their slot machines. Pursuant to the terms of an exclusivity clause in each MOU, the contribution payments to the state will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the MPT.

According to various reports, in the fall of 2009, the MPT defaulted on certain bond payment obligations and entered into a forbearance agreement with its lenders. The forbearance agreement reportedly expires in January 2010 and relates to the MPT’s $700 million bank credit facility, which matures in June 2010. It is uncertain whether any action related to the debt structure of Foxwoods will affect the competitive gaming market in Connecticut or the Northeast region or if any lenders, bondholders or creditors will seek to exert any influence over the operation or management of Foxwoods that could have an effect on competition in the Northeast region.

In October 2009, the U.S. Court of Appeals for the Second Circuit ruled against the Schaghticoke Tribal Nation, based in western Connecticut, in an appeal seeking to overturn adverse decisions regarding its federal recognition and the reinstatement of an earlier recognition decision. In December 2009, the Schaghticoke Tribal Nation requested a new hearing before the full Second Circuit Court of Appeals.

Leaders of the Eastern Pequot Tribe, based in southeastern Connecticut, have stated that they continue to consider further appeals to challenge the rejection of their petition for federal recognition.

Rhode Island

Commercial gaming facilities in the State of Rhode Island, through the state’s two pari-mutuel facilities, Twin River in Lincoln and Newport Grand in Newport, together currently offer more than 6,200 video lottery terminals, or VLTs, and have recently added virtual blackjack and virtual roulette.

The operator of Twin River filed a voluntary petition for Chapter 11 bankruptcy relief in June 2009, and has sought agreements with its creditors and the Governor of Rhode Island to relinquish control over the facility and cease greyhound racing at Twin River. In July 2009, the Governor vetoed a bill that required at least 200 days of live greyhound racing and permitted VLT gaming 24-hour per day, seven-day per week at Twin River. However, in November 2009, the state lottery authorized the expansion of 24-hour gaming per day, seven-day per week at Twin River. In December 2009, Twin River’s owner, which is still operating the facility as a debtor-in-possession, filed its proposed reorganization plan with the bankruptcy court. According to reports, the proposed reorganization plan contemplates transferring operation of Twin River to owners chosen by the current lenders, extinguishing $290 million of debt and ending greyhound racing at the facility.

The Narragansett Indian Tribe of Rhode Island, with a reservation in Charlestown, is the only federally-recognized Indian tribe in the State of Rhode Island, and the only tribe directly impacted by the U.S. Supreme Court’s Carcieri decision, discussed above. Under specific terms of the Narragansett Land Claims Settlement Act passed by Congress in 1983, the Narragansett Indian Tribe is prohibited from opening a gaming facility under the IGRA on its settlement lands, but any legislation adopted by Congress in response to the Carcieri decision could have an impact on the tribe’s ability to conduct gaming on lands outside of the tribe’s existing reservation.

New York

Mohegan Sun also currently faces competition from several commercial casinos and gaming facilities located on Indian tribal lands in the State of New York, and from racetracks in the state that operate, or are planning to operate, VLTs. The State of New York has six federally-recognized Indian tribes located in the central, northern and western regions of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in commercial casino gaming. In addition to these tribes, other Indian tribes have been pursuing potential casino projects which, if completed, will add significant gaming space as well as hotel capacity to the Northeastern United States gaming market. In addition, racetracks located in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington currently operate an aggregate of approximately 13,000 VLTs.

In October 2001, the New York State Legislature approved legislation that permitted as many as six gaming operations by Indian tribes in the State of New York, in addition to the Oneida Nation’s Turning Stone Casino and St. Regis Akwesasne Mohawk Casino. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines is authorized pursuant to a tribal-state compact. Up to three of these additional gaming operations may be owned by the Seneca Nation, while the remaining three may be located in either Ulster County or Sullivan County in the Catskills region of the state. The Governor of New York reached tentative land claim settlements with various Indian tribes and supported legislation for as many as five tribal commercial casinos in the Catskills region between 2001 and 2005. However, a 2005 U.S. Supreme Court’s decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these settlement agreements. Several federally-recognized Indian tribes, including the Seneca Nation, St. Regis Mohawk Tribe and Stockbridge-Munsee Tribe of Wisconsin, have renewed plans to pursue tribal casinos in the Catskills region, with newly announced support from New York’s state officials and the state’s congressional delegation.

Summarized below is the status of current and potential gaming operations by federally-recognized Indian tribes in the State of New York:

•

Oneida Nation—The Oneida Nation operates Turning Stone Casino Resort in Verona, approximately 270 miles from Mohegan Sun. Turning Stone Casino Resort reportedly offers approximately 2,400 VLTs, 80 table games, 20 poker tables and more than 800 hotel rooms. Turning Stone Casino Resort primarily attracts customers from the Syracuse region.

•

St. Regis Mohawk Tribe—The St. Regis Mohawk Tribe operates Akwesasne Mohawk Casino in Akwesasne, approximately 400 miles from Mohegan Sun. Akwesasne Mohawk Casino reportedly offers approximately 1,600 slot machines and 20 table games. The St. Regis Mohawk Tribe has been pursuing an off-reservation casino in the Catskills region for several years. In January 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take a 29-acre racino in Monticello, currently operated by Empire Resorts, Inc., into trust for a full-scale commercial casino. This decision followed the BIA’s rejection of 10 other land into trust applications and the issuance of new guidance regarding taking off-reservation land into trust for tribal gaming, which requires greater scrutiny of the perceived benefits to the tribe in such acquisitions the greater the distance between a proposed project and the tribe’s existing reservation.

•

Seneca Nation—Under the compact between the Seneca Nation and the State of New York and the 2001 legislation, the Seneca Nation is permitted to operate three casinos in the western portion of the state. With the July 2007 opening of a temporary casino in Buffalo, joining the tribe’s two casinos in Niagara Falls and Salamanca, the Seneca Nation now operates all three casinos, with the closest facility more than 400 miles from Mohegan Sun. Construction of a permanent facility in Buffalo remains on hold according to reports.

•

Cayuga Indian Nation of New York—The Cayuga Indian Nation’s bingo gaming halls in Union Springs and Seneca Falls, previously operated by the tribe as Class II facilities, remain closed while the tribe’s application with the BIA to take 125 acres into trust for gaming at those facilities remains pending. The tribe also has pursued gaming developments in the Catskills region at various times.

On December 15, 2009, the state-recognized Shinnecock Indian Nation, based in southeastern Long Island, received preliminary recognition from the BIA, following a 30-year administrative and judicial process in pursuit of federal recognition. A decision on final federal recognition is expected before June 2010, according to a court-sanctioned schedule. In September 2009, the Governor of New York announced support for the tribe’s federal recognition. The Shinnecock Indian Nation has an approximately 800-acre state reservation on the east side of Shinnecock Bay, near Southampton, Tuckahoe and Shinnecock Hills. In 2003, the Shinnecock Indian Nation halted construction of a gaming facility on land owned by the tribe and in recent years was a bidder for the Aqueduct Raceway in Queens. In 2006, the tribe’s federal lawsuit claiming approximately 3,600 acres in the Southampton region was dismissed, following precedent in other New York tribal cases. In December 2008, county legislators in Suffolk County proposed county legislation to form a task force to expedite the selection of a possible casino location for the tribe within 75 miles of the tribe’s reservation. According to reports, following the BIA’s December 2009 preliminary recognition decision, the tribe is considering a Class II gaming facility on the tribe’s land in southeastern Long Island. Other potential locations include Aqueduct Raceway in Queens, Belmont Park in Nassau County and a former Northrop Grumman site in Calverton in eastern Long Island, approximately 72 miles from Manhattan and the Catskills region. If the Shinnecock Indian Nation receives final recognition by the BIA, gaming on the tribe’s existing land or at any other location will likely require various additional regulatory approvals and/or legislation.

There are several pending federal recognition petitions from other New York Indian tribes, but we believe none are being actively considered by the BIA for federal recognition. It is not clear if or when federal recognition for these groups will be achieved.

In October 2006, Empire City at Yonkers Raceway, in Yonkers, opened with approximately 1,800 VLTs. In March 2007, Empire City opened its Gotham Palace facility, which added 3,700 additional VLTs, as well as a new restaurant, bar area and bandstand. Empire City has previously reported plans to increase its VLTs to 7,500 as permitted under state law. Given its geographic proximity to New York City, Empire City may have distinct advantages over Mohegan Sun in competition for day-trip and other customers from the New York metropolitan region.

During the 2009 regular session, the New York State Legislature failed to enact new legislation to expand hours and legalize electronic table games at racinos in the state. The state lottery has taken the legal position that electronic versions of roulette, baccarat, blackjack and craps are legal in the state and may be introduced as early as 2010.

According to reports, in February 2008, Empire Resorts, Inc., owner of the Monticello Raceway, entered into an agreement with Concord Associates, L.P., for the development of a resort, harness racetrack and VLT facility at the Concord Hotel property in Kiamesha Lake, to replace the current Monticello Raceway and Mighty M VLT facility. In April 2008, demolition of certain buildings at the Concord Hotel property commenced. In July 2008, the Governor signed a bill that included various incentives for the development of the Concord Hotel property into a $1 billion casino and resort, including a reduction in VLT revenue-sharing payments to the state to 25%, significantly lower than the current rate paid by Empire Resorts and other VLT operators in the state. Construction and development plans for the facility have been halted and the owners are reportedly considering using the site for a possible casino to be owned by the Seneca Nation. In August 2009, the Kien Huat Realty III Limited, part of the Malaysian-based gaming group Genting, reportedly invested $55 million for just under 50% of the voting power of Empire Resorts, Inc., and named the former Chief Executive Officer at Foxwoods and Seneca Gaming Corporation as one of the company’s representatives on the Board of Directors to serve as non-executive Chairman of the company. The company is reportedly continuing to pursue its earlier gaming project with the St. Regis Mohawk Tribe and land into trust application for the Monticello property.

In February 2008, the New York Racing Authority, or NYRA, and the State of New York reached a new agreement permitting NYRA to continue operating thoroughbred racing at the three NYRA racetracks for a new term of 25 years. In September 2008, NYRA was discharged from its Chapter 11 bankruptcy. In October 2008, VLT rights at NYRA’s Aqueduct Racetrack were initially awarded to Delaware North Companies and its partner, Saratoga Harness Racing, Inc. However, that award was rescinded and bidding reopened in 2009. In May 2009, seven developers submitted new bids to develop the Aqueduct Racetrack VLT facility. In addition, the Authority also submitted a proposal limited to management of the proposed VLT facility, but that proposal was not selected for further consideration. According to reports, the selection of a developer is imminent. The proposed VLT facility is expected to open within 14 months to two years following the selection of the developer. While the Shinnecock Tribe submitted a proposal in the first round of bidding, it did not re-submit a new proposal.

Currently, there are no non-Indian casinos operating in the State of New York, and the establishment of non-Indian commercial casino operations would require the approval of two successive state legislatures, followed by the voters in a statewide referendum.

Massachusetts

In October 2007, the Governor of the Commonwealth of Massachusetts filed legislation calling for the award of licenses for three major gaming facilities to be built in the western, southeastern and metropolitan Boston areas of the state. A partnership with a federally-recognized, eligible Massachusetts Indian tribe was identified as one of the criteria to be used to assess proposals. Various groups have expressed interest in constructing and operating these facilities, including the Authority, which has proposed plans to develop a facility on leased land in Palmer in the western portion of the state. In March 2008, the Massachusetts House of Representatives defeated the Governor’s casino proposal bill by a vote of 108 to 46.

While hearings on the subject were held in 2009, no votes were taken, and the process is expected to continue into 2010 with new legislative leadership support.

In November 2008, voters in the state passed a ban on all greyhound racing in the state, effective January 1, 2010.

The Aquinnah Wampanoag Tribe of Gay Head, located on the island of Martha’s Vineyard, is one of two federally-recognized Indian tribes in the Commonwealth of Massachusetts. The Aquinnah Wampanoag Tribe is currently subject to certain restrictions with respect to gaming, including gaming on its existing reservation on Martha’s Vineyard.

The Mashpee Wampanoag Tribe, the other federally-recognized Indian tribe in the state, is proceeding with plans for a casino and hotel project on what would be a portion of the tribe’s initial reservation in Middleboro. In April 2009, the tribe announced that the proposed casino and hotel project will likely be smaller in scale and may take longer than originally anticipated as a result of current economic conditions and the U.S. Supreme Court’s Carcieri decision, discussed above. In November 2009, the tribe announced that it had terminated its agreement with Trading Cove Associates in connection with its proposed development and will instead be proceeding with the Kien Huat Realty III Limited, part of the Malaysian-based gaming group Genting, as developer.

A number of other petitions for federal recognition are pending in the state, but even if these petitions are ultimately successful, we believe final recognition would, at the earliest, be several years away.

New Jersey

Mohegan Sun primarily competes with casinos located in Atlantic City for overnight customers. The Atlantic City gaming market currently consists of 11 casino properties, with a total of approximately 17,000 hotel rooms and 1.4 million square feet of gaming space, including approximately 31,000 slot machines and 1,600 table games.

Several proposed developments and expansions of casino, hotel, retail and entertainment space also have commenced or have been completed in Atlantic City, while others have been suspended, delayed or cancelled in the past two years due to adverse economic conditions and various properties have reported debt issues or bankruptcy. A summary of recent projects and status changes within the Atlantic City gaming market include:

•

The Borgata Hotel Casino & Spa, or the Borgata, a casino resort complex completed in 2003, has expanded in two phases since its opening. The first phase of the Borgata expansion was completed in June 2006 and featured several new restaurants, a food court, 500 slot machines, 45 table games, an 85-table poker room and a new nightclub. The second phase of the Borgata expansion was completed in June 2008 with the opening of a new 43-story hotel tower, the Water Club. The combined Borgata facility reportedly now features approximately 2,800 hotel rooms and suites, 161,000 square feet of gaming space, 4,100 slot machines and 200 table games.

•

In October 2007, MGM Mirage, Inc., announced a $5 billion plan to build a three-tower, 3,000-room casino resort, or the MGM Grand Atlantic City, in a joint venture with Boyd Gaming Corporation on a 72-acre site located next to the Borgata. The MGM Grand Atlantic City was scheduled to open in 2012 with the largest casino floor in Atlantic City, including approximately 5,000 slot machines, 200 table games and a poker room, however, it has been reported that development work has been suspended indefinitely.

•

In March 2008, Harrah’s Entertainment, Inc., opened its new 44-story, 960-room Waterfront Tower, which represents the final phase of a $550 million expansion at Harrah’s Marina and increased Harrah’s Marina hotel room capacity to 2,590 guest rooms.

•

In February 2009, Trump Entertainment Resorts, Inc., owner of the Trump Marina, Taj Mahal and Trump Plaza properties, filed for bankruptcy under Chapter 11 for a third time. In December 2009, financier Carl Icahn announced his purchase of most of the company’s bank debt. A court decision on a bondholder reorganization plan remains pending.

•

In May 2008, Tropicana Entertainment, LLC, the parent company of the Tropicana Casino and Resort, filed for bankruptcy, and in June 2009, the court approved its sale to a group led by investor, Carl Icahn, pending regulatory approvals.

•

In November 2009, Resorts Atlantic City, Atlantic City’s first casino, reportedly received approval for the transfer of ownership of the facility to a lender group led by Credit Suisse Group A.G. in exchange for the cancellation of approximately $360 million of debt. Resorts International Hotel, Inc., will continue to operate the property.

There are no federally-recognized Indian tribes in the State of New Jersey; however, at least one state tribe, the Unalachtigo Band of the Nanticoke Lenni Lenape Nation, is reportedly seeking federal recognition and possible casino gaming. In addition, the New Jersey State Legislature has considered adding slot machines or VLTs at state racetracks.

Maine

Currently, no full-scale casino gaming operations are allowed in the State of Maine. There are four federally-recognized Indian tribes in the state, one of which, the Penobscot Tribe, operates a high stakes bingo facility in Old Town in the east central region of the state. The Penobscot Tribe and the Passamaquoddy Tribe also are attempting to gain approval for full-scale casino operations at various locations throughout the state, however, to date, such efforts have been unsuccessful. In November 2007, voters in the state rejected a proposal by the Passamaquoddy Tribe to build a racetrack, high stakes bingo parlor, hotel and casino on 700 acres in Calais, along the St. Croix River bordering New Brunswick, Canada. The proposed facility reportedly would have offered 1,500 slot machines. In the 2008 legislative session, the state legislature approved a bill allowing 100 slot machines on the Penobscot Tribe’s reservation, but that bill was vetoed by the Governor. In November 2008, voters in the state rejected a proposed non-tribal development of a $184 million casino with 1,500 slot machines, a 300-room hotel and conference center in the town of Oxford in Oxford County. None of the other federally-recognized Indian tribes in the state have negotiated a tribal-state compact or taken any other significant steps towards developing casino operations.

Penn National Gaming, Inc., operates Hollywood Slots Hotel and Raceway, a racino located in Bangor, with 1,000 slot machines and a six-story hotel.

New Hampshire

Currently, gaming is not allowed in the State of New Hampshire, however, in July 2009, the Governor issued an executive order establishing a new gambling study commission, which subsequently began hearing recommendations from consultants, including a recommendation for up to two full-scale casinos in the state. In recent years, a number of legislative initiatives seeking to expand legalized gambling activities in the state, particularly at racetracks, have been defeated. There is no federally-recognized Indian tribe in the state and no announced petition for recognition pending.

Vermont

Currently, gaming is not allowed in the State of Vermont nor are there any significant initiatives underway to legalize commercial casino gaming in the state. There is no federally-recognized Indian tribe in the state. In June 2007, the BIA issued a final determination rejecting a petition for federal recognition from the St. Francis/Sokoki Band of Abenakis in Swanton. In October 2007, the BIA dismissed, as untimely, the tribe’s request for reconsideration of that final determination.

Delaware

In May 2009, the state legislature enacted a new law, signed by the Governor, to legalize single-game sports betting and live table games in the State of Delaware. In September 2009, following a decision by the U.S. District Court of Appeals for the Third Circuit that the plan violated a 1992 federal law, a U.S. District Court judge issued a permanent injunction to prohibit the planned September 2009 commencement of single-game sports betting in the state. Under earlier rulings, only multi-game betting is allowed in the state.

Pocono Downs

The following is a summary of recent developments involving competition affecting Pocono Downs:

In July 2004, the Governor of the Commonwealth of Pennsylvania signed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, permitting up to 61,000 slot machines at 14 locations throughout the state. The Pennsylvania Gaming Act authorized slot machines at seven harness and thoroughbred racetracks and five stand-alone slot facilities. Each facility may initially install and operate up to 3,000 slot machines and can be expanded to up to 5,000 slot machines after six months of operation and upon gaining the approval of the PGCB. In addition, the legislation authorized two resort facilities with up to 500 slot machines. The Pennsylvania Gaming Act also includes prohibitions against locating facilities in close proximity to other operations, including, among other things, a prohibition against locating another harness or thoroughbred facility with slots or a stand-alone slot facility within 20 linear miles of Pocono Downs, and a prohibition against locating a resort facility within 15 linear miles of Pocono Downs. In 2009, with the support of the Governor, state legislators have debated proposals to amend the Pennsylvania Gaming Act to allow the operation of table games at slot facilities, including Pocono Downs. In December 2009, the state House and Senate each passed versions of a bill to authorize table games. According to various reports, the Governor has requested that a bill be signed into law no later than January 8, 2010 in order to avoid certain state job lay-offs. In connection with this proposed legislation, we have announced plans to add table games, as well as a potential hotel at Pocono Downs, if suitable legislation is adopted. The legislature also is considering adding additional Category Three resort facilities with up to 500 or more slot machines and authorizing bars and restaurants in the state to operate some form of gaming. Any of these proposals, if adopted, could impact Pocono Downs.

Category One slot machine licenses have been awarded to owners of the six existing racetracks in the Commonwealth of Pennsylvania: three thoroughbred racetracks, Philadelphia Park in Bensalem (approximately 115 miles southeast of Pocono Downs); Penn National Race Course in Grantville (approximately 85 miles southwest of Pocono Downs); Presque Isle Downs in Summit Township, near Erie (approximately 325 miles from Pocono Downs); and two harness racetracks, the Meadows in Meadow Lands, near Pittsburgh (approximately 300 miles from Pocono Downs), and Harrah’s Chester Casino and Racetrack in Chester (approximately 115 miles from Pocono Downs). In addition, Indianapolis-based Centaur, LLC, which had been awarded a harness racing license and had begun construction of Valley View Downs in Lawrence County, near Pittsburgh (approximately 300 miles from Pocono Downs), reportedly lost its financing in 2008. In October 2009, Centaur, LLC’s two affiliates in the Commonwealth of Pennsylvania filed for Chapter 11 bankruptcy relief.

The PGCB has awarded conditional Category Two slot machine licenses to the owners of five stand-alone slot facilities, two of which are located in Philadelphia, with a third located in Pittsburgh. The remaining two facilities selected, which are located closer to Pocono Downs and are more likely to have an impact on our Pocono Downs operations, are as follows:

•

Mount Airy, LLC was approved for a conditional Category Two slot machine license to operate a slot machine parlor at the former Mount Airy Lodge in Mount Pocono, which is approximately 40 miles from Pocono Downs. In October 2007, Mount Airy, LLC opened its $412 million Mount Airy Resort and Casino, or Mount Airy, which currently operates approximately 2,500 slot machines. In November 2007, a 188-room hotel, which includes a spa, salon and fitness center, was opened at Mount Airy. Mount Airy also operates five restaurants, three lounges and an 18-hole golf course.

•

Sands Bethworks Gaming, a partnership between BethWorks and Las Vegas Sands, Inc., was approved for a conditional Category Two slot machine license to operate a gaming facility in Bethlehem, which is approximately 70 miles from Pocono Downs. In May 2009, Sands Bethworks Gaming opened its Sands Casino Resort Bethlehem, or Sands Bethlehem, which currently operates approximately 3,250 slot machines. Sands Bethlehem also currently operates five restaurants, a multi-station food court and three lounges. Sands Bethworks Gaming’s published expansion plans include a 302-room hotel, 200,000 square feet of retail space and 48,000 square feet of meeting, convention and special event space.

In addition to existing slot operations in the Commonwealth of Pennsylvania, Pocono Downs also faces competition from the VLT facility at the Monticello Raceway in Monticello, New York. The Catskills are approximately 90 miles from Pocono Downs. Additionally, Pocono Downs faces competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs, which features a racetrack and gaming floor with 750 VLTs. Pocono Downs also faces potential competition from any full-scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. Also, in November 2008, voters in the State of Maryland passed a referendum authorizing state-licensed slot operations with up to 15,000 slot machines at up to five locations and the State of Maryland has begun the process of licensing sites for these facilities. In November 2009, voters in the State of Ohio passed a similar referendum authorizing up to four gaming facilities in that state. Since Pocono Downs is located more than 150 miles and 300 miles from any likely gaming facility in the State of Maryland or the State of Ohio, respectively, such gaming facilities would be less likely to have a direct impact on our Pocono Downs operations. The expansion of gaming in nearby states may affect overall gaming in Pennsylvania, the OTW facilities and other gaming facilities with which Pocono Downs competes for patrons.

Mohegan Tribe of Indians of Connecticut

General

The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut, and became a federally-recognized Indian tribe in 1994. The Tribe currently has approximately 1,800 members including 1,100 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun and pursuing diversification of its business interests.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council are elected on a staggered term basis and members of each Council are currently-elected for four-year terms. The terms of three members of the Council of Elders expire in October 2010, and the terms for the remaining four members will expire in October 2012. The terms for four members of the Tribal Council expire in October 2011 and the terms for the remaining five members will expire in October 2013. Members of the Tribal Council must be at least 21 years of age when elected, and members of the Council of Elders must be at least 55 years of age when elected. The members of the Tribal Council also serve as members and officers on our Management Board.

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

The Tribe may amend the provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Tribal Council and must be ratified by registered voters of the Tribe by a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, the Tribe’s Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party would have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.

The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe’s Constitution, except those matters related to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.

Gaming Disputes Court

Under the Constitution and laws of the Tribe, the Gaming Disputes Court is vested with exclusive jurisdiction over all disputes related to gaming and associated facilities on Tribal lands, including appeals from certain final administrative agency decisions. The Gaming Disputes Court is composed of a Trial Branch and an Appellate Branch. Cases tried in the Trial Branch are heard by a single judge, whose decision can be appealed to the Appellate Branch. Appeals are decided by a panel of three judges, consisting of the Chief Judge and two judges selected in rotation, and the judge whose decision is on appeal may not serve on the appellate panel. Decisions of the Appellate Branch are final, and no further appeal is available.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 59. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey also has served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 79. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as U.S. Magistrate Judge from 1975 to 1996 and was formerly Assistant U.S. Attorney for the District of Connecticut and U.S. Attorney for the District of Connecticut. He is currently an adjunct law faculty member at Western New England College School of Law, a position he has held since 1978.

Frank A. Manfredi, Judge. Age: 58. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 69. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C., from 1967 to 2003. Judge Wilson also has served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to the present.

Workers’ Compensation Department

Effective September 1, 2004, the Tribal Council established a Workers’ Compensation Department that oversees a self-administered workers’ compensation program for employees of the Tribe and us, but does not include employees of any of the Pocono Downs entities. Prior to the formation of this department, we participated in the State of Connecticut workers’ compensation program. Duties of the Workers’ Compensation Department, including judgment on claims, are performed by two commissioners retained by the Tribe.

Below is a description of certain information regarding the commissioners serving in the Workers’ Compensation Department:

Giancarlo Rossi, Chief Commissioner. Age: 60. Mr. Rossi was appointed Chief Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers’ compensation experience in Connecticut.

Louis M. Pacelli, Commissioner. Age: 55. Mr. Pacelli was appointed Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers’ compensation matters, for over 20 years in Connecticut.

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

We have three major functions. The first major function is to direct the operation, management and promotion of gaming enterprises on tribal lands and all related activities. The second major function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation to be responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third major function is to identify and evaluate various diversification opportunities in conjunction with the Tribe. These opportunities primarily include the development and/or management, ownership or investments in, other gaming enterprises through direct investment, acquisition, joint venture arrangements and loan transactions.

Government Regulation

General

Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. Our operations at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting and slot machine gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors.”

Tribal Law and Legal Systems

Applicability of State and Federal Law

Federally-recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of this tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on tribal lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

Absent the consent of the Tribe or action of Congress, the laws of the State of Connecticut do not apply to us or the Tribe. Pursuant to the federal law that settled the Tribe’s land claims in 1994, the United States and the Tribe consented to, among other things, the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.

Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies

Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the Tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. The U.S. Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which otherwise would have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.

In connection with some of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf and to the extent applicable, the Pocono Downs entities, WTG, MTGA Gaming and certain other of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).

The Indian Gaming Regulatory Act of 1988

Regulatory Authority

The operation of casinos and of all gaming on Indian land is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming revenue allocation plans for tribal members and the review of application to take land into trust for gaming) are retained by the BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The U.S. Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.

The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Class II Gaming and management contractors involved in Class III Gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of IGRA. IGRA also prohibits illegal gaming on Indian land and theft from Indian gaming facilities. The NIGC has adopted rules implementing specific provisions of IGRA, which govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain their facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees and tribal gaming facilities.

Tribal Ordinances

Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe’s ordinances and regulations regarding gaming, in addition to the provisions of the Mohegan Compact.

IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to: (1) the ownership, security, personnel background, record keeping and auditing of a tribe’s gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.

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

Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribes and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: (1) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity; (2) the gaming is not otherwise specifically prohibited on Indian lands by federal law; (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (4) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; (5) the primary management officials and key employees are tribally licensed; and (6) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met, and in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie).

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. Congress has adopted and continues to consider legislation to limit or otherwise regulate on-line gaming by U.S. residents. While the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, was signed into law on October 13, 2006, the effective date for compliance by banks and financial institutions with provisions prohibiting the processing of credit card and other electronic transactions by U.S. residents was delayed until December 1, 2009. In November 2009, just prior to that deadline, the U.S. Treasury Department and Federal Reserve Board delayed the effective date by six months, to June 1, 2010. Congress is expected to consider new legislation to establish a licensing, taxing and enforcement framework for internet gaming prior to that extended effective date.

Tribal-State Compacts

IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts for the conduct of Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of such laws and regulations, taxation by the Indian tribe of gaming activities in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of compacts, standards for the operation of gaming and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state’s expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for an indefinite duration.

IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement of both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Tribe to conduct most forms of Class III Gaming.

Tribal-state compacts have been the subject of litigation in a number of states, including Alabama, California, Florida, Kansas, Michigan, Mississippi, New Mexico, New York, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin. Tribes frequently seek to enforce the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The U.S. Supreme Court resolved this issue by holding that the Indian Commerce Clause does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.

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

In Connecticut, there has been no litigation challenging the governor’s authority to enter into tribal-state compacts. If such a suit were filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.

Possible Changes in Federal Law

Several bills have been introduced in Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.

Pennsylvania Racing Regulations

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

Material Agreements

The following is a summary of the material terms of several of our and the Tribe’s material agreements. This summary does not restate these agreements in their entirety. We urge you to read these agreements because they, and not these summaries, define our rights and obligations and the rights and obligations of the Tribe. Copies of these agreements are included as exhibits to this Form 10-K or by reference to previous filings in the schedule of exhibits hereto.

Gaming Compact with the State of Connecticut

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe’s conduct of gaming on the Tribe’s land in Connecticut. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the MPT in Connecticut and provide, among other things, as follows:

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

(2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III Gaming activities conducted on the Tribe’s lands. The first of these standards was set forth in the Mohegan Compact and approved by the State of Connecticut gaming agency. State of Connecticut gaming agency approval is required for any revision to such standards affecting gaming. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency.

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

(8) Tribal ordinances and regulations governing health and safety standards at the gaming facilities shall be no less rigorous than certain State of Connecticut standards.

(9) Service of alcoholic beverages within any gaming facility is subject to regulation by the State of Connecticut.

(10) The Tribe waives any defense which it may have by virtue of sovereign immunity with respect to any action brought by the State of Connecticut to enforce the Mohegan Compact in the United States District Court for the District of Connecticut.

In May 1994, the Tribe and the State of Connecticut entered into a MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operations consented to by the Tribe and the MPT.

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

Permitted Mortgages and Rights of Permitted Mortgagees

We may not mortgage, pledge or otherwise encumber our leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a “permitted mortgage” includes the leasehold mortgage securing our obligations under our secured financing granted by us that provides, among other things, that: (1) the Tribe will have the right to notice of, and to cure, any default by us; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the lease. As provided under the lease, each holder of a permitted mortgage has the right to notice of any default by us under the lease and the opportunity to cure such default within any applicable cure period.

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

Priority Distribution Agreement with the Tribe

On August 1, 2001, we entered into a priority distribution agreement with the Tribe, which obligates us to make monthly payments to the Tribe to the extent of our net cash flows, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, also clarifies and records the terms pursuant to which we made such payments to the Tribe prior to the effective date of the priority distribution agreement. The priority distribution agreement obligates us to make monthly priority distribution payments to the Tribe in a maximum aggregate amount of $14.0 million per calendar year, adjusted annually in accordance with the formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligation to make payments for governmental services provided by the Tribe or any payments under any other agreements with the Tribe to the extent that such agreements are permitted under our bank credit facility. See “Certain Indebtedness—Bank Credit Facility.” The monthly payments under the priority distribution agreement are our limited obligations payable only to the extent of our net cash flows and are not secured by a lien or encumbrance on any of our assets or property.

Relinquishment Agreement with Trading Cove Associates

General

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA, under which we and TCA agreed to terminate a then-existing management agreement with TCA. This termination occurred on December 31, 1999. On January 1, 2000, we assumed the day-to-day management of Mohegan Sun. To compensate TCA for terminating its management rights, we agreed to pay to TCA 5% of revenues, as defined under the relinquishment agreement, generated by Mohegan Sun during the 15-year period commencing on January 1, 2000 and ending on December 31, 2014.

Relinquishment Payments

The payments under the relinquishment agreement are divided into senior relinquishment payments and junior relinquishment payments, each of which are 2.5% of revenues (as defined under the relinquishment agreement). Senior relinquishment payments are payable quarterly in arrears and commenced on April 25, 2000, and the junior relinquishment payments are payable semi-annually in arrears and commenced on July 25, 2000. Under the relinquishment agreement, revenues are defined as gross gaming revenues (other than Class II Gaming revenue) and all other facility revenues (including hotel revenues, room service, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the Mohegan Sun Arena and convention center and all rental or other receipts from the lessees, licensees and concessionaires, but not the gross receipts of such lessees, licensees and concessionaires, and proceeds of business interruption insurance) derived directly or indirectly from the facilities (as such term is defined under the relinquishment agreement). Under the relinquishment agreement, the definition of revenues excludes revenues generated from certain expansion areas of Mohegan Sun, such as the Casino of the Wind, as such areas do not constitute “facilities” as defined under the relinquishment agreement. Accordingly, revenues generated from such areas are not subject to the relinquishment agreement.

Subordination of Relinquishment Payments/Priority Distribution to the Tribe

The relinquishment agreement provides that each of the senior and junior relinquishment payments are subordinated in right of payment to senior secured obligations, which includes our bank credit facility and capital lease obligations, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payment, as defined under the relinquishment agreement, from us to the Tribe to the extent then due.

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

Pocono Downs Purchase Agreement

In October 2004, we entered into a purchase agreement with a subsidiary of Penn National Gaming, Inc., pursuant to which we acquired the Pocono Downs entities for approximately $280.0 million. In August 2006, we entered into an amendment to the purchase agreement with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-closing termination rights, we agreed to receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We received the $7.0 million installments due in November 2007 and 2008.

In March 2009, we entered into an agreement to accelerate the remaining $16.0 million outstanding refund payments due and discount the amount of such balance to approximately $13.1 million, which we received in March 2009.

Management and Development Agreements with Other Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3.0% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures–NW and the Mohegan Tribe pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24.0% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance by the United States Department of the Interior of land into trust on behalf of the Cowlitz Tribe. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, amendment to the development agreement was amended to extend that date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, or MKGA, regarding the Menominee Project. Terms of the management agreement grant us the exclusive right and obligation to manage, operate and maintain a proposed casino and destination resort to be located in Kenosha, Wisconsin, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, WTG was formed to participate in the development of the Menominee Project. WTG consists of two members, our wholly-owned subsidiary, MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and MKGA executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million. As a result of the purchase, we and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement with the Menominee Tribe and MKGA, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including but not limited to, the United States Department of the Interior accepting new land into trust for gaming at the project site in Kenosha, Wisconsin.

Certain Indebtedness

The following is a summary of the material terms of our material debt obligations. This summary does not restate in entirety the terms of the agreements under which we incurred the indebtedness. We urge you to read these agreements because they, and not these summaries, define our rights and obligations, and, in some cases, those of the Tribe. Some of these agreements are included as exhibits to this Form 10-K or by reference to previous filings in the schedule of exhibits hereto.

Bank Credit Facility

In December 2008, we amended our bank credit facility pursuant to a third amended and restated loan agreement. As of September 30, 2009, the bank credit facility provided for up to $850.0 million of borrowing capacity, consisting of a $150.0 million term loan and $700.0 million of revolving commitments, from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. As of September 30, 2009, the term loan under the bank credit facility amortized at a rate of $750,000 per quarter until June 30, 2010, at which time the amortization rate was to increase to $30.0 million per quarter (with an automatic and permanent reduction of the revolving commitments by such amount following repayment). The maturity date of the bank credit facility is March 9, 2012, upon which date the remaining balances outstanding are payable. See below for further discussion of the bank credit facility as amended by subsequent event.

As of September 30, 2009, there was $713.0 million drawn on the bank credit facility, which was comprised of a $147.0 million term loan and $566.0 million in revolving loans. The revolving loans outstanding as of September 30, 2009 reflect the repayment of our 2003 senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility. As of September 30, 2009, the amount under letters of credit issued pursuant to the bank credit facility totaled $4.6 million, of which no amounts were drawn. Inclusive of the term loan and letters of credit which reduce borrowing availability, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $129.4 million of borrowing capacity under the bank credit facility as of September 30, 2009.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the applicable rate based on either the applicable pricing period as set forth under the bank credit facility or our total leverage ratio, depending on whether the term loan remains outstanding (as each term is defined under the bank credit facility). We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. As of September 30, 2009: (1) the applicable rate for base rate loans was between 2.25% and 3.25% if the term loan remains outstanding, and between 0.75% and 2.25% after full repayment of the term loan; (2) the applicable rate for Eurodollar rate loans was between 3.50% and 4.50% if the term loan remains outstanding, and between 2.00% and 3.50% after full repayment of the term loan; and (3) the applicable rate for commitment fees was 0.50% if the term loan remains outstanding, and between 0.20% and 0.50% after full repayment of the term loan. The base rate is the higher of Bank of America’s announced prime rate, the LIBOR rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2009, we had $713.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2009 were comprised of: (1) a $147.0 million term loan based on a one-month Eurodollar rate of 0.25% plus an applicable rate of 3.75%, and (2) $566.0 million in revolving loans based on a one-month Eurodollar rate of 0.24% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of September 30, 2009.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures.

The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally-recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun and the Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our and our guarantor subsidiaries’ assets to non-guarantor entities, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit us and our guarantor subsidiaries’ ability to extend credit, make investments or commingle our assets with assets of the Tribe.

As of September 30, 2009, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

On October 26, 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11 1/2% per annum, or the 2009 second lien senior secured notes. The net proceeds from this financing were used to repay, among other things, the existing term loan under the bank credit facility, in full, as well as $41.0 million of revolving loans, including a $25.0 million permanent reduction in the revolving commitments. Concurrently with the issuance of the 2009 second lien senior secured notes, we entered into an amendment to the terms of the bank credit facility. Among other things, the amendment: (1) modified our maximum total leverage and senior leverage ratio covenants; (2) provided the ability to obtain a release from liens securing the bank credit facility of a portion of the land on which Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (3) modified the terms of our covenant relating to the incurrence of permitted indebtedness to allow us or our subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Pocono Downs; (4) modified the terms of our permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of licensing fees associated with those operations; (5) permanently reduced the revolving commitments by $25.0 million; and (6) modified the applicable pricing rates as follows: (a) the applicable rate for base rate loans will be between 1.25% and 2.75%, and (b) the applicable rate for Eurodollar rate loans will be between 2.50% and 4.00%.

Upon the repayment of the $147.0 million term loan with proceeds from the issuance of the 2009 second lien senior secured notes and the $25.0 million permanent reduction in revolving commitments, the total commitment of the bank credit facility was reduced from $850.0 million to $675.0 million.

2005 6 1/8% Senior Unsecured Notes

In February 2005, we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior unsecured notes mature on February 15, 2013. The first call date for the 2005 senior unsecured notes was February 15, 2009. Interest on the 2005 senior unsecured notes is payable semi-annually on February 15th and August 15th. The 2005 senior unsecured notes are uncollateralized general obligations, which are effectively subordinated, to the extent of the collateral, to all of our existing and future senior secured indebtedness, including the bank credit facility and the 2009 second lien senior secured notes. The 2005 senior unsecured notes rank equally in right of payment with the 2009 second lien senior secured notes and our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing and rank senior to our junior relinquishment payment obligations under the relinquishment agreement that are then due and owing, the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes. The 2005 senior unsecured notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

2001 8 3/8% Senior Subordinated Notes

In July 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8.375% per annum, or the 2001 senior subordinated notes. The proceeds from this financing were used to pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 senior subordinated notes is payable semi-annually on January 1st and July 1st. The 2001 senior subordinated notes mature on July 1, 2011. The first call date for the 2001 senior subordinated notes was July 1, 2006. The 2001 senior subordinated notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior unsecured notes, the 2009 second lien senior secured notes and, in a liquidation, bankruptcy or similar proceeding, our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes rank equally with the 2002 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and our junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2001 senior subordinated notes are fully and unconditionally guaranteed solely by MBC.

In August 2004, we completed a cash tender offer and consent solicitation to repurchase any or all of the outstanding 2001 senior subordinated notes. As part of the tender offer, we solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 senior subordinated notes, which substantially eliminated all of the restrictive covenants thereunder. At such time, the aggregate principal amount of the 2001 senior subordinated notes tendered was $133.7 million.

We or our affiliates may, from time to time, seek to purchase or otherwise retire the remaining 2001 senior subordinated notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of our outstanding indebtedness. Any such transactions will depend on prevailing market conditions, our liquidity, covenant restrictions and other factors.

2002 8% Senior Subordinated Notes

In February 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8.000% per annum, or the 2002 senior subordinated notes. The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1st and October 1st. The 2002 senior subordinated notes mature on April 1, 2012. The first call date for the 2002 senior subordinated notes was April 1, 2007. The 2002 senior subordinated notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior unsecured notes, the 2009 second lien senior secured notes and, in a liquidation, bankruptcy or similar proceeding, our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and our junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2002 senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

2003 6 3/8% Senior Subordinated Notes

In July 2003, we issued $330.0 million senior subordinated notes with fixed interest payable at a rate of 6.375% per annum, or the 2003 senior subordinated notes. The proceeds from this financing were used to repurchase substantially all of the outstanding 8.75% senior subordinated notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 senior subordinated notes was payable semi-annually on January 15th and July 15th. The 2003 senior subordinated notes matured on July 15, 2009, at which time we repaid the 2003 senior subordinated notes with proceeds from the bank credit facility. As of September 30, 2008, in accordance with authoritative guidance issued by the FASB pertaining to the classification of short-term obligations expected to be refinanced, we classified the 2003 senior subordinated notes as long-term debt for financial reporting purposes based on our intent and ability to refinance this debt on a long-term basis through the use of proceeds from the bank credit facility. The 2003 senior subordinated notes were uncollateralized general obligations and were subordinated to the bank credit facility, the 2005 senior unsecured notes and, in a liquidation, bankruptcy or similar proceeding, our senior relinquishment payment obligations under the relinquishment agreement that were then due and owing. The 2003 senior subordinated notes ranked equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes, the 2005 senior subordinated notes and our junior relinquishment payment obligations under the relinquishment agreement that were then due and owing. The 2003 senior subordinated notes were fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

2004 7 1/8% Senior Subordinated Notes

In August 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7.125% per annum, or the 2004 senior subordinated notes. The net proceeds from this financing, together with

$130.0 million of availability under the then existing bank credit facility, were used to repurchase substantially all of the outstanding 2001 senior subordinated notes and substantially all of the outstanding 1999 senior notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 senior subordinated notes mature on August 15, 2014. The first call date for the 2004 senior subordinated notes was August 15, 2009. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15th and August 15th. The 2004 senior subordinated notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior unsecured notes, the 2009 second lien senior secured notes and, in a liquidation, bankruptcy or similar proceeding, our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2004 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2005 senior subordinated notes and our junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2004 senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

2005 6 7/8% Senior Subordinated Notes

In February 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes. The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 senior subordinated notes mature on February 15, 2015. The first call date for the 2005 senior subordinated notes is February 15, 2010. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15th and August 15th. The 2005 senior subordinated notes are uncollateralized general obligations and are subordinated to the bank credit facility, the 2005 senior unsecured notes, the 2009 second lien senior secured notes and, in a liquidation, bankruptcy or similar proceeding, our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes rank equally with the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes and our junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2009, we and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

Line of Credit

As of September 30, 2009, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit was amended in May 2009 to reduce the commitment from $25.0 million to $18.0 million and extend the maturity date from May 14, 2009 to May 14, 2010. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2009, we had $12.2 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of September 30, 2009, we were in compliance with all covenant requirements under the line of credit and had $5.8 million of borrowing capacity thereunder.

Letters of Credit

As of September 30, 2009, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs entities, overdue amounts for purses due to horsemen at the Pocono Downs entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the PGCB, and two in connection with road work at the Pocono Downs facilities. The letters of credit expire(d) on various dates from November 2009 through September 2010, subject to renewals. As of September 30, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2009, Salishan-Mohegan entered into an amendment to the terms of its then existing $25.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, dated October 17, 2006. Among other things, the amendment reduced the total commitment of the credit facility from $25.0 million to $17.0 million, extended the maturity date from September 30, 2009 to September 30, 2010 and modified the applicable pricing rates. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, or 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. In connection with the amendment, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan credit facility. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2009, Salishan-Mohegan had $13.3 million in base rate loans and no Eurodollar rate loan outstanding. The loans outstanding at September 30, 2009 were based on a base rate of 3.25% plus a spread of 2.50%. The applicable rate for commitment fees was 0.50% as of September 30, 2009. As of September 30, 2009, Salishan-Mohegan had $3.7 million of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note

On September 30, 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan credit facility in connection with the September 30, 2009 amendment to the Salishan credit facility, as further described above. The promissory note executed by Salishan-Mohegan in favor of the Tribe, or the Mohegan Tribe promissory note, provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity.

Environmental Matters

The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. United Nuclear Corporation’s facility was officially decommissioned in June 1994 when the Nuclear Regulatory Commission confirmed that all licensable quantities of such nuclear material had been removed from the site and that any residual contamination from such material was remediated according to the Nuclear Regulatory Commission approved decommissioning plan.

From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Environmental Protection, or the DEP, reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEP approved United Nuclear Corporation’s remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soils and additional investigation were completed to achieve the DEP’s cleanup criteria and demonstrate that the remaining soils complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to the data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEP has reviewed and approved the cleanup activities at the site, and, as part of the DEP’s approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to ensure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation’s environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department of the Interior for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation’s activities on the property.

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2009, 2008 and 2007, any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions at Pocono Downs facility for which corrective actions were necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of July 2008, Downs Racing has completed its remediation project and by all indications, remediation measures are functioning appropriately. In addition, in the summer of 2008, Pocono Downs was contacted by the Pennsylvania Department of Environmental Protection, or PA DEP, regarding permitting and other procedures for the management of the manure produced by the large volume of horses at the facility. Pocono Downs is currently completing the permitting process through the PA DEP and will evaluate additional measures that may be required or desired with respect to management of manure produced at its harness horseracing facility.

Employees and Labor Relations

As of September 30, 2009, the Connecticut entities employed approximately 7,965 full-time employees and 1,675 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2009, the Pocono Downs entities employed approximately 775 full-time employees and 330 part-time and on-call employees. Certain of our Pocono Downs employees are represented under collective bargaining agreements between Downs Racing, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, and Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2010 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2012 and relates to truck drivers and maintenance employees.

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

Risks Related to Our Business

Our substantial indebtedness could adversely affect our financial condition.

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2009, our debt totaled $1.63 billion. As of September 30, 2009, there was $713.0 million drawn on the bank credit facility, which was comprised of a $147.0 million term loan and $566.0 million in revolving loans. Inclusive of the term loan and letters of credit which reduce borrowing availability, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $129.4 million of borrowing capacity under the bank credit facility as of September 30, 2009. After also taking into consideration our October 26, 2009 issuance of $200.0 million second lien senior secured notes and the use of proceeds therefrom for repayment of the $147.0 million term loan and $41.0 million of revolving loans (including a $25.0 million permanent reduction in the revolving commitments), our borrowing capacity under the bank credit facility approximated $145.4 million as of September 30, 2009.

Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to adverse economic, industry and competitive conditions;

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

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt and lease obligations; and

•

limit, along with the financial and other restrictive covenants in our outstanding indebtedness, the ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

In addition, our bank credit facility and the indentures governing our existing senior and senior subordinated notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.

Our failure to generate sufficient cash flows could prevent us from fulfilling our debt service obligations, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future. This, to a certain extent, is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us under our bank credit facility or from other sources, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness.

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

There is also a risk that the banks that participate in our bank credit facility may not be able to perform when we request additional funds to be advanced to us under our bank credit facility. If funds are not available to be drawn under the terms of the bank credit facility we may not be able to secure additional financing.

Our diversification efforts may not be successful.

We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in the states of Washington (the Cowlitz Project) and Wisconsin (the Menominee Project) and in the Commonwealth of Massachusetts. Each of these efforts requires various levels of regulatory approval prior to development of the proposed projects, and a failure to achieve any of these approvals may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.

An entity’s ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming.

Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, and to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs entities, WTG and MTGA Gaming have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, a claimant may not have any remedy against us, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs entities, WTG or MTGA Gaming for violations of federal securities laws.

Disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law, and some courts have ruled that an Indian tribe is not a citizen of any state for purposes of obtaining federal diversity jurisdiction. Without our consent, state courts may not exercise jurisdiction over disputes with us arising on the Mohegan reservation. In addition, the Tribe’s Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no federal or state court forum with respect to a dispute.

If an event of default occurs in connection with our indebtedness, no assurance can be given that a forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of Tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe’s officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land. Additionally, although we do not presently hold any fee interest in real property, if we did in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.

The non-impairment provision of the Tribe’s Constitution is subject to change.

Unlike states, the Tribe is not subject to the U.S. Constitution’s provision restricting governmental impairment of contracts. The Tribe’s Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by a vote of 75% of the Tribe’s registered voters to impair the obligation of such contracts.

We and the Guarantors are controlled by a tribal government and may not necessarily be operated in the same way as if we and they were privately owned for-profit businesses.

We and the guarantors are subject to control by the Tribe. Our Management Board is comprised of the same nine members of the Mohegan Tribal Council, the governing body of the Tribe, with legislative and executive authority. As a sovereign government, the Tribe is governed by elected officials who have a responsibility for the welfare of all members of the Tribe. In making decisions relative to us and the guarantors, these officials may consider the interests of their electorate, instead of pure economic or other business factors.

Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.

Any rights as a creditor in a bankruptcy, if applicable, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of any other subsidiary that is not a guarantor, the Tribe or its other affiliates.

We, the Tribe and our wholly-owned subsidiaries may not be subject to the federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries’ assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.

We, the Tribe and our wholly-owned subsidiaries may not be subject to, or permitted to seek protection under, the federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Tribe, may not be a “person” eligible to be a debtor under the U.S. Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our assets or other action under federal bankruptcy laws. Also, the Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors’ payments and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territory in which we and our subsidiaries carry on business.

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

The bank credit facility also requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined under the bank credit facility. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our obligations.

Our indentures also require us to maintain a fixed charge coverage ratio, as defined therein. If these ratios are not maintained, it may not be possible for us to borrow additional funds to meet our obligations.

Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of the required repayment of some or all of the then-outstanding amounts of such debt and an inability to make debt service payments.

Continued weakness or a further downturn in the United States economy could negatively impact our financial performance.

During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities that we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn.

The current global economic recession has negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Pocono Downs. Continued adverse economic conditions such as a prolonged regional, national or global general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.

The loss of a key management member could have a material adverse effect on us, Mohegan Sun and the Pocono Downs entities.

Our success depends in large part on the continued service of key management personnel, particularly Mitchell Grossinger Etess, Chief Executive Officer of the Authority and Chief Executive Officer and President of Mohegan Sun, Jeffrey E. Hartmann, Chief Operating Officer of the Authority and Executive Vice President and Chief Operating Officer of Mohegan Sun, Leo M. Chupaska, Chief Financial Officer of the Authority, and Robert J. Soper, President and General Manager of the Pocono Downs entities. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on our business, operating results and financial condition. The key management personnel are currently retained pursuant to employment agreements.

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

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions at the Pocono Downs facility for which corrective actions were necessary to bring the property into compliance with applicable laws and regulations, including measures relating to a previously closed landfill at the site. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of July 2008, Downs Racing has completed its remediation project and by all indications, remediation measures are functioning appropriately. In addition, in the summer of 2008, Downs Racing was contacted by the PA DEP regarding permitting and other procedures for the management of the manure produced by the large volume of horses at the facility. Downs Racing is currently completing the permitting process through the PA DEP and will evaluate additional measures that may be required or desired with respect to management of manure produced at its harness horseracing facility.

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

The existing gaming industry in our market areas is highly competitive. Mohegan Sun primarily competes with Foxwoods Resort Casino, including MGM Grand at Foxwoods, which opened in May 2008, or collectively Foxwoods, owned and operated by the MPT. Foxwoods is approximately ten miles from Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 15 years.

In addition to Foxwoods, we also face competition from existing casinos and other gaming operations elsewhere in our market areas and potentially from on-line gaming.

While Mohegan Sun and Foxwoods are the only two legally authorized gaming operations in New England offering traditional slot machines and table games, we also currently face competition from casinos in Atlantic City, New Jersey and several casinos and gaming facilities located on Indian tribal lands in the State of New York and Video Lottery Terminal, or VLT, facilities in the states of New York and Rhode Island, as well as potential competition from prospective gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. We also face existing and future competition in and from the Pennsylvania gaming market, both in the immediate market for Pocono Downs, and for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region.

In addition, congressional leaders are considering legislation to establish a licensing, taxing and enforcement framework for internet gaming, and, in November 2009, the U.S. Treasury Department and Federal Reserve Board delayed the December 1, 2009 effective date for financial institutions to comply with the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, by six months. Unless delayed further or amended, the UIGEA is scheduled to restrict credit card companies from processing on-line poker and other gaming transactions from United States’ cardholders effective June 1, 2010; however, no assurances can be made that the effectiveness of the UIGEA will not be further delayed or that the restrictions contained in the UIGEA will be implemented.

Mohegan Sun competes directly for customers with resort casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun and may benefit from available mass transit options. Moreover, several Atlantic City properties have completed or are undergoing renovation and expansion, which could make them more attractive destinations and divert potential customers from Mohegan Sun.

New York has six federally-recognized Indian tribes located in the central, northern and western parts of the state. Three of these tribes, the Oneida Nation of New York, the Seneca Nation and the St. Regis Mohawk Tribe of New York, currently engage in casino gaming. There are several active proposals for tribally-owned casinos in the Catskills region of New York, which under state legislation adopted in 2001, is permitted to host up to three tribal casinos, or the expansion of state-licensed VLT gaming and racino facilities in the region. In addition, the Shinnecock Indian Nation, a state-recognized tribe based on Long Island, recently received preliminary federal recognition from the BIA and is expected to receive a final decision on recognition before June 2010. If federally-recognized, the Shinnecock Indian Nation is expected to pursue one or more forms of gaming in the

State of New York. Any of these projects, if successful, could add significant casino space and hotel rooms to the Northeastern United States gaming market and divert potential customers from Mohegan Sun and Pocono Downs.

Also, in New York, the state lottery has taken the legal position that electronic versions of roulette, baccarat, blackjack and craps are legal in the state and may be introduced as early as 2010. Additionally, the Governor of New York reopened the bidding process for a developer to build and operate VLTs at Aqueduct Racetrack, with that facility expected to open within two years.

Two facilities located in Rhode Island operate an aggregate of approximately 6,200 VLTs.

New market entrants in our market areas could adversely affect our operations and our ability to meet our financial obligations.

Under current law, outside of Atlantic City, New Jersey, full-scale commercial casino gaming in the Northeastern United States may be conducted only by federally-recognized Indian tribes operating under federal Indian gaming laws or on cruise ships in international waters. In recent years, there has been an increase in the number of Indian tribes seeking to engage in commercial casino gaming, including full-scale commercial casinos, in the Northeastern United States and efforts have continued by a number of individual groups seeking to obtain federal recognition as Indian tribes so that they may engage in commercial casino gaming in the Northeastern United States. These efforts are ongoing in Connecticut, Maine, Massachusetts, New York and Rhode Island.

In addition, a number of states, including Maine, Massachusetts, New Hampshire, Rhode Island and New York, have considered or are considering legalization of one or more forms of commercial casino gaming by non-Indians in one or more locations, and Maryland and Ohio have authorized slot machine facilities by voter referendum. Based on internal analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. In Massachusetts, where we are seeking to operate commercial casino gaming, if legalized, we are unable to predict if we will be successful in our efforts. We are also unable to predict whether any of the efforts discussed above by other federally recognized Indian tribes, individual groups attempting to gain federal recognition as Indian tribes or legalization of commercial casino gaming by non-Indians will lead to the establishment of additional commercial casino gaming operations in the Northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenue and operating results that could adversely affect our cash flows.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between the months of May and August. Similarly, the heaviest gaming activity has occurred at Mohegan Sun between the months of May and August. As a result of these seasonal fluctuations, we likely will continue to experience seasonal variations in our quarterly revenue and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenue and operating results could adversely affect our overall financial condition.

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

The current global economic recession has had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel’s financial performance and results of operations.

Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our debt service obligations.

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2009, we paid $61.7 million in relinquishment payments.

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

Our renovation projects may face significant inherent risks that could adversely affect our financial condition.

Construction costs and completion dates for our renovation projects are based on budgets, design documents and schedule estimates prepared with the assistance of architects, contractors and consultants. Such projects are inherently subject to significant development and construction risks, which could cause unanticipated cost increases. These include the following:

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

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the ongoing national economic recession. We currently are evaluating our options with respect to development of the suspended elements, including a new hotel; however, we can provide no assurance as to if or when the suspended elements will resume or the effects that such delay will have on our business, operations or financial condition. As of September 30, 2009, we had incurred approximately $83.3 million for the suspended elements of Project Horizon and we estimate approximately $1.7 million in additional costs related thereto. During the fourth quarter ended September 30, 2009, we expensed $4.5 million of costs related to the suspended elements as such assets did not have any future use to us.

The risks associated with operating an expanded facility and managing its growth could have a material adverse effect on Mohegan Sun’s future performance.

With the opening of Casino of the Wind and Sunrise Square, we have a larger amount of gaming space, more entertainment venues and retail space than previously. If we complete the suspended elements of Project Horizon, we also will have a new hotel and additional retail space. There can be no assurance that we will be successful in integrating the new amenities into Mohegan Sun’s current operations or in managing the expanded resort. The failure to integrate and manage the new services and amenities successfully could have a material adverse effect on our results of operations and our ability to meet our debt service obligations with respect to our outstanding indebtedness.

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

Currently, the operation of all gaming on Indian lands is subject to IGRA. In past years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with IGRA. Some of the proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian gaming operations such as Mohegan Sun. Legislation also has been proposed; however, which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our debt service obligations would be materially and adversely affected.

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

A change in our current tax-exempt status, and that of our subsidiaries, could reduce our cash flow and have a material adverse effect on our ability to meet our debt service obligations.

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

Risks Related to Pocono Downs

The adoption of modifications to the Pennsylvania Race Horse Development and Gaming Act could result in changes to the rules and regulations under which gaming is conducted in the Commonwealth, which in turn could negatively impact our operations and expected profitability.

In the Commonwealth of Pennsylvania, the addition of table games at existing gaming facilities in the state, the licensing of additional resort hotel gaming facilities, which under existing law may offer up to 500 slot machines, and the licensing of video-poker at restaurants, private clubs and bars throughout the state, are under consideration by the state legislature. Since slot machine gaming is a relatively new industry in the Commonwealth of Pennsylvania and table gaming, if adopted, will be even newer, the legislature is likely to review and consider amendments to the Pennsylvania Gaming Act in future legislative sessions. As with any gaming operation, changes in applicable laws or regulations could limit or materially affect the types of gaming we may conduct or the services we may provide at Pocono Downs. If any legislation or legal challenges were to succeed, our ability to continue to operate a gaming site at Pocono Downs could be adversely affected.

If Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows to fulfill our debt service obligations relating to the acquisition and our development activities.

Two facilities operate close to Pocono Downs and are more likely than the other licensed slot operations to have an impact on our Pocono Downs operations. These two facilities are the Mount Airy Resort and Casino in Mount Pocono, approximately 40 miles from Pocono Downs, and Sands Bethlehem, in Bethlehem, approximately 70 miles from Pocono Downs.

In addition to the current and future slot facilities in Pennsylvania, including two proposed facilities seeking approval in Philadelphia, Pocono Downs faces competition from a VLT gaming facility at Monticello Raceway in Monticello, New York and also from any full-scale casino gaming operation that is ultimately developed by an Indian tribe in the Catskills region. The Catskills are approximately 90 miles from Pocono Downs. Pocono Downs also faces competition from Tioga Downs Racetrack in Nichols, New York, approximately 100 miles from Pocono Downs, which operates a racetrack and gaming floor with 750 VLTs. Also, while the states of Maryland and Ohio are not in the immediate Pocono Downs market, expanded gaming in those states, authorized by voter referendum, may affect overall gaming in Pennsylvania, the OTW facilities and other gaming facilities with which Pocono Downs competes for patrons.

We are uncertain of the impact these racetracks and planned commercial casino gaming operations will have on our operations and our ability to meet our financial obligations.

Our operations of the Pocono Downs business subject us to regulation by the Pennsylvania Gaming Control Board and Pennsylvania’s State Harness Racing Commission.

As owners and operators of the Pocono Downs gaming and entertainment facility offering slot machine gaming, live harness racing and off-track wagering in the Commonwealth of Pennsylvania, we are subject to extensive state regulation by the Pennsylvania Gaming Control Board, or the PGCB, the Harness Racing Commission and other state regulatory bodies such as the liquor control board. Applicable rules and regulations may require that we obtain and renew periodically a variety of registrations, permits and approvals to conduct our operations. Regulatory bodies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke a license to conduct our operations as we intend to conduct them. We cannot assure you that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our business in Pennsylvania as we intend to conduct it. Any of these events, or any changes in applicable laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Pocono Downs.

Under the Pennsylvania Gaming Act, the PGCB has broad authority to regulate gaming activities. Slot machine gaming is still a new industry in Pennsylvania and many of the rules and regulations governing gaming are still evolving. New or changing regulations could adversely affect our gaming operations at Pocono Downs.

Assessments for regulatory costs may negatively impact our operating results.

Under the Pennsylvania Gaming Act, the Pennsylvania Department of Revenue and the PGCB have the right to assess certain regulatory costs against slot machine operators. The amount of such costs and the allocation methodology for assessing licensed facilities has not been finalized in regulations. These assessments could adversely affect our operating results at Pocono Downs.

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

In connection with the purchase of the Pocono Downs entities, we acquired Pocono Downs, a harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania. The harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has a 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Pocono Downs, the first slot machine facility in the Commonwealth of Pennsylvania, was opened at the Pocono Downs racetrack in November 2006. In addition, we also acquired the OTW facility located in Carbondale, Erie, which was subsequently sold to a third party in July 2007, and Lehigh Valley (Allentown), and we lease the East Stroudsburg and Hazleton facilities. The Lehigh Valley OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

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

In November 2006, we formed a wholly owned subsidiary, Mohegan Golf, to purchase and operate a golf course in southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club, Inc., which included a golf course located in Sprague and Franklin, Connecticut. The club was renamed Mohegan Sun Country Club at Pautipaug and first opened under the ownership of Mohegan Golf in June 2007.

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

Item 6. Selected Financial Data.

The selected financial data shown below for the fiscal years ended September 30, 2009, 2008 and 2007 and as of September 30, 2009 and 2008, have been derived from our consolidated financial statements included in this Form 10-K. The selected financial data shown below for the fiscal years ended September 30, 2006 and 2005 and as of September 30, 2007, 2006 and 2005 have been derived from our financial statements for those years, which are not included in this Form 10-K. The financial information shown below should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial and statistical data included in this Form 10-K. Amounts shown in the following table are in thousands.

	As of or for the Fiscal Years Ended September 30,
	2009		2008	2007	2006		2005
Operating Results:
Gross revenues	$1,572,714		$1,707,738	$1,751,912	$1,547,971		$1,454,066
Promotional allowances	(117,597)		(135,555)	(131,846)	(124,917)		(125,148)

Net revenues	$1,455,117		$1,572,183	$1,620,066	$1,423,054		$1,328,918

Income from operations (1)	$242,746		$263,366	$292,568	$249,232		$139,136
Total other expense (2)	(125,394	)(3)	(116,835)	(120,670)	(94,882	)(4)	(116,211)

Income from continuing operations before minority interests	117,352		146,531	171,898	154,350		22,925
Minority interests	1,992		2,729	648	420		514

Income from continuing operations	119,344		149,260	172,546	154,770		23,439
Total income from discontinued operations (5)	-		-	21	147		228

Net income	$119,344		$149,260	$172,567	$154,917		$23,667

Other Data:
Interest expense, net of capitalized interest	$109,689		$93,793	$94,363	$90,928		$88,011
Capital expenditures	$93,532		$383,688	$162,195	$101,920		$50,991
Net cash flows provided by operating activities	$171,811		$170,316	$284,403	$254,260		$247,075

Balance Sheet Data:
Total assets	$2,295,083		$2,362,905	$2,079,977	$1,914,357		$1,856,868
Long-term debt and capital lease obligations	$1,609,215		$1,528,991	$1,276,109	$1,225,804		$1,226,348

(1)	Total operating costs and expenses, included in income from operations include non-cash relinquishment liability reassessment credits of $45.7 million and $68.9 million for the fiscal years 2009 and 2008, respectively, and non-cash relinquishment liability reassessment charges of $3.0 million, $39.4 million and $123.6 million for the fiscal years 2007, 2006 and 2005, respectively. A discussion of our accounting for the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Form 10-K.
(2)	For the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005, total other expense includes $20.4 million, $27.1 million, $29.8 million, $30.7 million and $27.5 million, respectively, for the accretion of discount to the relinquishment liability, to reflect the impact of the time value of money. A discussion of our accounting for the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Form 10-K.
(3)

Includes an $8.5 million gain on early extinguishment of debt in connection with a repurchase of $14.3 million of our outstanding 2001 8 3/8 % senior subordinated notes due July 1, 2011. A discussion of this transaction may be found in Note 6 to our consolidated financial statements, beginning on page F-1 of this Form 10-K. Also includes $4.5 million in asset write-offs related to previously capitalized Project Horizon costs. A discussion of this transaction may be found in Note 10 to our consolidated financial statements, beginning on page F-1 of this Form 10-K.

(4)	Includes a non-cash gain of $24.5 million in connection with an amendment to the purchase agreement for Pocono Downs. A discussion of this transaction may be found in Note 10 to our consolidated financial statements, beginning on page F-1 of this Form 10-K.
(5)	A discussion of our accounting for discontinued operations may be found in Note 16 to our consolidated financial statements, beginning on page F-1 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K, Item I. Business and Item 6. Selected Financial Data.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or the IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW, located elsewhere in Pennsylvania, collectively the Pocono Downs entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2009, Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 190 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including Birches Bar & Grill, an approximately 200-seat full-service restaurant, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana, operated by a third-party, and the recently opened Fidelia’s Market, a 123-seat multi-station food court, operated by us and third parties, for a total seating of approximately 2,000;

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•	four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars; and

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area offering 46 table games.

Casino of the Sky

As of September 30, 2009, Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including a full-service restaurant, a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court, operated by third parties, for a total seating of approximately 2,600;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high limit table games suite;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of September 30, 2009, Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 700 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room; and

•

20,000 square feet of dining and retail amenities, including a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant, operated by a third-party, and Chief’s Deli, a casual dining restaurant operated by us.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter Entrance. As of September 30, 2009, two of the components, Sunrise Square and Casino of the Wind, have been completed. Additionally, the Winter Parking Garage improvements, surface parking lots, site development and road improvements were completed as of September 30, 2009.

Sunrise Square was completed in August 2007 and includes 9,800 square feet of gaming space offering 46 table games, a 3,500-square-foot bus lobby and a 4,000-square-foot Hong Kong-style food outlet.

Casino of the Wind was completed in August 2008 and adds approximately 45,000 square feet of gaming space, approximately 700 slot machines, 30 table games and a 42-table themed poker room, as well as approximately 20,000 square feet of dining and retail amenities.

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. The costs incurred for the suspended elements were related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. We are currently evaluating our options with respect to the development of the suspended elements, including the new hotel; however, we can provide no assurance as to if or when the suspended elements will resume. The specific factors that we will consider in determining the feasibility of the suspended elements include our financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in early July 2009. The renovated Winter Entrance incorporates new food and beverage facilities, including: Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a quick-serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok and Chief’s Bagels, Subs & Sweets. Additionally, Bobby Flay’s Bar American and The Original SoupMan were opened in November 2009. Bobby Flay’s Bar Americain is located in the area previously occupied by Fidelia’s Restaurant. The Original SoupMan is located in Fidelia’s Market. Estimated remaining project costs relating to the Winter Entrance consist primarily of costs to complete the theming of the Winter Entrance.

As of September 30, 2009, a breakdown of project costs incurred, estimated remaining project costs and total project costs for the various Project Horizon elements, was as follows:

(in millions, excluding capitalized interest)	Project Costs Incurred	Estimated Remaining Project Costs (1)	Total Project Costs
Components Completed or In Process:
Sunrise Square	$16.7	$-	$16.7
Casino of the Wind	111.3	-	111.3
Property Infrastructure	37.2	-	37.2
Winter Parking Garage Improvements	3.4	-	3.4
Winter Entrance	35.6	12.4	48.0

Subtotal	204.2	12.4	216.6
Components Suspended:
Earth Expansion	81.1	1.7	82.8
New Parking Garage	2.2	-	2.2

Subtotal	83.3	1.7	85.0

Total	$287.5	$14.1	$301.6

(1)	Anticipated to be incurred in fiscal 2010.

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

Pocono Downs

Through Downs Racing, we own and operate the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs situated on a 400-acre site in Plains Township, Pennsylvania, and OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley OTW is a 28,000-square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

Downs Racing completed the 2009 harness racing season at Pocono Downs in November 2009 and will continue its harness racing activities when the 2010 racing season begins in the spring of 2010. Year-round simulcast pari-mutuel racing activities also are conducted at Pocono Downs and the OTW facilities. Construction of a new paddock, adjacent to the racetrack, was completed in April 2009.

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

Pocono Downs opened Project Sunrise on July 17, 2008. Pocono Downs offers approximately 2,500 slot machines and electronic table games and several dining options including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court, including: Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck and Ben & Jerry’s Ice Cream. Pocono Downs also offers a wide array of retail amenities, including: Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Pocono Downs logo store. Project Sunrise also added three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar. In addition, the food court that previously operated in the Phase I facility has been renovated as a 275-seat banquet and meeting venue, which opened in October 2008. The renovated facility now serves as a multi-purpose venue. The final cost of Project Sunrise, including the Phase I renovation, is anticipated to be approximately $198.0 million, excluding capitalized interest.

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

Other Diversification Projects

The Tribe has determined that it is in its long-term best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe receive and evaluate various proposed business opportunities. These opportunities primarily include the proposed development and management of, investment in, or proposed ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the developments described below, we and the Tribe are currently exploring other opportunities; there is no assurance, however, that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in a proposed development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project, and owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the securing of financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance by the United States Department of the Interior of land into trust on behalf of the Cowlitz Tribe. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend that date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

In May 2008, the Bureau of Indian Affairs, or BIA, published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC, regarding lands to be taken into trust. In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the Secretary of the Interior takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. Based on this opinion by the NIGC, the additional analysis called for under the May 2008 rule is not expected to apply to the BIA’s decision in connection with the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement, or Final EIS, for the Cowlitz Project site.

In February 2009, the U.S. Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.              (2009) or the Carcieri decision). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so, based on the Carcieri decision, the tribe must establish that it was under federal jurisdiction in 1934 by separate means. In September 2009, following earlier congressional hearings on the Carcieri decision, the Chairman of the Senate Indian Affairs

Committee introduced legislation to reverse the impact of the decision and reaffirm the authority of the Secretary of the Interior to take land into trust for Indian tribes regardless of when the tribe was recognized by the federal government. On December 17, 2009, the full Senate Indian Affairs Committee passed the bill. We believe that the Cowlitz Tribe, as a federally-recognized but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, we can provide no assurance in this regard.

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

In March 2007, Wisconsin Tribal Gaming, LLC, or WTG, was formed to participate in the Menominee Project. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, or MVW, which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, or MV, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC, for consideration of $6.4 million. The development agreement provides for certain development fees of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the proposed casino, which are to be paid to WTG and distributed to the Authority and the Mohegan Tribe, through MVW and MV, respectively. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha, Wisconsin.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. The United States Supreme Court’s Carcieri decision, discussed above, is not expected to affect the Menominee Project. We believe the rejection of the land into trust application for the Kenosha site announced in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance memorandum or the January 2009 rejection of the Kenosha application. As of September 30, 2008, we had fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and have written-off the remaining related development rights intangible asset. As of September 30, 2009, the WTG receivables remain fully reserved.

Pursuant to an option agreement, as amended, which was assigned to WTG upon its purchase of the development rights for the Menominee Project, for the purchase of Dairyland Greyhound Park in Kenosha, the proposed site for the Menominee Project, in November 2009, WTG consented to the cessation of operations at the Dairyland Greyhound Park and the option payments were accordingly adjusted, subject to various conditions. The current operators of the Dairyland Greyhound Park have announced that the facility will be closed in January 2010.

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

Other commonly used terms in the discussion of revenues from slot machines include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of slot machine payouts for a specific combination. We charge base jackpots to revenues when established. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors, and remitted as a weekly payment to each vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period, including free promotional slot plays issued to patrons. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Player’s Club program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.

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

Promotional Allowances

We operate a program for our guests at Mohegan Sun and Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage, hotel, retail, entertainment and other services to guests, as applicable, based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun and Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third-party outlets is charged to gaming expenses.

We also have ongoing promotional programs which offer coupons to our guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by us within Mohegan Sun and Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming expenses.

Gaming Expenses

Gaming expenses primarily include the portion of gross revenues from slot machines that must be paid to the State of Connecticut and the PGCB, which are referred to as Slot Win Contribution and Pennsylvania Gaming Tax, respectively. For each 12-month period commencing July 1, 1995, the Slot Win Contribution from Mohegan Sun is the lesser of: (1) 30% of gross revenues from slot machines at Mohegan Sun, or (2) the greater of (a) 25%

of gross revenues from slot machines at Mohegan Sun or (b) $80.0 million. Pennsylvania Gaming Tax payments payable to the PGCB on a daily basis is 55% of gross revenues from slot machines at Pocono Downs, 2% of which is subject to a $10.0 million minimum annual threshold.

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, live harness racing at Pocono Downs and Racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at our hotel, restaurants and retail outlets, as well as third-party tenant outlets.

Income from Operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes accretion of discount to the relinquishment liability, interest income and expense, write-off of debt issuance costs, gain on early extinguishment of debt, minority interests, income from discontinued operations and other non-operating income and expense.

Reassessment of Relinquishment Liability and Accretion of Discount to the Relinquishment Liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides that we will make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period. In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, we have recorded a relinquishment liability of the estimated present value of its obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with the budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to significantly differ from the estimate. In addition, we have capitalized $130.0 million of this relinquishment liability in connection with a trademark value of the Mohegan Sun brand name. In accordance with authoritative guidance issued by the FASB pertaining to intangible assets, the Mohegan Sun trademark is no longer subject to amortization because it has been deemed to have an indefinite useful life. The Mohegan Sun trademark is assessed at least annually for impairment pursuant to appropriate accounting standards.

Results of Operations

Summary Operating Results

As of September 30, 2009, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club in Connecticut, collectively the Connecticut entities, and the Pocono Downs entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pocono Downs entities on a separate basis. We, therefore, believe that we have two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which comprises the operations of the Connecticut entities, and (2) Pocono Downs, which comprises the operations of the Pocono Downs entities.

The following table summarizes our results from operations on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Net revenues:
Mohegan Sun	$1,203,765	$1,362,945	$1,430,560	$(159,180)	$(67,615)	(11.7%	)	(4.7%	)
Pocono Downs	251,352	209,238	189,506	42,114	19,732	20.1%		10.4%

Total	$1,455,117	$1,572,183	$1,620,066	$(117,066)	$(47,883)	(7.4%	)	(3.0%	)

Income (loss) from operations:
Mohegan Sun	$247,678	$280,232	$287,017	$(32,554)	$(6,785)	(11.6%	)	(2.4%	)
Pocono Downs	12,378	12,093	16,137	285	(4,044)	2.4%		(25.1%	)
Corporate expenses	(17,310)	(28,959)	(10,586)	11,649	(18,373)	(40.2%	)	173.6%

Total	$242,746	$263,366	$292,568	$(20,620)	$(29,202)	(7.8%	)	(10.0%	)

Net income	$119,344	$149,260	$172,567	$(29,916)	$(23,307)	(20.0%	)	(13.5%	)

Operating margin:
Mohegan Sun	20.6%	20.6%	20.1%	-	0.5%	-		2.5%
Pocono Downs	4.9%	5.8%	8.5%	(0.9% )	(2.7% )	(15.5%	)	(31.8%	)
Total	16.7%	16.8%	18.1%	(0.1% )	(1.3% )	(0.6%	)	(7.2%	)

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	the national economic recession and the related weakening of consumer discretionary spending;

•

increased competition and promotional spending in the Northeast gaming market from gaming facilities at Empire City in Yonkers, New York, Foxwoods in Mashantucket, Connecticut, and Twin River in Lincoln, Rhode Island, which resulted in lower slot revenues at Mohegan Sun;

•	the execution of a company-wide cost containment program, which positively impacted operating costs and expenses at Mohegan Sun and Pocono Downs;

•	the July 2008 opening of Project Sunrise, which generated additional slot and food and beverage revenues at Pocono Downs;

•	additional gaming and hotel capacity added by Foxwoods following the May 2008 opening of its MGM Grand at Foxwoods, which negatively impacted gaming and non-gaming revenues at Mohegan Sun;

•

increased competition in the Northeastern Pennsylvania gaming market following the October 2007 opening of Mount Airy Casino Resort, or Mount Airy, and the May 2009 opening of Sands Casino Resort Bethlehem, or Sands Bethlehem, which negatively impacted slot revenues at Pocono Downs;

•	the August 2008 opening of Casino of the Wind, including our 42-table poker room; and

•	increased promotional room rates offered to gaming patrons, designed to maintain hotel occupancy levels to support gaming and non-gaming revenues at Mohegan Sun.

Non-recurring factors that affected our financial performance were as follows:

•

an $8.5 million non-operating gain on early extinguishment of debt in fiscal 2009 in connection with the repurchase of $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes due July 1, 2011;

•

an $8.1 million reduction in free promotional play contribution in fiscal 2009 as compared to fiscal 2008 resulting from a settlement with the State of Connecticut regarding contribution payments on our free promotional slot play program, which had the effect of reducing operating costs and expenses at Mohegan Sun;

•	$4.5 million in non-operating asset write-offs in fiscal 2009 related to previously capitalized Project Horizon costs;

•	$2.0 million in utility rebates received from the Tribe, our utility provider, and $3.2 million in lower tribal services expense in fiscal 2009;

•	a $1.6 million non-operating loss in fiscal 2009 in connection with the amendment to the purchase agreement for Pocono Downs to accelerate the outstanding refund payment;

•	$9.5 million in non-operating charges in fiscal 2008 for additional reserves against the net assets of WTG in connection with the Menominee Project;

•	a $2.6 million increase in bad debt expense related to gaming receivables at Mohegan Sun in fiscal 2008 as compared to fiscal 2007;

•	a $3.5 million operating charge in fiscal 2007 in connection with a settlement of property tax litigation related to the Pocono Downs facility; and

•

non-cash relinquishment liability reassessment credits of $45.7 million and $68.9 million in fiscal 2009 and 2008, respectively, and a relinquishment liability reassessment charge of $3.0 million in fiscal 2007.

Net revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased as a result of declines in both gaming and non-gaming revenues at Mohegan Sun, partially offset by increased slot and non-gaming revenues at Pocono Downs and reduced promotional allowances at Mohegan Sun. Net revenues for the fiscal year ended September 30, 2009 also reflect the addition of poker revenues at Mohegan Sun.

Net revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of declines in slot and table games revenues at Mohegan Sun. These declines were partially offset by increased slot revenues at Pocono Downs due to a full year of slot operations and the opening of Project Sunrise and higher entertainment revenues at Mohegan Sun.

Income from operations for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of the reduction in net revenues at Mohegan Sun and the decrease in the non-cash relinquishment liability reassessment credit, which was $45.7 million for the fiscal year ended September 30, 2009 compared to $68.9 million for the prior fiscal year. The non-cash relinquishment liability reassessment credits had the effect of reducing operating expenses. These results were partially offset by the reduction in free promotional slot play contribution at Mohegan Sun and the impact of our company-wide cost containment program. Income from operations for the fiscal year ended September 30, 2009 also reflects lower Corporate-related expenses primarily resulting from the non-recurring charges recorded in fiscal 2008 in connection with the Menominee Project. The slight decrease in total operating margin was primarily attributable to increased operating costs and expenses at Pocono Downs, including high post-opening staffing costs in connection with Project Sunrise and increased depreciation expense on Project Sunrise and related slot machines and equipment placed into service in July 2008. Pocono Downs has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania.

Income from operations for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased as a result of the decline in net revenues at Mohegan Sun, increased operating costs and expenses at Pocono Downs due to the opening of Project Sunrise and a full year of slot operations and higher Corporate-related expenses primarily due to the additional reserves recorded against the net assets of WTG in connection with the Menominee Project and increased tribal services expense. The total decrease in income from operations was partially offset by the growth in net revenues at Pocono Downs and the non-cash relinquishment liability reassessment credit, which was $68.9 million for the fiscal year ended September 30, 2008 compared to a $3.0 million non-cash relinquishment liability reassessment charge for the prior fiscal year. The non-cash relinquishment liability reassessment credit had the effect of reducing operating expenses. The decrease in total operating margin was primarily attributable to the reduction in Pocono Downs’ operating margin resulting from the weakening economy, new competition from Mount Airy and the increased operating costs and expenses. Pocono Downs has a significantly lower operating margin than Mohegan Sun due to higher gaming tax rates assessed by the Commonwealth of Pennsylvania. The decrease in total operating margin also was due to the increase in Corporate-related expenses.

Net income for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of the reduction in income from operations, increased interest expense, the asset write-offs related to Project Horizon and the loss on the amendment to the purchase agreement for Pocono Downs, partially offset by the gain on early extinguishment of debt and the non-recurring charges in connection with the Menominee Project. The increased interest expense was due to higher weighted average outstanding debt, resulting from additional borrowings on our bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise, and lower capitalized interest, partially offset by lower weighted average interest rate.

Net income for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily due to the decrease in income from operations.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Gaming	$1,078,286	$1,209,547	$1,286,915	$(131,261)	$(77,368)	(10.9%	)	(6.0%	)
Food and beverage	77,457	93,028	94,905	(15,571)	(1,877)	(16.7%	)	(2.0%	)
Hotel	39,567	48,740	47,333	(9,173)	1,407	(18.8%	)	3.0%
Retail, entertainment and other	116,982	139,490	129,658	(22,508)	9,832	(16.1%	)	7.6%

Total	$1,312,292	$1,490,805	$1,558,811	$(178,513)	$(68,006)	(12.0%	)	(4.4%	)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Gaming	82.2%	81.1%	82.6%
Food and beverage	5.9%	6.2%	6.1%
Hotel	3.0%	3.3%	3.0%
Retail, entertainment and other	8.9%	9.4%	8.3%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Slot handle	$9,255,718	$10,110,965	$10,601,193	$(855,247)	$(490,228)	(8.5%	)	(4.6%	)
Gross slot revenues	$779,625	$855,859	$921,651	$(76,234)	$(65,792)	(8.9%	)	(7.1%	)
Net slot revenues	$751,304	$823,776	$889,409	$(72,472)	$(65,633)	(8.8%	)	(7.4%	)
Weighted average number of slot machines (in units)	6,752	6,159	6,060	593	99	9.6%		1.6%
Gross slot hold percentage	8.4%	8.5%	8.7%	(0.1% )	(0.2% )	(1.2%	)	(2.3%	)
Gross slot win per unit per day (in dollars)	$316	$380	$417	$(64)	$(37)	(16.8%	)	(8.9%	)
Table games drop	$2,108,767	$2,609,726	$2,482,494	$(500,959)	$127,232	(19.2%	)	5.1%
Table games revenues	$305,896	$374,485	$386,357	$(68,589)	$(11,872)	(18.3%	)	(3.1%	)
Weighted average number of table games (in units)	326	322	302	4	20	1.2%		6.6%
Table games hold percentage (1)	14.5%	14.4%	15.6%	0.1%	(1.2% )	0.7%		(7.7%	)
Table games revenue per unit per day (in dollars)	$2,573	$3,177	$3,511	$(604)	$(334)	(19.0%	)	(9.5%	)
Poker revenues (2)	$11,974	$875	$-	$11,099	$875	1,268.5%		100.0%
Weighted average number of poker tables (in units)	42	4	-	38	4	950.0%		100.0%
Poker revenue per unit per day (in dollars)	$781	$631	$-	$150	$631	23.8%		100.0%

(1)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.
(2)	Reflects results of the 42-table poker room, which opened in August 2008.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Variance				Percentage Variance
				09 vs. 08		08 vs. 07		09 vs. 08		08 vs. 07
Northeast gaming market (1) (2):
Gross slot revenues	$2,538,152	$2,656,519	$2,496,947	$(118,367)		$159,572		(4.5%	)	6.4%
Mohegan Sun slot win market share	31.9%	33.2%	36.9%	(1.3%	)	(3.7%	)	(3.9%	)	(10.0%	)
Mohegan Sun slot win efficiency	123.5%	133.9%	139.3%	(10.4%	)	(5.4%	)	(7.8%	)	(3.9%	)

Connecticut gaming market (3):
Gross slot revenues	$1,467,457	$1,603,695	$1,725,117	$(136,238)		$(121,422)		(8.5%	)	(7.0%	)
Free promotional slot plays (4)	85,288	97,523	38,263	(12,235)		59,260		(12.5%	)	154.9%
Mohegan Sun free promotional slot plays (4)	27,981	27,671	-	310		27,671		1.1%		100.0%
Mohegan Sun slot win market share	53.1%	53.4%	53.4%	(0.3%	)	-		(0.6%	)	-
Mohegan Sun slot win efficiency	114.8%	118.3%	117.1%	(3.5%	)	1.2%		(3.0%	)	1.0%

(1)	Northeast gaming market consists of Mohegan Sun, Foxwoods, Twin River, Newport Grand and Empire City.
(2)	Includes free promotional slot plays.

(3)	Connecticut gaming market consists of Mohegan Sun and Foxwoods.
(4)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased due to lower slot and table games revenues, partially offset by the addition of poker revenues from our new poker room in Casino of the Wind. The decline in slot revenues resulted from lower slot handle due to reduced consumer discretionary spending on activities such as gaming, leisure and hospitality likely caused by the national economic recession. During the fiscal year ended September 30, 2009, the number of Mohegan Sun’s rated slot player trips declined 2.3%, while spending per rated slot player decreased 8.2% as compared to the prior fiscal year. Increased promotional spending by competitors, as well as additional gaming and hotel capacity added by Foxwoods, following the May 2008 opening of its MGM Grand at Foxwoods, also may have contributed to the decline in slot revenues. Additionally, slot revenues were impacted by unfavorable winter weather conditions and reduced entertainment events at the Mohegan Sun Arena. We believe our slot win efficiency in the Northeast gaming market likely was impacted by some customers in the New York City and Boston area markets choosing to frequent closer gaming facilities in the states of New York and Rhode Island, and increased promotional spending by competitors. Our slot win efficiency in the Connecticut gaming market decreased due to higher weighted average number of slot machines following the August 2008 opening of Casino of the Wind and increased promotional spending by Foxwoods. The decline in table games revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to lower table games drop, in particular, high-limit table games play. During the fiscal year ended September 30, 2009, the number of Mohegan Sun’s rated table games patron trips increased 5.1%, while spending per rated table games patron decreased 21.2% as compared to the prior fiscal year, reflecting the decline in high-limit table games play, as well as the overall reduction in consumer spending likely caused by the national economic recession. Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased due to declines in slot and table games revenues. The decrease in slot revenues likely resulted from the weakening economy, increased promotional spending from Foxwoods, including free promotional slot plays, and increased competition from Empire City and Twin River, as well as Foxwoods, following the opening of its MGM Grand at Foxwoods. The decline in slot revenues also was likely attributable, in part, to the weakening of consumer discretionary spending and high gas prices, both resulting in lower spending by gaming patrons. The decrease in our gross slot hold percentage was primarily attributable to the redemption of free promotional slot plays. We believe our slot win efficiency in the Northeast gaming market likely was impacted, in part, by increased competition from Empire City and Twin River and higher gas prices, as customers in the New York City and Boston area markets likely chose to frequent closer gaming facilities in the states of New York and Rhode Island. The decline in table games revenues was primarily attributable to a decrease in table games hold percentage, partially offset by an increase in table games drop. Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods. The growth in table games drop primarily resulted from increased high-limit table games play and the success of our Asian table games business.

Food and beverage revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to a $12.9 million decline in food revenues, resulting from a 20.5% reduction in the number of meals served at Mohegan Sun-owned food outlets. The decreased number of meals served reflects, in part, the temporary closure of the Mohegan Sun Earth food court and the remodeling of Birches Bar & Grill, to accommodate the renovation and re-opening of the Winter Entrance, as well as the May 2009 permanent closure of Fidelia’s Restaurant in Casino of the Sky, an outlet owned and operated by Mohegan Sun, which was replaced by Bobby Flay’s Bar Americain in November 2009. Food and beverage revenues also were negatively impacted by the July 2009 opening of Frank Pepe Pizzeria Napoletana and the September 2008 opening of Jimmy Buffett’s Margaritaville Restaurant, both of which resulted in decreased patron visitation at Mohegan Sun-owned food outlets. Additionally, the decrease in food and beverage revenues likely was attributable to the overall weakness in consumer spending, as well as a reduction in banquet revenues from the Mohegan Sun convention center and reduced entertainment events at the Mohegan Sun Arena. The decreased number of meals served was partially offset by a 4.6% increase in the average price per cover.

Food and beverage revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily due to a $2.0 million decline in food revenues, partially offset by a slight increase in beverage revenues. The decline in food revenues primarily resulted from a 6.5% reduction in the number of meals served due to decreased patronage at Mohegan Sun-owned food outlets. The decrease in the number of meals served was partially offset by the addition of revenues from the Hong Kong-style food outlet in Sunrise Square, and a 4.2% increase in the average price per cover.

The following table presents data related to hotel revenues:

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Rooms occupied	409,100	402,600	399,500	6,500	3,100	1.6%		0.8%
Average daily room rate (ADR)	$92	$113	$112	$(21)	$1	(18.6%	)	0.9%
Occupancy rate	95.4%	93.6%	93.2%	1.8%	0.4%	1.9%		0.4%
Revenue per available room (REVPAR)	$88	$105	$104	$(17)	$1	(16.2%	)	1.0%

Hotel revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of lower room rates offered to gaming patrons to compete with increased hotel and meeting room capacity added by MGM Grand at Foxwoods and room pricing pressures from our competitors. ADR was adversely impacted by lower demand for higher-rate group business, consistent with nationwide trends of reduced business travel and convention visits. Reductions in room rates are designed to maintain occupancy levels to support gaming and other revenues.

Hotel revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result the slight increases in ADR and hotel occupancy. The increase in ADR was supported by more entertainment events, as further discussed below. The increase in hotel occupancy was primarily attributable to rooms being out of service during the prior fiscal year due to a hotel room renovation program, which began in January 2007 and was completed in June 2007.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to a $10.2 million decline in entertainment revenues. The decline in entertainment revenues resulted from a significant decrease in the number of shows at the Mohegan Sun Arena, including fewer headliner shows, primarily due to a reduction in available entertainment acts on tour and scheduling dates reserved for the Connecticut Sun basketball team which were not utilized. These factors resulted in a 21.5% decrease in Arena tickets sold. The decrease in retail, entertainment and other revenues also was due to a $9.6 million decline in gasoline revenues, as a result of a significant decrease in the average price per gallon of gasoline sold.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of a $10.6 million growth in entertainment revenues due to an increase in the number of shows at the Mohegan Sun Arena, resulting in a 12.4% increase in Arena tickets sold, as well as a 10.7% increase in the average price per ticket from more headliner shows performed in the Arena. The growth in retail, entertainment and other revenues also was the result of a $2.4 million increase in gasoline revenues due to an increase in the average price per gallon of gasoline sold. The increase in retail, entertainment and other revenues was partially offset by a $4.4 million decline in retail revenues due to decreased patronage at Mohegan Sun-owned retail outlets.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Food and beverage	$37,115	$43,544	$45,591	$(6,429)	$(2,047)	(14.8%	)	(4.5%	)
Hotel	16,369	15,246	16,385	1,123	(1,139)	7.4%		(7.0%	)
Retail, entertainment and other	55,043	69,070	66,275	(14,027)	2,795	(20.3%	)	4.2%

Total	$108,527	$127,860	$128,251	$(19,333)	$(391)	(15.1%	)	(0.3%	)

The estimated cost of providing promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Food and beverage	$38,231	$45,371	$46,427	$(7,140)	$(1,056)	(15.7%	)	(2.3%	)
Hotel	9,552	8,048	8,866	1,504	(818)	18.7%		(9.2%	)
Retail, entertainment and other	45,874	58,893	53,790	(13,019)	5,103	(22.1%	)	9.5%

Total	$93,657	$112,312	$109,083	$(18,655)	$3,229	(16.6%	)	3.0%

Promotional allowances for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased as a result of lower redemptions under the Player’s Club program commensurate with the declines in business volumes.

Promotional allowances for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased as a result of reductions in food and beverage and hotel promotional offerings to patrons, offset by higher retail, entertainment and other promotional allowances, primarily driven by the higher retail price of entertainment offerings and gasoline.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Gaming	$654,806	$739,327	$736,492	$(84,521)	$2,835	(11.4%	)	0.4%
Food and beverage	36,239	46,084	45,384	(9,845)	700	(21.4%	)	1.5%
Hotel	13,513	17,314	16,959	(3,801)	355	(22.0%	)	2.1%
Retail, entertainment and other	40,761	56,019	47,010	(15,258)	9,009	(27.2%	)	19.2%
Advertising, general and administrative	178,852	207,164	211,643	(28,312)	(4,479)	(13.7%	)	(2.1%	)
Pre-opening costs and expenses	58	1,204	445	(1,146)	759	(95.2%	)	170.6%
Depreciation and amortization	77,536	84,548	82,613	(7,012)	1,935	(8.3%	)	2.3%
Relinquishment liability reassessment	(45,678)	(68,947)	2,997	23,269	(71,944)	(33.7%	)	(2,400.5%	)

Total	$956,087	$1,082,713	$1,143,543	$(126,626)	$(60,830)	(11.7%	)	(5.3%	)

Gaming costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of reduced Slot Win Contribution commensurate with the lower slot revenues, as well as decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. The decline in gaming costs and expenses also reflects the reduction in free promotional slot play contribution and the impact of our cost containment program, which resulted in reductions in payroll costs and casino marketing and promotional expenditures. Lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets also contributed to the decrease in gaming costs and expenses. Additionally, gaming costs and expenses reflect a reduction in bad debt expense related to gaming receivables. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $193.8 million and $221.0 million for the fiscal years ended September 30, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues was 60.7% for the fiscal year ended September 30, 2009 compared to 61.1% for the prior fiscal year.

Gaming costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher bad debt expense related to gaming receivables, additional expenses associated with the free promotional slot play contribution, increased payroll costs due to market driven compensation adjustments and increased medical benefit costs, greater air-travel expenditures for high-limit table games players and an increase in non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. These increases were partially offset by reduced Slot Win Contribution, commensurate with the lower slot revenues, as well as a reduction in redemption costs due to decreased utilization of Player’s Club points and promotional expenditures targeting third-party outlets. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $221.0 million and $230.4 million for the fiscal years ended September 30, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues was 61.1% for the fiscal year ended September 30, 2008 compared to 57.2% for the prior fiscal year.

Food and beverage costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased due to reduced payroll costs primarily resulting from our cost containment efforts, as well as the temporary closure of the Mohegan Sun Earth food court and the remodeling of Birches Bar & Grill, to accommodate the renovation and re-opening of the Winter Entrance, and the May 2009 permanent closure of Fidelia’s Restaurant. Lower cost of goods sold as a result of the reduction in the number of meals served also contributed to the decrease in food and beverage costs and expenses. The decline in food and beverage costs and expenses was partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Food and beverage costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher payroll and medical insurance costs, partially offset by lower cost of goods sold and other operating costs. The increase in food and beverage costs and expenses also resulted from decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses. The reduction in hotel costs and expenses also reflects the impact of our cost containment program.

Hotel costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of higher payroll and medical benefit costs, as well as an increase in other operating costs, including costs for the replacement of room supplies.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to a significant reduction in direct entertainment costs resulting from the decreased number of shows at the Mohegan Sun Arena. Lower cost of goods sold as a result of the reduction in the average cost per gallon of gasoline sold and reduced patronage at Mohegan Sun-owned retail outlets also contributed to the decrease in retail, entertainment and other costs and expenses. Additionally, the decline in retail, entertainment and other costs and expenses reflects the impact of our cost containment efforts. The decline in retail, entertainment and other costs and expenses was partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to higher direct entertainment costs resulting from the increased number of shows at the Mohegan Sun Arena. Increased cost of goods sold for gasoline resulting from the increase in the average cost per gallon of gasoline sold also contributed to the growth in retail, entertainment and other costs and expenses. These increases were partially offset by increased use of entertainment and other complimentaries resulting in higher amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses, as well as decreased cost of goods sold for retail due to lower patronage at Mohegan Sun-owned retail outlets.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of our cost containment program, which resulted in significant reductions in certain costs and expenses such as payroll and advertising costs and professional and consulting expenditures. The cost containment program also resulted in reductions in most other general and administrative costs and expenses necessary to support Mohegan Sun operations. Additionally, the decline in advertising, general and administrative costs and expenses reflects non-recurring utility rebates received from the Tribe and lower tribal services expense.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of non-recurring one-time costs relating to the hotel room renovation program and the Mohegan Sun ten-year anniversary festivities for employees and patrons, both of which occurred in fiscal 2007. These reductions were partially offset by higher payroll costs primarily due to market driven compensation adjustments and increased medical benefit costs, as well as increased professional costs and consulting expenditures.

Pre-opening costs and expenses for the fiscal year ended September 30, 2009 were minimal.

Pre-opening costs and expenses for the fiscal year ended September 30, 2008 were comprised of direct incremental personnel, consulting and other costs associated with the Casino of the Wind component of Project Horizon. Construction of Casino of the Wind commenced in June 2007 and was completed in August 2008.

Depreciation and amortization expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to fully depreciated furniture and equipment related to Project Sunburst, which was placed into service in fiscal 2002.

Depreciation and amortization expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to the commencement of depreciation on Casino of the Wind and related slot machines and equipment placed into service in August 2008.

Relinquishment liability reassessment for the fiscal year ended September 30, 2009 had the effect of substantially reducing operating expenses. The relinquishment liability reassessment credit was the result of revised Mohegan Sun revenue projections as of the end of the fiscal year ended September 30, 2009 compared to estimates as of the end of the prior fiscal year on the determination of the relinquishment liability. Our accounting policy is to reassess Mohegan Sun revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun’s projected revenues over the remaining relinquishment period, which expires on December 31, 2014. In fiscal 2009, based on continued declines in business volumes, we concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $917.7 million, thereby decreasing the related relinquishment liability, causing us to record the non-cash relinquishment liability credit of $45.7 million for the fiscal year ended September 30, 2009.

Relinquishment liability reassessment for the fiscal year ended September 30, 2008 had the effect of substantially reducing operating expenses. The relinquishment liability reassessment credit was the result of revised Mohegan Sun revenue projections as of the end of the fiscal year ended September 30, 2008 compared to estimates as of the end of the prior fiscal year on the determination of the relinquishment liability. In fiscal 2008, based on the suspension of Project Horizon, a slowdown in business volumes and increased competition in the Northeast gaming market, we concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $1.55 billion, thereby decreasing the related relinquishment liability, causing us to record the non-cash relinquishment liability credit of $68.9 million for the fiscal year ended September 30, 2008.

Free Promotional Slot Play Contribution Settlement

In 2006, the State of Connecticut asserted that we and the Mashantucket Pequot Tribe, or MPT, were required to include the value of all free slot plays under our free promotional slot play programs in gross revenues for purposes of calculating Slot Win Contribution payments. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that free promotional slot plays utilized by patrons at Foxwoods constitutes a “wager” for purposes of calculating slot win contribution payments. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all free promotional slot plays utilized by patrons at Mohegan Sun. In September 2009, we reached a settlement with the State of Connecticut regarding contribution payments on our free promotional slot play program. Pursuant to the settlement, we agreed to the release and disbursement of $12.2 million of payments escrowed by us, including accrued interest thereon. Of the total amount escrowed, $6.5 million was distributed to us and $5.7 million was distributed to the State of Connecticut pursuant to the settlement agreement. For the fiscal year ended September 30, 2009, gaming costs and expenses reflect a $1.1 million credit relating to the free promotional slot play contribution. For the fiscal year ended September 30, 2008, gaming costs and expenses reflect $6.9 million in expenses associated with the free promotional slot play contribution.

In addition to the disbursement of the escrowed funds under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of such free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.

Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08	08 vs. 07
Gaming	$239,055	$201,227	$182,428	$37,828	$18,799	18.8%	10.3%
Food and beverage	15,648	10,940	7,192	4,708	3,748	43.0%	52.1%
Retail, entertainment and other	5,719	4,766	3,481	953	1,285	20.0%	36.9%

Total	$260,422	$216,933	$193,101	$43,489	$23,832	20.0%	12.3%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Gaming	91.8%	92.8%	94.5%
Food and beverage	6.0%	5.0%	3.7%
Retail, entertainment and other	2.2%	2.2%	1.8%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming revenues (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Variance				Percentage Variance
				09 vs. 08		08 vs. 07		09 vs. 08		08 vs. 07
Slot handle	$2,628,844	$2,008,678	$1,690,417	$620,166		$318,261		30.9%		18.8%
Gross slot revenues	$217,679	$176,173	$157,185	$41,506		$18,988		23.6%		12.1%
Net slot revenues	$217,835	$176,743	$156,031	$41,092		$20,712		23.2%		13.3%
Weighted average number of slot machines (in units)	2,470	1,476	1,143	994		333		67.3%		29.1%
Gross slot hold percentage	8.3%	8.8%	9.3%	(0.5%	)	(0.5%	)	(5.7%	)	(5.4%	)
Gross slot win per unit per day (in dollars)	$241	$326	$427	$(85)		$(101)		(26.1%	)	(23.7%	)

The following table presents slot data related to Pocono Downs’ market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Variance				Percentage Variance
				09 vs. 08		08 vs. 07		09 vs. 08		08 vs. 07
Northeastern Pennsylvania gaming market (1):
Gross slot revenues	$479,121	$336,145	$157,185	$142,976		$178,960		42.5%		113.9%
Free promotional slot plays (2)	$70,031	$14,998	-	$55,033		$14,998		366.9%		100.0%
Pocono Downs free promotional slot plays (2)	$26,348	$3,132	-	$23,216		$3,132		741.3%		100.0%
Pocono Downs slot win market share	45.4%	52.4%	100.0%	(7.0%	)	(47.6%	)	(13.4%	)	(47.6%	)
Pocono Downs slot win efficiency	111.8%	142.0%	100.0%	(30.2%	)	42.0%		(21.3%	)	42.0%

(1)	Northeastern Pennsylvania market consists of Pocono Downs, Mount Airy, which opened on October 22, 2007, and Sands Bethlehem, which opened on May 20, 2009.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased due to a full year of operations of Project Sunrise. We believe gaming revenues likely were negatively impacted by increased competition following the May 2009 opening of Sands Bethlehem, as well as the national economic recession. The decrease in gross slot hold percentage was primarily attributable to increased free promotional slot plays provided to Pocono Downs Player’s Club members. The decreases in our gross slot win per unit per day and slot win efficiency in the Northeastern Pennsylvania gaming market were primarily attributable to an increase in the weighted average number of slot machines at Pocono Downs following the opening of Project Sunrise. The decline in our slot win market share in the Northeastern Pennsylvania slot gaming market was attributable to the opening of Sands Bethlehem.

Gaming revenues for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to a full year of slot operations and the opening of Project Sunrise, partially offset by increased competition following the October 2007 opening of Mount Airy. Slot results also were impacted by the weakening economy, business disruptions caused by Project Sunrise construction and increased promotional activities from Mount Airy, including free promotional slot plays. The decrease in gross slot win per unit per day was primarily attributable to the increase in the weighted average number of slot machines at Pocono Downs following the opening of Project Sunrise. The decrease in gross slot hold percentage was primarily attributable to the redemption of free promotional slot plays.

Food and beverage revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased due to higher average price per cover as a result of a full year of operations of the 300-seat Timbers Buffet.

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

Retail, entertainment and other revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to the addition of tenant revenues from outlets opened in connection with Project Sunrise and entertainment revenues from live concerts at the harness racing facility, as well as increased ATM commissions due to an increase in the number and utilization of ATM machines at the facility.

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

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Food and beverage	$7,889	$6,072	$2,547	$1,817	$3,525	29.9%		138.4%
Retail	1,181	1,623	1,048	(442)	575	(27.2%	)	54.9%

Total	$9,070	$7,695	$3,595	$1,375	$4,100	17.9%		114.0%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Food and beverage	$7,226	$6,898	$2,816	$328	$4,082	4.8%		145.0%
Retail	1,979	2,223	991	(244)	1,232	(11.0%	)	124.3%

Total	$9,205	$9,121	$3,807	$84	$5,314	0.9%		139.6%

Promotional allowances for the fiscal years ended September 30, 2009 and 2008 compared to the respective prior fiscal year increased due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Gaming	$178,282	$152,707	$132,841	$25,575	$19,866	16.7%		15.0%
Food and beverage	6,481	3,867	5,115	2,614	(1,248)	67.6%		(24.4%	)
Retail, entertainment and other	1,529	829	1,425	700	(596)	84.4%		(41.8%	)
Advertising, general and administrative	26,798	22,243	19,942	4,555	2,301	20.5%		11.5%
Pre-opening costs and expenses	224	3,448	3,391	(3,224)	57	(93.5%	)	1.7%
Depreciation and amortization	25,660	14,051	10,655	11,609	3,396	82.6%		31.9%

Total	$238,974	$197,145	$173,369	$41,829	$23,776	21.2%		13.7%

Gaming costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased as a result of additional operating costs and expenses necessary to support Project Sunrise, including an increase in the Pennsylvania Gaming Tax commensurate with the growth in slot revenues, and higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third-party outlets. The increase in gaming costs and expenses also was due to high post-opening staffing costs in connection with Project Sunrise. Gaming costs and expenses for the fiscal year ended September 30, 2009 also reflect the impact of our cost containment efforts. Expenses associated with the Pennsylvania Gaming Tax totaled $125.3 million and $103.4 million for the fiscal years ended September 30, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues was 74.6% for the fiscal year ended September 30, 2009 compared to 75.9% for the prior fiscal year.

Gaming costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of additional operating costs and expenses necessary to support Project Sunrise and a full period of slot operations, including the Pennsylvania Gaming Tax, as well as increased non-gaming complimentaries redeemed by casino patrons at Pocono Downs-owned outlets. The increase in gaming costs and expenses also reflects approximately $1.1 million in expenses incurred for leased slot machines and related costs during the transition from the Phase I slot facility to the Phase II slot facility. Expenses associated with the Pennsylvania Gaming Tax totaled $103.4 million and $92.2 million for the fiscal years ended September 30, 2008 and 2007, respectively. Gaming costs and expenses as a percentage of gaming revenues was 75.9% for the fiscal year ended September 30, 2008 compared to 72.8% for the prior fiscal year.

Food and beverage costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased due to additional costs and expenses necessary to support the new food and beverage outlets opened in connection with Project Sunrise, partially offset by increased use of food and beverage complimentaries resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Food and beverage costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of increased use of food and beverage complimentaries resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by additional costs and expenses necessary to support food and beverage outlets in connection with Project Sunrise.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to higher entertainment costs and expenses resulting from the live concerts at the harness racing facility. Retail, entertainment and other costs and expenses reflect lower retail costs and expenses due to the January 2009 closure of Reflections, Pocono Downs’ souvenir store.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased primarily as a result of increased use of retail complimentaries resulting in higher amounts of retail costs being allocated to gaming costs and expenses, partially offset by additional costs and expenses necessary to support retail outlets in connection with Project Sunrise.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased as a result of additional costs and expenses necessary to support Project Sunrise, including payroll and utility costs.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of additional costs and expenses necessary to support Project Sunrise and a full period of slot operations, as well as increased advertising expenditures in response to new competition. These increases were partially offset by the $3.5 million non-recurring charge recorded in the prior fiscal year in connection with the settlement of property tax litigation related to the Pocono Downs facility.

Pre-opening costs and expenses for the fiscal year ended September 30, 2009 were minimal.

Pre-opening costs and expenses for the fiscal year ended September 30, 2008 were comprised of direct incremental personnel, consulting and other costs associated with Project Sunrise. Construction of Project Sunrise commenced in May 2007 and was completed in July 2008.

Depreciation and amortization expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to a full year of depreciation on Project Sunrise and related slot machines and equipment placed into service in July 2008.

Depreciation and amortization expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily due to additional depreciation charges related to Project Sunrise and the related slot machines and equipment.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009		2008	2007		Dollar Variance		Percentage Variance
						09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Corporate expenses:
Depreciation and amortization	$83		$3,771 (1)	$79		$(3,688)	$3,692	(97.8%	)	4,673.4%
Corporate expenses	17,227		25,188 (2)	10,507		(7,961)	14,681	(31.6%	)	139.7%

Total Corporate expenses	$17,310		$28,959	$10,586		$(11,649)	$18,373	(40.2%	)	173.6%

Other income (expense):
Accretion of discount to the relinquishment liability (3)	$(20,425)		$(27,085)	$(29,794)		$6,660	$2,709	(24.6%	)	(9.1%	)
Interest income (4)	3,912		3,795	3,695		117	100	3.1%		2.7%
Interest expense, net of capitalized interest	(109,689)		(93,793)	(94,363)		(15,896)	570	16.9%		(0.6%	)
Write-off of debt issuance costs	-		-	(71	)(5)	-	71	-		(100.0%	)
Gain on early extinguishment of debt	8,466	(6)	-	-		8,466	-	100.0%		-
Other income (expense), net (8)	(7,658	)(7)	248	(137)		(7,906)	385	(3,187.9%	)	(281.0%	)

Total other expense	$(125,394)		$(116,835)	$(120,670)		$(8,559)	$3,835	7.3%		(3.2%	)

(1)	Includes $3.7 million in charges to write-off the Menominee development rights intangible asset.
(2)	Includes $5.8 million in charges to adjust the allowance on the future collection of reimbursable development costs and expenses in connection with the Menominee Project.
(3)	Our accretion of the discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(4)	Comprised primarily of interest earned on long-term receivables from the Menominee Tribe related to the Menominee Project and the Cowlitz Tribe related to the Cowlitz Project.
(5)	Represents the unamortized debt issuance costs written-off upon the termination of our $450.0 million prior bank credit facility in March 2007.
(6)	Represents the gain associated with the early extinguishment of approximately $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes due July 1, 2011.
(7)	Includes $4.5 million in asset write-offs relating to Project Horizon and a $1.6 million loss in connection with the amendment to the purchase agreement for Pocono Downs.
(8)	Generally represents gain (loss) on disposal of property and equipment, except when noted.

Total Corporate costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of the $9.5 million non-recurring charges recorded in fiscal 2008 for additional reserves against the net assets of WTG in connection with the Menominee Project. The decrease in total Corporate expenses also was attributable to a reduction in professional costs and consulting expenditures related to certain gaming diversification efforts that ended in fiscal 2008, in particular, our effort to secure a gaming license in Wyandotte County, Kansas. Additionally, the decrease in total Corporate expenses resulted from the impact of our cost containment program, partially offset by increased rental expense in connection with a ground lease for a 152-acre site located in Palmer, Massachusetts.

Total Corporate costs and expenses for the fiscal year ended September 30, 2008 compared to the prior fiscal year increased primarily as a result of the $9.5 million in charges for additional reserves recorded against the net assets of WTG. These additional reserves were initially recorded for WTG following the issuance of new guidance by the BIA in January 2008 on its policy for taking off-reservation land into trust for gaming purposes and were subsequently increased in September 2008 following an unfavorable decision by the U.S. Department of the Interior to reject the Menominee Tribe’s request to suspend review of its application to take off-reservation land into trust in connection with the Menominee Project and a federal court’s subsequent refusal to issue a temporary restraining order to prevent U.S. Department of the Interior from taking further action on the application. The increase in total Corporate costs and expenses also was attributable to increased tribal services expense and higher professional costs and consulting expenditures related to various gaming diversification efforts of $2.8 million and $2.7 million, respectively.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to higher weighted average outstanding debt and lower capitalized interest, partially offset by decreased weighted average interest rate. The weighted average outstanding debt was $1.65 billion for the fiscal year ended September 30, 2009 compared to $1.40 billion for the prior fiscal year. Capitalized interest was $1.1 million for the fiscal year ended September 30, 2009 compared to $6.5 million for the prior fiscal year. The increase in weighted average outstanding debt was due to additional borrowings on our bank credit facility to fund capital expenditures for Project Horizon and Project Sunrise. The weighted average interest rate was 6.7% for the fiscal year ended September 30, 2009 compared to 7.2% for the prior fiscal year.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2008 compared to the prior fiscal year decreased due to increases in capitalized interest relating to Project Horizon and Project Sunrise of $2.5 million and $2.4 million, respectively, to $3.5 million and $3.0 million, respectively, for the fiscal year ended September 30, 2008 from $1.0 million and $638,000, respectively, for the prior fiscal year. The decrease in interest expense also was attributable to lower weighted average interest rate, partially offset by increased weighted average outstanding debt. The weighted average interest rate was 7.2% for the fiscal year ended September 30, 2008 compared to 7.4% for the prior fiscal year. The weighted average outstanding debt was $1.40 billion for the fiscal year ended September 30, 2008 compared to $1.30 billion for the prior fiscal year. The increase in weighted average outstanding debt was due to additional borrowings on our bank credit facility to fund Project Horizon and Project Sunrise.

Seasonality

The gaming industry in Northeast gaming market is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall Northeastern Pennsylvania gaming market also is expected to be seasonal in nature. Accordingly, the results of operations for the fiscal year ended September 30, 2009 are not necessarily indicative of the operating results for interim periods.

Liquidity, Capital Resources and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007	Dollar Variance		Percentage Variance
				09 vs. 08	08 vs. 07	09 vs. 08		08 vs. 07
Net cash provided by operating activities	$171,811	$170,316	$284,403	$1,495	$(114,087)	0.9%		(40.1%	)
Net cash used in investing activities	(158,968)	(319,694)	(187,446)	160,726	(132,248)	(50.3%	)	70.6%
Net cash provided by (used in) financing activities	(31,379)	126,847	(66,223)	(158,226)	193,070	(124.7%	)	(291.5%	)

Net (decrease) increase in cash and cash equivalents	$(18,536)	$(22,531)	$30,734	$3,995	$(53,265)	(17.7%	)	(173.3%	)

As of September 30, 2009 and 2008, we held cash and cash equivalents of $64.7 million and $83.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The slight increase in cash provided by operating activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to lower working capital requirements as compared to the prior fiscal year, partially offset by decreased operating income after adjustments for non-cash items. The decrease in cash provided by operating activities for the fiscal year ended September 30, 2008 compared to the prior fiscal year was attributable to a decrease in operating income after adjustments for non-cash items and higher working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance and development capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun and Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of Interstate 95 or 395 through Connecticut, for an extended period of time; and

•	an act of terrorism on the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to a $140.2 million decrease in capital expenditures due to the completion of Project Sunrise and the suspension of Project Horizon and the $13.1 million accelerated refund payment in connection with the amendment to the purchase agreement for Pocono Downs. The increase in cash used in investing activities for the fiscal year ended September 30, 2008 compared to the prior fiscal year was primarily attributable to a $185.3 million increase in capital expenditures due to the construction of Project Horizon and Project Sunrise. The decrease in cash provided by financing activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to a $168.4 million decrease in total net borrowings, partially offset by an $8.5 million decline in distributions to the Tribe. On July 15, 2009, we repaid our outstanding 2003 6 3/8% $330.0 million senior subordinated notes at maturity with proceeds from our bank credit facility. The increase in cash provided by financing activities for the fiscal year ended September 30, 2008 compared to the prior fiscal year was primarily attributable to a $190.3 million increase in total net borrowings.

Cost Containment Program

As a result of declines in business volumes and uncertainties in the financial markets, we have taken a series of steps to reduce expenditures, including the September 2008 suspension of the hotel, retail and new parking garage elements of Project Horizon, in an effort to, among other things, ensure continued compliance with our financial covenants under our bank credit facility. In February 2009, we also implemented a company-wide cost containment program, which included employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, we implemented, and continue to implement, initiatives to reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets, where warranted, and reductions in most other operating cost categories. Consolidated cost savings for fiscal 2009 totaled approximately $86.0 million. We continue to monitor revenues and expenditures to ensure continued compliance with applicable covenants and may need to implement additional cost containment measures based upon future operating results.

External Sources of Liquidity

Notes

We financed the purchase of the Pocono Downs entities and most of the costs to construct Mohegan Sun and Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2009, we had outstanding:

•	$2.0 million in 8 3/8% senior subordinated notes due July 1, 2011, or the 2001 senior subordinated notes;

•	$250.0 million in 8% senior subordinated notes due April 1, 2012, or the 2002 senior subordinated notes;

•	$225.0 million in 7 1/8% senior subordinated notes due August 15, 2014, or the 2004 senior subordinated notes;

•	$250.0 million in 6 1/8% senior notes due February 15, 2013, or the 2005 senior unsecured notes; and

•	$150.0 million in 6 7/8% senior subordinated notes due February 15, 2015, or the 2005 senior subordinated notes.

In March 2009, we repurchased and extinguished a principal amount of $14.3 million of the outstanding 2001 senior subordinated notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. We realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million. An aggregate principal amount of approximately $2.0 million of the 2001 senior subordinated notes remains outstanding as of September 30, 2009.

On July 15, 2009, we repaid our 2003 senior subordinated notes at maturity with proceeds from our bank credit facility.

On October 26, 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11 1/2% per annum, or the 2009 second lien senior secured notes. The net proceeds from this financing were used to repay our then existing term loan under the bank credit facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the bank credit facility (including a $25.0 million permanent reduction in the revolving commitments), and to pay related transaction costs and expenses associated with the issuance. The 2009 second lien senior secured notes mature on November 1, 2017. The first call date for the 2009 second lien senior secured notes is November 1, 2013. Interest on the 2009 second lien senior secured notes is payable semi-annually on May 1st and November 1st, commencing May 1, 2010. The 2009 second lien senior secured notes are collateralized by a second lien on substantially all of our property and assets, and that of our existing and future guarantor subsidiaries, and are effectively subordinated to all of our first lien secured debt, including the borrowings under the bank credit facility, to the extent of the collateral securing such debt. The 2009 second lien senior secured notes rank equally in right of payment with all of our and our existing and future guarantor subsidiaries’ senior indebtedness and with our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing, but, to the extent of the value of the collateral, rank effectively senior to all of our unsecured senior indebtedness, including the 2005 senior unsecured notes and payment obligations under the relinquishment agreement. The 2009 second lien senior secured notes rank senior to all of our and our existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes. The 2009 second lien senior secured notes are fully guaranteed, jointly and severally, on a second lien senior secured basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

The 2009 second lien senior secured notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

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

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of September 30, 2009, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

In October 2009, Moody’s Investors Services assigned a B1 credit rating on our 2009 second lien senior secured notes and affirmed its Caa2 credit rating on our senior subordinated notes, while Standard and Poor’s Ratings Services assigned a B- credit rating on the 2009 second lien senior secured notes and affirmed its CCC+ credit rating on the senior subordinated notes. These actions were primarily to reflect the issuance of the 2009 second lien senior secured notes and favorable amendments to our maximum total leverage and senior leverage ratio covenants under our bank credit facility, as further discussed below. At the same time, Moody’s Investors Services also lowered its credit rating on the 2005 senior unsecured notes from B1 to B2. In November 2009, Standard and Poor’s Ratings Services lowered its credit rating on the 2005 senior unsecured notes from B- to CCC+. These actions reflect the issuance of the 2009 second lien senior secured notes, which rank ahead of the 2005 senior unsecured notes. Such credit ratings may impact our ability to access the debt capital markets in the future. In the event we are able to access the debt capital markets, our costs of the issuance of new debt may be greater than costs incurred by us in the past. We also could be subject to more restrictive covenants and other terms in connection with any such issuance.

If we are unable to sufficiently offset declines in our revenues with appropriate cost reductions or if we are unable to execute our cost containment initiatives outlined earlier, we may not be able to satisfy our incurrence of indebtedness covenant under our note indentures. In such event, the indentures may restrict us from borrowing additional funds, including under our bank credit facility, to meet our obligations. While we could seek to obtain amendments to our indentures to reduce or eliminate this restriction, no assurance can be made that we would be able to obtain such amendments.

Bank Credit Facility

In December 2008, we amended our bank credit facility pursuant to a third amended and restated loan agreement. As of September 30, 2009, the bank credit facility provided for up to $850.0 million of borrowing capacity, consisting of a $150.0 million term loan and $700.0 million of revolving commitments, from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. As of September 30, 2009, the term loan under the bank credit facility amortized at a rate of $750,000 per quarter until June 30, 2010, at which time the amortization rate was to increase to $30.0 million per quarter (with an automatic and permanent reduction of the revolving commitments by such amount following repayment). The maturity date of the bank credit facility is March 9, 2012, upon which date the remaining balances outstanding are payable. See below for further discussion of the bank credit facility as amended by subsequent event.

As of September 30, 2009, there was $713.0 million drawn on the bank credit facility, which was comprised of a $147.0 million term loan and $566.0 million in revolving loans. The revolving loans outstanding as of September 30, 2009 reflect the repayment of our 2003 senior subordinated notes at maturity on July 15, 2009 with proceeds from the bank credit facility. As of September 30, 2009, the amount under letters of credit issued pursuant to the bank credit facility totaled $4.6 million, of which no amounts were drawn. Inclusive of the term loan and letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $129.4 million of borrowing capacity under the bank credit facility as of September 30, 2009. After also taking into consideration our October 26, 2009 issuance of $200.0 million second lien senior secured notes and the use of proceeds therefrom for repayment of the $147.0 million term loan and $41.0 million of revolving loans (including a $25.0 million permanent reduction in the revolving commitments), our borrowing capacity under the bank credit facility approximated $145.4 million as of September 30, 2009. See below for further discussion of the bank credit facility as amended by subsequent event.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, the applicable rate based on either the applicable pricing period as set forth under the bank credit facility or our total leverage ratio, depending on whether the term loan remains outstanding (as each term is defined under the bank credit facility). We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. As of September 30, 2009: (1) the applicable rate for base rate loans was between 2.25% and 3.25% if the term loan remains outstanding, and between 0.75% and 2.25% after full repayment of the term loan; (2) the applicable rate for Eurodollar rate loans was between 3.50% and 4.50% if the term loan remains outstanding, and between 2.00% and 3.50% after full repayment of the term loan; and (3) the applicable rate for commitment fees was 0.50% if the term loan remains outstanding, and between 0.20% and 0.50% after full repayment of the term loan. The base rate is the higher of Bank of America’s announced prime rate, the LIBOR rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2009, we had $713.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2009 were comprised of: (1) a $147.0 million term loan based on a one-month Eurodollar rate of 0.25% plus an applicable rate of 3.75%, and (2) $566.0 million in revolving loans based on a one-month Eurodollar rate of 0.24% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of September 30, 2009.

The bank credit facility is collateralized by a lien on substantially all of our assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our maximum total debt and maximum senior debt leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures.

The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserve its existence as a federally-recognized Indian tribe;

•	the Tribe cause us to continually operate Mohegan Sun and the Pocono Downs entities in compliance with all applicable laws; and

•

except under specific conditions, limit us from selling or disposing of our assets, limit the transfer of our and our guarantor subsidiaries’ assets to non-guarantor entities, limit the incurrence by us and our guarantor subsidiaries of other debt or contingent obligations and limit us and our guarantor subsidiaries’ ability to extend credit, make investments or commingle our assets with assets of the Tribe.

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio.

As of September 30, 2009, our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2009 through March 31, 2010	1.05:1.00
June 30, 2010 and thereafter	1.10:1.00

As of September 30, 2009, our maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2009 and December 31, 2009	7.25:1.00
March 31, 2010 and June 30, 2010	7.00:1.00
September 30, 2010 and December 31, 2010	6.75:1.00
March 31, 2011 and June 30, 2011	6.50:1.00
September 30, 2011	6.25:1.00
December 31, 2011 and thereafter	6.00:1.00

As of September 30, 2009, our maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2009 and December 31, 2009	4.75:1.00
March 31, 2010	4.50:1.00
June 30, 2010 through December 31, 2010	4.25:1.00
March 31, 2011 through September 30, 2011	4.00:1.00
December 31, 2011 and thereafter	3.50:1.00

If we are unable to sufficiently offset declines in our revenues with appropriate cost reductions or if we are unable to execute our cost containment initiatives outlined earlier, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under the bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we cannot provide any assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of September 30, 2009, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

On October 26, 2009, concurrently with the issuance of the 2009 second lien senior secured notes, we entered into an amendment to the terms of the bank credit facility. Among other things, the amendment modified our maximum total leverage and senior leverage ratio covenants as follows:

Maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2009 and December 31, 2009	7.25:1.00
March 31, 2010 and June 30, 2010	7.25:1.00
September 30, 2010 and December 31, 2010	7.25:1.00
March 31, 2011	7.00:1.00
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011 and thereafter	6.25:1.00

Maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2009 and December 31, 2009	4.75:1.00
March 31, 2010	4.75:1.00
June 30, 2010 through December 31, 2010	4.50:1.00
March 31, 2011 through September 30, 2011	4.25:1.00
December 31, 2011 and thereafter	3.75:1.00

The amendment also: (1) provided the ability to obtain a release from liens securing the bank credit facility of a portion of the land on which Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (2) modified the terms of our covenant relating to the incurrence of permitted indebtedness to allow us or our subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Pocono Downs; (3) modified the terms of our permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of licensing fees associated with those operations; (4) permanently reduced the revolving commitments by $25.0 million; and (5) modified the applicable pricing rates as follows: (a) the applicable rate for base rate loans will be between 1.25% and 2.75%, and (b) the applicable rate for Eurodollar rate loans will be between 2.50% and 4.00%.

Upon the repayment of the $147.0 million term loan with proceeds from the issuance of the 2009 second lien senior secured notes and the $25.0 million permanent reduction in revolving commitments, the total commitment of the bank credit facility was reduced from $850.0 million to $675.0 million.

Line of Credit

As of September 30, 2009, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit was amended in May 2009 to reduce the commitment from $25.0 million to $18.0 million and extend the maturity date from May 14, 2009 to May 14, 2010. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2009, we had $12.2 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of September 30, 2009, we were in compliance with all covenant requirements under the line of credit and had $5.8 million of borrowing capacity thereunder.

Letters of Credit

As of September 30, 2009, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs entities, overdue amounts for purses due to horsemen at the Pocono Downs entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the PGCB, and two in connection with road work at the Pocono Downs facilities. The letters of credit expire(d) on various dates from November 2009 through September 2010, subject to renewals. As of September 30, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2009, Salishan-Mohegan entered into an amendment to the terms of its then existing $25.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, dated October 17, 2006. Among other things, the amendment reduced the total commitment of the credit facility from $25.0 million to $17.0 million, extended the maturity date from September 30, 2009 to September 30, 2010 and modified the applicable pricing rates. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. In connection with the amendment, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan credit facility. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2009, Salishan-Mohegan had $13.3 million in base rate loans and no Eurodollar rate loan outstanding. The loans outstanding at September 30, 2009 were based on a base rate of 3.25% plus a spread of 2.50%. The applicable rate for commitment fees was 0.50% as of September 30, 2009. As of September 30, 2009, Salishan-Mohegan had $3.7 million of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Notes

On September 30, 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan credit facility in connection with the September 30, 2009 amendment to the Salishan credit facility, as further described above. The promissory note executed by Salishan-Mohegan in favor of the

Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity.

In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a $25.0 million Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board.

Capital Expenditures

Capital Expenditures Incurred

Capital expenditures totaled $93.5 million for the fiscal year ended September 30, 2009. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun and Pocono Downs of $90.7 million and $2.8 million, respectively. Mohegan Sun expenditures consisted of $71.9 million in costs related to Project Horizon, including $1.1 million in capitalized interest, and $18.8 million in maintenance and development capital expenditures. Pocono Downs expenditures included $5.4 million in capital expenditures, primarily consisting of construction expenditures for a new paddock for the harness racing facility, partially offset by a $2.6 million reduction in the final cost of Project Sunrise. During the fiscal year ended September 30, 2009, Pocono Downs also received a $2.0 million facility improvement grant from the Commonwealth of Pennsylvania pursuant to the Pennsylvania Race Horse Development Gaming Act, which was recorded as a reduction to property and equipment.

Capital expenditures totaled $383.7 million for the fiscal year ended September 30, 2008. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun and Pocono Downs of $210.5 million and $173.2 million, respectively. Mohegan Sun expenditures consisted of $172.8 million in costs related to Project Horizon, including $3.5 million in capitalized interest, $26.3 million in maintenance capital expenditures and $11.4 million in property renovation expenditures. Pocono Downs expenditures consisted of $169.6 million in costs related to Project Sunrise, including $3.0 million in capitalized interest, and $3.6 million in maintenance capital expenditures.

Capital expenditures totaled $162.2 million for the fiscal year ended September 30, 2007. These capital expenditures were comprised of the following:

•

Capital expenditures at Mohegan Sun and Pocono Downs of $103.7 million and $58.4 million, respectively. Mohegan Sun expenditures consisted of $46.5 million in costs related to Project Horizon, including $1.0 million in capitalized interest, $34.0 million in maintenance capital expenditures and $23.2 million in property renovation expenditures. Pocono Downs expenditures consisted of $56.4 million in costs for the Phase 1 slot facility and to begin construction on Project Sunrise, including $638,000 in capitalized interest, and $2.0 million in maintenance capital expenditures. Capital expenditures for Corporate were minimal.

Expected Future Capital Expenditures

Capital expenditures for fiscal year 2010 are forecast to be approximately $44.2 million. Capital expenditures for fiscal 2010 at Mohegan Sun, exclusive of Project Horizon spending, are forecast to be approximately $27.0 million in maintenance and development expenditures, primarily relating to the replacement and improvement of information technology equipment, systems and software, the replacement and enhancement of slot machines, and utility infrastructure upgrades.

Total project costs for Project Horizon are currently estimated to be approximately $301.6 million, excluding capitalized interest. As of September 30, 2009, project costs incurred for Project Horizon, excluding capitalized interest, totaled approximately $287.5 million. Remaining project costs are estimated to total approximately $14.1 million and are anticipated to be incurred in fiscal 2010.

Capital expenditures for fiscal 2010 at Pocono Downs are forecast to be approximately $3.0 million in maintenance and development expenditures.

Capital expenditures for fiscal 2010 at Corporate are forecast to be minimal.

Sources of Funding for Capital Expenditures

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Pocono Downs. We plan to finance capital expenditures for Project Horizon through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the fiscal years ended September 30, 2009, 2008 and 2007, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Bank credit facility	$21,748	$8,978	$2,799
Prior bank credit facility	-	-	2,755
2005 6 1/ 8% senior unsecured notes	15,313	15,313	15,313
2001 8 3/ 8 % senior subordinated notes	742	1,369	1,369
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/ 8% senior subordinated notes	16,655	21,038	21,038
2004 7 1/ 8% senior subordinated notes	16,031	16,031	16,031
2005 6 7/ 8% senior subordinated notes	10,313	10,313	10,313
Line of credit	338	388	641
WNBA promissory note	81	181	301
Salishan-Mohegan bank credit facility	743	1,153	1,186
Mohegan Tribe promissory note (Salishan-Mohegan)	4	-	-
Mohegan Tribe promissory note (MG&H)	-	244	-
Capital leases	273	47	-
Amortization of net deferred gain on settlement of derivative instruments	228	455	455
Amortization of debt issuance costs	8,282	4,831	3,835
Capitalized interest	(1,062)	(6,548)	(1,673)

Total interest expense, net of capitalized interest	$109,689	$93,793	$94,363

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Inclusive of the term loan and letters of credit, which reduce borrowing availability under the bank credit facility, we had approximately $129.4 million of borrowing capacity under the bank credit facility as of September 30, 2009, after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures. After also taking into consideration our October 26, 2009 issuance of $200.0 million second lien senior secured notes and the use of proceeds therefrom for repayment of the $147.0 million term loan and $41.0 million of revolving loans (including a $25.0 million permanent reduction in the revolving commitments), our borrowing capacity under the bank credit facility approximated $145.4 million as of September 30, 2009. Distributions to the Tribe are anticipated to approximate between $59.0 million and $64.0 million for fiscal 2010.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,628,040	$26,430	$976,010	$475,000	$150,600
Interest payments on long-term debt (3)	337,342	94,240	177,062	60,647	5,393
Construction (4)	14,147	14,147	-	-	-
Procurement (5)	72,293	15,059	30,852	24,091	2,291
Capital leases (6)	6,949	919	1,389	1,499	3,142
Operating leases (7)	4,789	3,944	537	192	116

Total	$2,063,560	$154,739	$1,185,850	$561,429	$161,542

(1)	Represents payment obligations from October 1, 2009 to September 30, 2010.
(2)	Represents long-term debt maturities scheduled as of September 30, 2009.
(3)	Represents interest payments expected to be paid on long-term debt as of September 30, 2009, pursuant to respective debt agreements.
(4)	Represents expenditures we must pay in connection with Project Horizon, exclusive of amounts reflected in our consolidated balance sheets.
(5)	Represents expenditures we must pay in connection with agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our consolidated balance sheets.
(6)	Represents lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.
(7)	Represents leases for various buildings, equipment and land at Mohegan Sun and Pocono Downs, as well as the ground lease for the 152-acre site located in Palmer, Massachusetts.

In addition to the contractual obligations described above, we have certain other contractual commitments as of September 30, 2009. The calculation of the estimated payments in the following table are based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Since there are high levels of estimation and judgment used with respect to calculating these liabilities, future events that affect such estimates and judgments may cause the actual payments to significantly differ from the estimates set forth below. The amounts included in the table are estimates and, while certain agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Minimum Slot Win Contribution (2)	$192,591	$402,689	$427,213	$1,185,350
Relinquishment (3)	59,046	121,192	134,091	17,506
Priority distributions (4)	18,614	39,399	42,483	121,332
Town of Montville (5)	500	1,000	1,000	2,500
Pennsylvania Gaming Tax (6)	129,600	278,877	291,485	810,689
Pennsylvania property tax (7)	2,195	4,646	5,142	2,925

Total	$402,546	$847,803	$901,414	$2,140,302

(1)	Amounts represent payment commitments from October 1, 2009 to September 30, 2010.
(2)	Slot Win Contribution payments are a portion of gross revenues from slot machines at Mohegan Sun that we must pay to the State of Connecticut pursuant to the Mohegan Compact. Slot Win Contribution payments are the lesser of: (1) 30% of gross revenues from slot machines at Mohegan Sun, or (2) the greater of (a) 25% of gross revenues from slot machines at Mohegan Sun or (b) $80.0 million.
(3)	Relinquishment payments are made by us to TCA pursuant to the relinquishment agreement. Relinquishment payments are 5% of revenues, as defined in the relinquishment agreement. The payments due reflect our estimates of amounts to be paid under the relinquishment agreement based on our estimated future revenues subject to the relinquishment agreement.
(4)	Priority distributions are monthly payments required to be made by us to the Tribe pursuant to the priority distribution agreement. The payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a maximum amount of $14.0 million pursuant to the priority distribution agreement, as adjusted annually based on the Consumer Price Index, or CPI. For the purposes of calculating these amounts, we have assumed that we will pay the maximum amount in each of the years covered by the table, as adjusted by an annual CPI adjustment of 3.84%.
(5)	We have an agreement with the Town of Montville to pay the town an annual payment of $500,000 to minimize the impact on the town resulting from the decreased tax revenues on reservation land held in trust.
(6)	Pennsylvania Gaming Tax payments are a portion of gross revenues from slot machines at Pocono Downs that Downs Racing must pay to the PGCB on a daily basis, which includes local share assessments to be paid to cities and municipalities hosting Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association. Pennsylvania Gaming Tax payments payable to the PGCB on a daily basis is 55% of gross revenues from slot machines at Pocono Downs, 2% of which is subject to a $10.0 million minimum annual threshold.
(7)	Pursuant to a property tax litigation settlement, Downs Racing is required to make agreed upon annual payments to the Wilkes-Barre school district for each tax year through 2015.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to revenue recognition, allowance for doubtful accounts, the liability associated with unredeemed Player’s Club points, self-insurance accrual, the relinquishment liability, asset impairment, contingencies and litigation. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patrons to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual patron receivables, considering the patron’s financial condition, credit history and current economic conditions. If the financial condition of patrons were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We also maintain allowances for doubtful accounts for reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe and WTG on behalf of the Menominee Tribe for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the inherent uncertainty in the development of the Cowlitz Project, we maintain a reserve based on our estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables were fully reserved as of September 30, 2009.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. We determine the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual.

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. In estimating these costs, we consider historical loss experience and makes judgments about the expected levels of costs per claim. We also utilize information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Relinquishment Liability

In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, we have recorded a relinquishment liability of the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with the budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted average discount rate, which is a decremental layer. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to significantly differ from the estimate.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with authoritative guidance issued by the FASB pertaining to the accounting for the impairment of long-lived assets, the carrying value of our assets is assessed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows, as well as other factors, then an impairment loss is recognized in the respective consolidated statement of income.

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. While we are currently evaluating our options with respect to the development of the suspended elements, including the new hotel, we can provide no assurance as to if or when the suspended elements will resume. The specific factors that we will consider in determining the feasibility of the suspended elements include our financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. We currently believe that the assets related to the suspended elements have a future benefit. We have assessed the carrying value of these assets as of September 30, 2009 and 2008 and determined that no impairment existed.

Goodwill

In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pocono Downs entities is not subject to amortization, but is assessed at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. We assessed the goodwill for impairment using an income approach as of September 30, 2009 and determined that no impairment existed. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs entities. The amount by which the estimated fair value of the Pocono Downs entities exceeds its book value has remained consistent as of September 30, 2009 and 2008. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows of the Pocono Downs entities are not met; (2) if the discount rate increases; or (3) if terminal growth rates decrease.

Intangible Assets

Our trademark for Mohegan Sun is no longer subject to amortization as it has been deemed to have an indefinite useful life. The trademark is assessed at least annually for impairment pursuant to appropriate accounting standards. The intangible asset associated with the acquisition of the Pocono Downs entities also is assessed at least annually for impairment. If estimates of projected cash flows of the Pocono Downs entities are not met, the slot license intangible asset may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements. The intangible assets associated with the acquisitions of the WNBA franchise and the assets of PCC are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In accordance with authoritative guidance issued by the FASB pertaining to intangible assets, the development rights intangible asset related to the Menominee Project was determined to be fully impaired and was written-off during fiscal 2008.

Litigation

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damages to customers’ personal assets. We estimate guest claims expense and accrues for such liabilities based upon historical experience in other current liabilities in our consolidated balance sheets.

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

New Accounting Pronouncements

Accounting Standards Recently Adopted

In June 2009, the FASB issued guidance which established the FASB Accounting Standard Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the Securities and Exchange Commission). The Codification did not change U.S. GAAP but, instead, changed the referencing of authoritative accounting literature. The new guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Its adoption required us to adjust references to authoritative accounting literature in our financial statements, but did not affect our financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance pertaining to subsequent events. The new guidance incorporates into the FASB authoritative literature, accounting guidance that originated as auditing standards about events or transactions that occur after the balance sheet date but before the financial statements are issued. It retains the auditing standard requirements to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. The new guidance became effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying consolidated financial statements, we have evaluated events subsequent to September 30, 2009 through the issuance of the financial statements on December 28, 2009.

In March 2008, the FASB issued guidance pertaining enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (1) an entity uses derivative instruments; (2) derivative instruments and related hedged items are accounted for; and (3) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the new guidance effective January 1, 2009. Since the new guidance requires only additional disclosures concerning derivatives and hedging activities, its adoption did not affect the presentation of our financial position, results of operations or cash flows.

In October 2008, we adopted guidance pertaining to fair value measurements for financial assets and liabilities. We deferred the provisions that relate to non-financial assets in accordance with the new guidance, which allowed for such a deferral. The major categories of assets that are measured at fair value for which we have not applied the new guidance include the measurement of fair value in the first step of a goodwill impairment test pursuant to appropriate accounting standards. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows. We adopted the provisions related to non-financial assets and liabilities as of October 2009. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept. It also clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The FASB also provided a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. Additionally, the FASB requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. This guidance became effective for interim and annual periods ending after June 15, 2009. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

In August 2009, the FASB issued guidance pertaining to fair value measurements for liabilities when quoted prices for the liabilities are not available. The new guidance is effective for the first reporting period (including interim periods) beginning after October 1, 2009. We are currently evaluating the potential impact, if any, that the new guidance may have on our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance to address the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the new guidance may have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance pertaining to business combinations and non-controlling interests in consolidated financial statements. The new guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. Additionally, it requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt the new guidance in our fiscal year beginning October 1, 2009. The new provisions related to business combinations will only impact us if we are a party to a business combination after the pronouncement has been adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus applicable rates, as defined under the bank credit facility. As of September 30, 2009, we had $713.0 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of September 30, 2009 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for variable-rate debt instruments are considered to approximate their carrying amounts and fair values for fixed-rate debt instruments, which are publicly-traded, and are based on quoted market prices as of September 30, 2009.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$919	$12,691	$250,708	$250,735	$225,764	$153,142	$893,959	$703,638
Average interest rate	4.1%	13.4%	8.0%	6.1%	7.1%	6.8%	7.1%
Variable rate	$26,430	$1,000	$713,000	$-	$-	$600	$741,030	$618,329
Average interest rate (1)	3.9%	2.6%	4.9%	-	-	-	4.9%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $7.4 million.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The members and their terms are as follows: Allison D. Johnson, Mark F. Brown, Cheryl A. Todd and Thayne D. Hutchins, Jr. are each serving four-year terms expiring in October 2011, while Marilynn R. Malerba, Bruce S. Bozsum, William Quidgeon, Jr., Ralph James Gessner, Jr. and Kathleen M. Regan-Pyne are each serving four-year terms expiring in October 2013. Upon expiration of their respective terms, the eligible voters of the Tribe may reelect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information, as of the date of filing, with respect to (1) the members of the Management Board and (2) each of the executive officers of Mohegan Tribal Gaming Authority, Mohegan Sun and the Pocono Downs entities.

Name	Age	Position
Marilynn R. Malerba	56	Chairwoman and Member, Management Board
Bruce S. Bozsum	49	Vice Chairman and Member, Management Board
Allison D. Johnson	39	Recording Secretary and Member, Management Board (1)
Ralph James Gessner, Jr.	40	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	38	Treasurer and Member, Management Board (1)
Mark F. Brown	52	Member, Management Board (1)
William Quidgeon, Jr.	47	Member, Management Board (1)
Cheryl A. Todd.	49	Member, Management Board
Kathleen M. Regan-Pyne	53	Member, Management Board
Mitchell Grossinger Etess	51	Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	48	Chief Operating Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	61	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	37	President and General Manager, Pocono Downs entities

(1)	Designates a member of the Audit Committee.

Marilynn R. Malerba—Ms. Malerba was first seated on the Tribal Council and the Management Board and was elected Vice-Chairwoman of the Management Board in October 2005. Ms. Malerba was re-elected in October 2009, at which time she was elected Chairwoman of the Tribal Council and Management Board. Ms. Malerba served as the Director and later, Executive Director of the Tribe’s Health and Human Services Department from 1997 until 2005 and was responsible for the development of that department and various programs that directly benefit the Tribe’s membership. Prior to her employment with the Tribe, Ms. Malerba held director and manager positions with Lawrence & Memorial Hospital in New London, Connecticut, and currently serves on its Board of Directors. Ms. Malerba holds a Master’s degree in Public Policy from the University of Connecticut.

Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and the Management Board in October 2004. He served as Chairman of the Tribal Council and Management Board from October 2005 until October 2009. Mr Bozsum was re-elected in October 2009, at which time he was elected Vice Chairman of the Tribal Council and Management Board. Mr. Bozsum previously served as the Manager of Cultural and Community Programs for the Tribe from 2000 to 2004, and was responsible for educational outreach programs, the annual Wigwam Festival and Cultural Week. Previously, he worked as a Floor Supervisor for the Tribe’s High Stakes Bingo operation.

Allison D. Johnson—Ms. Johnson was seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2007. Ms. Johnson served as a Human Resources Manager and Human Resource Generalist for the Tribal government from June 2003 to October 2005. Ms. Johnson worked in the Human Resource department at Mohegan Sun from 2000 to 2003, serving as Benefits Manager prior to her employment with the Tribe. Ms. Johnson has held management positions in commercial leasing and retail sales and support. Ms. Johnson served as an Alternate Commissioner for the Mohegan Tribal Employment Rights Commission. She is a graduate of San Diego Miramar College in California with a degree in liberal arts.

Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2009. Mr. Gessner brought nine years of casino experience to his service on the Management Board. Beginning in 1997, Mr. Gessner served as Executive Host at Mohegan Sun and subsequently, Manager and Director of Executive Hosts then Vice President of Casino Marketing. Mr. Gessner holds a bachelor’s degree in hotel and restaurant management from the University of Southwestern Louisiana and serves as Co-Chair of the Sachem Fund, an organization dedicated to redevelopment in the Tribe’s neighboring town of Norwich.

Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Tribal Council and the Management Board in October 2007, after serving as a staff accountant in the finance department of the Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University holding a Bachelor of Art’s degree in economics with a concentration in accounting, and currently serves on the Board of the Southeastern Connecticut Enterprise Region.

Mark F. Brown—Mr. Brown has been a member of the Tribal Council and the Management Board since October 1995, and was re-elected in October 2007. He served as Chairman of the Management Board and the Tribal Council from October 2000 until October 2005. Mr. Brown worked with the Tribe’s historian during the period in which the Tribe was working to obtain federal recognition, and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years. In addition to serving on various external and Tribal boards and committees, Mr. Brown serves as Chairman of the Authority’s Audit Committee.

William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2009. Mr. Quidgeon served in several capacities for the Tribal government and Mohegan Sun prior to being seated on the Tribal Council and the Management Board. Mr. Quidgeon previously served in the Engineering Department at Mohegan Sun and as Senior Project Manager for the Mohegan Tribal Development Department from 1999 to 2005, where he was responsible for renovations and construction within the casino and Tribal government. He also served as Board Chairman of Mohegan Information Technology Group, a limited liability company previously organized by the Tribe, and currently serves as Co-Chair of the Sachem Fund, an organization dedicated to redevelopment in the Tribe’s neighboring town of Norwich.

Cheryl A. Todd—Ms. Todd was first seated on the Tribal Council and the Management Board in March 2007, after serving as Executive Assistant to the Chairman of the Management Board for 11 years. Ms. Todd was re-elected to the Tribal Council and Management Board in October 2007. As Executive Assistant to the Chairman, she participated in the daily operations of the Tribe, interacting with every department within the government and Mohegan Sun, including, federal, state and local government representatives, officials from other Indian Nations and corporate and financial executives. Ms. Todd also served previously on the Mohegan Strategic Planning Committee and the Mohegan Election Committee. Prior to her employment with the Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.

Kathleen M. Regan-Pyne—Ms. Regan-Pyne was first seated on the Tribal Council and the Management Board in October 2009. Prior to being seated on the Tribal Council and the Management Board, Ms. Regan-Pyne served as the Manager of Tribal Career Development for the Tribe and Mohegan Sun beginning in July 2006. Prior to her employment with the Tribe and Mohegan Sun, Ms. Regan-Pyne worked for over twenty years in the insurance/

financial services industry and, most recently, as Director of Life Claims at Lincoln Life & Annuity. Ms. Regan-Pyne is a graduate of Eastern Connecticut State University and, among other honors, has been elected to the Connecticut Women’s Basketball Hall of Fame.

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

Jeffrey E. Hartmann—Mr. Hartmann assumed the role of Chief Operating Officer of the Authority in May 2006, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun. Mr. Hartmann has served as the Executive Vice President and Chief Operating Officer of Mohegan Sun since August 2004. Prior to that, Mr. Hartmann served as Executive Vice President of Finance and the Chief Financial Officer of the Authority. Mr. Hartmann has 15 years of experience in the casino and hotel industry. Mr. Hartmann served as the Authority’s Executive Vice President of Finance and Chief Financial Officer from October 1999 through August 2004 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods from August 1991 to December 1996, including, as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

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

Robert J. Soper—Mr. Soper served as the President and Chief Executive Officer of the Pocono Downs entities from January 2005 to January 2009, and has served as President and General Manager since January 2009. Prior to assuming these positions, Mr. Soper served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney for the Tribe from 1997 to 2001.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with applicable provisions of the Exchange Act. The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including, a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members, and, accordingly, no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from us.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Compensation Objectives

We operate in an extremely competitive environment and believe that our current and future success is closely correlated with the retention of highly talented employees and a strong management team. Accordingly, our executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain senior management employees; (2) motivate these individuals to achieve our short-term and long-term company goals that enhance the value of the Mohegan Sun brand; and (3) promote internal pay equity and external competitiveness.

Our philosophy relating to executive compensation is to attract and retain highly qualified people by offering base salaries, cash-based incentive compensation opportunities and other employee benefits at levels that will enable us to offer our executives total compensation opportunities in line with those offered by our industry peers. We face unique challenges in designing our executive compensation program, because, as an instrumentality of the Tribe, we cannot offer equity-based compensation to our executives, unlike many of our industry peers. As a result, we strive to design a cash-based compensation program that rewards our executives with competitive compensation while providing proper incentives to achieve our financial and operational objectives at both the operating unit and company-wide levels. Additionally, we strive to ensure that our executive compensation program is straightforward, transparent and understandable.

Role of the Compensation Committee and Senior Management

Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As more fully described below, Mr. Etess, along with our Senior Vice President of Casino Operations and Vice President of Human Resources of Mohegan Sun, have taken leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget as approved by the Management Board, Mr. Etess determines the salaries of, and bonuses with respect to non-equity incentive compensation paid to, our executives.

Elements of Compensation

Historically, executive compensation offered to our named executive officers, or NEOs, consisted of annual compensation, in the form of base salaries and employee benefits/perquisites, and incentive compensation, in the form of an annual cash bonus opportunity. We also offer our executives the opportunity to defer all or a portion of their cash compensation under a deferred compensation plan, or DCP, sponsored by the Tribe, as well as permit them to participate in our retirement and 401(k) plan, also sponsored by the Tribe.

During fiscal 2006, a thorough review of our executive compensation program was undertaken with the assistance of Mercer Human Resources Consulting, or Mercer, a nationally-recognized compensation consulting firm. Based on the Mercer review, Mr. Etess, along with the Senior Vice President of Administration and Vice

President of Human Resources of Mohegan Sun, designed a new cash-based annual incentive compensation program, titled the “Mohegan Sun Executive Compensation Performance Reward Program,” or PRP. During fiscal 2009, as a result of declines in business volumes and uncertainties in the financial markets, we undertook a series of initiatives to reduce expenditures. Among those initiatives was the February 2009 implementation of a company-wide cost containment program, which included, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan, and suspension of annual cash bonuses, including those under the PRP. Additional information about the elements of compensation offered to our NEOs in fiscal 2009 is set forth below.

Annual Compensation

Annual compensation consists of base salaries and employee benefits. These elements are intended to provide some degree of compensation certainty to our NEOs by providing compensation that, unlike incentive compensation, is not “at-risk” based upon company performance.

Base Salary

We believe that a competitive base salary is an important component of compensation as it provides a degree of financial stability to our NEOs and is a critical factor in recruiting and retaining our NEOs. Base salary also is designed to recognize the scope of responsibilities placed on each NEO and to reward the NEO for their unique leadership skills, management experience and contributions to our company.

In determining base salary levels, we take into consideration economic and industry conditions and company performance. We do not assign relative weights to company and individual performance, but instead make a subjective determination after considering such measures collectively. Base salary also is evaluated relative to other components of our executive compensation program to ensure that each NEO’s total compensation and mix of components is consistent with our overall compensation objectives and philosophies.

During fiscal 2009, we entered into amended employment agreements with Messrs. Etess, Hartmann and Chupaska with base salaries and other benefits that, when combined, provide annual compensation amounts reflecting our need to compete for, and retain, management talent in a competitive environment. Recognizing the negative impact of the current economic conditions on our company, the amended employment agreements reflect, among other things, agreements by Messrs. Etess, Hartmann and Chupaska to forgo their 2009 annual salary increases and include a 10% reduction in each NEO’s salary. Also during fiscal 2009 and 2008, we entered into employment agreements with Messrs. Soper and Arnheim, respectively, which provide for competitive compensation for both NEOs.

Employee Benefits

Our NEOs receive certain employee benefits. For fiscal 2009, these benefits included health insurance, dental and vision coverage, prescription drug plans, long-term disability care and the opportunity to participate in the Tribe’s DCP, retirement and 401(k) plan and flexible spending accounts. However, as discussed earlier, due to the implementation of our company-wide cost containment program, employer-matching of 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan were suspended. All of our NEOs receive payment of premiums for supplemental long-term disability policies, other than Mr. Arnheim.

Incentive Compensation

We have historically offered our NEOs the opportunity to earn additional incentive compensation in the form of cash bonuses under the PRP. However, due to the implementation of our company-wide cost containment program, substantially all of the annual cash bonuses to employees, including those under the PRP, were suspended for fiscal 2009.

Mohegan Sun Executive Compensation Performance Reward Program

Background

In fiscal 2006, Mercer conducted a market pricing assessment of the relative competitiveness of our total cash compensation to our NEOs, other than Messrs. Soper and Arnheim, and 25 other senior executives. For the NEOs, other than Messrs. Soper and Arnheim, Mercer compared their compensation to that paid to executives in similar positions in publicly-traded companies with similar annual revenues, as well as companies in the leisure, hospitality and gaming industries.

The data reviewed by Mercer included base salary compensation, cash bonuses and the present value associated with long-term incentive compensation, such as stock options and shares of restricted stock, paid by the comparator companies. The market data indicated that the base salaries of Messrs. Etess, Hartmann and Chupaska exceeded the 75th percentile of base salaries paid by comparator companies. In addition, total cash compensation, paid by us in the form of base salary plus an annual cash bonus, was at or above the 50th percentile in the case of Mr. Etess, and above the 75th percentile, in the cases of Messrs. Hartmann and Chupaska. However, due to our inability to offer equity-based compensation, the total direct compensation for the measured NEOs was substantially behind comparator companies, lagging behind the 25th percentile in the case of Mr. Etess, and behind the 50th percentile, in the case of Messrs. Hartmann and Chupaska. These findings were replicated at all positions that were measured by Mercer. Accordingly, the Mercer review concluded that the absence of any long-term compensation opportunities negatively affected the level of competitiveness of the total direct compensation afforded to our executives.

In fiscal 2007, in an attempt to bridge the gap in total direct compensation identified by the Mercer review, we developed and implemented a new cash-based incentive compensation program for our executives. The new cash-based incentive compensation program was again offered in fiscal 2008. Messrs. Etess, Hartmann and Chupaska elected to forgo consideration under this program in fiscal 2008. The PRP was not extended to executives serving at the Pocono Downs entities, so Mr. Soper did not participate in the PRP during fiscal 2008. As noted previously, we suspended annual cash bonuses to all employees, including those under the PRP, in fiscal 2009.

Overview of the PRP

The PRP was designed to focus participants toward the successful attainment of formal goals that are tied to our strategic vision and business missions, as approved by the Management Board. The program highlights the following:

•	proper alignment of our executive compensation program with competitive markets;

•	establishment of defined pay practices within the organization and facilitation of internal pay equity comparisons and analysis; and

•	movement of bonus compensation decisions toward an “at risk” model, where payout levels are determined by individual and company-wide performance as measured against pre-defined goals.

The PRP established three levels of awards, two of which can impact NEO compensation:

•

Chief Executive Level: Defined as those positions which oversee and are ultimately accountable for company-wide performance, provide policy level direction across department and enterprise lines, direct the development of strategic business plans across all departmental lines, and are responsible for the overall business strategy and tactical planning and delivery of operational results. Their actions or failure to act have the highest consequence of error on overall operations.

•

Senior Executive Level: Defined as those positions responsible for delivering focused strategic business plans throughout their enterprise and the departments for which they oversee. As a group, they are responsible for directing the development of strategic business plans to achieve our approved business strategies and ultimately, prompt the delivery of successful performance of all departments and enterprises. Their individual or collective actions or failure to act have the second highest consequence of error on overall operations.

Both the Chief Executive and Senior Executive levels were established with an “at risk” bonus amount of 60% of base salary, so as to afford our executives at these levels total potential compensation at a level equal to 90% of the 50th percentile of total direct compensation paid by comparator companies to executives in similar positions, according to the Mercer market data.

The PRP is intended to compensate executives based on their performance over four primary measurement areas, including: financial performance, customer service, organizational, and learning and growth. The measurement areas are derived from the guiding principles of our organization since Mohegan Sun’s establishment in 1996. The financial performance area accounts for 50% of the “at risk” pool.

The actual targets used, and the extent of the “at risk” pool each of the areas comprises, may be determined following an annual strategic planning process at the discretion of Mr. Etess in conjunction with the Senior Vice President of Casino Operations, Senior Vice President of Finance and Chief Financial Officer and Vice President of Human Resources of Mohegan Sun.

As previously indicated, we suspended cash bonuses under the PRP for fiscal 2009. We are in the process of evaluating the feasibility of re-implementing the PRP for fiscal 2010, and no assurances can be made whether we will re-implement the program.

Compensation Committee Report

The nine-member Management Board serves as our Compensation Committee. The Management Board met with management to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized it to be included in this Annual Report on Form 10-K for the 2009 fiscal year.

Management Board

Marilynn R. Malerba

Bruce S. Bozsum

Allison D. Johnson

Ralph James Gessner, Jr.

Thayne D. Hutchins, Jr.

Mark F. Brown

William Quidgeon, Jr.

Cheryl A. Todd

Kathleen M. Regan-Pyne

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3) ($)	Total ($)
Mitchell Grossinger Etess	2009	1,367,129	-	-	6,264	1,373,393
Chief Executive Officer,	2008	1,182,899	372,035	-	60,537	1,615,471
Mohegan Tribal Gaming Authority	2007	1,118,879	372,960	164,775	58,079	1,714,693

Jeffrey E. Hartmann	2009	1,216,485	-	-	5,586	1,222,071
Chief Operating Officer,	2008	1,079,077	351,738	-	50,119	1,480,934
Mohegan Tribal Gaming Authority	2007	1,028,773	342,924	165,475	48,203	1,585,375

Leo M. Chupaska	2009	686,430	-	-	5,984	692,414
Chief Financial Officer,	2008	655,093	201,424	-	37,330	893,847
Mohegan Tribal Gaming Authority	2007	612,821	204,274	86,103	30,480	933,678

Toby A. Arnheim (1)	2009	468,270	-	-	122,988	591,258
Senior Vice President of Project Management,	2008	201,923	-	-	65,451	267,374
Mohegan Tribal Gaming Authority	2007	-	-	-	-	-

Robert J. Soper	2009	408,485	-	-	1,202	409,687
President and General Manager,	2008	343,624	127,101	-	6,750	477,475
Mohegan Sun at Pocono Downs	2007	347,164	161,338	-	6,774	515,276

(1)	Employment commenced April 28, 2008.
(2)	For fiscal 2008 and 2007, the minimum bonus requirements effective under the then existing employment agreements for Messrs. Etess, Hartmann and Chupaska were equal to 33.3% of the NEO’s base annual salary.
(3)	Below is a breakdown of “All Other Compensation:”

Name	Fiscal Year	401(k) (1) ($)	Life Insurance (2) ($)	Income Taxes for Life Insurance Benefits (3) ($)	Retirement (4) ($)	Excess Long- Term Disability (5) ($)	Living Allowances (6) ($)	Income Taxes for Living Allowances (7) ($)	Moving Allowances (8) ($)	Income Taxes for Taxable Moving Allowances (9) ($)	Total ($)
Mitchell Grossinger Etess	2009	3,856	1,065	489	228	626	-	-	-	-	6,264
	2008	6,900	30,035	13,780	636	9,186	-	-	-	-	60,537
	2007	6,750	30,035	13,780	624	6,890		-	-	-	58,079

Jeffrey E. Hartmann	2009	3,645	745	342	228	626	-	-	-	-	5,586
	2008	6,900	24,299	11,148	636	7,136	-	-	-	-	50,119
	2007	6,750	24,299	11,178	624	5,352	-	-	-	-	48,203

Leo M. Chupaska	2009	2,087	2,086	957	228	626	-	-	-	-	5,984
	2008	6,900	2,086	957	636	26,751	-	-	-	-	37,330
	2007	6,750	2,086	957	624	20,063	-	-	-	-	30,480

Toby A. Arnheim	2009	-	-	-	228	626	80,887	36,948	2,947	1,352	122,988
	2008	-	-	-	36	105	30,000	13,764	15,077	6,469	65,451
	2007	-	-	-	-	-	-	-	-	-	-

Robert J. Soper	2009	1,202	-	-	-	-	-	-	-	-	1,202
	2008	6,750	-	-	-	-	-	-	-	-	6,750
	2007	6,750	-	-	24	-	-	-	-	-	6,774

(1)	Employer-matching 401(k) contributions.
(2)	Premium payments on life insurance policies owned by the individual.
(3)	Reimbursements for the payment of income taxes pertaining to certain life insurance benefits.
(4)	Employer retirement contributions.
(5)	Premium payments on long-term disability policies.
(6)	Employer payments of living allowances.
(7)	Reimbursements for the payment of income taxes pertaining to certain living allowances.
(8)	Employer payments of moving allowances.
(9)	Reimbursements for the payment of income taxes pertaining to certain moving allowances.

Nonqualified Deferred Compensation

We offer our NEOs the opportunity to participate in the DCP sponsored by the Tribe. The DCP is a non-qualified plan that allows our executives to defer all or a portion of their compensation. We do not make contributions to the DCP on behalf of our executives.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mitchell Grossinger Etess	751,921	-	430,489	-	4,050,507
Jeffrey E. Hartmann	751,224	-	432,484	-	4,699,619
Leo M. Chupaska	134,271	-	76,990	-	1,816,737
Toby A. Arnheim	-	-	-	-	-
Robert J. Soper	-	-	(1,204)	(14,907)	-

NEOs may elect to defer all or a portion of their compensation under the DCP. The amounts deferred by each NEO is deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their deemed investments from time to time. For fiscal 2009, the following funds were available under the DCP:

Fund Name

Schwab Value Advantage Money Fund (Select)

PIMCO Total Return (Instl)

Blackrock Global Allocation (I)

American Beacon Large Cap Value (Pin)

Davis New York Venture A Schwab S&P 500 Index

American Funds Growth Fund R4

Columbia Mid Cap Value (Z)

Morgan Stanley Inst Mid Growth (I)

Columbia Small Cap Value II (Z)

Wells Fargo Adv Small Cap Growth (Adm)

Thornburg International Value (I)

Lazard Emerging Markets (Inst)

Cohen & Steers Real

Jennison Utility (A)

T. Rowe Price Health Sciences

Allianz RCM Technology (Instl)

In accordance with federal law, elections to defer compensation generally must be made prior to the year in which the services to which the compensation relates will be performed. Once made, an election to defer compensation to be earned in the upcoming year is irrevocable. At the time a deferral election is made, the NEO chooses the date on which payment of the amount of compensation for the upcoming year credited to the DCP is to commence, as well as whether to receive the payments either in a lump sum or in up to fifteen annual installments. NEOs may change the form and timing of payments elected with respect to particular deferrals, subject to compliance with the terms of the DCP then in effect, including, any grandfathered terms resulting from changes in applicable U.S. federal income tax laws or regulations.

Potential Payments and Benefits upon Termination or Change in Control

The table below reflects potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. The amounts shown represent our reasonable estimates of the amounts which would be paid to the NEOs upon their termination, assuming in each case, that the termination occurred on September 30, 2009, the last business day of fiscal 2009. The actual amounts to be paid can only be determined at the time of the NEO’s separation from the company. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable.

	Salary ($)	Target Bonus ($)	Continuation of Medical Benefits ($)	Penalty Payment (2) ($)	Relocation Expenses ($)	Total ($)
Mitchell Grossinger Etess
Termination without cause	3,759,605	-	19,241	250,000	-	4,028,846
Termination due to medical disability (1)	683,565	-	1,025,347	-	-	1,708,912
Jeffrey E. Hartmann
Termination without cause	3,345,334	-	19,241	250,000	-	3,614,575
Termination due to medical disability (1)	608,243	-	912,364	-	-	1,520,607
Leo M. Chupaska
Termination without cause	1,201,253	-	13,399	-	-	1,214,652
Termination due to medical disability (1)	343,215	-	514,823			858,038
Toby A. Arnheim
Termination without cause	500,000	-	-	-	25,000	525,000
Termination due to medical disability	-	-	-	-	-	-
Robert J. Soper
Termination without cause	714,849	-	16,500	-	-	731,349
Termination due to medical disability (1)	204,243	-	306,364	-	-	510,607

(1)	Pursuant to each NEO’s employment agreement, upon termination without cause, the continuation of medical benefits shall be provided by us for a period of one year. For termination due to medical disability, we are required to provide each NEO with compensation and benefits for a period of 180 days; thereafter, if we, at our option, suspend the NEO’s employment or the NEO is deemed permanently disabled, we shall provide disability insurance coverage providing for payment of 50% of the NEO’s base annual salary for a period of two years commencing at the termination or suspension of the NEO’s employment agreement.
(2)	Pursuant to each NEO’s employment agreement, upon termination without cause, in the event the NEO agrees to the early withdrawal of their deferred compensation balance, we shall pay the penalty for early withdrawal, including the necessary gross-up for income taxes in an amount not to exceed: (a) the lesser of the actual penalty or $250,000 if such withdrawal occurs on or before December 31, 2009, and (b) the lesser of the actual penalty or $166,650 if such withdrawal occurs after December 31, 2009 but on or before December 31, 2010. We are not be required to pay any portion of any penalty incurred for early withdrawal occurring after December 31, 2010. The above payments assume that each NEO withdraws their deferred compensation on or before December 31, 2009, in which case, we will pay the lesser of the actual penalty or $250,000.

Messrs. Etess and Hartmann. Under our employment agreements with these NEOs, we may terminate the NEO’s employment for “cause,” defined as: (1) the NEO’s violation of the non-competition, non-solicitation and non-disclosure covenants contained in their employment agreement; (2) the loss or suspension by the State of Connecticut of the NEO’s license for Class III gaming for a period of thirty (30) consecutive days; (3) conviction of any crime committed by the NEO involving fraud, theft or moral turpitude; or (4) an intentional material breach of the NEO’s obligations under their employment agreement. In the event that we terminate the NEO for cause, the NEO is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, the NEO is entitled to receive a severance payment in the amount of the NEO’s base annual salary from the date of termination to the expiration date of NEO’s employment agreement in the same amount and at the same intervals as would have been paid had the NEO’s employment continued. Should we terminate the NEO’s employment other than for cause, the NEO may withdraw his deferred compensation and, in turn, we have agreed, under certain circumstances outlined in the employment agreements, to pay the penalty for early withdrawal of their deferred compensation, in amounts not to exceed the maximum balances outlined in their employment agreements. Additionally, in the event of termination other than for cause, we have agreed to pay the amount, if any, of income taxes payable by the NEO in connection with any penalty payments made by us in amounts not to exceed the maximum balances outlined in their employment agreements.

Mr. Chupaska. Under our employment agreement with Mr. Chupaska, we may terminate his employment for cause, as defined above. In the event that we terminate Mr. Chupaska for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Chupaska is entitled to receive a severance payment in the amount of his base annual salary from the date of termination to the expiration date of the agreement in the same amount and at the same intervals as would have been paid had his employment continued.

Mr. Soper. Under our employment agreement with Mr. Soper, we may terminate his employment for cause, substantially as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive a severance payment in the amount of his base annual salary from the date of termination to the expiration date of the agreement, except in the event of a sale of the business. In such event, if Mr. Soper is not employed in substantially the same position at the same compensation by the purchaser of the business or by another casino operated directly or indirectly by us, Mr. Soper is entitled to receive severance in the amount of his base annual salary from the date of termination and for a period equal to the lesser of: (1) one year, or (2) through the expiration of the agreement. Mr. Soper’s severance shall be payable in the same amount and at the same intervals as would have been paid had his employment continued.

Mr. Arnheim. Under our employment agreement with Mr. Arnheim, we may terminate his employment for good cause, which is defined in Mr. Arnheim’s agreement as: (1) violation of the Authority’s standards and policies for personal conduct; (2) breach by Mr. Arnheim of the covenants contained in his agreement, including his covenant not to compete and not to solicit; (3) conviction of a felony or misdemeanor or any crime involving moral turpitude; (4) misconduct in the course and scope of employment including theft, misappropriation of Authority property, dishonesty or fraud; (5) knowing violation of any law or regulation resulting in adverse consequences to us; (6) Mr. Arnheim’s engagement, directly or indirectly, in a conflict of interest; (7) failure or refusal by Mr. Arnheim to follow the directives of our Chief Executive Officer or Chief Operating Officer; or (8) failure to maintain or obtain gaming or other necessary licenses for Mr. Arnheim to perform his duties. In the event that we terminate Mr. Arnheim for good cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for good cause, Mr. Arnheim is entitled to receive a severance payment equal to the lesser of: (1) the amount that would have been payable had the agreement continued through the expected expiration date of the original term, or (2) one year of his base annual salary plus a lump sum of $25,000 for relocation expenses.

Compensation of the Management Board

The following table provides compensation information for each member of our Management Board during fiscal 2009.

Name	Fees Earned ($)	All Other Compensation (1) ($)	Total ($)
Marilynn R. Malerba *	164,291	253	164,544
Bruce S. Bozsum *	181,452	279	181,731
Allison D. Johnson *	131,432	203	131,635
Ralph James Gessner, Jr. *	131,432	203	131,635
Thayne D. Hutchins, Jr. *	131,432	203	131,635
Mark F. Brown *	177,779	508	178,287
William Quidgeon, Jr. *	131,432	203	131,635
Cheryl A. Todd *	131,432	203	131,635
Kathleen M. Regan-Pyne *	-	-	-
Mark W. Hamilton (2)	131,432	203	131,635

*	Represents current Management Board members.
(1)	Represents payment of premiums on life insurance policies of which the member is the owner.
(2)	Term expired effective October 4, 2009.

Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual role played by these individuals in our governance, as well as the Tribe’s, under the terms of an arrangement established at the time of Mohegan Sun’s inception, we are responsible to fund a portion of the compensation paid to the Tribal Council. For fiscal 2009, we were allocated 60% of such payment obligations, based on consideration of the amount of time that the Tribal Council functioned in its capacity as the Management Board as opposed to its capacity as the Tribal Council, including participation in weekly Management Board meetings, weekly meetings with the Authority’s executive team and bi-weekly executive committee meetings. In addition, certain members of the Tribal Council make periodic trips to Pocono Downs. We believe that the fiscal 2010 activities of the Tribal Council will be consistent with their fiscal 2009 activities and as such we expect to fund 60% of their fiscal 2010 compensation.

Compensation Committee Interlocks and Insider Participation

As noted above, the Management Board serves as our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedure for Review of Related Party Transactions

Potential conflicts of interest, including related party transactions reportable under Securities and Exchange Commission rules, must be approved in advance. We have a code of ethics, located on our website at “www.mtga.com”, which applies to our Chief Executive Officer, or principal executive officer, our Chief Financial Officer, or principal financial officer, and all other executive officers, whom we collectively refer to as our principal officers and specifically addresses conflicts of interest. Pursuant to the code ethics, principal officers with an actual or potential conflict of interest must disclose such conflict to the Director of Regulation, his designee or to the Chairman or Chairwoman of the Management Board. Consistent with our practice, only the Management Board may waive a provision of this code of ethics for our principal officers.

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

Transactions between the Tribe, the Authority and the Authority’s Subsidiaries

In September 2009, the Tribe loaned Salishan-Mohegan, LLC $10.0 million, which was used to repay revolving loans under the Salishan bank credit facility in connection with the September 30, 2009 amendment to the Salishan bank credit facility. The promissory note executed by Salishan-Mohegan, LLC in favor of the Tribe, or the Mohegan Tribe promissory note, provides for the accrual of interest at an annual rate of 15% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. For the fiscal year ended September 30, 2009, Salishan-Mohegan, LLC incurred $4,000 of interest expense on the Mohegan Tribe promissory note.

In March 2008, MTGA Gaming, LLC and the Tribe formed Mohegan Gaming & Hospitality, or MG&H. The Tribe holds a 51% membership interest in MG&H and MTGA Gaming, LLC holds the remaining 49% interest. In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a $25.0 million Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board. For the fiscal year ended September 30, 2008, MG&H incurred $244,000 of interest expense on the promissory note.

In March 2007, we formed Wisconsin Tribal Gaming, LLC, or WTG, to participate in the Menominee Project. WTG consists of two members, our wholly-owned subsidiary, Mohegan Ventures Wisconsin, LLC, which holds an 85.4% membership interest, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC, which holds the remaining 14.6% membership interest. Following formation in March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC for consideration of $6.4 million.

In August 2006, we purchased a 5% membership interest in Salishan-Mohegan, LLC from Mohegan Ventures-Northwest, LLC and sold such 5% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. In October 2006, a 2.85% membership interest in Salishan-Mohegan, LLC was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan bank credit facility. The value of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-Northwest, LLC holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43% membership interest in Salishan-Mohegan, LLC. Mohegan Ventures-Northwest, LLC and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and certain administrative services to us in conjunction with the operation of Mohegan Sun. For the fiscal years ended September 30, 2009, 2008 and 2007, we incurred $23.7 million, $23.9 million and $21.5 million, respectively, of expenses for such services.

We purchase the majority of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the fiscal years ended September 30, 2009, 2008 and 2007, we incurred costs of $22.6 million, $23.6 million and $23.7 million, respectively, for such utilities.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to us during the fiscal year ended September 30, 2007. Prior to this transfer, we recorded $53,000 of capital expenditures associated with the Tribe’s Development Department for the fiscal year ended September 30, 2007.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease agreement. We are required to pay to the Tribe a nominal annual rental fee under the lease agreement. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

We are a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the fiscal years ended September 30, 2009, 2008 and 2007, we expensed $50,000 relating to this land lease agreement.

In July 2008, we entered into a new land lease agreement with the Tribe, replacing a prior land lease agreement, for property located adjacent to the Tribe’s reservation that is used for Mohegan Sun employee parking. The new agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. For the fiscal years ended September 30, 2008 and 2007, we expensed $159,000 and $212,000, respectively, relating to the prior land lease agreement. In July 2009, we entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun. The agreement requires us to make monthly payments equaling $30,000 through June 30, 2010 and $100 subsequent to June 30, 2010 until maturity on June 30, 2018. We have classified both leases as capital leases for financial reporting purposes due to the existence of bargain purchase options at the expiration of the leases.

Distributions by the Authority to the Tribe

In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which obligates us to make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by us to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. However, payments pursuant to the priority distribution agreement do not reduce our obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow, as defined under the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or property. We reflected payments associated with the priority distribution agreement of $17.9 million, $17.3 million and $16.8 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

In compliance with restrictive financial covenants under our bank credit facility, line of credit and note indentures, we distributed to the Tribe $53.6 million, $62.7 million and $58.2 million, net of $17.9 million, $17.3 million and $16.8 million, respectively, relating to priority distribution payments for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

As of September 30, 2009, approximately 120 of our employees were members of the Tribe.

Corporate Governance and Management Board Independence

We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. The registered voters of the Tribe elect all members of the Tribal Council. Upon election, the Tribal Council and Management Board members each serve for a four-year term on a staggered basis. Incumbent members of the Tribal Council do not nominate candidates for election. Accordingly, the Tribal Council and Management Board do not maintain a nominating committee, nor do they utilize any procedures to screen candidates for election. Instead, the registered voters of the Tribe elect all members of the Tribal Council. In order to qualify for, and seek election to a position on the Tribal Council, a person: (1) must be at least 21 years of age prior to the date of the election; (2) must be a registered voting member of the Tribe in good standing; (3) must not have been convicted of any violation of the Tribal Election Ordinance; and (4) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery.

As described above, all members of the Management Board also are members of the Tribal Council and the Tribe. Due to the relationships between the Tribe and us, as described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal 2009 and 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal 2009 and 2008.

	Fiscal Year 2009	Fiscal Year 2008
Audit fees	$710,888	$757,159
Audit-related fees	47,660	-
Tax fees	4,250	4,250
All other fees	3,000	3,000

Total	$765,798	$764,409

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes internal control reviews.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A(1). Financial Statements

The following financial statements and reports appear in this Annual Report on Form 10-K beginning on page F-2 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Annual Report on Form 10-K and is incorporated by reference herein:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2009, 2008 and 2007

Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A(3). Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2009.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ MARILYNN R. MALERBA
Marilynn R. Malerba Chairwoman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 28, 2009.

Signature	Title

/s/ MARILYNN R. MALERBA Marilynn R. Malerba	Chairwoman and Member, Management Board

/s/ BRUCE S. BOZSUM Bruce S. Bozsum	Vice Chairman and Member, Management Board

/s/ MITCHELL GROSSINGER ETESS Mitchell Grossinger Etess	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

/s/ LEO M. CHUPASKA Leo M. Chupaska	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

/s/ ALLISON D. JOHNSON Allison D. Johnson	Recording Secretary and Member, Management Board

/s/ RALPH JAMES GESSNER JR. Ralph James Gessner Jr.	Corresponding Secretary and Member, Management Board

/s/ THAYNE D. HUTCHINS JR. Thayne D. Hutchins Jr.	Treasurer and Member, Management Board

/s/ MARK F. BROWN Mark F. Brown	Member, Management Board

/s/ WILLIAM QUIDGEON JR. William Quidgeon Jr.	Member, Management Board

/s/ CHERYL A. TODD Cheryl A. Todd	Member, Management Board

/s/ KATHLEEN M. REGAN-PYNE Kathleen M. Regan-Pyne	Member, Management Board

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 by registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934.

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, Schedule II—Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut

December 28, 2009

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,664	$83,200
Restricted cash	1,899	1,605
Receivables, net	23,360	40,746
Inventories	15,521	17,931
Other current assets	25,578	28,024

Total current assets	131,022	171,506

Non-current assets:
Property and equipment, net	1,676,763	1,693,402
Goodwill	39,459	39,459
Other intangible assets, net	389,914	390,057
Other assets, net	57,925	68,481

Total assets	$2,295,083	$2,362,905

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$26,430	$27,938
Current portion of relinquishment liability	71,912	81,337
Current portion of capital lease	919	630
Trade payables	19,900	23,986
Construction payables	18,959	102,661
Accrued interest payable	16,356	20,125
Other current liabilities	124,834	141,411

Total current liabilities	279,310	398,088

Non-current liabilities:
Long-term debt, net of current portion	1,593,185	1,522,314
Long-term debt, due to Mohegan Tribe	10,000	-
Relinquishment liability, net of current portion	226,511	304,031
Capital lease, net of current portion	6,030	6,677
Other long-term liabilities	362	526

Total liabilities	2,115,398	2,231,636
Minority interests	3,830	3,258
Commitments and Contingencies
Capital:
Retained earnings	175,855	128,011

Total capital	175,855	128,011

Total liabilities and capital	$2,295,083	$2,362,905

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007
Revenues:
Gaming	$1,317,341	$1,410,774	$1,469,343
Food and beverage	93,105	103,968	102,097
Hotel	39,567	48,740	47,333
Retail, entertainment and other	122,701	144,256	133,139

Gross revenues	1,572,714	1,707,738	1,751,912
Less—Promotional allowances	(117,597)	(135,555)	(131,846)

Net revenues	1,455,117	1,572,183	1,620,066

Operating costs and expenses:
Gaming	833,088	892,034	869,333
Food and beverage	42,720	49,951	50,499
Hotel	13,513	17,314	16,959
Retail, entertainment and other	42,290	56,848	48,435
Advertising, general and administrative	205,650	229,407	231,585
Corporate expenses	17,227	25,188	10,507
Pre-opening costs and expenses	282	4,652	3,836
Depreciation and amortization	103,279	102,370	93,347
Relinquishment liability reassessment	(45,678)	(68,947)	2,997

Total operating costs and expenses	1,212,371	1,308,817	1,327,498

Income from operations	242,746	263,366	292,568

Other income (expense):
Accretion of discount to the relinquishment liability	(20,425)	(27,085)	(29,794)
Interest income	3,912	3,795	3,695
Interest expense, net of capitalized interest	(109,689)	(93,793)	(94,363)
Write-off of debt issuance costs	-	-	(71)
Gain on early extinguishment of debt	8,466	-	-
Other income (expense), net	(7,658)	248	(137)

Total other expense	(125,394)	(116,835)	(120,670)

Income from continuing operations before minority interests	117,352	146,531	171,898
Minority interests	1,992	2,729	648

Income from continuing operations	119,344	149,260	172,546
Discontinued operations:
Income from discontinued operations	-	-	94
Loss on sale of discontinued operations	-	-	(73)

Total income from discontinued operations	-	-	21

Net income	$119,344	$149,260	$172,567

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

Total Capital
Balance, September 30, 2006	$(38,855)
Net income	172,567
Distributions to Tribe	(75,000)
Capital adjustment from majority-owned subsidiary transaction	39

Balance, September 30, 2007	58,751

Net income	149,260
Distributions to Tribe	(80,000)

Balance, September 30, 2008	128,011

Net income	119,344
Distributions to Tribe	(71,500)

Balance, September 30, 2009	$175,855

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007
Cash flows provided by (used in) operating activities:
Net income	$119,344	$149,260	$172,567
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	103,279	102,370	93,444
Accretion of discount to the relinquishment liability	20,425	27,085	29,794
Relinquishment liability reassessment	(45,678)	(68,947)	2,997
Cash paid for accretion of discount to the relinquishment liability	(22,090)	(27,762)	(30,022)
Gain on early extinguishment of debt	(8,466)	-	-
Loss on amendment to the purchase agreement for Pocono Downs	1,646	-	-
Accretion of discount on amendment to the purchase agreement for Pocono Downs	(430)	(1,246)	(1,584)
Net loss on disposition of assets	1,185	295	1,678
Net loss on sale of Erie off-track wagering facility	-	-	73
Non-cash asset write-offs	4,512	-	-
Provision for losses on receivables	9,937	18,338	3,396
Amortization of debt issuance costs	8,282	4,831	3,835
Write-off of debt issuance costs	-	-	71
Amortization of net deferred gain on settlement of derivative instruments	228	455	455
Minority interests	(1,992)	(2,729)	(648)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	10,269	(24,977)	1,379
Decrease (increase) in inventories	2,410	(812)	(1,603)
Increase in other assets	(6,327)	(8,603)	(8,737)
(Decrease) increase in trade payables	(4,086)	6,600	(2,944)
(Decrease) increase in other liabilities	(20,637)	(3,842)	20,252

Net cash flows provided by operating activities	171,811	170,316	284,403

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of (decrease) increase in construction payables of $(83,702), $66,259 and $30,017, respectively	(177,234)	(317,429)	(132,178)
Payment of Category One slot machine license fee	-	-	(50,000)
Acquisition of Menominee Project development rights and other related assets	-	-	(6,381)
Acquisition of Pautipaug Country Club assets	-	-	(4,651)
Proceeds from settlement of contract dispute	-	-	2,000
Proceeds from sale of Erie off-track wagering facility	-	-	6,967
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	7,000	-
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	2,000	-	-
Issuance of third-party loans and advances	(3,858)	(8,933)	(4,461)
Proceeds from asset sales	123	785	362
Payments received on third-party loans	232	623	512
(Increase) decrease in restricted cash	(294)	(1,740)	384

Net cash flows used in investing activities	(158,968)	(319,694)	(187,446)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - revolving loan	-	-	278,000
Prior Bank Credit Facility repayments - revolving loan	-	-	(278,000)
Bank Credit Facility borrowings - revolving loan	1,052,000	575,000	206,000
Bank Credit Facility repayments - revolving loan	(486,000)	(608,000)	(173,000)
Bank Credit Facility borrowings - term loan	-	300,000	-
Bank Credit Facility repayments - term loan	(153,000)	-	-
Salishan Credit Facility borrowings - revolving loan	2,250	3,750	17,250
Salishan Credit Facility repayments - revolving loan	(10,000)	-	-
Line of Credit borrowings	547,230	565,746	524,313
Line of Credit repayments	(537,987)	(579,399)	(507,722)
Borrowings from the Mohegan Tribe	10,000	8,333	-
Payments to the Mohegan Tribe	-	(8,333)	-
Payments on long-term debt	(336,806)	(1,000)	(3,550)
Principal portion of relinquishment liability payments	(39,602)	(48,352)	(47,399)
Distributions to Tribe	(71,500)	(80,000)	(75,000)
Capitalized debt issuance costs	(9,810)	(2,775)	(7,081)
Payments on capital lease obligations	(718)	(177)	(34)
Minority interest contributions and advances	2,564	2,054	-

Net cash flows provided by (used in) financing activities	(31,379)	126,847	(66,223)

Net (decrease) increase in cash and cash equivalents	(18,536)	(22,531)	30,734
Cash and cash equivalents at beginning of year	83,200	105,731	74,997

Cash and cash equivalents at end of year	$64,664	$83,200	$105,731

Supplemental disclosure:
Cash paid during the year for interest	$106,008	$95,204	$92,501

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in the Authority’s Management Board.

The following subsidiaries are wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.6% of the membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug (“Mohegan Sun Country Club”) golf course in southeastern Connecticut.

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

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, which was formed with an unrelated third-party to participate in a proposed development and management of a casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW and Mohegan Ventures, LLC (“MV”), a wholly-owned subsidiary of the Tribe, hold 85.4% and 14.6% membership interests in Wisconsin Tribal Gaming, LLC (“WTG”), respectively, which was formed to participate in a proposed development of a casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standard Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts and its subsidiaries are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions were eliminated.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to the assessment of asset impairment, estimated collectibility of receivables, the relinquishment liability, the liability associated with unredeemed Player’s Club points and employee medical coverage and workers’ compensation self-insurance reserves. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for fiscal years 2008 and 2007 were reclassified to conform to the fiscal year 2009 presentation.

Cash and Cash Equivalents

The Authority classifies deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. For financial reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

Restricted Cash

The Authority classifies cash that is contractually restricted as to its withdrawal or usage as restricted cash. As of September 30, 2009, restricted cash was comprised of amounts set aside by Downs Racing in accordance with the Race Horse Development and Gaming Act of 2004 (the “Pennsylvania Gaming Act”), and Pennsylvania state statutes. The Pennsylvania Gaming Act requires Downs Racing to deposit a percentage of gross revenues from slot machines into a separate interest bearing account for the benefit of horsemen, through purses and health and pension benefits, and breeders. In addition, Pennsylvania state statutes require Downs Racing to deposit net amounts received from the sale of lottery tickets into a designated account.

As of September 30, 2008, restricted cash related to amounts for the racing and lottery funds, described above, and a building permit fee dispute between the Township of Plains, Pennsylvania and Downs Racing. In January 2009, the dispute was settled and the related restricted cash was released to Downs Racing.

Receivables

Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino customers, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts, which is based on the Authority’s estimate of the amount expected to be uncollectible considering historical experience, the information management obtains regarding the creditworthiness of the customer and all other available information. Future business or economic trends could affect the collectibility of these receivables.

Receivables from affiliates, which were included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project (refer to Note 13) and Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 14). The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino. As of September 30, 2008, the Authority had fully reserved the WTG receivables, and as of September 30, 2009, the WTG receivables remain fully reserved. The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the inherent uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. Future complications in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectibility of the receivables.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the Average Cost Method. The Authority reduces the carrying value of slow-moving inventory to net realizable value, based on the Authority’s estimate of the amount of inventory that may not be utilized in future casino operations considering the duration of time items are held in inventory and information the Authority obtains regarding the plans to utilize such inventory. Future business trends could affect the timely use of inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Useful life estimates of asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

In accordance with authoritative guidance issued by the FASB pertaining to the accounting for the impairment of long-lived assets, the carrying value of the Authority’s assets is assessed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows, as well as other factors, then an impairment loss is recognized in the respective consolidated statement of income. The Authority assessed the carrying value of the relevant assets as of September 30, 2009 and 2008, including those related to the suspended elements of Mohegan Sun’s expansion project (“Project Horizon”), and determined that no impairment existed.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

Interest costs associated with major development and construction projects are capitalized and included in the cost of the respective project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project utilizing the weighted-average interest cost of the Authority’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period.

Goodwill

In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pocono Downs Entities is not subject to amortization, but is assessed at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss will be recognized immediately. The Authority assessed the goodwill for impairment using an income approach as of September 30, 2009 and 2008 and determined that no impairment existed. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value of the Pocono Downs Entities. The amount by which the estimated fair value of the Pocono Downs Entities exceeds its book value has remained consistent as of September 30, 2009 and 2008. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows of the Pocono Downs Entities are not met; (2) if the discount rate increases; or (3) if terminal growth rates decrease.

Other Intangible Assets

Intangible assets relate primarily to the acquisitions of the Pocono Downs Entities, the WNBA franchise and the assets of Pautipaug Country Club Inc. (“PCC”). In January 2005, the Authority and its wholly owned subsidiary, MCV-PA, acquired all of the partnership interests in the Pocono Downs Entities. In connection with the acquisition, Downs Racing gained the right to apply for a Category One slot machine license. The right to apply for the license was determined by the Authority to be an intangible asset with an indefinite useful life. The Authority, with assistance from an independent valuation firm, estimated the fair value of the intangible asset to be $214.0 million. The valuation firm used the Income Approach—Excess Earnings Method. Conditional and permanent Category One slot machine licenses were granted to and approved for Downs Racing by the Pennsylvania Gaming Control Board (the “PGCB”) in September 2006 and December 2006, respectively. A one-time slot machine license fee of $50.0 million was paid to the PGCB in October 2006, which was added to the existing slot license intangible asset of $214.0 million. The total slot license intangible asset of $264.0 million, with an indefinite useful life, was included in the accompanying consolidated balance sheets. The slot license intangible asset is assessed at least annually for impairment in accordance with authoritative guidance issued by the FASB pertaining to intangible assets. The Authority applied the fair value test as of September 30, 2009 and 2008 and determined that no impairment existed. If estimates of projected cash flows of the Pocono Downs Entities are not met, the slot license intangible asset may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements.

The intangible assets associated with the acquisitions of the WNBA franchise and the assets of PCC are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In accordance with authoritative guidance issued by the FASB pertaining to intangible assets, a development rights intangible asset related to the Menominee Project was determined to be fully impaired and was written-off during fiscal 2008 (refer to Note 13).

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a Relinquishment Agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name used at or developed for Mohegan Sun. The Mohegan Sun trademark was appraised by an independent valuation firm to have a value of $130.0 million and was included as an intangible asset in the accompanying consolidated balance sheets. The independent valuation firm used the Income Approach—Relief from Royalty Method. In accordance with authoritative guidance issued by the FASB pertaining to intangible assets, the Mohegan Sun trademark is no longer subject to amortization as it is deemed to have an indefinite useful life. The Mohegan Sun trademark is assessed at least annually for impairment pursuant to appropriate accounting standards. The Authority assessed the Mohegan Sun trademark for impairment as of September 30, 2009 and 2008 and determined that no impairment existed. The balance of the Mohegan Sun trademark was as follows (in thousands):

	September 30,
	2009	2008
Trademark	$130,000	$130,000
Accumulated amortization	(10,308)	(10,308)

Trademark, net	$119,692	$119,692

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the Effective Interest Method. The unamortized amounts are included in other assets, net, in the accompanying consolidated balance sheets.

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. The Authority determines the adequacy of this accrual by periodically evaluating the historical redemption experience and projected trends related to this accrual. Actual results could differ from those estimates.

Base Jackpots

Base jackpots represent the fixed minimum amount of slot machine payouts for a specific combination. The Authority charges base jackpots to revenues when established. These amounts are included in other current liabilities in the accompanying consolidated balance sheets.

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. In estimating these costs, the Authority considers historical loss experience and makes judgments about the expected levels of costs per claim. The Authority also utilizes information provided by independent consultants to assist in the determination of estimated accruals. These claims are accounted for based on estimates of the undiscounted claims, including

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those claims incurred but not reported. The Authority believes the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continually monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

Relinquishment Liability

In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Authority has recorded a relinquishment liability of the estimated present value of its obligations under a Relinquishment Agreement (refer to Note 11). The Authority reassesses projected revenues and consequently the relinquishment liability: (1) annually in conjunction with the budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment causes an overall increase to the projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at the Authority’s risk-free rate of investment, which is an incremental layer. If the reassessment causes an overall decrease to the projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted average discount rate, which is a decremental layer. The weighted average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. Further, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) used with respect to calculating this liability, future events that affect such estimates and judgments may cause the actual liability to significantly differ from the estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments, and are not necessarily indicative of the amounts that the Authority could realize in a current market exchange.

In October 2008, the Authority adopted fair value provisions in accordance with authoritative guidance issued by the FASB pertaining to financial assets and liabilities. The guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanded disclosures about fair value measurements. The Authority applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels:

•	Level 1—Quoted prices for identical assets or liabilities in active markets;

•

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•

Level 3—Valuations based on models where the significant inputs are not observable. The unobservable inputs reflect the Authority’s estimates or assumptions that market participants would use in pricing the asset or liability.

The Authority’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The fair values of the Authority’s financing facilities and notes were as follows (in thousands):

	September 30, 2009
	Carrying Value	Fair Value
Bank Credit Facility	$713,000	$590,899
2005 6 1/ 8% Senior Unsecured Notes	250,000	205,000
2001 8 3/ 8% Senior Subordinated Notes	2,010	1,688
2002 8% Senior Subordinated Notes	250,000	210,000
2004 7 1/ 8% Senior Subordinated Notes	225,000	162,000
2005 6 7/ 8% Senior Subordinated Notes	150,000	108,000

The estimated fair value of the Authority’s financing facilities and notes was based on quoted market prices or prices of similar instruments on or about September 30, 2009.

Revenue Recognition

The Authority recognizes gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds.

Promotional Allowances

The Authority operates a program for guests at Mohegan Sun and Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food, beverage, hotel, retail, entertainment and other services to guests, as applicable, based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores and restaurants located within Mohegan Sun and Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at Mohegan Sun facilities. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of these complimentary items redeemed at third-party outlets is charged to gaming expenses.

In addition, the Authority has ongoing promotional programs which offer coupons to guests for the purchase of food, beverage, hotel and retail amenities offered within Mohegan Sun and Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by the Authority within Mohegan Sun and Pocono Downs is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming expenses.

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Food and beverage	$45,004	$49,616	$48,138
Hotel	16,369	15,246	16,385
Retail, entertainment and other	56,224	70,693	67,323

Total	$117,597	$135,555	$131,846

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated cost of providing promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Food and beverage	$45,457	$52,269	$49,243
Hotel	9,552	8,048	8,866
Retail, entertainment and other	47,853	61,116	54,781

Total	$102,862	$121,433	$112,890

The Authority records free or discounted food and beverage and other services in accordance with authoritative guidance issued by the FASB pertaining to the accounting for consideration given by a vendor to a customer. In certain circumstances, the Authority also offers cash inducements and discounts on patron losses at Mohegan Sun that result in a reduction to gaming revenues. The offsets to gaming revenues were $7.3 million, $21.1 million and $10.3 million relating to discounts provided on patron losses for the fiscal years ending September 30, 2009, 2008 and 2007, respectively, and $1.4 million, $1.2 million and $752,000 relating to Player’s Club points redeemed for cash for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Gaming Expenses

Gaming expenses primarily include the portion of gross revenues from slot machines that must be paid to the State of Connecticut and the PGCB, which are referred to as Slot Win Contribution and Pennsylvania Gaming Tax, respectively (refer to Note 10). Gaming expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, keno, live harness racing at Pocono Downs and Racebook, certain marketing expenses, and promotional expenses for the Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets, as well as third-party tenant outlets.

Advertising

The Authority expenses the production costs of advertising the first time the advertising takes place. Prepaid rental fees associated with billboard advertising are capitalized and amortized over the term of the related rental agreement. Total advertising costs for the fiscal years ended September 30, 2009, 2008 and 2007 were $30.7 million, $43.3 million and $42.7 million, respectively. As of September 30, 2009, prepaid advertising was $3,000. The Authority did not record any prepaid advertising at September 30, 2008.

Corporate Expenses

Corporate expenses represent an allocation of governmental and certain administrative services provided by the Tribe, payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Pocono Downs. In addition, Corporate expenses include the costs associated with the Authority’s various gaming diversification efforts, which are expensed as incurred, except when reimbursable by a third-party.

Pre-Opening Costs and Expenses

For the fiscal year ended September 30, 2009, pre-opening costs and expenses were minimal. For the fiscal years ended September 30, 2008 and 2007, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the development of Phases I and II of the gaming facility at

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pocono Downs and the construction of Casino of the Wind component of Project Horizon at Mohegan Sun. Construction of the Phase I facility at Pocono Downs commenced in September 2005 and was completed in November 2006, while construction of the Phase II facility (“Project Sunrise”) commenced in May 2007 and was completed in July 2008. Construction of Casino of the Wind commenced in June 2007 and was completed in August 2008. In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.

Income Taxes

The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and its land. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

New Accounting Standards

Accounting Standards Recently Adopted

In June 2009, the FASB issued guidance which established the FASB Accounting Standard Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the Securities and Exchange Commission). The Codification did not change U.S. GAAP but, instead, changed the referencing of authoritative accounting literature. The new guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Its adoption required the Authority to adjust references to authoritative accounting literature in its financial statements, but did not affect the Authority’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance pertaining to subsequent events. The new guidance incorporates into the FASB authoritative literature, accounting guidance that originated as auditing standards about events or transactions that occur after the balance sheet date but before the financial statements are issued. It retains the auditing standard requirements to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date and to disclose but not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date but before the financial statements are issued. The reporting entity is required to disclose the date through which it has evaluated subsequent events. The new guidance became effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying consolidated financial statements, the Authority has evaluated events subsequent to September 30, 2009 through the issuance of the financial statements on December 28, 2009. Subsequent events identified are disclosed in Note 19.

In March 2008, the FASB issued guidance pertaining enhanced disclosures for derivative instruments and hedging activities, including disclosures regarding how: (1) an entity uses derivative instruments; (2) derivative instruments and related hedged items are accounted for; and (3) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Authority adopted the new guidance effective January 1, 2009. Since the new guidance requires only additional disclosures concerning derivatives and hedging activities, its adoption did not affect the presentation of the Authority’s financial position, results of operations or cash flows. See Note 6 for the Authority’s disclosures regarding derivative instruments and hedging activities.

In October 2008, the Authority adopted guidance pertaining to fair value measurements for financial assets and liabilities. The Authority deferred the provisions that relate to non-financial assets in accordance with the new guidance, which allowed for such a deferral. The major categories of assets that are measured at fair value for

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Authority has not applied the new guidance include the measurement of fair value in the first step of a goodwill impairment test pursuant to appropriate accounting standards. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption for financial assets and liabilities did not have a material impact on the Authority’s financial position, results of operations or cash flows. The Authority adopted the provisions related to non-financial assets and liabilities as of October 2009. Its adoption did not have a material impact on the Authority’s financial position, results of operations or cash flows.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept. It also clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has significantly declined. The FASB also provided a new other-than-temporary impairment model for debt securities only, which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. Additionally, the FASB requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. This guidance became effective for interim and annual periods ending after June 15, 2009. Its adoption did not have a material impact on the Authority’s financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

In August 2009, the FASB issued guidance pertaining to fair value measurements for liabilities when quoted prices for the liabilities are not available. The new guidance is effective for the first reporting period (including interim periods) beginning after October 1, 2009. The Authority is currently evaluating the potential impact, if any, that the new guidance may have on its financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance to address the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for fiscal years beginning after November 15, 2009. The Authority is currently evaluating the potential impact, if any, that the new guidance may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance pertaining to business combinations and non-controlling interests in consolidated financial statements. The new guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. Additionally, it requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Authority is required to adopt the new guidance in its fiscal year beginning October 1, 2009. The new provisions related to business combinations will only impact the Authority if it is party to a business combination after the pronouncement has been adopted.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—RECEIVABLES, NET:

Components of receivables, net, were as follows (in thousands):

	September 30,
	2009	2008
Gaming	$34,107	$45,706
Hotel	844	1,162
Other	7,714	6,721

Subtotal	42,665	53,589
Allowance for doubtful accounts	(19,305)	(12,843)

Total receivables, net	$23,360	$40,746

NOTE 4—PROPERTY AND EQUIPMENT, NET:

Components of property and equipment, net, were as follows (in thousands):

	September 30,
	2009	2008
Land	$64,799	$64,439
Land improvements	86,601	63,226
Buildings and improvements	1,651,723	1,600,108
Furniture and equipment	496,959	493,909
Construction in process	84,351	91,762

Subtotal	2,384,433	2,313,444
Less: accumulated depreciation	(707,670)	(620,042)

Total property and equipment, net	$1,676,763	$1,693,402

For the fiscal years ended September 30, 2009, 2008 and 2007, depreciation expense totaled $102.7 million, $97.9 million and $92.8 million, respectively. Capitalized interest totaled $1.1 million, $6.5 million and $1.7 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. During the fourth quarter ended September 30, 2009, the Authority expensed $4.5 million of costs related to the suspended elements as such assets did not have any future use to the Authority. This expense was recorded in other income (expense), net, in the accompanying respective consolidated statement of income. While the Authority is currently evaluating its options with respect to the development of the suspended elements, including the new hotel, it can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include the Authority’s financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. As of September 30, 2009 and 2008, assets related to the suspended elements totaled $78.3 million and $80.6 million, respectively, and were included in construction in process. These assets related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. The Authority currently believes that the assets related to the suspended elements have a future benefit. The Authority assessed the carrying value of these assets as of September 30, 2009 and 2008 and determined that no impairment existed.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Components of other current assets were as follows (in thousands):

	September 30,
	2009	2008
Non-qualified deferred compensation	$14,714	$11,675
Current portion of Pocono Downs purchase settlement	-	6,950
Prepaid expenses and miscellaneous other current assets	10,864	9,399

Total other current assets	$25,578	$28,024

Components of other current liabilities were as follows (in thousands):

	September 30,
	2009	2008
Accrued payroll and related taxes and benefits	$42,717	$51,600
Slot Win Contribution payable	14,853	16,751
Amounts due to horsemen	9,118	5,376
Miscellaneous other current liabilities	58,146	67,684

Total other current liabilities	$124,834	$141,411

NOTE 6—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	September 30,
	2009	2008
Bank Credit Facility	$713,000	$300,000
2005 6 1/ 8% Senior Unsecured Notes	250,000	250,000
2001 8 3/ 8% Senior Subordinated Notes	2,010	16,345
2002 8% Senior Subordinated Notes	250,000	250,000
2003 6 3/ 8% Senior Subordinated Notes	-	330,000
2004 7 1/ 8% Senior Subordinated Notes	225,000	225,000
2005 6 7/ 8% Senior Subordinated Notes	150,000	150,000
Line of Credit	12,180	2,938
WNBA Promissory Note	2,000	3,000
Salishan Credit Facility	13,250	21,000
Mohegan Tribe Promissory Note	10,000	-
Menominee Kenosha Gaming Authority Note Payable (Note 13)	600	600

Subtotal	1,628,040	1,548,883
Net deferred gain on derivative instruments sold	1,575	1,369

Total debt	$1,629,615	$1,550,252

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the Authority’s debt as of September 30, 2009 were as follows (in thousands):

Fiscal Years	Long-Term Debt Maturities
2010	$26,430
2011	13,010
2012	963,000
2013	250,000
2014	225,000
Thereafter	150,600

Total	$1,628,040

Prior Bank Credit Facility

In March 2007, the Authority extinguished its Amended and Restated Loan Agreement, dated March 25, 2003, as amended (the “Prior Bank Credit Facility”). In connection with the extinguishment of the Prior Bank Credit Facility, certain unamortized debt issuance costs totaling $71,000 were charged as a write-off of debt issuance costs in the accompanying consolidated statement of income for the fiscal year ended September 30, 2007.

Bank Credit Facility

In March 2007, the Authority entered into a Second Amended and Restated Loan Agreement (the “Bank Credit Facility”) providing for up to $1.0 billion in borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. This Bank Credit Facility replaced the Prior Bank Credit Facility. The five-year senior secured revolving credit facility included a $300.0 million term loan conversion provision which was triggered upon the initial accumulation of $300.0 million in total borrowings under the Bank Credit Facility on August 15, 2008.

In December 2008, the Authority entered into an amendment to the terms of the Bank Credit Facility pursuant to a Third Amended and Restated Loan Agreement in connection with the suspension of Project Horizon. Among other things, the amended Bank Credit Facility reduced the total commitment of the credit facility from $1.0 billion to $850.0 million, consisting of a $150.0 million term loan and $700.0 million of revolving commitments, with the $150.0 million reduction being applied to reduce the existing $300.0 million term loan via incremental funding under the revolver, and reduced the increase option from $250.0 million to $150.0 million. As of September 30, 2009, the term loan under the Bank Credit Facility amortized at a rate of $750,000 per quarter until June 30, 2010, at which time the amortization rate was to increase to $30.0 million per quarter (with an automatic and permanent reduction of the revolving commitments by such amount following repayment). The maturity date of the Bank Credit Facility is March 9, 2012, upon which date the remaining balances outstanding are payable. Refer to information below and Note 19 for further discussion of the Bank Credit Facility as amended by subsequent event.

As of September 30, 2009, there was $713.0 million drawn on the Bank Credit Facility, which was comprised of a $147.0 million term loan and $566.0 million in revolving loans. The revolving loans outstanding as of September 30, 2009 reflect the repayment of the Authority’s 6 3/8% $330.0 million Senior Subordinated Notes at maturity on July 15, 2009 with proceeds from the Bank Credit Facility. As of September 30, 2009, the amount under letters of credit issued pursuant to the Bank Credit Facility totaled $4.6 million, of which no amount was drawn (refer to “Letters of Credit” below). Inclusive of the term loan and letters of credit, which reduce borrowing availability, and after taking into account restrictive financial covenants under the Bank Credit Facility, Line of Credit and note indentures, the Authority had approximately $129.4 million of borrowing capacity under the Bank Credit Facility as of September 30, 2009.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, the Applicable Rate based on either the applicable pricing period as set forth under the Bank Credit Facility or the Authority’s total leverage ratio, depending on whether the term loan remains outstanding (as each term is defined under the Bank Credit Facility). The Authority also pays commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. As of September 30, 2009: (1) the Applicable Rate for Base Rate loans was between 2.25% and 3.25% if the term loan remains outstanding, and between 0.75% and 2.25% after full repayment of the term loan; (2) the Applicable Rate for Eurodollar Rate loans was between 3.50% and 4.50% if the term loan remains outstanding, and between 2.00% and 3.50% after full repayment of the term loan; and (3) the Applicable Rate for commitment fees was 0.50% if the term loan remains outstanding, and between 0.20% and 0.50% after full repayment of the term loan. The Base Rate is the higher of Bank of America’s announced Prime Rate, the LIBOR Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2009, the Authority had $713.0 million in Eurodollar Rate loans and no Base Rate loans outstanding. The Eurodollar Rate loans outstanding at September 30, 2009 were comprised of: (1) a $147.0 million term loan based on a one-month Eurodollar Rate of 0.25% plus an Applicable Rate of 3.75%, and (2) $566.0 million in revolving loans based on a one-month Eurodollar Rate of 0.24% plus an Applicable Rate of 3.75%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2009. As of September 30, 2009 and 2008, accrued interest, including commitment fees, on the Bank Credit Facility was $1.1 million and $89,000, respectively.

The Bank Credit Facility is collateralized by a lien on substantially all of the Authority’s assets, including the assets that comprise Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures.

The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions including requirements that:

•	the Tribe preserves its existence as a federally-recognized Indian tribe;

•	the Tribe causes the Authority to continually operate Mohegan Sun and the Pocono Downs Entities in compliance with all applicable laws; and

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

As of September 30, 2009, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 26, 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11 1/2% per annum (the “2009 Second Lien Senior Secured Notes”). The net proceeds from this financing were used to repay, among other things, the existing term loan under the Bank Credit Facility, in full, as well as $41.0 million of revolving loans, including a $25.0 million permanent reduction in the revolving commitments). Concurrently with the issuance of the 2009 Second Lien Senior Secured Notes, the Authority entered into an amendment to the terms of the Bank Credit Facility. Among other things, the amendment: (1) modified the Authority’s maximum total leverage and senior leverage ratio covenants; (2) provided the ability to obtain a release from liens securing the Bank Credit Facility of a portion of the land on which Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (3) modified the terms of the Authority’s covenant relating to the incurrence of permitted indebtedness to allow the Authority or its subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Pocono Downs; (4) modified the terms of the Authority’s permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of licensing fees associated with those operations; and (5) modified the applicable pricing rates as follows: (a) the Applicable Rate for Base Rate loans will be between 1.25% and 2.75%, and (b) the Applicable Rate for Eurodollar Rate loans will be between 2.50% and 4.00%.

Upon repayment of the term loan under the Bank Credit Facility and the $25.0 million permanent reduction in revolving commitments in connection with the transactions, as discussed above, the total commitment of the Bank Credit Facility was reduced from $850.0 million to $675.0 million. Refer to Note 19 for further discussion of the Authority’s issuance of the 2009 Second Lien Senior Secured Notes and the amendment to the Bank Credit Facility.

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, which are effectively subordinated, to the extent of the collateral, to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility and the 2009 Second Lien Senior Secured Notes. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2009 and 2008, accrued interest on the 2005 Senior Unsecured Notes was $1.9 million.

2001 8 3/8% Senior Subordinated Notes

In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). The proceeds from this financing were used to

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay transaction costs, pay down $90.0 million on the then existing bank credit facility and fund costs related to Project Sunburst. Interest on the 2001 Senior Subordinated Notes is payable semi-annually on January 1st and July 1st. The 2001 Senior Subordinated Notes mature on July 1, 2011. The first call date for the 2001 Senior Subordinated Notes was July 1, 2006. The 2001 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Unsecured Notes, the 2009 Second Lien Senior Secured Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes rank equally with the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed solely by MBC. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

In August 2004, the Authority completed a cash tender offer and consent solicitation to repurchase any or all of its outstanding 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents to certain proposed amendments to the indentures governing the 2001 Senior Subordinated Notes, which substantially eliminated all of the restrictive covenants thereunder. At such time, the aggregate principal amount of the 2001 Senior Subordinated Notes tendered was $133.7 million.

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of its outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of September 30, 2009. As of September 30, 2009 and 2008, accrued interest on the 2001 Senior Subordinated Notes was $42,000 and $342,000, respectively.

The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire the Authority’s remaining 2001 Senior Subordinated Notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of the Authority’s outstanding indebtedness. Any such transactions will depend on prevailing market conditions, the Authority’s liquidity, covenant restrictions and other factors.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The proceeds from this financing were used to pay transaction costs and pay down $243.0 million on the then existing bank credit facility. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. The 2002 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Unsecured Notes, the 2009 Second Lien Senior Secured Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2002 Senior Subordinated Notes are fully and

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2009 and 2008, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The proceeds from this financing were used to repurchase substantially all of the outstanding 8.75% Senior Subordinated Notes issued in March 1999 and to pay fees and expenses associated with the issuance. Interest on the 2003 Senior Subordinated Notes was payable semi-annually on January 15th and July 15th. The 2003 Senior Subordinated Notes matured on July 15, 2009, at which time the Authority repaid the 2003 Senior Subordinated Notes with proceeds from the Bank Credit Facility. As of September 30, 2008, in accordance with authoritative guidance issued by the FASB pertaining to the classification of short-term obligations expected to be refinanced, the Authority classified the 2003 Senior Subordinated Notes as long-term debt for financial reporting purposes based on the Authority’s intent and ability to refinance this debt on a long-term basis through the use of proceeds from the Bank Credit Facility. The 2003 Senior Subordinated Notes were uncollateralized general obligations of the Authority and were subordinated to the Bank Credit Facility, the 2005 Senior Unsecured Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that were then due and owing. The 2003 Senior Subordinated Notes ranked equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that were then due and owing. The 2003 Senior Subordinated Notes were fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2008, accrued interest on the 2003 Senior Subordinated Notes was $4.4 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The net proceeds from this financing, together with $130.0 million of availability under the then existing bank credit facility, were used to repurchase substantially all of the outstanding 2001 Senior Subordinated Notes and substantially all of the outstanding 1999 Senior Notes tendered in the tender offers described above and to pay fees and expenses associated with the issuance. The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2004 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Unsecured Notes, the 2009 Second Lien Senior Secured Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2005 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2004 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2009 and 2008, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The net proceeds from this financing were used to repay amounts outstanding under the then existing bank credit facility and to pay fees and expenses associated with the issuance. The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2005 Senior Unsecured Notes, the 2009 Second Lien Senior Secured Notes and, in a liquidation, bankruptcy or similar proceeding, the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes rank equally with the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities. As of September 30, 2009 and 2008, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of September 30, 2009, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

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

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued a promissory note to the WNBA (the “WNBA Note”) for $8.0 million. The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar Rate plus 1.50%. The Authority guaranteed the obligations of MBC under the WNBA Note. Pursuant to the WNBA Note, principal payments of $1.0 million, subject to adjustment for certain revenue thresholds and interest payments, are required to be paid to the WNBA on each anniversary date of the WNBA Note. The WNBA Note is scheduled to mature in January 2011, but will mature no later than January 2013. As of September 30, 2009 and 2008, accrued interest on the WNBA Note was $34,000 and $94,000, respectively. Refer to Note 15 for further discussion of the Authority’s investment in the WNBA franchise.

Line of Credit

As of September 30, 2009, the Authority had an $18.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in May 2009 to reduce the commitment from $25.0 million to $18.0 million and extend the maturity date from May 14, 2009 to May 14, 2010. Each advance accrues

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus the Applicable Margin determined on the basis of the Authority’s leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations of the Authority. As of September 30, 2009, the Authority had $12.2 million in Eurodollar Rate loans outstanding, which were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.25%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of September 30, 2009, the Authority was in compliance with all covenant requirements under the Line of Credit and had $5.8 million of borrowing capacity thereunder. As of September 30, 2009 and 2008, there was no accrued interest on the Line of Credit.

Letters of Credit

As of September 30, 2009, the Authority maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pocono Downs Entities, overdue amounts for purses due to horsemen at the Pocono Downs Entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pocono Downs facilities. The letters of credit expire(d) on various dates from November 2009 through September 2010, subject to renewals. As of September 30, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2009, Salishan-Mohegan entered into an amendment to the terms of its then existing $25.0 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”), dated October 17, 2006. Among other things, the amendment reduced the total commitment of the credit facility from $25.0 million to $17.0 million, extended the maturity date from September 30, 2009 to September 30, 2010 and modified the applicable pricing rates. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 2.50% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Applicable Rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. In connection with the September 2009 amendment, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan Credit Facility. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of September 30, 2009, Salishan-Mohegan had $13.3 million in Base Rate loans and no Eurodollar Rate loan outstanding. The loans outstanding at September 30, 2009 were based on a Base Rate of 3.25% plus a spread of 2.50%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2009. As of September 30, 2009, Salishan-Mohegan had $3.7 million of borrowing capacity under the Salishan Credit Facility. As of September 30, 2009 and 2008, accrued interest on the Salishan Credit Facility was $2,000 and $11,000, respectively.

Mohegan Tribe Promissory Note

On September 30, 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan Credit Facility in connection with the September 30, 2009 amendment to the Salishan

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility, as further described above. The promissory note executed by Salishan-Mohegan in favor of the Tribe (the “Mohegan Tribe Promissory Note”) provides for the accrual of interest at an annual rate of 15% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. As of September 30, 2009, accrued interest on the Mohegan Tribe Promissory Note was $4,000.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. There were no derivative instruments held by the Authority as of September 30, 2009 and 2008.

Interest rate swap agreements hedging outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with authoritative guidance issued by the FASB pertaining to the accounting for derivative instruments and hedging activities, and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal years ended September 30, 2009, 2008 and 2007, the Authority recorded amortization of $228,000, $455,000 and $455,000, respectively, for interest expense related to the sale of these derivative instruments. The Authority expects to record $467,000 to offset interest expense over the next 12 months.

NOTE 7—LEASES:

The Authority leases space to certain tenants in The Shops at Mohegan Sun and certain other areas of Mohegan Sun. The Authority also leases the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. The total minimum future rental income on non-cancelable leases expected to be earned by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Minimum Future Rental Income	$4,636	$4,397	$3,112	$2,229	$1,830	$6,040	$22,244

The Authority is obligated under numerous operating leases for equipment, buildings and land at Mohegan Sun and the Pocono Downs Entities. The Authority also is obligated under a ground lease for a 152-acre site located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in the Commonwealth of Massachusetts. Total rental expense was $15.2 million, $14.3 million and $11.4 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The total minimum future rental expense on non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Minimum Future Rental Expense	$3,944	$537	$192	$116	-	-	$4,789

The Authority also has loaned funds to tenants related to The Shops at Mohegan Sun and certain other Mohegan Sun and Pocono Downs outlets. As of September 30, 2009 and 2008, outstanding tenant loans were $7.4 million and $5.6 million, respectively. These loans mature in periods between three and ten years. These amounts, net of allowance for doubtful accounts of $482,000 and $85,000 as of September 30, 2009 and 2008, respectively, were included in other assets, net, in the accompanying consolidated balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the fiscal years ended September 30, 2009, 2008 and 2007, the Authority incurred $23.7 million, $23.9 million and $21.5 million, respectively, of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the fiscal years ended September 30, 2009, 2008 and 2007, the Authority incurred costs of $22.6 million, $23.6 million and $23.7 million, respectively, for such utilities.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the fiscal years ended September 30, 2009, 2008 and 2007, the Authority expensed $50,000 relating to this land lease agreement.

The Authority leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease agreement. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease agreement. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

In September 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan Credit Facility in connection with the September 30, 2009 amendment to the Salishan Credit Facility, as further described above. The Mohegan Tribe Promissory Note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity.

In July 2008, the Authority entered into a new land lease agreement with the Tribe, replacing a prior land lease agreement, for property located adjacent to the Tribe’s reservation that is used for Mohegan Sun employee parking. The new agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. For the fiscal year ended September 30, 2008 and 2007, the Authority expensed $159,000 and $212,000, respectively, relating to the prior land lease agreement.

In July 2009, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun. The agreement requires the Authority to make monthly payments equaling $30,000 through June 30, 2010 and $100 subsequent to June 30, 2010 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

The Tribe previously provided services through its Development Department for projects related to Mohegan Sun. The Development Department of the Tribe, including personnel assigned to the department, was transferred to the Authority during the fiscal year ended September 30, 2007. Prior to this transfer, the Authority recorded $53,000 of capital expenditures associated with the Tribe’s Development Department for the fiscal year ended September 30, 2007.

In March 2008, MTGA Gaming and the Tribe formed MG&H. The Tribe holds a 51% membership interest in MG&H and MTGA Gaming holds the remaining 49% interest. In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a $25.0 million Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. The promissory note executed by MG&H in favor of the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tribe provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board. For the fiscal year ended September 30, 2008, MG&H incurred $244,000 of interest expense on the promissory note.

In August 2006, the Authority purchased a 5% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5% interest to the Tribe for approximately $351,000, reflecting the carrying value of such interest. In October 2006, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Tribe, in exchange for the Tribe’s guarantee of the Salishan Credit Facility. The value of the membership interest transferred was approximately $197,000, reflecting the carrying value of the 2.85% interest. Subsequent to this transaction, Mohegan Ventures-NW holds a 49.15% membership interest, the Tribe holds a 7.85% membership interest and Salishan Company holds a 43% membership interest in Salishan-Mohegan (refer to Note 14). Mohegan Ventures-NW and the Tribe continue to each hold one of four seats on the Board of Managers of Salishan-Mohegan.

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

As of September 30, 2009, approximately 120 employees of the Authority were members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority may make discretionary matching contributions of 100% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions in connection with the implementation of its cost containment program, as described in Note 6. For the fiscal years ended September 30, 2009, 2008 and 2007, the Authority contributed $3.7 million, $11.2 million and $10.2 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. For the fiscal years ended September 30, 2009, 2008 and 2007, participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $3.0 million, ($93,000) and $2.9 million, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Slot Win Contribution and Free Promotional Slot Play Contribution

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino table games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million.

In 2006, the State of Connecticut asserted that the Authority and the MPT were required to include the value of all free slot plays under their free promotional slot play programs in gross revenues for purposes of calculating Slot Win Contribution payments. In December 2006, the State of Connecticut filed suit against the MPT seeking a declaratory judgment that free promotional slot plays utilized by patrons at Foxwoods Resort Casino constitutes a “wager” for purposes of calculating slot win contribution payments. In October 2007, the Tribe entered into an agreement with the State of Connecticut to escrow, on a monthly basis, an amount equal to 25% of the value of all free promotional slot plays utilized by patrons at Mohegan Sun. In September 2009, the Authority reached a settlement with the State of Connecticut regarding contribution payments on the Authority’s free promotional slot play program. Pursuant to the settlement, the parties agreed to the release and disbursement of $12.2 million of payments escrowed by the Authority, including accrued interest thereon. Of the total amount escrowed, $6.5 million was distributed to the Authority and $5.7 million was distributed to the State of Connecticut pursuant to the settlement agreement. For the fiscal year ended September 30, 2009, gaming costs and expenses reflect a $1.1 million credit relating to the free promotional slot play contribution. For the fiscal year ended September 30, 2008, gaming costs and expenses reflect $6.9 million in expenses associated with the free promotional slot play contribution.

In addition to the disbursement of the escrowed funds under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of such free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $193.8 million, $221.0 million and $230.4 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009 and 2008, the combined outstanding Slot Win Contribution and free promotional slot play contribution payments to the State of Connecticut totaled $14.9 million and $17.5 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pennsylvania Gaming Tax

Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Pocono Downs. However, under certain circumstances, Downs Racing may install and operate up to a total of 5,000 slot machines. After the satisfaction of certain regulatory conditions and payment of a $50.0 million one-time slot machine license fee to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006.

The Pennsylvania Gaming Act stipulates that holders of Category One slot machine licenses must pay Pennsylvania Gaming Tax to the PGCB on a daily basis, which includes local share assessments to be paid to the cities and municipalities hosting Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc. (the “PHHA”). The Pennsylvania Gaming Tax payable to the PGCB on a daily basis is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold. Downs Racing must pay, on an annual basis, to the PGCB, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments. Downs Racing maintains a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Gaming Tax payments to the PGCB, which was included in other assets, net, in the accompanying consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Gaming Tax totaling $125.3 million, $103.4 million and $92.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009 and 2008, outstanding Pennsylvania Gaming Tax payments to the PGCB totaled $4.6 million and $5.2 million, respectively.

PGCB Regulatory Fees

In addition to the Pennsylvania Gaming Tax described above, holders of slot machine licenses also are required to reimburse the PGCB for administrative and operating expenses incurred. The assessment of this amount on Downs Racing and other slot facility operators is yet to be finalized. Based upon an estimate of gross revenues from slot machines at Pocono Downs compared to current and future licensees in the Commonwealth of Pennsylvania, Downs Racing is recording expenses associated with this reimbursement at a rate of 1.5% of gross revenues from slot machines. This rate has been approved by the PGCB, which receives corresponding payments on a weekly basis from Downs Racing. The Authority reflected expenses associated with the regulatory fee assessment totaling $3.7 million, $2.7 million and $2.4 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009 and 2008, outstanding regulatory fee payments to the PGCB totaled $23,000 and $73,000, respectively. Additionally, in order to fund current operations of the PGCB, two loans in the amount of $36.0 million and $22.6 million were granted to the PGCB from gaming tax funds received by the Commonwealth of Pennsylvania. These loans cover expenses incurred by the PGCB from inception to June 30, 2008, and are anticipated to be repaid, in total, by slot machine licensees once all approved gaming facilities are opened. In addition, a payment of $7.0 million was made to the PGCB from the current licensees, of which the Company paid $800,000. Each licensee’s share of these costs will be proportionally allocated based on each licensee’s gross revenues from slot machines. In January 2007, Downs Racing made a prepayment to the PGCB of $800,000 for a portion of its incurred expenses, which was included in other current assets in the accompanying consolidated balance sheets.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s Net Cash

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. However, payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its Net Cash Flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement of $17.9 million, $17.3 million and $16.8 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

Land Lease from the Tribe to the Authority

The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Tribe and the Authority entered into a land lease agreement under which the Tribe leases to the Authority the property and all buildings, improvements and related facilities constructed or installed on the property. The lease was amended in March 2007 to update the legal description of the property covered under the lease, which was approved by the Secretary of the Interior in April 2007. Summarized below are several key provisions of the lease agreement:

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

Use of Leased Property

The Authority may use the leased property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. Similarly, no construction or alteration of any building or improvement located on the leased property by the Authority may be made unless complete and final plans and specifications have been approved by the Tribe. Following foreclosure of any mortgage on the Authority’s interest under the lease or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the leased property and improvements may be used for any lawful purpose, subject only to applicable codes and governmental regulations provided; however, a non-Indian holder of the leased property may in no event conduct gaming operations on the property.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Permitted Mortgages and Rights of Permitted Mortgagees

The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the leased property except to a holder of a permitted mortgage. Under the lease, a permitted mortgage includes the leasehold mortgage securing the Authority’s obligations under the Bank Credit Facility granted by the Authority that provides, among other things, that: (1) the Tribe will have the right to notice of, and to cure, any default of the Authority; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe stated under the lease.

As provided under the lease, each holder of a permitted mortgage has the right to notice of any default of the Authority under the lease and the opportunity to cure such default within any applicable cure period.

Default Remedies

The Authority will be in default under the lease if, subject to the notice provisions, it fails to make lease payments or to comply with its covenants under the lease or if it pledges, encumbers or conveys its interest in the lease in violation of the terms of the lease. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the lease unless a permitted mortgage remains outstanding with respect to the leased property. In such case, the Tribe may not: (1) terminate the lease or the Authority’s right to possession of the leased property; (2) exercise any right of re-entry; (3) take possession of and/or relet the leased property or any portion thereof; or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.

ACLS of New England, Inc.

The Authority has a 10-year laundry service agreement with ACLS of New England, Inc. (“ACLS”). The Authority has an option to renew the agreement for one additional 10-year term after its expiration in October 2012. Under the laundry service agreement, the Authority is required to pay an agreed upon rate for laundry services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. Additionally, the Authority has made a $500,000 loan to ACLS to develop the laundry service facility. Pursuant to the terms of the loan, interest accrues based on the exercise of the renewal options or certain other circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

The Authority also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan, which is secured by a mortgage on the laundry facility. The terms of the agreements are 10 years, and should the Authority and the MPT become obligated to repay the term loan, the maximum potential future principal payments (undiscounted) that the Authority and the MPT could be required to make are approximately $2.4 million as of September 30, 2009.

Pocono Downs Purchase Settlement

In August 2006, the Authority entered into an amendment to the October 2004 purchase agreement for Pocono Downs with the seller, a subsidiary of Penn National Gaming, Inc. (“Penn National”). Pursuant to the amendment, in exchange for the Authority’s agreement to modify certain provisions of the purchase agreement,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the elimination of the Authority’s post-closing termination rights, the Authority agreed to receive an aggregate refund of $30.0 million of the original purchase price for the Pocono Downs Entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The Authority received the $7.0 million installments due in November 2007 and 2008. In accordance with authoritative guidance issued by the FASB pertaining to business combinations and other relevant accounting guidance, the $24.5 million present value of the payments for the $30.0 million refund, calculated utilizing the Authority’s risk-free rate of investment, was recorded as a receivable and a non-operating gain upon the execution of the amendment. The difference between the present value and the contract value was being recorded as non-operating income over the duration of the payment schedule. Accretion of discount to the gain on the Pocono Downs purchase settlement was $430,000, $1.2 million and $1.6 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2008, the Pocono Downs purchase settlement receivable was $21.3 million and was included in other current assets and other assets, net, in the accompanying respective consolidated balance sheet.

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million, which the Authority received in March 2009. The Authority incurred a non-operating loss in connection with this transaction totaling $1.6 million, which was recorded in other income (expense), net, in the accompanying consolidated statement of income for the fiscal year ended September 30, 2009.

Horsemen’s Agreement

In January 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Pocono Downs harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Pocono Downs and the OTW facilities through December 31, 2010.

Among other things, the agreement provides for a payment to the PHHA at a rate of 3.7% of the initial $100.0 million of pari-mutuel wagering held at the Pocono Downs facilities and 4.3% of pari-mutuel wagering held at the Pocono Downs facilities in excess of $100.0 million and all pari-mutuel wagering held outside the Commonwealth of Pennsylvania. This amount is comprised of a minimum payment of $420,000 for certain operating costs and expenses of the PHHA, with the remainder being allocated to purses owed to horsemen for each live racing event. Downs Racing also is required to distribute to the PHHA approximately 2.5% and 1.1% in fees earned on live races conducted at Pocono Downs and simulcast and wagering locations inside and outside the Commonwealth of Pennsylvania, respectively. The Pennsylvania Gaming Act also requires the holders of slot machine licenses to make payments at a rate of up to 12% of gross revenues from slot machines into statutory funds for the benefit of horsemen and breeders. As of September 30, 2009 and 2008, outstanding amounts to the PHHA for purses earned by horsemen but not yet paid and other fees totaled $9.1 million and $5.4 million, respectively.

Pennsylvania Property Tax

A final settlement was reached in June 2007 between the various parties involved in a dispute with Downs Racing relating to certain property tax assessments in Wilkes-Barre, Pennsylvania. Based on the settlement, Downs Racing’s liability for tax periods through June 30, 2007 was $3.5 million, which was recorded as a charge to income from operations in the accompanying consolidated statement of income for the fiscal year ended September 30, 2007. In addition, Downs Racing made annual payments, based on the agreed upon amounts, of $1.7 million and $1.6 million for the fiscal years ended September 2009 and 2008, respectively, which were recorded as charges to income from operations in the accompanying respective consolidated statements of income. Downs Racing will continue to make agreed upon payments for each tax year through 2015 totaling $14.9 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. While the Authority is currently evaluating its options with respect to the development of the suspended elements, including the new hotel, it can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include the Authority’s financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. As of September 30, 2009 and 2008, assets related to the suspended elements totaled $78.3 million and $80.6 million, respectively, and were included in property and equipment, net, in the accompanying consolidated balance sheets. The Authority currently believes that the assets related to the suspended elements have a future benefit. The Authority assessed the carrying value of these assets as of September 30, 2009 and 2008 and determined that no impairment existed.

The following information summarizes the contingencies with respect to the suspended elements of Project Horizon:

Severance

The Authority terminated certain construction-related employees due to the suspension of Project Horizon. The costs associated with such post-employment severance benefits were expensed at the time the termination was communicated to the employees. The Authority incurred $745,000 of expenses for such costs for the fiscal year ended September 30, 2009.

Construction Materials and Other Costs

Certain construction materials purchased for Project Horizon may not be utilized if the suspended elements do not resume. The costs associated with these materials will be expensed at the time such materials are determined to no longer have future benefit or value to the Authority. The Authority expensed $4.5 million of assets during the fourth quarter ended September 30, 2009, which were recorded in other income (expense), net, in the accompanying respective consolidated statement of income.

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

The Authority can provide no assurances that actual costs associated with the termination of agreements resulting from the suspension of Project Horizon will approximate estimated costs or that such costs will occur when anticipated. Costs relating to the termination of agreements will be expensed at such time that the agreements are terminated. The Authority incurred no such costs during the fiscal year ended September 30, 2009.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and TCA entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated to payment of all other senior obligations, including the Authority’s 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, has recorded a relinquishment liability of the estimated present value of its obligations under the Relinquishment Agreement.

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At September 30,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, the carrying amount of the relinquishment liability was $298.4 million as compared to $385.4 million at September 30, 2008. The decrease in the relinquishment liability during the fiscal year ended September 30, 2009 was due to $61.7 million in relinquishment payments and a $45.7 million relinquishment liability reassessment credit. This reduction in the liability was offset by $20.4 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Payments representing principal amounts	$39.6	$48.4	$47.5
Payments representing accretion of discount	22.1	27.7	30.0

Total payments	$61.7	$76.1	$77.5

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. At September 30, 2009 and 2008, relinquishment payments earned but unpaid were $14.7 million and $17.4 million, respectively.

The relinquishment liability reassessment credits of $45.7 million and $68.9 million for the fiscal years ended September 30, 2009 and 2008, respectively, and the relinquishment liability reassessment charge of $3.0 million for the fiscal year ended September 30, 2007, resulted from revised Mohegan Sun revenue projections as of the end of the respective fiscal year compared to estimates as of the end of the prior fiscal year on the determination of the relinquishment liability.

In fiscal 2009, based on continued declines in business volumes, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period, which expires on December 31, 2014, would decrease by approximately $917.7 million, thereby decreasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability credit of $45.7 million for the fiscal year ended September 30, 2009.

In fiscal 2008, based on the Authority’s suspension of Project Horizon, a slowdown in business volumes and increased competition in the Northeast gaming market, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $1.55 billion, thereby decreasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability credit of $68.9 million for the fiscal year ended September 30, 2008.

In fiscal 2007, based on revised revenue projections for Project Horizon and delayed competition in the Northeast gaming market, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would increase by approximately $139.8 million, thereby increasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability charge of $3.0 million for the fiscal year ended September 30, 2007.

NOTE 12—MOHEGAN GOLF, LLC:

In November 2006, the Authority formed Mohegan Golf as its wholly-owned subsidiary to purchase and operate a golf course in southeastern Connecticut. Mohegan Golf is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2007, Mohegan Golf acquired substantially all of the assets of PCC, which included a golf course located in Sprague and Franklin, Connecticut. The club was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. Mohegan Golf incurred acquisition costs of $4.7 million for the property and other items acquired from PCC, which was allocated among the following assets and liabilities: (1) property and equipment valued at $3.1 million; (2) a membership intangible asset resulting from the contractual agreement with PCC’s members established at the time of acquisition, valued at $1.7 million; (3) current assets of $210,000; (4) environmental obligations of $300,000; and (5) capital lease obligations of $34,000. The membership intangible asset is being amortized on a straight-line basis over its estimated useful life of fifteen years and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2009 and 2008, accumulated amortization on the membership intangible asset was $268,000 and $155,000, respectively. For the fiscal years ended September 30, 2009, 2008 and 2007, amortization expense associated with the membership intangible asset totaled $113,000, $112,000 and $43,000, respectively. The Authority expects to incur $113,000 in amortization expense for each of the next five years related to the membership intangible asset.

NOTE 13—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In October 2004, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (“MKGA”). The terms of the management agreement grant the Authority the exclusive right and obligation to manage, operate and maintain the Menominee Project, a proposed casino and destination resort to be located in Kenosha, Wisconsin, for a period of seven years commencing with the opening of the proposed casino, in consideration of a management fee of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission (“NIGC”).

In March 2007, the Authority formed MVW as its wholly-owned subsidiary and one of two members in WTG. WTG was formed by the Authority to participate in the Menominee Project. MVW holds an 85.4% membership interest in WTG and MV holds the remaining 14.6% membership interest. MVW and WTG are full and unconditional guarantors of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”). The development agreement provides for certain development fees of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the proposed casino, which are to be paid to WTG and distributed to the Authority and the Mohegan Tribe, through MVW and MV, respectively. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha, Wisconsin.

WTG paid $6.4 million in cash for the casino development rights and other items acquired from KGD, which was allocated among the following assets and liabilities: (1) receivables at fair value from MKGA of $4.4 million for project advances; (2) a development rights intangible asset valued at $3.7 million; (3) a note payable to MV of $1.1 million; and (4) a note payable to MKGA of $600,000. The purchase amount was contributed by MVW in return for its initial membership interest in WTG, and MV converted the $1.1 million receivable from WTG into capital in return for its initial membership interest in WTG.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the development agreement described above, the receivables from MKGA and amounts advanced by WTG on behalf of the Menominee Tribe related to the development of the Menominee Project are reimbursable to WTG by the Menominee Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon the receipt of necessary financing for the development of the proposed casino. The WTG receivables have a stated interest at a rate of 17.0%, with the ultimate rate to be set upon the receipt of necessary financing for the Menominee Project.

In January 2009, the Bureau of Indian Affairs (“BIA”) informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the application to take the Kenosha site into trust was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In March 2009, the Menominee Tribe withdrew a related lawsuit against the federal government while reserving its right to re-file in the event the January 2008 guidance memorandum is not withdrawn and the decision on the Menominee Project site is not reconsidered and reversed by the Secretary of the Interior. The United States Supreme Court’s Carcieri v. Salazar, 555 U.S.              (2009) decision, discussed below, is not expected to affect the Menominee Project. While the Authority expects to continue to support and pursue the Menominee Project, it believes, the rejection of the land into trust application for the Kenosha site announced in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project, and officials appointed by the new presidential administration have not yet taken a position on reversal of the January 2008 guidance memorandum or the January 2009 rejection of the Kenosha application. As a result, as of September 30, 2008, the Authority had fully reserved the WTG receivables and had written-off the development rights intangible asset. As of September 30, 2009, the WTG receivables remain fully reserved.

Pursuant to an option agreement, as amended, which was assigned to WTG upon its purchase of the development rights for the Menominee Project, for the purchase of Dairyland Greyhound Park in Kenosha, the proposed site for the Menominee Project, in November 2009, WTG consented to the cessation of operations at the Dairyland Greyhound Park and the option payments were accordingly adjusted, subject to various conditions. The current operators of the Dairyland Greyhound Park have announced that the facility will be closed in January 2010.

NOTE 14—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):

In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary and one of three current members in Salishan-Mohegan. Salishan-Mohegan was formed to participate in the Cowlitz Project, a proposed development and management of a casino to be located in Clark County, Washington. Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company holds a 43% membership interest in Salishan-Mohegan. Mohegan Ventures-NW and the Mohegan Tribe each hold one of four seats on the Board of Managers of Salishan-Mohegan. Salishan-Mohegan is not a restricted entity of the Authority and therefore is not required to be a guarantor of the Authority’s debt obligations. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe regarding the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction and furnishing, and provides assistance with the securing of financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development agreement, which are to be distributed to Mohegan Ventures-NW pursuant to the Salishan-Mohegan operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the proposed casino, during which Salishan-Mohegan will manage, operate and maintain the proposed casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined under the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance by the United States Department of the Interior of land into trust on behalf of the Cowlitz Tribe. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend that date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the NIGC.

Pursuant to the development agreement described above, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe related to the development of the Cowlitz Project are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. The Authority accrues interest on the Salishan-Mohegan receivables at a rate of Bank of America’s announced Prime Rate plus 2.0%, compounded monthly.

In May 2008, the BIA published a final rule relating to gaming on trust lands acquired after October 17, 1988. The new rule addresses, among other things, the process used by the BIA to determine what lands should be taken into trust for an initial reservation or restored lands for a tribe, such as the Cowlitz Tribe, seeking its initial or restored reservation. The new rule also expressly provides that a tribe may rely on earlier final agency decisions, including decisions of the NIGC, regarding lands to be taken into trust In November 2005, the Cowlitz Tribe received an opinion from the NIGC determining that if the Secretary of the Interior takes the Cowlitz Project site into trust, the land will constitute restored lands of the Cowlitz Tribe. Based on this opinion by the NIGC, the additional analysis called for under the May 2008 rule is not expected to apply to the BIA’s decision in connection with the Cowlitz Tribe. In May 2008, the BIA published a Final Environmental Impact Statement (“Final EIS”) for the Cowlitz Project site.

In February 2009, the United States Supreme Court issued a decision in a case involving the State of Rhode Island and the Narragansett Indian Tribe, which held that the Secretary of the Interior may exercise his authority to acquire trust title to land for an Indian tribe under the Indian Reorganization Act only if the tribe was “under federal jurisdiction” when the Indian Reorganization Act was enacted on June 18, 1934 (Carcieri v. Salazar, 555 U.S.             (2009) (the “Carcieri decision”)). Since the trust land application for the Cowlitz Project requires action by the Secretary of the Interior under the Indian Reorganization Act, the Carcieri decision may delay action on that application until the BIA and the United States Department of the Interior determine whether the Cowlitz Tribe was under federal jurisdiction at that time, and an adverse decision may lead to a rejection of the trust land application. The Cowlitz Tribe did not receive federal recognition until 2000, so, based on the Carcieri decision, it must establish that it was under federal jurisdiction in 1934 by separate means. In September 2009, following earlier congressional hearings on the Carcieri decision, the Chairman of the Senate Indian Affairs Committee introduced legislation to reverse the impact of the decision and reaffirm the authority of the Secretary of the Interior to take land into trust for Indian tribes regardless of when the tribe was recognized by the federal

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

government. On December 17, 2009, the full Senate Indian Affairs Committee passed the bill. The Authority believes that the Cowlitz Tribe, as a federally-recognized but landless tribe, will ultimately be able to establish its reservation and that casino gaming will be permitted on such lands; however, the Authority can provide no assurance in this regard.

In light of the aforementioned and the inherent uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2009 and 2008, receivables, including accrued interest, from the Cowlitz Tribe totaled $28.7 million and $25.0 million, respectively, offset by reserves for doubtful collection of $8.6 million and $7.5 million, respectively, which are included in other assets, net, in the accompanying consolidated balance sheets.

While certain events described above, including the publication of the Final EIS for the Cowlitz Project site, are generally positive steps in furtherance of the project, other events, including the Carcieri decision, may ultimately delay or prevent the completion of the project. However, considered collectively, these events have not materially changed the Authority’s current interest in or assessment of the Cowlitz Project, nor do such events affect the extent to which the Authority plans to continue its involvement in the Cowlitz Project.

NOTE 15—INVESTMENT IN WNBA FRANCHISE:

In January 2003, the Authority formed MBC as its wholly-owned subsidiary for the purpose of owning and operating a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC. The Membership Agreement sets forth the terms and conditions pursuant to which MBC acquired its membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

As part of the acquisition, the Authority, with assistance from an independent valuation firm, estimated the fair value of the initial player roster to be $4.8 million, and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value, both of which are included in intangible assets, net, in the accompanying consolidated balance sheets. The player roster value is being amortized over seven years, and the franchise value is being amortized over thirty years. Since the date of acquisition to September 30, 2009, write-offs of player contracts included on the initial player roster value totaled $3.6 million. As of September 30, 2009 and 2008, accumulated amortization on the player roster value was $1.1 million and $1.0 million, respectively. As of September 30, 2009 and 2008, accumulated amortization on the franchise value was $1.2 million and $1.0 million, respectively. For the fiscal years ended September 30, 2009, 2008 and 2007, amortization expense associated with these intangible assets totaled $371,000, $598,000 and $531,000, respectively, including charges totaling $13,000, $192,000 and $58,000 related to net write-offs of certain player contracts included on the initial player roster value for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The Authority expects to incur amortization expense of $237,000 for fiscal 2010 and $183,000 for each of the next four fiscal years, related to these assets.

In connection with its acquisition of its membership in the WNBA, MBC owns approximately 3.6% of the membership interest in WNBA, LLC, which is accounted for under the Cost Method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may require additional cash capital contributions. In such circumstance, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Pursuant to the WNBA Note, the principal payment due on the WNBA Note after any such contribution made by MBC will be reduced by the contribution amount. Since the date of acquisition to September 30, 2009, no such cash capital contributions were required by WNBA, LLC.

NOTE 16—DISCONTINUED OPERATIONS:

Prior to the Authority’s acquisition of the Pocono Downs Entities, Penn National, the former owner of the Pocono Downs Entities, entered into an agreement to sell all of the assets associated with the OTW facility located in Erie, Pennsylvania to MTR Gaming Group, Inc. and Presque Isle Downs, Inc. (collectively “Presque Isle”), for $7.0 million upon the occurrence of either of the following two conditions: (1) the commencement by any of the Presque Isle entities of pari-mutuel wagering in Erie, Pennsylvania; or (2) the receipt by any Presque Isle entity of revenue from slot machine operations in Erie, Pennsylvania. Penn National assigned its rights to proceeds under this agreement to Downs Racing upon its acquisition by the Authority.

In July 2007, Presque Isle commenced pari-mutuel wagering at Presque Isle Downs and paid Downs Racing $7.0 million in return for the conveyance of the Erie OTW facility, pursuant to the terms of the agreement. The Authority has accordingly reported the results of operations and sale of the Erie OTW facility from its Pocono Downs operating segment as income from discontinued operations and loss on sale of discontinued operations, respectively, in the accompanying consolidated statement of income for the fiscal year ended September 30, 2007, which includes total net revenues from the Erie OTW facility of $2.6 million.

NOTE 17—SEGMENT REPORTING:

As of September 30, 2009, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pocono Downs Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pocono Downs Entities on a separate basis. The Authority, therefore, believes that it has two

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Pocono Downs, which is comprised of the operations of the Pocono Downs Entities. The following tables provide financial information on each segment (in thousands):

	For the Fiscal Years Ended September 30,
	2009	2008 (1)	2007 (2)
Net revenues:
Mohegan Sun	$1,203,765	$1,362,945	$1,430,560
Pocono Downs	251,352	209,238	189,506

Total	1,455,117	1,572,183	1,620,066
Income (loss) from operations:
Mohegan Sun	247,678	280,232	287,017
Pocono Downs	12,378	12,093	16,137
Corporate	(17,310)	(28,959)	(10,586)

Total	242,746	263,366	292,568
Accretion of discount to the relinquishment liability	(20,425)	(27,085)	(29,794)
Interest income	3,912	3,795	3,695
Interest expense, net of capitalized interest	(109,689)	(93,793)	(94,363)
Write-off of debt issuance costs	-	-	(71)
Gain on early extinguishment of debt	8,466	-	-
Other income (expense), net	(7,658)	248	(137)

Income from continuing operations before minority interests	117,352	146,531	171,898
Minority interests	1,992	2,729	648

Income from continuing operations	119,344	149,260	172,546
Total income from discontinued operations	-	-	21

Net income	$119,344	$149,260	$172,567

	For the Fiscal Years Ended September 30,
	2009	2008	2007
Capital expenditures:
Mohegan Sun	$90,691	$210,482	$103,742
Pocono Downs	2,841	173,184	58,449
Corporate	-	22	4

Total	$93,532	$383,688	$162,195

	September 30, 2009	September 30, 2008
Total assets:
Mohegan Sun	$1,636,007	$1,654,704
Pocono Downs	587,860	619,712
Corporate	71,216	88,489

Total	$2,295,083	$2,362,905

(1)	Includes operating results of Project Sunrise from opening date of July 17, 2008 to September 30, 2008 and Casino of the Wind from opening date of August 29, 2008 to September 30, 2008.
(2)	Includes operating results of Phase I slot facility at Mohegan Sun at Pocono Downs from opening date of November 14, 2006 to September 30, 2007.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2009, substantially all of the Authority’s outstanding public debt, including its 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC, a wholly-owned subsidiary. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 17 is adequate for investor analysis of these subsidiaries. Separate financial statements for WTG are provided as it is a non wholly-owned guarantor subsidiary. Condensed consolidating financial statement information for the Authority, its wholly-owned guarantor subsidiary, MBC, its other wholly-owned guarantor subsidiaries, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW and MTGA Gaming, its non wholly-owned guarantor subsidiary, WTG, and its non-guarantor entities, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries, as of September 30, 2009 and September 30, 2008 and for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,401,886	$73	$254,853	$-	$254,926	$19,951	$-	$1,676,763
Intercompany receivables	446,321	-	16,080	-	16,080	-	(462,401)	-
Investment in subsidiaries	138,607	-	10,070	-	10,070	-	(148,677)	-
Other intangible assets, net	120,168	4,323	265,423	-	269,746	-	-	389,914
Other assets, net	130,141	214	74,497	196	74,907	23,358	-	228,406

Total assets	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

LIABILITIES AND CAPITAL
Total current liabilities	$236,464	$1,878	$26,812	$35	$28,725	$14,121	$-	$279,310
Long-term debt and capital leases, net of current portion	1,597,615	1,000	-	600	1,600	-	-	1,599,215
Long-term debt, due to Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Relinquishment liability, net of current portion	226,511	-	-	-	-	-	-	226,511
Intercompany payables	-	-	446,321	4,411	450,732	11,669	(462,401)	-
Other long-term liabilities	362	-	-	-	-	-	-	362

Total liabilities	2,060,952	2,878	473,133	5,046	481,057	35,790	(462,401)	2,115,398
Minority interests in subsidiaries	-	-	-	-	-	-	3,830	3,830
Total capital	176,171	1,732	147,790	(4,850)	144,672	7,519	(152,507)	175,855

Total liabilities and capital	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,393,035	$94	$280,322	$-	$280,416	$19,951	$-	$1,693,402
Intercompany receivables	416,132	-	15,047	-	15,047	-	(431,179)	-
Investment in subsidiaries	176,266	-	9,521	-	9,521	-	(185,787)	-
Other intangible assets, net	119,827	4,694	265,536	-	270,230	-	-	390,057
Other assets, net	177,712	389	81,098	172	81,659	20,075	-	279,446

Total assets	$2,282,972	$5,177	$651,524	$172	$656,873	$40,026	$(616,966)	$2,362,905

LIABILITIES AND CAPITAL
Total current liabilities	$323,697	$2,355	$50,318	$143	$52,816	$21,575	$-	$398,088
Long-term debt, net of current portion	1,519,714	2,000	-	600	2,600	-	-	1,522,314
Relinquishment liability, net of current portion	304,031	-	-	-	-	-	-	304,031
Intercompany payables	-	-	416,132	2,995	419,127	12,052	(431,179)	-
Other long-term liabilities	7,203	-	-	-	-	-	-	7,203

Total liabilities	2,154,645	4,355	466,450	3,738	474,543	33,627	(431,179)	2,231,636
Minority interests in subsidiaries	-	-	-	-	-	-	3,258	3,258
Total capital	128,327	822	185,074	(3,566)	182,330	6,399	(189,045)	128,011

Total liabilities and capital	$2,282,972	$5,177	$651,524	$172	$656,873	$40,026	$(616,966)	$2,362,905

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,199,565	$4,558	$252,691	$-	$257,249	$(12)	$(1,685)	$1,455,117
Operating costs and expenses:
Gaming and other operations	742,648	3,418	187,230	-	190,648	-	(1,685)	931,611
Advertising, general and administrative	186,764	1,498	28,504	1,360	31,362	4,751	-	222,877
Pre-opening costs and expenses	58	-	224	-	224	-	-	282
Depreciation and amortization	76,743	392	26,144	-	26,536	-	-	103,279
Relinquishment liability reassessment	(45,678)	-	-	-	-	-	-	(45,678)

Total operating costs and expenses	960,535	5,308	242,102	1,360	248,770	4,751	(1,685)	1,212,371

Income (loss) from operations	239,030	(750)	10,589	(1,360)	8,479	(4,763)	-	242,746
Accretion of discount to the relinquishment liability	(20,425)	-	-	-	-	-	-	(20,425)
Interest expense, net of capitalized interest	(61,171)	(81)	(47,589)	(645)	(48,315)	(1,459)	1,256	(109,689)
Gain on early extinguishment of debt	8,466	-	-	-	-	-	-	8,466
Loss on interests in subsidiaries	(39,403)	-	(1,901)	-	(1,901)	-	41,304	-
Other income (expense), net	(7,153)	-	1,613	721	2,334	2,329	(1,256)	(3,746)

Income (loss) from operations before minority interests	119,344	(831)	(37,288)	(1,284)	(39,403)	(3,893)	41,304	117,352
Minority interests	-	-	-	-	-	14	1,978	1,992

Net income (loss)	$119,344	$(831)	$(37,288)	$(1,284)	$(39,403)	$(3,879)	$43,282	$119,344

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,358,388	$4,813	$210,765	$-	$215,578	$-	$(1,783)	$1,572,183
Operating costs and expenses:
Gaming and other operations	855,268	3,919	158,743	-	162,662	-	(1,783)	1,016,147
Advertising, general and administrative	219,179	1,877	23,408	7,416	32,701	2,715	-	254,595
Pre-opening costs and expenses	1,204	-	3,448	-	3,448	-	-	4,652
Depreciation and amortization	83,528	639	14,514	3,689	18,842	-	-	102,370
Relinquishment liability reassessment	(68,947)	-	-	-	-	-	-	(68,947)

Total operating costs and expenses	1,090,232	6,435	200,113	11,105	217,653	2,715	(1,783)	1,308,817

Income (loss) from operations	268,156	(1,622)	10,652	(11,105)	(2,075)	(2,715)	-	263,366
Accretion of discount to the relinquishment liability	(27,085)	-	-	-	-	-	-	(27,085)
Interest expense, net of capitalized interest	(52,718)	(181)	(39,152)	(338)	(39,671)	(2,586)	1,182	(93,793)
Loss on interests in subsidiaries	(39,734)	-	(1,361)	-	(1,361)	-	41,095	-
Other income, net	641	-	1,580	750	2,330	2,254	(1,182)	4,043

Income (loss) from operations before minority interests	149,260	(1,803)	(28,281)	(10,693)	(40,777)	(3,047)	41,095	146,531
Minority interests	-	-	1,043	-	1,043	269	1,417	2,729

Net income (loss)	$149,260	$(1,803)	$(27,238)	$(10,693)	$(39,734)	$(2,778)	$42,512	$149,260

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2007
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,426,401	$4,655	$190,512	$-	$195,167	$-	$(1,502)	$1,620,066
Operating costs and expenses:
Gaming and other operations	842,843	3,802	140,083	-	143,885	-	(1,502)	985,226
Advertising, general and administrative	216,737	2,223	20,435	693	23,351	2,004	-	242,092
Pre-opening costs and expenses	445	-	3,391	-	3,391	-	-	3,836
Depreciation and amortization	81,950	578	10,819	-	11,397	-	-	93,347
Relinquishment liability reassessment	2,997	-	-	-	-	-	-	2,997

Total operating costs and expenses	1,144,972	6,603	174,728	693	182,024	2,004	(1,502)	1,327,498

Income (loss) from operations	281,429	(1,948)	15,784	(693)	13,143	(2,004)	-	292,568
Accretion of discount to the relinquishment liability	(29,794)	-	-	-	-	-	-	(29,794)
Interest expense, net of capitalized interest	(56,843)	(301)	(35,931)	(46)	(36,278)	(2,324)	1,082	(94,363)
Loss on interests in subsidiaries	(22,139)	-	(570)	-	(570)	-	22,709	-
Other income, net	(86)	-	1,142	346	1,488	3,167	(1,082)	3,487

Income (loss) from continuing operations before minority interests	172,567	(2,249)	(19,575)	(393)	(22,217)	(1,161)	22,709	171,898
Minority interests	-	-	57	-	57	-	591	648

Income (loss) from continuing operations	172,567	(2,249)	(19,518)	(393)	(22,160)	(1,161)	23,300	172,546
Income from discontinued operations	-	-	21	-	21	-	-	21

Net income (loss)	$172,567	$(2,249)	$(19,497)	$(393)	$(22,139)	$(1,161)	$23,300	$172,567

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$142,635	$(803)	$36,561	$(2)	$35,756	$(6,580)	$-	$171,811

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(141,043)	-	(36,191)	-	(36,191)	-	-	(177,234)
Proceeds from amendment to the purchase agreement for Pocono Downs	20,063	-	-	-	-	-	-	20,063
Other cash flows provided by (used in) investing activities	5,851	-	770	(745)	25	(1,056)	(6,617)	(1,797)

Net cash flows used in investing activities	(115,129)	-	(35,421)	(745)	(36,166)	(1,056)	(6,617)	(158,968)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	1,052,000	-	-	-	-	-	-	1,052,000
Bank Credit Facility repayments - revolving loan	(486,000)	-	-	-	-	-	-	(486,000)
Bank Credit Facility borrowings - term loan	(153,000)	-	-	-	-	-	-	(153,000)
Line of Credit borrowings	547,230	-	-	-	-	-	-	547,230
Line of Credit repayments	(537,987)	-	-	-	-	-	-	(537,987)
Payments on long-tem debt	(335,806)	(1,000)	-	-	(1,000)	-	-	(336,806)
Salishan Credit Facility borrowings - revolving loan	-	-	-	-	-	2,250	-	2,250
Salishan Credit Facility repayments - revolving loan	-	-	-	-	-	(10,000)	-	(10,000)
Borrowings from Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Principal portion of relinquishment liability payments	(39,602)	-	-	-	-	-	-	(39,602)
Distributions to Tribe	(71,500)	-	-	-	-	-	-	(71,500)
Capitalized debt issuance costs	(9,810)	-	-	-	-	-	-	(9,810)
Other cash flows provided by (used in) financing activities	(2,459)	1,741	(8,782)	771	(6,270)	3,958	6,617	1,846

Net cash flows provided by (used in) financing activities	(36,934)	741	(8,782)	771	(7,270)	6,208	6,617	(31,379)

Net increase (decrease) in cash and cash equivalents	(9,428)	(62)	(7,642)	24	(7,680)	(1,428)	-	(18,536)
Cash and cash equivalents at beginning of year	54,730	(13)	26,322	172	26,481	1,989	-	83,200

Cash and cash equivalents at end of year	$45,302	$(75)	$18,680	$196	$18,801	$561	$-	$64,664

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2008
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$148,484	$(916)	$26,252	$(1)	$25,335	$(3,503)	$-	$170,316

Cash flows used in investing activities:
Purchases of property and equipment	(161,321)	(6)	(156,102)	-	(156,108)	-	-	(317,429)
Proceeds from amendment to the purchase agreement for Pocono Downs	7,000	-	-	-	-	-	-	7,000
Other cash flows used in investing activities	(149,650)	-	(8,285)	(1,547)	(9,832)	(2,602)	152,819	(9,265)

Net cash flows used in investing activities	(303,971)	(6)	(164,387)	(1,547)	(165,940)	(2,602)	152,819	(319,694)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	575,000	-	-	-	-	-	-	575,000
Bank Credit Facility repayments - revolving loan	(608,000)	-	-	-	-	-	-	(608,000)
Bank Credit Facility borrowings - term loan	300,000	-	-	-	-	-	-	300,000
Line of Credit borrowings	565,746	-	-	-	-	-	-	565,746
Line of Credit repayments	(579,399)	-	-	-	-	-	-	(579,399)
Principal portion of relinquishment liability payments	(48,352)	-	-	-	-	-	-	(48,352)
Distributions to Tribe	(80,000)	-	-	-	-	-	-	(80,000)
Other cash flows provided by (used in) financing activities	(4,060)	977	147,947	1,720	150,644	8,087	(152,819)	1,852

Net cash flows provided by financing activities	120,935	977	147,947	1,720	150,644	8,087	(152,819)	126,847

Net (decrease) increase in cash and cash equivalents	(34,552)	55	9,812	172	10,039	1,982	-	(22,531)
Cash and cash equivalents at beginning of year	89,282	(68)	16,510	-	16,442	7	-	105,731

Cash and cash equivalents at end of year	$54,730	$(13)	$26,322	$172	$26,481	$1,989	$-	$83,200

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2007
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entity	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$248,548	$(1,779)	$38,775	$-	$36,996	$(1,141)	$-	$284,403

Cash flows used in investing activities:
Purchases of property and equipment	(86,405)	-	(45,773)	-	(45,773)	-	-	(132,178)
Payment of Category One slot machine license fee	-	-	(50,000)	-	(50,000)	-	-	(50,000)
Other cash flows used in investing activities	(69,169)	-	11,574	(7,273)	4,301	(3,444)	63,044	(5,268)

Net cash flows used in investing activities	(155,574)	-	(84,199)	(7,273)	(91,472)	(3,444)	63,044	(187,446)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - revolving loan	278,000	-	-	-	-	-	-	278,000
Prior Bank Credit Facility repayments - revolving loan	(278,000)	-	-	-	-	-	-	(278,000)
New Bank Bank Credit Facility borrowings - revolving loan	206,000	-	-	-	-	-	-	206,000
New Bank Credit Facility repayments - revolving loan	(173,000)	-	-	-	-	-	-	(173,000)
Line of Credit borrowings	524,313	-	-	-	-	-	-	524,313
Line of Credit repayments	(507,722)	-	-	-	-	-	-	(507,722)
Principal portion of relinquishment liability payments	(47,399)	-	-	-	-	-	-	(47,399)
Distributions to Tribe	(75,000)	-	-	-	-	-	-	(75,000)
Other cash flows provided by (used in) financing activities	(6,678)	1,940	62,502	7,273	71,715	4,592	(63,044)	6,585

Net cash flows provided by (used in) financing activities	(79,486)	1,940	62,502	7,273	71,715	4,592	(63,044)	(66,223)

Net increase in cash and cash equivalents	13,488	161	17,078	-	17,239	7	-	30,734
Cash and cash equivalents at beginning of year	75,794	(229)	(568)	-	(797)	-	-	74,997

Cash and cash equivalents at end of year	$89,282	$(68)	$16,510	$-	$16,442	$7	$-	$105,731

NOTE 19—SUBSEQUENT EVENTS:

Second Lien Senior Secured Notes

On October 26, 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11 1/2% per annum (the “2009 Second Lien Senior Secured Notes”). The net proceeds from this financing were used to repay the Authority’s then existing term loan under the Bank Credit Facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the Bank Credit Facility (including a $25.0 million permanent reduction in the revolving commitments), and to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st, commencing May 1, 2010. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s property and assets, and that of its existing and future guarantor subsidiaries, and are effectively subordinated to all of the Authority’s first lien secured debt,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the borrowings under the Bank Credit Facility, to the extent of the collateral securing such debt. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and with the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral, rank effectively senior to all of the Authority’s unsecured senior indebtedness, including the 2005 Senior Unsecured Notes and payment obligations under the Relinquishment Agreement. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. The 2009 Second Lien Senior Secured Notes are fully guaranteed, jointly and severally, on a second lien senior secured basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pocono Downs Entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

The 2009 Second Lien Senior Secured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Amendment No. 1 to the Bank Credit Facility

On October 26, 2009, concurrently with the issuance of the 2009 Second Lien Senior Secured Notes, the Authority entered into an amendment to the terms of the Bank Credit Facility. Among other things, the amendment: (1) modified the terms of the Authority’s maximum total leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010, June 30, 2010, June 30, 2011, September 30, 2011 and December 31, 2011, and by 50 basis points for the quarterly periods ending September 30, 2010, December 31, 2010 and March 31, 2011; (2) modified the terms of the Authority’s maximum senior leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010 and continuing through December 31, 2011; (3) provided the ability to obtain a release from liens securing the Bank Credit Facility of a portion of the land on which Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (4) modified the terms of the Authority’s covenant relating to the incurrence of permitted indebtedness to allow the Authority or its subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Pocono Downs; (5) modified the terms of the Authority’s permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of licensing fees associated with those operations; (6) permanently reduced the revolving commitments by $25.0 million; and (7) modified the applicable pricing rates as follows: (a) the Applicable Rate for Base Rate loans will be between 1.25% and 2.75%, and (b) the Applicable Rate for Eurodollar Rate loans will be between 2.50% and 4.00%.

Upon repayment of the term loan under the Bank Credit Facility and the $25.0 million permanent reduction in revolving commitments in connection with the transactions, as discussed above, the total commitment of the Bank Credit Facility was reduced from $850.0 million to $675.0 million.

NON WHOLLY-OWNED GUARANTOR SUBSIDIARY FINANCIAL STATEMENTS

The Mohegan Tribal Gaming Authority (the “Authority”) is required to provide stand-alone financial statements for its non wholly-owned guarantor subsidiary, Wisconsin Tribal Gaming, LLC (“WTG”), pursuant to Rule 3-10 of Regulation S-X. WTG, along with substantially all of the Authority’s wholly-owned subsidiaries, guarantee certain of its outstanding debt obligations. In Note 18 of the accompanying consolidated financial statements, included under Item 15(a)(1) of this Annual Report on Form 10-K, the Authority has provided condensed consolidating financial information for WTG and its other subsidiaries that serve as guarantors. Stand-alone financial statements for WTG are as follows:

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-53

Balance Sheets as of September 30, 2009 and 2008	F-54

Statements of Income for the Fiscal Years Ended September  30, 2009 and 2008, for the Period from Inception (February 27, 2007) through September 30, 2007, and for the Period from Inception (February 27, 2007) through September 30, 2009

F-55

Statements of Changes in Members’ Equity (Deficit) for the Fiscal Years Ended September 30, 2009 and 2008 and for the Period from Inception (February 27, 2007) through September 30, 2007	F-56

Statements of Cash Flows for the Fiscal Years Ended September  30, 2009 and 2008, for the Period from Inception (February 27, 2007) through September 30, 2007, and for the Period from Inception (February 27, 2007) through September 30, 2009

F-57

Notes to Financial Statements	F-58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board

of Wisconsin Tribal Gaming, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity and cash flows present fairly, in all material respects, the financial position of Wisconsin Tribal Gaming, LLC (a development stage enterprise) at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, the period from February 27, 2007 (date of inception) to September 30, 2007 and, cumulatively, for the period from February 27, 2007 (date of inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has received a commitment from Mohegan Ventures-Wisconsin that it will not demand repayment of any amounts then due and owing prior to October 1, 2010.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

December 28, 2009

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS
Cash and cash equivalents	$196,050	$171,787

Total assets	$196,050	$171,787

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Trade payables and accrued expenses	$34,360	$142,942
Due to member - Mohegan Ventures Wisconsin, LLC	4,411,460	2,994,949
Note Payable to Menominee Kenosha Gaming Authority	600,000	600,000

Total liabilities	5,045,820	3,737,891

Commitments and Contingencies
Members’ deficit:
Deficit accumulated during the development stage	(12,370,056)	(11,086,390)
Member capital - Mohegan Ventures Wisconsin, LLC	6,419,316	6,419,316
Member capital - Mohegan Ventures, LLC	1,100,970	1,100,970

Total members’ deficit	(4,849,770)	(3,566,104)

Total liabilities and members’ deficit	$196,050	$171,787

The accompanying notes are an integral part of these financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008	For the Period from Inception (February 27, 2007) through September 30, 2007	For the Period from Inception (February 27, 2007) through September 30, 2009
Operating costs and expenses:
Provision for loss on receivables	$1,358,781	$7,415,999	$691,565	$9,466,345
Amortization of development rights	-	3,689,287	-	3,689,287
Other operating costs and expenses	1,478	155	455	2,088

Total operating costs and expenses	1,360,259	11,105,441	692,020	13,157,720

Loss from operations	(1,360,259)	(11,105,441)	(692,020)	(13,157,720)

Other income (expense):
Interest income	721,515	749,551	345,416	1,816,482
Interest expense	(644,922)	(337,497)	(46,399)	(1,028,818)

Total other income	76,593	412,054	299,017	787,664

Net loss	$(1,283,666)	$(10,693,387)	$(393,003)	$(12,370,056)

The accompanying notes are an integral part of these financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

	Mohegan Ventures Wisconsin, LLC	Mohegan Ventures, LLC	Total Members’ Equity (Deficit)
Balances at inception (February 27, 2007)	$-	$-	$-

Member capital contributions	6,380,771	1,139,515	7,520,286
Member capital adjustments	38,545	(38,545)	-
Net loss	(335,467)	(57,536)	(393,003)

Balances at September 30, 2007	6,083,849	1,043,434	7,127,283

Net loss	(9,127,875)	(1,565,512)	(10,693,387)

Balances at September 30, 2008	(3,044,026)	(522,078)	(3,566,104)

Net loss	(1,095,737)	(187,929)	(1,283,666)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)

The accompanying notes are an integral part of these financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008	For the Period from Inception (February 27, 2007) through September 30, 2007	For the Period from Inception (February 27, 2007) through September 30, 2009
Cash flows provided by (used in) operating activities:
Net loss	$(1,283,666)	$(10,693,387)	$(393,003)	$(12,370,056)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss on receivables from Menominee Indian Tribe of Wisconsin	1,358,781	7,415,999	691,565	9,466,345
Amortization of development rights	-	3,689,287	-	3,689,287
Changes in operating assets and liabilities:
Increase in interest receivables from Menominee Indian Tribe of Wisconsin	(721,515)	(749,551)	(345,416)	(1,816,482)
Increase in interest due to member - Mohegan Ventures Wisconsin, LLC	644,922	337,497	46,399	1,028,818

Net cash flows used in operating activities	(1,478)	(155)	(455)	(2,088)

Cash flows used in investing activities:
Acquisition of Menominee Project development rights and other related assets	-	-	(6,380,771)	(6,380,771)
Increase in receivables from Menominee Indian Tribe of Wisconsin	(745,848)	(1,547,344)	(891,312)	(3,184,504)

Net cash flows used in investing activities	(745,848)	(1,547,344)	(7,272,083)	(9,565,275)

Cash flows provided by financing activities:
Advances from member - Mohegan Ventures Wisconsin, LLC	771,589	1,719,286	891,767	3,382,642
Member contributions - Mohegan Ventures Wisconsin, LLC	-	-	6,380,771	6,380,771

Net cash flows provided by financing activities	771,589	1,719,286	7,272,538	9,763,413

Net increase in cash and cash equivalents	24,263	171,787	-	196,050
Cash and cash equivalents at beginning of period	171,787	-	-	-

Cash and cash equivalents at end of period	$196,050	$171,787	$-	$196,050

Supplemental disclosure:
Non-cash member contributions - Wisconsin Tribal Gaming, LLC
Mohegan Ventures, LLC forgiveness of debt	$-	$-	$1,139,515	$1,139,515

Total non-cash member contributions	$-	$-	$1,139,515	$1,139,515

The accompanying notes are an integral part of these financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—FORMATION AND NATURE OF BUSINESS

In March 2007, Wisconsin Tribal Gaming, LLC (“WTG”) was formed to participate in a proposed development of a casino (“Menominee Project”) to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (“Menominee Tribe”). WTG consists of two members, a wholly-owned subsidiary of Mohegan Tribal Gaming Authority (the “Authority”), Mohegan Ventures Wisconsin, LLC (“MVW”), which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC (“MV”), which holds the remaining 14.6% membership interest. The Authority has designated WTG as a restricted subsidiary, and therefore, WTG is a guarantor of the Authority’s debt obligations under its bank credit facility and certain of its note indentures (refer to Note 6).

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

In January 2008, the U.S. Department of the Interior’s Bureau of Indian Affairs (“BIA”) rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. While no decision was issued on the Menominee application at that time, the BIA did issue a memorandum addressing its policy on applications for off-reservation gaming projects in January 2008, which stated that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. In November 2008, the United States Department of the Interior rejected the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court subsequently refused to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. WTG determined that those actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As a result of those developments, WTG fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and wrote-off the remaining related development rights intangible asset as of September 30, 2008.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe, based on the January

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2008 guidance memorandum. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in United States District Court in Green Bay, Wisconsin, challenging that rejection. As of September 30, 2009, that lawsuit remains pending and the WTG receivables remain fully reserved.

WTG is considered a development stage company as defined in the authoritative guidance issued by the Financial Accounting Standard Board (“FASB”). Since inception, WTG’s sole purpose has been the development of the proposed casino described above. WTG has incurred losses since inception and has an accumulated deficit of $12,370,056 at September 30, 2009. If WTG incurs additional expenditures in the future in connection with the development of the Menominee Project, such expenditures are funded through capital contributions of MVW and MV. WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to October 1, 2010.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting.

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

Receivables from the Menominee Indian Tribe of Wisconsin

Receivables from the Menominee Tribe, net of allowances, in the accompanying balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project. The WTG receivables are payable upon receipt of necessary financing for the development of the proposed casino. As of September 2008, the Authority had fully reserved the WTG receivables, and as of September 30, 2009, the WTG receivables remain fully reserved.

As of September 30, 2009 and 2008, the reserve for doubtful accounts was $9,492,426 and $8,133,644, respectively. WTG accrues interest on optional advances, as defined under the development agreement, to the Menominee Tribe at a rate of 17% with the ultimate rate to be set upon financing of the project. On July 1, 2009, WTG suspended the accrual of interest income on the optional advances to the Menominee Tribe and will recognize interest income on a cash basis for future periods. As of September 30, 2009 and 2008, receivables from the Menominee Tribe totaled $9,492,426 and $8,133,644, respectively, including accrued interest of $1,816,481 and $1,094,967, respectively.

Intangible Assets

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from KGD. The development rights were determined by management to be

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

an intangible asset with an estimated fair value of $3.7 million. At acquisition, the development rights intangible asset was determined to be amortized on a straight line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, an impairment charge was recorded to reduce the development rights intangible asset to $0 following the issuance of new guidance in January 2008 from the BIA on its policy for taking off-reservation land into trust for gaming purposes and a related unfavorable decision by the United States Department of the Interior and federal court decision concerning the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project. While WTG continues to pursue the Menominee Project, it believes, these actions and the subsequent rejection of the Menominee Tribe’s application in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. The $3.7 million loss associated with the write-off is reflected in the accompanying statement of income for the fiscal year ended September 30, 2008 under amortization of development rights.

Income Taxes

WTG has been treated as a partnership for federal and state income tax purposes and, accordingly, WTG’s income taxes or credits resulting from losses were payable by, or accrued to, its members.

Subsequent Events

WTG has evaluated events subsequent to September 30, 2009 through the issuance of the financial statements on December 28, 2009 and has not identified any events for disclosure.

NOTE 3—MENOMINEE KENOSHA GAMING AUTHORITY NOTE PAYABLE

Upon formation, WTG assumed a note payable in the amount of $600,000. The note payable does not accrue interest until a gaming facility is opened, if not repaid earlier, and the note does not become due until the advances to the Menominee Tribe are repaid. Based on the unfavorable events that took place in connection with the Menominee Project as discussed in Note 1, the estimated fair value of the note payable is $0 compared to a carrying value of $600,000 for the fiscal years ended September 30, 2009 and 2008.

NOTE 4—DUE TO MOHEGAN VENTURES WISCONSIN, LLC

WTG has recorded a payable of $4,411,460 and $2,994,949 due to MVW at September 30, 2009 and 2008, respectively, which primarily includes a loan in connection with the funding of development costs incurred for the Menominee Project. WTG accrues interest on its outstanding payables balance to MVW at a rate of 17%, compounded monthly, with the ultimate rate to be set upon financing of the project. Total interest expense charged to WTG from MVW was $644,922, $337,497, $46,399, and $1,028,818 for the fiscal year ended September 30, 2009 and 2008, for the period from February 27, 2007 (date of inception) to September 30, 2007, and for the period from February 27, 2007 (date of inception) to September 30, 2009, respectively. The outstanding payables balance, including accrued interest, is due on demand; however WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to October 1, 2010.

NOTE 5—MATERIAL AGREEMENTS

In November 2006, KGD amended an option agreement (“Option Agreement”) with the owners of Dairyland Greyhound Park (“Dairyland”) that originally was scheduled to expire on December 31, 2006. The Option

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Agreement permitted the option period to be extended for up to seventeen additional three month periods, ending March 31, 2011 (“Additional Option Periods”). The Option Agreement was assigned to WTG in connection with the March 2007 purchase (refer to Note 1). Under the Option Agreement, as amended, WTG assumed the right to extend the option for the Dairyland property upon payment to Dairyland of (1) $100,000, for each of the first five Additional Option Periods, (2) $200,000 payable on the first day of the sixth through ninth Additional Option Periods, (3) $225,000 payable on the first day of the tenth through thirteenth Additional Option Periods, (4) $250,000 payable on the first day of the fourteenth through seventeenth Additional Option Periods requested by WTG. Such options payments are nonrefundable unless the facility is purchased, in which case, option payments for periods prior to April 1, 2009 will be fully credited against the purchase price and option payments for periods on or after April 1, 2009 will be partially credited against the purchase price. In June 2009, the Option Agreement was amended a second time to allow for extension and payment of the option fee on a monthly basis. Since WTG has already made all required pre-financing advances for the project under the development agreement, WTG and the Menominee Tribe have made separate arrangements regarding the reimbursement from the Menominee Tribe to WTG for all or one-half of the option payments made to date in 2009 as optional advances by WTG. The Menominee Tribe fully reimbursed WTG for the January 2009 and April 2009 quarterly option payments and has reimbursed or prefunded one-half of the monthly option payments for the months of July, August and September 2009. Option payment amounts not reimbursed are recorded as receivables from the Menominee Tribe, to be reimbursed upon financing of the project. In November 2009, the Option Agreement was amended a third time and the Option payments were adjusted, subject to various conditions. Pursuant to that third amendment, WTG consented also to the cessation of operations at Dairyland Greyhound Park, and the current operators have announced the closing of the facility in January 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, WTG has provided a full and unconditional guarantee of certain debt issued by the Authority, including the Authority’s $250.0 million 2005 6 1/8% senior notes due 2013, $250.0 million 2002 8% senior subordinated notes due 2012, $225.0 million 2004 7 1/8% senior subordinated notes due 2014 and $150.0 million 2005 6 7/8% senior subordinated notes due 2015, as well as the Authority’s $850.0 million bank credit facility. Based on the current financial condition of the Authority, WTG considers the likelihood of it incurring a liability resulting from the guarantee to be remote. The total amount of the Authority’s debt guaranteed by WTG is $1.6 billion and $1.5 billion as of September 30, 2009 and 2008, respectively. On October 26, 2009, the Authority issued $200.0 million 11 1/2% second lien senior secured notes due 2017 which are also fully guaranteed, on a second lien senior secured basis, by WTG. The Authority used the net proceeds from the issuance to, among other things, repay its existing term loan under its bank credit facility in the aggregate principal amount of $147 million and to repay $41 million of revolving loans under its bank credit facility, including a $25 million permanent reduction in the commitment. Subsequent to this transaction, the total amount of the Authority’s debt guaranteed by WTG is $1.6 billion.

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007

(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year Ended September 30, 2009
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$28,566	$9,937	$623	$37,880
Fiscal Year Ended September 30, 2008
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$11,214	$18,338	$986	$28,566
Fiscal Year Ended September 30, 2007
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$8,116	$3,396	$298	$11,214

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”), and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the “1996 Form S-1”), and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 10-K”), and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q, and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 10-K”), and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

Exhibit No.	Description
4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 10-K, and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q, and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 10-K, and incorporated by reference herein).

Exhibit No.	Description
4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of July 9, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2003 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the December 2004 10-Q, and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2006 10-Q, and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.18 to the 2006 10-K, and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the March 2007 10-Q, and incorporated by reference herein).

4.22	Supplemental Indenture No. 6, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the 2007 10-K, and incorporated by reference herein).

4.23	Form of Global 6 3/8% Senior Subordinated Notes Due 2009 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2003 10-Q, and incorporated by reference herein).

4.24	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.25	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.26	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 10-K, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.28	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q, and incorporated by reference herein).

4.29	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 10-K, and incorporated by reference herein).

4.30	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.31	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

4.32	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q, and incorporated by reference herein)

4.33	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 10-K, filed with the SEC on December 21, 2006, and incorporated by reference herein).

4.34	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.35	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the 2007 10-K, and incorporated by reference herein).

4.36	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.37	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.38	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.39	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 10-K, and incorporated by reference herein).

4.40	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/ 8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q, and incorporated by reference herein).

4.41	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 10-K, and incorporated by reference herein).

4.42	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

4.43	Indenture, dated as of October 26, 2009, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed herewith).

4.44	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1, and incorporated by reference herein).

Exhibit No.	Description
10.2	Agreement, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1, and incorporated by reference herein).

10.3	Memorandum of Understanding, dated April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1, and incorporated by reference herein).

10.4	Agreement, dated June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1, and incorporated by reference herein).

10.5	Land Lease, dated September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1, and incorporated by reference herein).

10.6	Amendment to the Land Lease, dated February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”), and incorporated by reference herein).

10.7	Amendment to the Land Lease, dated March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 13, 2007, and incorporated by reference herein).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).*

10.9	Priority Distribution Agreement between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, dated August 1, 2001 (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated by reference herein).

10.10	Employment Agreement, dated October 4, 2001, by and between the Mohegan Tribal Gaming Authority and Robert Soper (filed as Exhibit 10.23 to Amendment No. 1 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on November 12, 2002, and incorporated by reference herein).*

10.11	Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2003, and incorporated by reference herein).

10.12	Loan Agreement, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 10-Q, and incorporated by reference herein).

10.13	Revolving Loan Note, dated June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 10-Q, and incorporated by reference herein).

10.14	First Amendment to Loan Agreement, dated June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 10-Q, and incorporated by reference herein).

10.15	Second Amendment to Loan Agreement, dated June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
10.16	Management Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.30 to the 2004 Form S-4, and incorporated by reference herein).

10.17	Development Agreement between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC, dated September 21, 2004 (filed as Exhibit 10.31 to the 2004 Form S-4, and incorporated by reference herein).

10.18	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and Mohegan Tribal Gaming Authority as of October 14, 2004 (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on October 18, 2004, and incorporated by reference herein).

10.19	Third Amendment to Loan Agreement, dated August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4, and incorporated by reference herein).

10.20	Management Agreement by and among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority, dated October 21, 2004 (filed as Exhibit 10.35 to the 2004 Form S-4, and incorporated by reference herein).

10.21	Trust Agreement under The Mohegan Retirement and 401(k) Plan dated July 1, 2005 between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005, and incorporated by reference herein).*

10.22	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated by reference herein).*

10.23	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated by reference herein).*

10.24	Employment Agreement, executed July 28, 2006, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on August 3, 2006, and incorporated by reference herein).*

10.25	Second Amendment to Purchase Agreement and Release of Claims dated as of August 7, 2006 by and among PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed as Exhibit 10.4 to the June 2006 10-Q, and incorporated by reference herein).

10.26	Employment Agreement, executed December 20, 2006, by and between the Mohegan Tribal Gaming Authority and Anthony Patrone (filed as Exhibit 10.32 to the 2006 10-K, and incorporated by reference herein).*

10.27	Second Amended and Restated Loan Agreement, dated as of March 9, 2007, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on March 15, 2007, and incorporated by reference herein).

10.28	Amendment No. 1 to the Second Amended and Restated Loan Agreement, dated as of February 13, 2008, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 14, 2008, and incorporated by reference herein).

Exhibit No.	Description
10.29	Amendment to Employment Agreement, dated February 4, 2008, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on February 8, 2008, and incorporated by reference herein).*

10.30	Third Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2008, and incorporated by reference herein).

10.31	Amended Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 27, 2009).*

10.32	Amended Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on February 27, 2009).*

10.33	Amended Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on February 27, 2009).*

10.34	Employment Agreement, dated April 2, 2009, by and between Downs Racing, L.P. and Robert Soper (filed as Exhibit 10.4 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 15, 2009).*

10.35	Collateral Agency and Intercreditor Agreement, dated as of October 26, 2009, by and among the Mohegan Tribal Gaming Authority, the Guarantors (as defined therein), Bank of America, N.A., as administrative agent for the first lien secured parties, U.S. Bank National Association, as trustee under the Indenture and U.S. Bank National Association, as collateral agent for the second lien secured parties (filed herewith).

10.36	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 26, 2009, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed herewith).

10.37	Employment Agreement, dated as of April 28, 2008, by and between the Mohegan Tribal Gaming Authority and Toby A. Arnheim (filed herewith).*

10.38	Amendment to Employment Agreement, dated as of April 9, 2009, by and between the Mohegan Tribal Gaming Authority and Toby A. Arnheim (filed herewith).*

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.